Form 10-Q
period 1999-06-30
HUGHES ELECTRONICS CORP
filed 1999-08-16
CIK 944868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549-1004



                                  FORM 10-Q


  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
           ACT OF 1934

             For the quarterly period ended June 30, 1999

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                      to


                     Commission file number   0-26035


                        HUGHES ELECTRONICS CORPORATION
            (Exact name of registrant as specified in its charter)



            STATE OF DELAWARE                                  52-1106564
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                      Identification No.)


                        200 North Sepulveda Boulevard
                         El Segundo, California 90245
                                (310) 662-9985
             (Address, including zip code, and telephone number,
       including area code, of registrants' principal executive office)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes_ . No X .

         As of June 30, 1999, there were outstanding 1,000 shares of the issuer's $1.00 par value common stock.

                        HUGHES ELECTRONICS CORPORATION

                                    INDEX

                                                                     Page No.

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Statements of Income (Loss) and Available Separate
            Consolidated Net Income (Loss) for the Three and
            Six Months Ended June 30, 1999 and 1998                      3

           Balance Sheets as of June 30, 1999 and December 31, 1998      4

           Condensed Statements of Cash Flows for the Six Months
            Ended June 30, 1999 and 1998                                 5

           Notes to Financial Statements                                 6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         13

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            28

   Item 6. Exhibits and Reports on Form 8-K                             31

Signature                                                               31

Exhibit 27 Financial Data Schedule (for SEC information only)

                        HUGHES ELECTRONICS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

                       STATEMENTS OF INCOME (LOSS) AND
              AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)
                                 (Unaudited)

                                      Three Months Ended    Six Months Ended
                                            June 30,           June 30,
                                       1999       1998     1999        1998
                                    ----------  --------   --------   ---------
                                 (Dollars in Millions Except Per Share Amounts)
Revenues
   Direct broadcast, leasing and
     other services                $1,065.1    $606.4    $1,800.8      $1,205.3
   Product sales                      710.9     762.6     1,427.0       1,454.7
                                    -------   -------     -------       -------
Total Revenues                      1,776.0   1,369.0     3,227.8       2,660.0
                                    -------   -------     -------       -------
Operating Costs and Expenses
   Cost of products sold              685.7     580.6     1,354.9       1,122.9
   Broadcast programming and
     other costs                      478.6     250.8       770.2         515.6
   Selling, general and
     administrative expenses          548.5     359.2       953.3         661.8
   Depreciation and amortization      159.8     100.2       282.8         197.9
   Amortization of GM purchase
    accounting adjustments              5.3       5.3        10.6          10.6
                                    -------   -------     -------       -------
Total Operating Costs and Expenses  1,877.9   1,296.1     3,371.8       2,508.8
                                    -------   -------     -------       -------
Operating Profit (Loss)              (101.9)     72.9      (144.0)        151.2
Interest income                         4.9      30.6        18.5          68.1
Interest expense                      (12.4)     (2.9)      (19.3)         (5.9)
Other, net                            (37.5)    (35.1)      100.2         (69.4)
                                    --------  -------    --------       -------
Income (Loss) Before Income Taxes,
   Minority Interests and Cumulative
   Effect of Accounting Change       (146.9)     65.5       (44.6)        144.0
Income tax provision (benefit)        (42.5)     23.3        (6.7)         54.7
Minority interests in net losses
   of subsidiaries                      6.8       8.6        13.3           9.9
                                    --------  -------    --------       -------
Income (Loss) before cumulative effect
   of accounting change               (97.6)     50.8       (24.6)         99.2
Cumulative effect of accounting
   change, net of taxes                   -         -           -          (9.2)
                                     -------    -------     -------     -------
Net Income (Loss)                     (97.6)     50.8       (24.6)         90.0
Adjustments to exclude the effect of
   GM purchase accounting adjustments   5.3       5.3        10.6          10.6
                                        ------  -----       -----        ------
Earnings (Loss) excluding the effect of
   GM purchase accounting adjustments (92.3)     56.1       (14.0)        100.6
Preferred stock dividends              (1.6)        -        (1.6)           -
                                      ------    -------     -----    ---------
Earnings (Loss) Used for Computation of
   Available Separate Consolidated Net
   Income (Loss)                     $(93.9)    $56.1      $(15.6)       $100.6
                                      ======     ====       ======        =====

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors
   Class H Common Stock outstanding
   (in millions) (Numerator)          121.0     105.2       113.6         104.7
Average Class H dividend base
   (in millions) (Denominator)        414.9     399.9       407.5         399.9
Available Separate Consolidated
   Net Income (Loss)                 $(27.4)    $14.7       $(4.3)        $26.2
                                      ======     ====        =====         ====
Earnings (Loss) Attributable to General Motors
   Class H Common Stock on a Per Share
   Basis - Basic and Diluted         $(0.23)     $0.14      $(0.04)       $0.25
                                      =====       ====       =====         ====

Reference should be made to the Notes to Financial Statements.

                        HUGHES ELECTRONICS CORPORATION

                                BALANCE SHEETS

                                                        June 30,
                                                           1999    December 31,
                     ASSETS                           (Unaudited)     1998
                                                      -----------     ----
                                                       (Dollars in Millions)
Current Assets
  Cash and cash equivalents                             $858.7       $1,342.1
  Accounts and notes receivable (less allowances)      1,345.0          922.4
  Contracts in process, less advances and progress
   payments of $24.7 and $27.0                           690.6          783.5
  Inventories                                            653.8          471.5
  Prepaid expenses and other, including deferred income
   taxes of $96.7 and $33.6                              591.5          326.9
                                                      --------       --------
Total Current Assets                                   4,139.6        3,846.4
Satellites, net                                        3,515.8        3,197.5
Property, net                                          1,303.0        1,059.2
Net Investment in Sales-type Leases                      162.0          173.4
Intangible Assets, net of accumulated amortization
  of $486.7 and $413.2                                 7,420.0        3,552.2
Investments and Other Assets                           1,732.6        1,606.3
                                                     ---------      ---------
Total Assets                                         $18,273.0      $13,435.0
                                                      ========       ========

                  LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Accounts payable                                    $1,020.4         $764.1
  Advances on contracts                                  178.0          291.8
  Deferred revenues                                       94.7           43.8
  Current portion of long-term debt                      184.4          156.1
  Accrued liabilities                                  1,542.2          753.7
                                                       -------       --------
Total Current Liabilities                              3,019.7        2,009.5
Long-Term Debt                                         1,239.6          778.7
Deferred Gains on Sales and Leasebacks                    59.6          121.5
Postretirement Benefits Other Than Pensions              153.9          150.7
Other Liabilities and Deferred Credits                 1,495.1          867.1
Deferred Income Taxes                                    447.2          643.9
Commitments and Contingencies
Minority Interests                                       502.2          481.7
Stockholder's Equity
  Capital stock and additional paid-in capital         9,689.8        8,146.1
  Preferred stock                                      1,485.0             -
  Net income retained for use in the business            231.6          257.8
                                                      --------        -------
Subtotal Stockholder's Equity                         11,406.4        8,403.9
                                                      --------        -------
  Accumulated Other Comprehensive Income (Loss)
   Minimum pension liability adjustment                  (37.1)         (37.1)
   Accumulated unrealized gains (losses) on securities    (8.0)          16.1
   Accumulated foreign currency translation adjustments   (5.6)          (1.0)
  Accumulated other comprehensive loss                   (50.7)         (22.0)
                                                      --------        -------
Total Stockholder's Equity                            11,355.7        8,381.9
                                                      --------       --------
Total Liabilities and Stockholder's Equity           $18,273.0      $13,435.0
                                                      ========       ========


Reference should be made to the Notes to Financial Statements.

                        HUGHES ELECTRONICS CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                          1999      1998
                                                          ----      ----
                                                       (Dollars in Millions)
Cash Flows from Operating Activities
Net Cash (Used in) Provided by Operating Activities     $(15.3)    $157.1
                                                         ------     -----

Cash Flows from Investing Activities
Investment in companies, net of cash acquired         (1,784.4)    (908.0)
Expenditures for property                               (170.8)    (121.4)
Increase in satellites                                  (384.8)    (255.5)
Early buyout of satellite under sale and leaseback      (141.3)    (155.5)
Proceeds from disposal of property                         5.1       46.7
                                                      --------   --------
     Net Cash Used in Investing Activities            (2,476.2)  (1,393.7)
                                                      --------   --------

Cash Flows from Financing Activities
Net increase in notes and loans payable                   28.3      100.0
Long-term debt borrowings                              2,422.0      875.3
Repayment of long-term debt                           (1,961.1)    (725.0)
Net proceeds from issuance of preferred stock          1,485.0         -
Stock options exercised                                   42.8         -
Purchase and retirement of GM Class H common stock        (8.9)        -
Payment to General Motors for Delco post-closing
   price adjustment                                          -     (204.7)
                                                      --------   --------
     Net Cash Provided by Financing Activities         2,008.1       45.6
                                                      --------   --------

Net decrease in cash and cash equivalents               (483.4)  (1,191.0)
Cash and cash equivalents at beginning of the period   1,342.1    2,783.8
                                                       --------   -------
Cash and cash equivalents at end of the period          $858.7   $1,592.8
                                                       ========   =======

Reference should be made to the Notes to Financial Statements.

                        HUGHES ELECTRONICS CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the financial statements and notes thereto included in the Hughes Electronics Corporation Form 10 filed with the Securities and Exchange Commission on August 13, 1999.
   The financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from purchase accounting adjustments associated with GM's purchase of Hughes in 1985.
   In 1998, Hughes adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that all start-up costs previously capitalized be written off and recognized as a cumulative effect of accounting change, net of taxes, as of the beginning of the year of adoption. On a prospective basis, these types of costs are required to be expensed as incurred. The unfavorable cumulative effect of this accounting change was $9.2 million after-tax, or $0.02 per share of GM Class H common stock in the first quarter of 1998.

Note 2.  Inventories

Major Classes of Inventories
                                                     June 30,   December 31,
(Dollars in Millions)                                  1999         1998
                                                       ----         ----

Productive material and supplies                      $80.6       $73.4
Work in process                                       463.8       285.1
Finished goods                                        109.4       113.0
                                                      -----       -----
   Total                                             $653.8      $471.5
                                                      =====       =====

Note 3.  Comprehensive Income

   Hughes' total comprehensive income was as follows:

                               Three Months Ended         Six Months Ended
                                    June 30,                   June 30,
(Dollars in Millions)          1999         1998          1999          1998
                               ----         ----          ----          ----

Net income (loss)             $(97.6)       $50.8        $(24.6)        $90.0
Other comprehensive loss:
  Foreign currency translation
     adjustments                (1.1)        (2.2)         (4.6)         (2.5)
  Unrealized loss on securities:
   Unrealized holding gains
     (losses)                  (19.5)         1.6         (24.1)          1.0
   Less: reclassification
      adjustment for
      unrealized gains
      included in net income       -         (7.3)            -          (7.3)
                               -----        ------        -----         ------
      Unrealized loss on
        securities             (19.5)        (5.7)        (24.1)         (6.3)
                               -----        ------       ------         ------
Other comprehensive loss       (20.6)        (7.9)        (28.7)         (8.8)
                               ------       -----         ------        -----
     Total comprehensive income
         (loss)              $(118.2)       $42.9        $(53.3)        $81.2
                              =======        ====         ======         ====

                        HUGHES ELECTRONICS CORPORATION

                                 (Unaudited)

Note 4. Earnings (Loss) Per Share Attributable to GM Class H Common Stock and Available Separate Consolidated Net Income (Loss)

   Earnings (Loss) attributable to GM Class H common stock on a per share basis is determined based on the relative amounts available for the payment of dividends to holders of GM Class H common stock. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).
   Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) ("ASCNI") of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the separate consolidated net income (loss) of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes and including the effects of preferred dividends paid and/or payable to GM (earnings (loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period (121.0 million and 105.2 million during the second quarters of 1999 and 1998, respectively) and the denominator of which is a number equal to the weighted- average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 414.9 million and 399.9 million during the second quarters of 1999 and 1998, respectively. Upon conversion of the General Motors Series H preference stock into General Motors Class H common stock, both the numerator and the denominator used in the computation of ASCNI will increase by the number of shares of the General Motors Class H common stock issued (see further discussion in Note 5). In addition, the denominator used in determining the ASCNI of Hughes may be adjusted from time-to-time as deemed appropriate by the GM Board of Directors ("GM Board") to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Restated Certificate of Incorporation.
   In connection with the PRIMESTAR and USSB transactions (see further discussion in Note 7), GM contributed to Hughes an amount of cash sufficient to enable Hughes to purchase from GM, for fair value as determined by the GM Board, the number of shares of GM Class H common stock delivered by Hughes. In accordance with the GM certificate of incorporation, the Class H dividend base was increased to reflect that number of shares. The number of shares issued as part of the PRIMESTAR acquisition and the number of shares to be issued as part of the USSB merger have been included in the calculation of both the numerator and denominator of the fraction described above since the consummation dates of the transactions.
   Effective January 1, 1999, shares of Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes increases the numerator and denominator of the fraction referred to above. Prior to January 1, 1999, there was no dilutive effect resulting from the assumed exercise of stock options, because the exercise of stock options did not affect the GM Class H dividend base (denominator). From time to time, in anticipation of exercises of stock options, Hughes purchases Class H common stock from the open market. Upon purchase, these shares are retired and therefore decrease the numerator and denominator of the fraction referred to above.
   For the three and six months ended June 30, 1999, diluted loss per share have not been presented as the assumed exercise of stock options and the assumed conversion of the preferred shares in the computation of diluted loss per share would have been anti-dilutive.

                        HUGHES ELECTRONICS CORPORATION

                                 (Unaudited)

Note 5.  Hughes Series A Preferred Stock

   On June 24, 1999, as part of a strategic alliance with Hughes, America Online ("AOL") invested $1.5 billion in shares of General Motors Series H 6.25% Automatically Convertible Preference Stock. The General Motors Series H preference stock will automatically convert into Class H common stock in three years based upon a variable conversion factor linked to the Class H common stock price at the time of conversion, and accrues quarterly dividends at a rate of 6.25% per year. It may be converted earlier in certain limited circumstances. General Motors immediately invested the $1.5 billion received from AOL in shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the General Motors Series H preference stock. Dividends on the Hughes Series A Preferred Stock are payable to General Motors quarterly at an annual rate of 6.25%. These preferred stock dividends payable to General Motors will reduce Hughes' earnings used for computation of the ASCNI of Hughes, which will have an equivalent effect to the payment of dividends on the Series H preference stock as if those dividends were paid by Hughes. Upon conversion of the General Motors Series H preference stock into General Motors Class H common stock, Hughes will redeem the Series A Preferred Stock through a cash payment to General Motors equal to the fair market value of the Class H common stock issuable upon the conversion. Simultaneous with General Motors' receipt of the cash redemption proceeds, General Motors will make a capital contribution to Hughes of the same amount. In connection with this capital contribution, the denominator of the fraction used in the computation of the ASCNI of Hughes will be increased by the corresponding number of shares of General Motors Class H common stock issued. Accordingly, upon conversion of the General Motors Series H preference stock into General Motors Class H common stock, both the numerator and denominator used in the computation of ASCNI will increase by the amount of the General Motors Class H common stock issued.

Note 6.  Other Postretirement Benefits

   Hughes has disclosed in the financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations," "liabilities" or "obligations." Notwithstanding the recording of such amounts and the use of these terms, Hughes does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of Hughes (other than pensions) represent legally enforceable liabilities of Hughes.

                        HUGHES ELECTRONICS CORPORATION

                                 (Unaudited)

Note 7.  Acquisitions

   On January 22, 1999, Hughes agreed to acquire PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business and the high-power satellite assets and direct-broadcast satellite orbital frequencies of Tempo Satellite, a wholly-owned subsidiary of TCI Satellite Entertainment, Inc. On April 28, 1999, the acquisition of PRIMESTAR's direct-to-home business was completed. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock, for a total purchase price of $1.3 billion, based on the average market price of $47.87 per share of Class H common stock at the time the acquisition agreement was signed. The purchase price will be adjusted based upon the final adjusted net working capital of PRIMESTAR at the date of closing. The purchase price for the Tempo Satellite assets consisted of $500 million in cash. Of this purchase price, $150 million was paid on March 10, 1999 for a satellite that has not yet been launched and the remaining $350 million was paid on June 4, 1999 for an in-orbit satellite and 11 related satellite orbital frequencies.
   In December 1998, Hughes agreed to acquire all of the outstanding capital stock of United States Satellite Broadcasting Company, Inc. ("USSB"). USSB
provided direct-to-home premium satellite programming in conjunction with DIRECTV's basic programming service. The purchase price was approximately $1.6 billion, consisting of approximately $360 million in cash and 22.6 million shares of Class H common stock. The USSB acquisition was closed on May 20, 1999 and the payment of cash and delivery of shares was made to the former USSB shareholders in July 1999.
   The financial information presented as of and for the periods ended June 30, 1999 reflect the effects of the PRIMESTAR, Tempo Satellite and USSB transactions, discussed above, from their respective dates of acquisition. These transactions have been accounted for using the purchase method of accounting; however, the adjustments made in the June 30, 1999 financial statements reflect a preliminary allocation of the purchase price for the transactions based upon information currently available. Adjustments relating to the tangible assets (i.e., satellites, equipment located on customer premises, etc.), intangible assets (i.e., licenses granted by the Federal Communications Commission, customer lists, dealer network, etc.), and accrued liabilities for programming contracts and leases with above-market rates are estimates pending the completion of independent appraisals currently in process. Additionally, the adjustment to recognize the benefit of net operating loss carryforwards of USSB represents a preliminary estimate pending further review and analysis by the management of Hughes. These appraisals, valuations and studies are expected to be completed by December 31, 1999. Accordingly, the final purchase price allocations may be different from the amounts reflected herein.
   As the Hughes 1999 financial statements include only USSB's and PRIMESTAR's results of operations since the date of acquisition, the following selected unaudited pro forma information is provided to present a summary of the combined results of Hughes, USSB and PRIMESTAR as if the acquisitions had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of Hughes had USSB and PRIMESTAR operated as part of Hughes for the six months ended June 30, 1999 and June 30, 1998, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

                                           Six Months Ended     Six Months Ended
                                            June 30, 1999        June 30, 1998
--------------------------------------------------------------------------------
(Dollars in Millions Except Per Share Amounts)
Total revenues                                  $4,017.6          $3,466.5
Income (Loss) before cumulative effect
   of accounting Change                            (20.7)             66.8
Net income (loss)                                  (20.7)             57.6
Pro forma available separate consolidated
    net loss (1)                                   (17.7)              6.6
Pro forma loss per share attributable to GM Class H
    common stock on a per share basis (1)         $(0.13)            $0.05


(1) Both periods include the pro forma effect of dividends amounting to $46.9 million related to the Hughes Series A Preferred Stock as if the preferred stock had been outstanding as of the beginning of the respective periods.

                        HUGHES ELECTRONICS CORPORATION

                                 (Unaudited)

Note 8.  Segment Reporting

   Hughes' segments, which are differentiated by their products and services, include Direct-To-Home Broadcast, Satellite Services, Satellite Systems and Network Systems. Direct-To-Home Broadcast is engaged in acquiring, promoting, selling and/or distributing digital programming via satellite to residential and commercial customers. Satellite Services is engaged in the selling, leasing and operating of satellite transponders and providing services for cable television systems, news companies, Internet service providers and private business networks. Satellite Systems designs, manufactures and markets satellites and satellite components. Network Systems products include satellite-based business networks and Internet access service, cellular-based fixed wireless telephony systems, mobile cellular digital packet data systems and DIRECTV(TM) receiver equipment. Other includes the corporate office and other entities.
   Selected information for Hughes' operating segments for the three and six months ended June 30, 1999 and 1998, are reported as follows:

Operating Segments:

                 Direct-To-
                 Home      Satellite Satellite   Network         Elimin-
                 Broadcast Services  Systems     Systems  Other  ations   Total
--------------------------------------------------------------------------------
(Dollars in Millions)
For the Three Months Ended:
June 30, 1999
External Revenues  $869.3  $167.3     $462.4    $277.0       -       - $1,776.0
Intersegment
  Revenues            0.9    33.1       91.4      64.1    $0.1 ($189.6)       -
--------------------------------------------------------------------------------
Total Revenues     $870.2  $200.4     $553.8    $341.1    $0.1 $(189.6)$1,776.0
--------------------------------------------------------------------------------
Operating Profit
   (Loss)(1)       $(68.4)  $82.4    $(133.0)    $11.3  $(26.5)  $32.3  $(101.9)
--------------------------------------------------------------------------------

For the Three Months Ended:
June 30, 1998
External Revenues  $401.5  $161.6     $593.0    $207.0    $5.9       - $1,369.0
Intersegment
  Revenues           -       29.5       81.8      14.7     0.6 $(126.6)       -
--------------------------------------------------------------------------------
Total Revenues     $401.5  $191.1     $674.8    $221.7    $6.5 $(126.6)$1,369.0
--------------------------------------------------------------------------------
Operating Profit
   (Loss)(1)       $(40.2)  $73.6      $60.0    $(25.2)  $(0.6)   $5.3    $72.9
--------------------------------------------------------------------------------


For the Six Months Ended:
June 30, 1999
External Revenues$1,425.3  $327.0     $998.0    $477.5     -         - $3,227.8
Intersegment
  Revenues            1.5    66.9      186.1      94.5    $0.3 $(349.3)      -
--------------------------------------------------------------------------------
Total Revenues   $1,426.8  $393.9   $1,184.1    $572.0    $0.3 $(349.3)$3,227.8
--------------------------------------------------------------------------------
Operating Profit
   (Loss)(1)       $(91.8) $160.7    $(147.4)    $(6.5) $(39.9) $(19.1) $(144.0)
--------------------------------------------------------------------------------

For the Six Months Ended:
June 30, 1998
External Revenues  $789.4  $328.7   $1,146.7    $386.1    $9.1       - $2,660.0
Intersegment
  Revenues           -       55.4      152.4      20.3     0.9 $(229.0)       -
-------------------------------------------------------------------------------
Total Revenues     $789.4  $384.1   $1,299.1    $406.4   $10.0 $(229.0)$2,660.0
--------------------------------------------------------------------------------
Operating Profit
   (Loss)(1)       $(71.8) $158.5     $115.1    $(37.1) $(11.4)  $(2.1)  $151.2
--------------------------------------------------------------------------------

(1)Includes amortization arising from purchase accounting adjustments related to GM's acquisition of Hughes amounting to $0.8 million in each of the three-month periods and $1.6 million in each of the six-month periods for the Satellite Services segment and $4.5 million in each of the three-month periods and $9.0 million in each of the six-month periods for Other.

                        HUGHES ELECTRONICS CORPORATION

                                 (Unaudited)

Note 9.  Commitments and Contingencies

   In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor and the subsequent merger of that business with Raytheon Company, the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. Such financial adjustments might require a cash payment from Raytheon to Hughes or vice versa. A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. Hughes and Raytheon are proceeding with the dispute resolution process. It is possible that the ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the disputes through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that it has proposed.
   General Electric Capital Corporation ("GECC") and DIRECTV, Inc. entered into a contract on July 31, 1995, in which GECC agreed to provide financing for consumer purchases of DIRECTV hardware and related programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV is seeking damages from GECC in excess of $70 million. Hughes intends to vigorously contest GECC's allegations and pursue Hughes' own contractual rights and remedies. Hughes does not believe that the litigation will have a material adverse impact on Hughes' results of operations or financial position. Pretrial discovery is not yet completed in the case and no trial date has been set.
   As part of a marketing agreement entered into with AOL on June 21, 1999, Hughes committed to increase its sales and marketing expenditures over the next three years by approximately $1.5 billion relating to DirecPC/AOL-Plus, DlRECTV, DlRECTV/AOL TV and DirecDuo.
     Hughes Space and Communications International ("HSCI") has a contract with ICO Global Communications Operations to build the satellites and related components for a global wireless communications system. Hughes owns approximately 2.6% of the equity in its parent company, ICO Global Communications (Holdings) ("ICO"). ICO has indicated in its public disclosure that it requires substantial additional financing to continue operating its business and to fund the construction of its communications network. ICO also has indicated that it currently is attempting to obtain financing through its existing stockholders, including Hughes, and/or third parties. There can be no assurance that ICO will be successful in obtaining adequate financing to continue operating its business or to complete construction of its communications network. If ICO is unable to obtain the necessary additional financing, it and its subsidiary would likely be unable to pay the remaining amounts due to HSCI under the contract. If ICO fails to pay HSCI these remaining amounts, HSCI could terminate the contract for non-payment. In the event of non-payment, Hughes would expect to record a pre-tax charge to earnings of approximately $500.0 million.

                        HUGHES ELECTRONICS CORPORATION

                                 (Unaudited)


Note 10.  Subsequent Event

   On July 28, 1999, Galaxy Latin America ("GLA"), Hughes' 70% owned subsidiary, acquired Galaxy Brasil, Ltda., the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap sold its 10% equity interest in GLA to Hughes and the Cisneros Group, the remaining GLA partners. Hughes' share of the purchase amounted to approximately $101.1 million and increased Hughes' ownership of GLA to 77.8%.
   On July 6, 1999, as part of the USSB merger, Hughes paid approximately $0.4 billion in cash and issued approximately 22.6 million shares of Class H common stock to the former USSB shareholders.

                        HUGHES ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read in conjunction with the Hughes management's discussion and analysis included in the Hughes Electronics Corporation Form 10 filed with the Securities and Exchange Commission on August 13, 1999. In addition, the following discussion excludes purchase accounting adjustments related to GM's acquisition of Hughes (see Supplemental Data beginning on page 24).
   This Quarterly Report may contain certain statements that Hughes believes are, or may be considered to be, "forward-looking statements", within the meaning of Section 27 A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal important risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include economic conditions, product demand and market acceptance, government action, ability to obtain export licenses, competition, ability to achieve cost reductions, technological risk, ability to address the year 2000 issue, interruptions to production attributable to causes outside of Hughes' control, the success and timeliness of satellite launches, in-orbit performance of satellites, ability of customers to obtain financing and Hughes' ability to access capital to maintain its financial flexibility. Additionally, Hughes and its 81.0% owned subsidiary, PanAmSat Corporation ("PanAmSat"), have experienced satellite anomalies in the past and may experience satellite anomalies in the future that could lead to the loss or reduced capacity of such satellites that could materially affect Hughes' operations. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
   The financial information presented as of and for the period ended June 30, 1999 reflect the effects of the PRIMESTAR, Tempo Satellite and USSB transactions, discussed below, from their respective dates of acquisition. These transactions have been accounted for using the purchase method of accounting; however, the adjustments made in the June 30, 1999 financial statements reflect a preliminary allocation of the purchase price for the transactions based upon information currently available. Adjustments relating to the tangible assets (i.e., satellites, equipment located on customer premises, etc.), intangible assets (i.e., licenses granted by the Federal Communications Commission, customer lists, dealer network, etc.), and accrued liabilities for programming contracts and leases with above-market rates are estimates pending the completion of independent appraisals currently in process. Additionally, the adjustment to recognize the benefit of net operating loss carryforwards of USSB represents a preliminary estimate pending further review and analysis by the management of Hughes. These appraisals, valuations and studies are expected to be completed by December 31, 1999. Accordingly, the final purchase price allocations may be different from the amounts reflected herein.

General

   In 1998, PanAmSat adopted a comprehensive satellite expansion and restoration plan pursuant to which PanAmSat would expand its fleet of satellites in 1999 and 2000. The additional satellites are intended to meet the expected demand for additional satellite capacity, replace capacity affected by satellite anomalies, and provide added backup to existing capacity. In connection with the plan, seven satellites are under construction by Hughes Space and Communications Company ("HSC"). As a result of manufacturing delays being experienced by HSC, however, it is expected that there will be delays in the launch of these satellites. PanAmSat now expects to launch one additional satellite in 1999, followed by five satellites in 2000 and one in 2001. It is expected that these delays will result in 1999 revenues and earnings at PanAmSat that are significantly lower than previously anticipated. A substantial portion of these revenues and earnings previously anticipated in 1999 are expected to be recognized in future years after the satellites commence commercial service.

                        HUGHES ELECTRONICS CORPORATION

   On February 24, 1999, the Department of Commerce notified Hughes that it intended to deny a U.S. government export license Hughes was required to obtain in connection with a contract with Asia-Pacific Mobile Telecommunications Satellite Pte. Ltd. ("APMT") for the provision of a satellite-based mobile telecommunications system. As a result, APMT and Hughes terminated the contract on April 9, 1999, resulting in a pre-tax charge to Hughes' earnings of $92 million in the first quarter of 1999. This charge represents the write-off of receivables and inventory, with no alternative use, related to the contract.
   Hughes had maintained a lawsuit against the U.S. government since September 1973 regarding the U.S. government's infringement and use of a Hughes patent covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites (the "Williams Patent"). On April 7, 1998, the U.S. Court of Appeals for the Federal Circuit reaffirmed earlier decisions in the Williams Patent case, including an award of $114.0 million in damages, plus interest. In March 1999, Hughes received and recognized as income a $154.6 million payment from the U.S. government as a final settlement of the suit.
   There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participation in government contracts.  Hughes  does  not  expect  the  grand  jury  investigation  or State
Department review to result in a material adverse effect upon its business. However, there can be no assurance as to those conclusions. In addition, a congressional committee chaired by Representative Cox released a report in May 1999 containing negative commentary about the compliance of U.S. satellite manufacturers, including Hughes, with export control laws. Hughes is uncertain of the impact that this report will have on the satellite manufacturing and launching industries. Many of Hughes' satellite launches, including those of PanAmSat, are scheduled for non-U.S. launch providers. We cannot assure you that future satellite launches by non-U.S. launch providers will not be adversely affected by this investigation and report, including the possibility of significant launch delays.
   On May 11, 1999, it was announced that Hughes will collaborate with America Online ("AOL") on a new service that will combine digital satellite television programming from DIRECTV with AOL's new interactive television Internet service. Hughes Network Systems ("HNS") will design and build the initial dual purpose DIRECTV/AOL receiver equipment. The new service will be suited for both frequent Internet users and the mass market consumer who wants to connect to the Internet. On June 21, 1999, Hughes announced a more extensive strategic alliance with AOL to develop and market digital entertainment and Internet services nationwide. The new alliance is expected to accelerate subscriber growth and revenue-per-subscriber for the DIRECTV and DirecPC services, as well as expand the subscriber base for AOL's developing AOL TV and AOL-Plus broadband services. As part of the alliance, Hughes and AOL plan to jointly develop new content and interactive services for U.S. and international markets. Additionally, an extensive cross-marketing initiative will be instituted to market each company's products through their respective retail outlets and to their respective subscribers. As part of its marketing initiative with AOL, Hughes committed to increase its sales and marketing expenditures over the next three years by approximately $1.5 billion relating to its DirecPC/AOL-Plus, DlRECTV, DlRECTV/AOL TV and DirecDuo products and services.
   As part of the alliance, AOL invested $1.5 billion in shares of General Motors Series H 6.25% Automatically Convertible Preference Stock. General Motors immediately invested the $1.5 billion received from AOL in shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the General Motors Series H preference stock. Dividends on the Hughes Series A Preferred Stock are payable to General Motors quarterly at an annual rate of 6.25%. See further discussion in Notes 4 and 5 to the financial statements.
   Hughes Space and Communications International ("HSCI") has a contract with ICO Global Communications Operations to build the satellites and related components for a global wireless communications system. Hughes owns approximately 2.6% of the equity in its parent company, ICO Global Communications (Holdings) ("ICO"). ICO has indicated in its public disclosure that it requires substantial additional financing to continue operating its business and to fund the construction of its communications network. ICO also has indicated that it currently is attempting to obtain financing through its existing stockholders, incluidng Hughes, and/or third parties. There can be no assurance that ICO will be successful in obtaining adequate financing to continue operating its business or to complete the construction of its ommunications network. If ICO is unable to obtain the necessary additional financing, it and its subsidiary would likely be unable to pay the remaining amounts due to HSCI under the contract. If ICO fails to pay HSCI these remaining amounts, HSCI could terminate the contract for non-payment. In the event of non-payment, Hughes would expect to record a pre-tax charge to earnings of approximately $500.0 million.

                        HUGHES ELECTRONICS CORPORATION

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998
   Revenues.  Second quarter 1999 revenues increased 29.7% to $1,776.0 million compared with $1,369.0 million for the second quarter of 1998. The increase reflects continued subscriber growth for the DIRECTV(R) businesses, revenues from the medium-power direct-to-home business ("PRIMESTAR") and the premium movie channels and pay-per-view services business of United States Satellite Broadcasting Company, Inc. ("USSB"), increased sales of DIRECTV(TM) receiver equipment by HNS and increased PanAmSat revenues from operating leases. These increases were partially offset by a decrease in Satellite Systems segment revenues primarily due to contract revenue adjustments and delayed revenue recognition that resulted from increased costs and schedule delays on several new product lines.
   The Direct-To-Home Broadcast segment's second quarter 1999 revenues more than doubled to $870.2 million from $401.5 million in the second quarter of 1998, an increase of 116.7%. The increase resulted from continued strong subscriber growth and higher average monthly revenue per subscriber, as well as added revenues from the PRIMESTAR and USSB businesses. Domestic DIRECTV contributed significantly to this growth with quarterly revenues of $778 million, a 111.4% increase over last year's second quarter revenues of $368 million. With its best-ever second quarter, domestic DIRECTV added 369,000 net new subscribers, excluding subscribers added through the PRIMESTAR and USSB transactions, compared to 227,000 net new subscribers for the second quarter of 1998, a 63% increase. Total domestic DIRECTV(R) subscribers, including 2,244,000 subscribers acquired as part of the PRIMESTAR and USSB transactions, grew to 7,375,000 as of June 30, 1999. Hughes' Latin American DIRECTV businesses which include Hughes' subsidiary, Galaxy Latin America ("GLA"), more than doubled revenues to $77 million for the second quarter of 1999 from $32 million for the second quarter of 1998, an increase of 140.6%. This increase in revenues was due to continued subscriber growth and additional revenues resulting from the consolidation of SurFin Ltd. ("SurFin"), beginning in November 1998, and Grupo Galaxy Mexicana, S.A. de C.V. ("GGM"), beginning in February 1999. GLA added 47,000 net new subscribers for the second quarter, compared to 49,000 net new subscribers acquired for the same period last year, bringing the total cumulative DIRECTV subscribers in Latin America to 601,000 as of June 30, 1999.
   The Satellite Services segment's second quarter 1999 revenues increased to $200.4 million compared with $191.1 million for the prior year. The 4.9% increase in revenues resulted primarily from the commencement of new service agreements for full-time video distribution services and growth in data and Internet-related services.
   For the second quarter of 1999, revenues for the Satellite Systems segment decreased to $553.8 million from revenues of $674.8 million for the same period in 1998. This decrease in revenues was principally due to contract revenue adjustments and delayed revenue recognition that resulted from increased costs and schedule delays on several new product lines.
   Second quarter 1999 revenues for the Network Systems segment were $341.1 million compared with $221.7 million for the same period last year, an increase of 53.9%. This increase in revenues was primarily due to higher sales of DIRECTV receiver equipment.
   Costs and Expenses. Selling, general and administrative expenses increased to $548.5 million in the second quarter of 1999 from $359.2 million for the same period of 1998. The increase resulted primarily from higher marketing and subscriber acquisition costs in the Direct-To-Home Broadcast segment, added costs from the PRIMESTAR and USSB businesses, and the consolidation of GGM and SurFin. The increase in depreciation and amortization expense to $159.8 million in the second quarter of 1999 from $100.2 million in the same period of 1998 resulted primarily from higher depreciation due to increased capital expenditures for property and equipment, additions to PanAmSat's satellite fleet and additional goodwill amortization of $16.1 million that resulted from the PRIMESTAR, USSB and GGM transactions.
   Operating Profit (Loss). Hughes incurred an operating loss of $96.6 million for the second quarter of 1999 compared with operating profit, on the same basis, of $78.2 million for the second quarter of 1998. The operating loss for the second quarter of 1999 was principally a result of a pre-tax charge, after intercompany eliminations, of $125.0 million that resulted from increased development costs and schedule delays experienced by the Satellite Systems segment and higher depreciation and amortization expenses discussed above.

                        HUGHES ELECTRONICS CORPORATION

   The operating loss in the Direct-To-Home Broadcast segment for the second quarter of 1999 was $68.4 million compared with an operating loss of $40.2 million for the second quarter of 1998. The increased operating loss for the second quarter of 1999 was principally due to increased marketing and subscriber acquisition costs and increased depreciation and amortization costs related to the acquisitions of PRIMESTAR and USSB, partially offset by increased subscriber revenues discussed above. Domestic DIRECTV reported an operating loss for the second quarter of 1999 of $39 million compared with an operating loss of $7 million for the second quarter of 1998. GLA's operating loss for second quarter of 1999 was $23 million compared with an operating loss of $32 million for the same period of 1998.
   DIRECTV's cost of acquiring new subscribers has increased due to, among other things, incentives granted by USSB to manufacturers of DIRECTV receiving equipment which were assumed by DIRECTV in connection with its merger with USSB in May 1999. Subscriber acquisition costs are expected to increase further due to increased incentives to dealers and consumers. In addition, in connection with the AOL alliance, DIRECTV's subscriber acquisition costs will increase with respect to both the DIRECTV service and the new DIRECTV/AOL TV service. In the future, subscriber acquisition costs will continue to be largely determined by the competitive environment.
   The Satellite Services segment's operating profit for the second quarter of 1999 increased 11.8% to $83.2 million from $74.4 million for the same period of 1998. The increase in operating profit was primarily due to the increase in revenues discussed above, offset by increased depreciation due to additions to the satellite fleet. Also affecting the comparison was a second quarter 1998 provision for losses related to the May 1998 failure of PanAmSat's Galaxy IV satellite.
   The Satellite Systems segment reported an operating loss for the second quarter of 1999 of $133.0 million compared to operating profit of $60.0 million and operating profit margin of 8.9% for the second quarter of 1998. The operating loss for the second quarter of 1999 resulted from a pre-tax charge, before intercompany eliminations, of $178.0 million that resulted from increased development costs and schedule delays on several new product lines.
   The Network Systems segment's operating income for the second quarter of 1999 was $11.3 million compared with an operating loss of $25.2 million for the second quarter of 1998. The increase in operating income for the second quarter of 1999 was primarily due to higher sales of DIRECTV receiver equipment and a second quarter 1998 provision of $26.0 million associated with the bankruptcy filing by a customer.
   Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles. However, Hughes believes EBITDA is a meaningful measure of the company's performance and that of its business units. EBITDA is a performance measurement commonly used by other communications, entertainment and media service providers and therefore can be used to analyze and compare Hughes' financial performance to that of its competitors. EBITDA is also a measurement used for certain of Hughes' debt covenants and is used by rating agencies in determining credit ratings. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues.
   For the second quarter of 1999, EBITDA was $63.2 million versus $178.4 million for the same period in 1998. EBITDA margin on the same basis was 3.6% for the second quarter of 1999 compared to 13.0% for the second quarter of 1998.
   The Direct-To-Home Broadcast segment had a negative EBITDA for the second quarter of 1999 of $6.8 million compared with negative EBITDA of $16.7 million for the second quarter of 1998. Domestic DIRECTV's EBITDA was $13 million for the second quarter of 1999 compared to $12 million for the second quarter of 1998. The slight increase in domestic DIRECTV's EBITDA was due to EBITDA contributions from the USSB and PRIMESTAR businesses, which were mostly offset by higher marketing and advertising expenses. GLA reported negative EBITDA for the second quarter of 1999 of $13 million compared to negative EBITDA of $26 million for the same period of 1998. The improvement in GLA's EBITDA for the second quarter of 1999 was due to higher revenue growth and EBITDA contributions resulting from the consolidation of SurFin.

                        HUGHES ELECTRONICS CORPORATION

   For the Satellite Services segment, EBITDA for the second quarter of 1999 was $151.0 million compared with $133.1 million for the same period of last year. EBITDA margin increased to 75.3% versus 69.6% for last year's second quarter. The increases in EBITDA and EBITDA margin were principally due to the higher revenues discussed above and lower satellite leaseback expenses resulting from the exercise of certain early buy-out options under sale-leaseback agreements during the second quarter of 1999. Also affecting the comparison was a second quarter 1998 provision for losses related to the May 1998 failure of PanAmSat's Galaxy IV satellite.
   The Satellite Systems segment had a negative EBITDA of $119.6 million for the second quarter of 1999, compared with EBITDA and EBITDA margin of $71.5 million and 10.6% for the second quarter of 1998. The decrease in EBITDA for the second quarter of 1999 was due to a second quarter 1999 pre-tax charge, before intercompany eliminations, of $178.0 discussed above.
   Network Systems segment EBITDA grew to $25.0 million for the second quarter of 1999, compared to a negative EBITDA of $15.3 million for the second quarter of 1998. EBITDA margin for the second quarter of 1999 was 7.3%. The increase in EBITDA and EBITDA margin was primarily due to higher sales of DIRECTV receiver equipment and a second quarter 1998 provision of $26.0 million associated with the bankruptcy filing by a customer.
   Interest Income and Expense. Interest income decreased to $4.9 million for the second quarter of 1999 compared with $30.6 million for the second quarter of 1998. The decrease in interest income was due to lower cash balances in the second quarter of 1999 compared to 1998. Interest expense increased $9.5 million for the second quarter of 1999 from the same period in 1998 due to the increase of $184.2 million in borrowings.
   Other, net. Other, net for the second quarter of 1999 reflects losses from unconsolidated subsidiaries of $34.1 million that are primarily attributable to equity investments in DIRECTV Japan and American Mobile Satellite Corporation ("AMSC"). The second quarter 1998 amount reflects losses from unconsolidated subsidiaries of $22.0 million, primarily related to DIRECTV Japan and AMSC, and $17.5 million of estimated losses associated with bankruptcy filings by two unaffiliated customers.
   Income Taxes. In the second quarter of 1999, Hughes recorded an income tax benefit at an effective income tax rate of 30.0% while in the second quarter of 1998, Hughes recorded an income tax provision of 32.9%.
   Accounting Change. In 1998, Hughes adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that all start-up costs previously capitalized be written off and recognized as a cumulative effect of accounting change, net of taxes, as of the beginning of the year of adoption. On a prospective basis, these types of costs are required to be expensed as incurred. The unfavorable cumulative effect of this accounting change was $9.2 million after-tax, or $0.02 per share of GM Class H common stock in the first quarter of 1998.
   Earnings (Loss). Second quarter 1999 loss and loss per share, including the effect of preferred stock dividends, were $92.3 million and $0.23, respectively, compared to second quarter 1998 earnings and earnings per share of $56.1 million and $0.14, respectively.

                        HUGHES ELECTRONICS CORPORATION

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
   Revenues. For the first six months of 1999, revenues increased 21.3% to $3,227.8 million compared to $2,660.0 million for the first six months of 1998. This increase in revenues was primarily the result of continued subscriber growth in the DIRECTV businesses, revenues from PRIMESTAR and USSB which were acquired on April 28, 1999 and May 20, 1999, respectively, increased sales of DIRECTV receiver equipment by HNS and increased PamAmSat operating lease revenues. These increases were partially offset by a decrease in HSC revenues principally due to contract revenue adjustments and delayed revenue recognition that resulted from increased costs and schedule delays on several new product lines.
   Direct-To-Home Broadcast segment revenues for the first six months of 1999 increased 80.7% to $1,426.8 million from $789.4 million for the same period of 1998. The increase resulted from continued record subscriber growth and higher average monthly revenue per subscriber, as well as added revenues from the PRIMESTAR and USSB businesses.
   For the first six months of 1999, the Satellite Services segment's revenues increased to $393.9 million compared with $384.1 million for the prior year. The slight increase in revenues resulted primarily from growth in data and Internet-related services.
   Revenues for the first six months of 1999 for the Satellite Systems segment decreased to $1,184.1 million from revenues of $1,299.1 million for the same period in 1998. This decrease in revenues was principally due to the contract revenue adjustments and delayed revenue recognition discussed above.
   Network Systems segment revenues for the first six months of 1999 were $572.0 million compared with $406.4 million for the same period last year, an increase of 40.7%. This increase in revenues was primarily due to higher sales of DIRECTV receiver equipment.
   Costs and Expenses. Selling, general and administrative expenses increased to $953.3 million for the first six months of 1999 from $661.8 million for the same period of 1998. The increase resulted primarily from higher marketing and subscriber acquisition costs in the Direct-To-Home Broadcast segment, added costs for the PRIMESTAR and USSB businesses, and the consolidation of GGM and SurFin. The increase in depreciation and amortization expense to $282.8 million for the first six months of 1999 from $197.9 million for the same period of 1998 resulted primarily from higher depreciation due to additions to PanAmSat's satellite fleet, increased goodwill amortization related to the 1998 purchase of an additional 9.5% interest in PanAmSat and amortization of goodwill and depreciation for PRIMESTAR, USSB and GGM.
   Operating Profit (Loss). Hughes incurred an operating loss of $133.4 million for the first six months of 1999 compared with operating profit, on the same basis, of $161.8 million for the first six months of 1998. The operating loss for the first six months of 1999 was principally a result of the $125.0 million pre-tax charge at the Satellite Systems segment, $84.9 million of higher depreciation and amortization expense discussed above and a one-time pre-tax charge of $92.0 million resulting from the termination of the Asia-Pacific Mobile Telecommunications Satellite Pte. Ltd. ("APMT") contract due to export licenses not being issued.
   The operating loss in the Direct-To-Home Broadcast segment for the first six months of 1999 was $91.8 million compared with an operating loss of $71.8 million for the first six months of 1998. The increase in operating loss in 1999 was principally due to increased programming, marketing and subscriber acquisition costs and increased depreciation and amortization costs that resulted from the acquisition of PRIMESTAR and USSB, partially offset by increased subscriber revenues discussed above.
   The Satellite Services segment operating profit for the first six months of 1999 was $162.3 million compared to $160.1 million for the same period of 1998. The slight improvement in operating profit was primarily due to the increase in revenues discussed above, offset by higher depreciation due to additions to the satellite fleet. Also affecting the comparison was a second quarter 1998 provision for losses related to the May 1998 failure of PanAmSat's Galaxy IV satellite.
   The Satellite Systems segment reported an operating loss for the first six months of 1999 of $147.4 million compared to operating profit of $115.1 million and operating profit margin of 8.9% for the first six months of 1998. The operating loss for the first six months of 1999 resulted from a pre-tax charge, before intercompany eliminations, of $178.0 million that resulted from increased development costs and schedule delays on several new product lines and a one-time pre-tax charge of $81.0 million resulting from the termination of the APMT contract.

                        HUGHES ELECTRONICS CORPORATION

   The Network Systems segment's operating loss for the first six months of 1999 was $6.5 million compared with an operating loss of $37.1 million for the first six months of 1998. The lower operating loss was primarily due to higher sales of DIRECTV receiver equipment and satellite-based mobile telephony systems and a second quarter 1998 provision of $26.0 million associated with the bankruptcy filing by a customer, partially offset by a one-time pre-tax charge in 1999 of $11.0 million resulting from the termination of the APMT contract.
   EBITDA. For the first six months of 1999, EBITDA was $149.4 million versus $359.7 million for the same period in 1998. EBITDA margin on the same basis was 4.6% for the first six months of 1999 compared to 13.5% for the first six months of 1998.
   The Direct-To-Home Broadcast segment had a negative EBITDA for the first six months of 1999 of $2.9 million compared with negative EBITDA of $25.8 million for the first six months of 1998. This improvement in EBITDA for the first six months of 1999 was primarily due to continued strong subscriber growth in the domestic DIRECTV business, the contributions from PRIMESTAR and USSB from their dates of acquisition and the consolidation of SurFin.
   The Satellite Services segment's EBITDA for the first six months of 1999 was $296.9 million compared with $273.3 million for the same period of last year. EBITDA margin increased to 75.4% versus 71.2% for last year's first six months. The increases in EBITDA and EBITDA margin were principally due to higher revenues discussed above, and lower satellite leaseback expenses resulting from the 1999 exercise of certain early buy-out options under sale-leaseback agreements. Also affecting the comparison was a second quarter 1998 provision for losses related to the May 1998 failure of PanAmSat's Galaxy IV satellite.
   The Satellite Systems segment had a negative EBITDA of $121.0 million for the first six months of 1999, compared with EBITDA and EBITDA margin of $137.3 million and 10.6% for the first six months of 1998. The decrease in EBITDA for the first six months of 1999 was due to the second quarter 1999 $178.0 million pre-tax charge, before intercompany eliminations, discussed above and the first quarter 1999 pre-tax charge of $81.0 million that resulted from the termination of the APMT contract.
   Network Systems segment EBITDA increased to $19.1 million for the first six months of 1999, compared to a negative EBITDA of $18.7 million for the first six months of 1998. EBITDA margin for the first six months of 1999 was 3.3%. The increase in EBITDA and EBITDA margin for the first six months of 1999 was primarily due to the higher sales discussed above, partially offset by the first quarter 1999 pre-tax charge of $11.0 million related to the termination of the APMT contract under which HNS was providing ground network equipment and handsets. The second quarter of 1998 included a $26.0 million provision associated with the bankruptcy filing by a customer.
   Interest Income and Expense. Interest income decreased to $18.5 million for the first six months of 1999 compared with $68.1 million for the first six months of 1998. The decrease in interest income was due to lower cash balances for the first six months of 1999 compared to 1998. Interest expense increased $13.4 million for the first six months of 1999 from the same period in 1998 due to the increase of $184.2 million in borrowings.
   Other, net. Other, net for the first six months of 1999 reflects a $154.6 million pre-tax gain that resulted from the settlement of the Williams Patent infringement case offset by losses from unconsolidated subsidiaries of $64.7 million attributable principally to equity investments in DIRECTV Japan and AMSC. The first six months of 1998 includes losses from unconsolidated subsidiaries of $50.9 million, primarily related to DIRECTV Japan and AMSC and $17.5 million of losses associated with bankruptcy filings by two unaffiliated customers
   Income Taxes. For the first six months of 1999, Hughes recorded an income tax benefit at an effective income tax rate of 19.7%, while Hughes recorded an income tax provision at an effective income tax rate of 35.4% for the first six months of 1998. The effective income tax rates in each period benefited from the favorable resolution of tax contingencies; however, the lower effective income tax rate for 1999 resulted from the effect of the benefits on lower expected pre-tax earnings for the year compared to 1998.
   Earnings (Loss). Loss and loss per share, including the effect of preferred. stock dividends, for the first six months ended June 30, 1999 were $14.0 million and $0.04, respectively, compared to earnings and earnings per share of $100.6 million and $0.25, respectively, for the comparable period in 1998.

                        HUGHES ELECTRONICS CORPORATION

Liquidity and Capital Resources
   Cash and Cash Equivalents. Cash and cash equivalents were $858.7 million at June 30, 1999 compared to $1,342.1 million at December 31, 1998. The $483.4 million decrease was due to increased investments in companies, net of cash acquired, which included the acquisition of PRIMESTAR and Tempo Satellite assets (see "Acquisitions"), the early buy-out of a satellite sale-leaseback by PanAmSat, additional capital expenditures for satellites and property and equipment and general working capital requirements, partially funded by GM's $1.5 billion investment in Hughes as part of the alliance with AOL and the
$154.6 million received related to the settlement of the Williams Patent infringement case.
   Cash used in operating activities for the first six months of 1999 was $15.3 million, compared to cash provided by operating activities of $157.1 million in the same period of 1998. This decrease was due primarily to the decrease in net income for the first six months of 1999 and an increase in prepaid dealer commissions and prepaid marketing expendutires of the DIRECTV businesses.
   Net cash used in investing activities was $2,476.2 million for the six months ended June 30, 1999 and $1,393.7 million for the same period in 1998. The substantial increase in 1999 compared to 1998 resulted from increased investments in companies, net of cash acquired, which included the acquisition of PRIMESTAR and the Tempo Satellite assets (see "Acquisitions"), and an increase in capital expenditures for satellites and property and equipment.
   Net cash provided by financing activities was $2,008.1 million for the first six months of 1999, compared with $45.6 million for the same period in 1998. The substantial increase was primarily due to an increase in net borrowings compared to 1998 and proceeds received in 1999 from the issuance of preferred stock to GM related to the AOL transaction.
   Liquidity Measurement. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at June 30, 1999 and December 31, 1998 was 1.37 and 1.91, respectively. Working capital decreased by $717.0 million to $1,119.9 million at June 30, 1999 from $1,836.9 million at December 31, 1998.
   Common Stock Dividend Policy and Use of Cash. Since the completion of the recapitalization of Hughes in late 1997, the GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its GM Class H common stock. Similarly, since such time, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes. Expected cash requirements for the remainder of 1999 relate to capital expenditures for property and equipment and expenditures for additional satellites of approximately $1.0 billion, the early buy-out of satellite sale-leasebacks, the funding of business acquisitions, payment of preferred stock dividends, additional equity investments and increases in working capital. These cash requirements are expected to be funded from a combination of existing cash balances, amounts available under existing credit facilities and debt offerings, as needed. Also, although Hughes may be required to make a cash payment to or receive a cash payment from Raytheon, the amount of a cash payment to or from Raytheon, if any, is not determinable at this time. Additionally, DIRECTV Japan is in the process of seeking shareholder approval of its funding needs through March 2000. At this time, not all shareholders have agreed to fund their pro rata share of the capital call. In the event that all shareholders do not all elect to continue funding the business, remaining shareholders, including Hughes, could face increased future cash requirements.
   Debt and Credit Facilities. At June 30, 1999, Hughes' 59.1% owned subsidiary, SurFin, had a total of $184.2 million outstanding under a $400.0 million unsecured revolving credit facility expiring in June 2002.
   In January 1998, PanAmSat issued five, seven, ten and thirty-year notes totaling $750.0 million. The proceeds received were used by PanAmSat to repay $600.0 million of outstanding borrowings.
   PanAmSat maintains a $500.0 million multi-year revolving credit facility and a $500.0 million commercial paper program. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate and are expected to be used to fund PanAmSat's satellite expansion program. No amounts were outstanding under the credit facility at June 30, 1999. $85.0 million was outstanding under the commercial paper program at June 30, 1999.
   At June 30, 1999, other long-term debt of $21.6 million was outstanding.

                        HUGHES ELECTRONICS CORPORATION

   Hughes has $1.0 billion of unused credit available under two unsecured revolving credit facilities, consisting of a $750.0 million multi-year facility and a $250.0 million 364-day facility. The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002 and the 364-day credit facility provides for a commitment of $250.0 million through December 1, 1999. No amounts were outstanding under either facility at March 31, 1999. These facilities provide backup capacity for Hughes' $1.0 billion commercial paper program. $383.0 million was outstanding under the commercial paper program at June 30, 1999.
   Hughes has filed a shelf registration statement with the Securities and Exchange Commission with respect to an issuance of up to $2.0 billion of debt securities from time to time. Subject to market conditions, Hughes expects to issue up to $1.0 billion of these securities in the third quarter of 1999. Hughes will use these funds principally to repay commercial paper borrowings incurred in connection with recent acquisitions and to fund short-term working capital requirements.
   Acquisitions. On July 28, 1999, GLA, Hughes' 70% owned subsidiary, acquired Galaxy Brasil, Ltda., the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap sold its 10% equity interest in GLA to Hughes and Cisneros Group, the remaining GLA partners. Hughes' share of the purchase amounted to approximately $101.1 million and increased Hughes' ownership of GLA to 77.8%.
   On January 22, 1999, Hughes agreed to acquire PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business and the high-power satellite assets and direct-broadcast satellite orbital frequencies of Tempo Satellite, a wholly-owned subsidiary of TCI Satellite Entertainment, Inc. On April 28, 1999, the acquisition of PRIMESTAR's direct-to-home business was completed. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock, for a total purchase price of $1.3 billion, based on the average market price of $47.87 per share of Class H common stock at the time the acquisition agreement was signed. The purchase price will be adjusted based upon the final adjusted net working capital of PRIMESTAR at the date of closing. The purchase price for the Tempo Satellite assets consisted of $500 million in cash. Of this purchase price, $150 million was paid on March 10, 1999 for a satellite that has not yet been launched and the remaining $350 million was paid on June 4, 1999 for an in-orbit satellite and 11 related satellite orbital frequencies.
   In December 1998, Hughes agreed to acquire all of the outstanding capital stock of USSB. USSB provided direct-to-home premium satellite programming in conjunction with DIRECTV's basic programming service. The purchase price, consisting of cash and GM Class H common stock, was approximately $1.6 billion, consisting of approximately $360 million in cash and 22.6 million shares of Class H common stock. The USSB acquisition was closed on May 20, 1999 with the payment of cash and delivery of shares made to the former USSB shareholders in July 1999.
   The number of shares issued as part of the PRIMESTAR acquisition and the number of shares issued in July 1999 as part of the USSB merger have been included in the calculation of both the numerator and denominator of the fraction used to calculate the Available Separate Consolidated Net Income (Loss) ("ASCNI") of Hughes. See further discussion of ASCNI in Note 4 to the financial statements.
   New Accounting Standards.  In June 1998, the Financial Accounting
Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging
Activities. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value.
Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. Hughes plans to adopt SFAS No. 133 by January 1, 2001, as required. Management is currently assessing the impact of this statement on Hughes' results of operations and financial position.

                        HUGHES ELECTRONICS CORPORATION

Year 2000

   Many computer technologies made or used by Hughes throughout its business have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. Computer technologies include both information technology ("IT") in the form of hardware and software, as well as non-information technology ("Non-IT") which includes embedded technology such as microprocessors.
   Because of the potential disruption that this issue could cause to Hughes' business operations and its customers, a comprehensive, company-wide, Year 2000 program was initiated in 1996 to identify and remediate potential Year 2000 problems. The Year 2000 program addresses both IT and Non-IT systems related to internal systems and Hughes' products and services.
   Hughes' Year 2000 program is being implemented in seven phases, some of which are being conducted concurrently:
   (1)Awareness - establish project teams made up of project leaders from each Hughes operating company, assign responsibilities and establish awareness of Year 2000 issues. The awareness phase has been completed.
   (2)Inventory - identify all systems within Hughes, determine if they are critical and identify responsible personnel for compliance. The inventory phase has been completed. Many of Hughes' systems are already Year 2000 compliant, or had already been scheduled for replacement as part of Hughes' ongoing systems plans.
   (3)Assessment - categorize all systems and determine activities that are required to achieve compliance, including contacting and assessing the Year 2000 readiness of material third party vendors and suppliers of hardware and software. The assessment phase is substantially complete. All critical systems have been identified in this phase and are the primary focus of the project teams. Critical systems identified requiring remediation include satellite control and communication software, broadcast systems and systems utilized in customer service/billing, engineering and manufacturing operations. Hughes has also identified the need to upgrade network control software for customers who have maintenance agreements with Hughes. Hughes' in-orbit satellites do not have date-dependent processing.
   (4)Remediation - modify, repair or replace categorized systems. Remediation tasks have been completed on many systems, with the exception of the following: satellite control and communication software, the customer service call center purchased in April 1999 from Tele-Communications, Inc., upgrades of software used in the broadcast control system, including the uplinking and encoding systems, customer service systems and laboratory system and upgrades of network and telecommunication equipments, which are expected to be completed in the fourth quarter of 1999. The remediation tasks for the satellite ground control software and ground stations delivered by Hughes are being coordinated with Raytheon, the supplier.
   (5)Testing - test remediated systems to assure normal function when placed in their original operating environment and further test for Year 2000 compliance. Overall testing is completed at approximately the same time as remediation due to the overlap of the remediation and testing phases. Testing is currently underway and is expected to be a primary focus of the project teams over the next six months. Hughes expects to complete this phase shortly after the remediation phase, with on-going review and follow-up.
   (6)Implementation  - once a remediated  system and its  interfaces  have been successfully tested, the system will be put into its operating environment. A large number of remediated systems have already been put back into operations. The remaining remediated systems will be put into operations during 1999.
   (7)Contingency Planning - development and execution of plans that narrow the focus on specific areas of significant concern and concentrate resources to address them. All Year 2000 critical systems are expected to be Year 2000 compliant by the end of 1999. However, Hughes is in the process of developing contingency plans to address the risk of any system not being Year 2000 compliant and expects to complete such plans in the third quarter of 1999. Hughes currently believes that the most reasonably likely worst case scenario is a temporary loss of functionality in satellite control and communication software for the HSC built satellites. The loss of real-time satellite control software functionality for these satellites would be addressed through the use of back-dated processors or through manual procedures. These alternative procedures would restore any loss in functionality but could result in slightly higher operating costs until the Year 2000 problems are corrected.

                        HUGHES ELECTRONICS CORPORATION

   Hughes is utilizing both internal and external resources for the remediation and testing of its systems that are undergoing Year 2000 modification. Hughes has incurred and expensed approximately $11.0 million during the first six months of 1999 and approximately $7.0 million during 1998, related to the assessment of, and on-going efforts in connection with, its Year 2000 program. Future spending for system remediation and testing, including estimated Year 2000 remediation costs related to PRIMESTAR, are currently estimated to be from $15 million to $17 million, with the majority of the expense expected to be incurred early in the fourth quarter of 1999. Each Hughes operating company is funding its respective Year 2000 efforts with current and future operating cash flows.
   Hughes has mailed Year 2000 verification request letters to its suppliers and other third parties and is coordinating efforts to assess and reduce the risk that Hughes' operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue. A high percentage of the third parties have replied and a large number of Hughes' third parties' systems are Year 2000 compliant or are expected to be Year 2000 compliant in a timely manner. For those third party systems that are not yet Year 2000 compliant, Hughes will continue to identify action plans or alternatives to meet Hughes' requirements.
   In view of the foregoing, Hughes does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect Hughes and third parties that are critical to Hughes' operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could pose significant impediments to Hughes' ability to carry on its normal operations. If the modifications and conversions required to make Hughes Year 2000 ready are not made or are not completed on a timely basis and in the event that Hughes is unable to implement adequate contingency plans in the event that problems are encountered internally or externally by third parties, the resulting problems could have a material adverse effect on Hughes' results of operations and financial condition.

Security Ratings
   In June 1999, Standard and Poor's Rating Services ("S&P") affirmed Hughes' long-term debt rating of BBB. The S&P BBB credit rating indicates the issuer has adequate capacity to pay interest and repay principal. Additionally, S&P affirmed its A-2 rating on Hughes' commercial paper. The A-2 commercial paper rating is the third highest category available and indicates a strong degree of safety regarding timely payment. S&P's ratings outlook for Hughes remains developing.
   In April 1999, Moody's Investors Service ("Moody's") lowered Hughes' long-term credit rating from Baa1 to Baa2, which was subsequently affirmed in June 1999. The Baa2 rating for senior debt indicates medium-grade obligations with adequate likelihood of interest and principal payment and principal security. Moody's ratings for Hughes' commercial paper remained unchanged at P-2. The rating is the second highest rating available and indicates that the issuer has a strong ability for repayment relative to other issuers.
   Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations punctually. The lowered rating reflects increased financial leverage at Hughes resulting from a significant acceleration of its growth initiatives, including the PRIMESTAR, Tempo Satellite and USSB transactions, PanAmSat's satellite deployment and restoration plan, the previously announced increased development costs and schedule delays experienced by HSC and the investment in Spaceway. Lower ratings generally result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

                        HUGHES ELECTRONICS CORPORATION


Supplemental Data
   The financial statements reflect the application of purchase accounting adjustments as previously discussed. However, as provided in GM's Restated Certificate of Incorporation, the earnings attributable to GM Class H common stock for purposes of determining the amount available for the payment of dividends on GM Class H common stock specifically excludes such adjustments. More specifically, amortization of the intangible assets associated with GM's purchase of Hughes amounted to $10.6 million for the first six months of 1999 and 1998. Such amounts are excluded from the earnings available for the payment of dividends on GM Class H common stock and are charged against earnings available for the payment of dividends on GM's $1-2/3 par value common stock. Unamortized purchase accounting adjustments associated with GM's purchase of Hughes were $416.0 million at June 30, 1999 and $426.6 million at December 31, 1998.
   In order to provide additional analytical data to the users of Hughes' financial information, supplemental data in the form of unaudited summary pro forma financial data are provided. Consistent with the basis on which earnings of Hughes available for the payment of dividends on the GM Class H common stock is determined, the pro forma data exclude purchase accounting adjustments related to GM's acquisition of Hughes. Included in the supplemental data are certain financial ratios which provide measures of financial returns excluding the impact of purchase accounting adjustments. The pro forma data are not presented as a measure of GM's total return on its investment in Hughes.

                        HUGHES ELECTRONICS CORPORATION

                 Unaudited Summary Pro Forma Financial Data*

                Pro Forma Condensed Statement of Income (Loss)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                      1999       1998        1999       1998
                                      ----       ----        ----       ----
                                 (Dollars in Millions Except Per Share Amounts)

Total revenues                      $1,776.0   $1,369.0    $3,227.8  $2,660.0
Total operating costs and expenses   1,872.6    1,290.8     3,361.2   2,498.2
                                     -------    -------     -------   -------
Operating profit (loss)                (96.6)      78.2      (133.4)    161.8
Non-operating income (loss)            (45.0)      (7.4)       99.4      (7.2)
Income tax provision (benefit)         (42.5)      23.3        (6.7)     54.7
Minority interests in net losses
   of subsidiaries                       6.8        8.6        13.3       9.9
Cumulative effect of accounting change,
    net of taxes                           -          -           -      (9.2)
Preferred stock dividends               (1.6)         -        (1.6)        -
                                      -------     -----      -------   -------
Earnings (Loss) Used for Computation of
  Available Separate Consolidated Net
  Income (Loss) (1)                   $(93.9)     $56.1      $(15.6)   $100.6
                                       ======      ====       ======    =====

Earnings (Loss) Attributable to
   General Motors Class H Common
   Stock on a Per Share Basis-
Basic and Diluted                      $(0.23)    $0.14      $(0.04)     $0.25
                                        ======     ====       ======      ====


                      Pro Forma Condensed Balance Sheet

                                                     June 30,     December  31,
                 Assets                                1999            1998
                                                       ----            ----
                                                       (Dollars in Millions)

Total Current Assets                                 $4,139.6        $3,846.4
Satellites, net                                       3,515.8         3,197.5
Property, net                                         1,303.0         1,059.2
Net Investment in Sales-type Leases                     162.0           173.4
Intangible Assets, Investments and Other Assets, net  8,736.6         4,731.9
                                                     --------        --------
Total Assets                                        $17,857.0       $13,008.4
                                                     ========        ========

                Liabilities and Stockholder's Equity

Total Current Liabilities                            $3,019.7        $2,009.5
Long-Term Debt                                        1,239.6           778.7
Postretirement Benefits Other Than Pensions,
  Other Liabilities and Deferred Credits              2,155.8         1,783.2
Minority Interests                                      502.2           481.7
    Total Stockholder's Equity (2)                   10,939.7         7,955.3
                                                     --------       ---------
    Total Liabilities and Stockholder's Equity (2)  $17,857.0       $13,008.4
                                                     ========        ========


*  The  summary  excludes  purchase  accounting   adjustments  related  to  GM's
   acquisition of Hughes.

(1)Includes accrued preferred stock dividends of $1.6 million in 1999.
(2)General Motors' equity in its wholly-owned subsidiary, Hughes. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).

                        HUGHES ELECTRONICS CORPORATION

                       Pro Forma Selected Segment Data

                 Direct-To-                               Elimin-
                 Home      Satellite Satellite  Network   ations
                 Broadcast Services  Systems    Systems   and Other  Total
--------------------------------------------------------------------------------
(Dollars in Millions)
For the Three Months Ended:
June 30, 1999
Total Revenues    $870.2   $200.4     $553.8    $341.1    $(189.5) $1,776.0
--------------------------------------------------------------------------------
Operating Profit
   (Loss)         $(68.4)   $83.2    $(133.0)    $11.3      $10.3    $(96.6)
Operating Profit
    Margin             -     41.5%         -       3.3%         -         -
EBITDA (3)         $(6.8)  $151.0    $(119.6)    $25.0      $13.6     $63.2
EBITDA Margin(3)       -     75.3%        -        7.3%        -        3.6%
--------------------------------------------------------------------------------
Depreciation and
  Amortization     $61.6    $67.8      $13.4     $13.7       $3.3    $159.8
Capital
  Expenditures     $78.2(1)$135.4(2)   $22.8     $15.5      $36.7    $288.6
--------------------------------------------------------------------------------

June 30, 1998
Total Revenues    $401.5   $191.1     $674.8    $221.7    $(120.1) $1,369.0
--------------------------------------------------------------------------------
Operating Profit
  (Loss)          $(40.2)   $74.4      $60.0    $(25.2)      $9.2     $78.2
Operating Profit
   Margin              -     38.9%       8.9%        -          -       5.7%
EBITDA(3)         $(16.7)  $133.1      $71.5    $(15.3)      $5.8    $178.4
EBITDA Margin(3)       -     69.6%      10.6%        -         -      13.0%
--------------------------------------------------------------------------------
Depreciation and
  Amortization     $23.5    $58.7      $11.5      $9.9      $(3.4)   $100.2
Capital
  Expenditures     $34.4   $164.7(2)   $21.6     $10.9      $10.0    $241.6
--------------------------------------------------------------------------------
For the Six Months Ended:
June 30, 1999
Total Revenues  $1,426.8   $393.9   $1,184.1    $572.0    $(349.0) $3,227.8
--------------------------------------------------------------------------------
Operating Profit
  (Loss)          $(91.8)  $162.3    $(147.4)    $(6.5)    $(50.0)  $(133.4)
Operating Profit
   Margin              -     41.2%         -         -          -         -
EBITDA(3)          $(2.9)  $296.9    $(121.0)    $19.1     $(42.7)   $149.4
EBITDA Margin(3)       -     75.4%         -       3.3%         -       4.6%
--------------------------------------------------------------------------------
Depreciation and
  Amortization     $88.9   $134.6      $26.4     $25.6       $7.3    $282.8
Capital
  Expenditures    $155.8(1)$475.2(2)   $35.1     $17.7       $4.5    $688.3
--------------------------------------------------------------------------------

June 30, 1998
Total Revenues    $789.4   $384.1   $1,299.1    $406.4    $(219.0) $2,660.0
--------------------------------------------------------------------------------
Operating Profit
  (Loss)          $(71.8)  $160.1     $115.1    $(37.1)     $(4.5)   $161.8
Operating Profit
   Margin              -     41.7%       8.9%        -          -       6.1%
EBITDA(3)         $(25.8)  $273.3     $137.3    $(18.7)     $(6.4)   $359.7
EBITDA Margin(3)       -     71.2%      10.6%        -         -       13.5%
--------------------------------------------------------------------------------
Depreciation and
  Amortization     $46.0   $113.2      $22.2     $18.4      $(1.9)   $197.9
Capital
  Expenditures     $48.1   $414.3(2)   $32.3     $15.7     $135.9    $646.3
* The Financial Statements reflect the application of purchase accounting adjustments related to GM's acquisition of Hughes. However, as provided in the
  General  Motors'   Restated   Certificate  of   Incorporation,   the  earnings
  attributable to GM Class H common stock for purposes of determining the amount available for the payment of dividends on GM Class H common stock specifically excludes such adjustments. In order to provide additional analytical data, the above unaudited pro forma selected segment data, which exclude the purchase accounting adjustments related to GM's acquisition of Hughes, are presented.
(1)Includes satellite expenditures amounting to $22.5 million and $75.5 million in the second quarter and first six months of 1999, respectively.
(2)Includes satellite  expenditures  amounting to $125.9 million, $94.4 million,
   $315.6  million  and  $240.0   million,   respectively.   Also  included  are
   expenditures related to the early buy-out of satellite sale-leasebacks totaling $58.9 million for the second quarter of 1998 and $141.3 million and $155.5 million for the first six months of 1999 and 1998, respectively.
(3)EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of
   operating  results  or  cash  flow  from  operations,   as  determined  in
   accordance with generally accepted accounting principles. EBITDA margin is calculated by dividing EBITDA by total revenues. See discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        HUGHES ELECTRONICS CORPORATION

           Unaudited Summary Pro Forma Financial Data* - Concluded

                      Pro Forma Selected Financial Data

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                      1999        1998       1999      1998
                                      ----        ----       ----      ----
                                  (Dollars in Millions Except Per Share Amounts)

Operating profit (loss)               $(97)       $78       $(133)     $162
EBITDA (1)                             $63       $178        $149      $360
EBITDA margin (2)                      3.6%      13.0%        4.6%     13.5%
Income (Loss) before income taxes,
   minority interests and cumulative
   effect of accounting change       $(142)       $71        $(34)     $155
Earnings (Loss) used for computation
   of available separate consolidated
   net income (loss) (3)              $(94)       $56        $(16)     $101
Average number of GM Class H
   dividend base shares (4)          414.9      399.9       407.5     399.9
Stockholder's equity               $10,940     $7,783     $10,940    $7,783
Working capital                     $1,120     $2,324      $1,120    $2,324
Operating profit as a percent of
  revenues                             N/A        5.7%        N/A       6.1%
Income before income taxes,
  minority interests and
  cumulative effect of accounting
  change as a percent of revenues      N/A        5.2%        N/A       5.8%
Net income as a percent of revenues    N/A        4.1%        N/A       3.8%


*  The  summary  excludes  purchase  accounting   adjustments  related  to  GM's
   acquisition of Hughes.

(1)EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles. See discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2)EBITDA  margin is  calculated  by  dividing  EBITDA by total  revenues.
(3)Includes accrued  preferred stock dividends of $1.6 million in 1999.
(4)Average Class H dividend base shares is used in calculating earnings attributable to GM Class H common stock on a per share basis. This is not the same as the average number of GM Class H shares outstanding, which was 121.0 million and 105.2 million for the second quarter of 1999 and 1998, respectively, and 113.6 million and 104.7 million for the six months ended June 30, 1999 and 1998, respectively.












                                  * * * * *

                        HUGHES ELECTRONICS CORPORATION

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended June 30, 1999 or subsequent thereto, but before the filing of this report are summarized below:

Other Matters

   On or about October 25, 1996, an action was commenced by Comsat Corporation ("Comsat") against PanAmSat, News Corporation Limited and Grupo Televisa, S.A., in the United States District Court for the Central District of California. The complaint alleges that News Corp. wrongfully terminated an agreement with Comsat for the lease of transponders on an Intelsat satellite over the term of a five-year lease, breached certain alleged promises related to such agreement, and breached its alleged obligations under a tariff filed by Comsat with the Federal Communications Commission. As to PanAmSat, the complaint alleges that PanAmSat, alone and in conspiracy with Grupo Televisa, intentionally interfered with the alleged agreement and with Comsat's economic relationship with News Corp. Comsat had previously filed a similar action in the United States District Court for the District of Maryland. By order dated October 10, 1996, the Maryland District Court dismissed without prejudice the complaint in that action on the grounds that the court lacked personal jurisdiction over all of the defendants. The complaint in the present action seeks actual and consequential damages, and punitive or exemplary damages in an amount to be determined at trial. PanAmSat believes this action is without merit. It intends to vigorously contest this matter, although there can be no assurance that PanAmSat will prevail. Following the completion of pretrial discovery, all defendants moved for summary judgment dismissing the case. These motions are awaiting action by the court. If PanAmSat were not to prevail, the amounts involved could be material to PanAmSat.

                                     ***
   In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor and the subsequent merger of that business with Raytheon Company, the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. Such financial adjustments might require a cash payment from Raytheon to Hughes or vice versa. A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. Hughes and Raytheon are proceeding with the dispute resolution process. It is possible that the ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the disputes through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that it has proposed.

                                     ***

   In November 1996, Personalized Media Communications,  Inc. ("PMC") brought an International Trade Commission proceeding against DIRECTV, Inc., U.S. Satellite Broadcasting Company, Hughes Network Systems and other manufacturers of receivers for the DIRECTV system. PMC sought to prevent importation of certain receivers manufactured in Mexico, alleging infringement of one of its patents. During 1997, the International Trade Commission held for DIRECTV and other respondents on all claims at issue, finding each to be invalid. PMC appealed these adverse rulings to the Court of Appeals for the Federal Circuit. During 1998, the Court of Appeals affirmed the lower court's holdings as to three of the claims, and remanded to the International Trade Commission for further deliberation on a remaining claim. PMC then moved for dismissal of the proceeding, which was granted, terminating the action. Also in 1996, PMC filed a related action in the U.S. District Court for the Northern District of California. This case has been stayed pending outcome of the International Trade Commission proceeding. The complaint alleges infringement and willful infringement of three PMC patents, and seeks unspecified damages, trebling of damages, an injunction and attorneys' fees. Hughes denies that it engaged in acts of infringement of the asserted patents and intends to vigorously contest these claims.

                        HUGHES ELECTRONICS CORPORATION

   There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the crash of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. Hughes does not expect the grand jury investigation or State
Department review to result in a material adverse effect upon its business. However, there can be no assurance as to those conclusions.

                                     ***

   On June 11, 1998, Afro-Asian Satellite Communications (Gibraltar) Ltd. requested formal arbitration with the London Court of International Arbitration regarding a contractual dispute with Hughes Space and Communications International, Inc. ("HSCI"). HSCI and Afro-Asian Satellite Communications entered into a contract on May 22, 1995 whereby HSCI was to design and provide a geomobile telecommunications system, known as the Agrani System, consisting of two satellites, associated ground stations and other related hardware and software. The value of the contract was $671,145,000. In its request to the London Court, Afro-Asian Satellite Communications is claiming that HSCI failed to perform its obligations under the contract and that Afro-Asian Satellite Communications was therefore entitled to terminate the contract, which it purported to do by letter dated January 25, 1996. Afro-Asian Satellite Communications is now seeking from HSCI approximately $45,000,000, which represents repayment of monies paid to HSCI, interest, and limited reprocurement costs. HSCI's position is that it performed its obligations under the contract and that HSCI was not fully paid by Afro-Asian Satellite Communications. As a result, HSCI terminated its contract with Afro-Asian Satellite Communications in January 1996, and is seeking to recover its additional costs of $38,774,400 through the arbitration which is now underway.

                                     ***
   On June 3, 1999, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc. (together, "DIRECTV") in United States District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement (the "Agreement") with the NRTC. The Agreement provides the NRTC with exclusive distribution rights, in certain specified portions of the United States, to DIRECTV programming delivered over 27 of the 32 frequencies at the 101 degrees west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB over the other 5 frequencies at 101 degrees. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101 degrees. The NRTC's complaint seeks, in the alternative, the right to distribute former USSB programming on a non-exclusive basis. DIRECTV maintains that the NRTC's right under the Agreement is to market and sell the former USSB programming as its agent. DIRECTV intends to vigorously defend the NRTC claims. DIRECTV has also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the Agreement in connection with two issues: the term of the Agreement and the NRTC's right of first refusal. DIRECTV contends that the term of the Agreement is measured by the life of the DBS-1 satellite and that the term of the Agreement ends when either the fuel on board DBS-1 is depleted to less than 6% of the initial fuel mass or fewer than 8 transponders are capable of meeting performance specifications. The NRTC contends that the term of the Agreement is measured by some combination of the lives of DBS-1 and the other satellites at 101 degrees. Upon the expiration of DBS-1, the NRTC has a right of first refusal under the Agreement to distribute in its territories a 20-channel video service for which it will have to secure programming rights. The NRTC contends that the right of first refusal would permit it to continue its business as currently conducted. DIRECTV seeks a declaration that the NRTC's right of first refusal is limited to what is set forth in the Agreement.

                                     ***

   General Electric Capital Corporation ("GECC") and DIRECTV, Inc. entered into a contract on July 31, 1995, in which GECC agreed to provide financing for consumer purchases of DIRECTV hardware and related programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV is seeking damages from GECC in excess of $70 million. Hughes intends to vigorously contest GECC's allegations and pursue Hughes' own contractual rights and remedies. Hughes does not believe that the litigation will have a material adverse impact on Hughes' results of operations or financial position. Pretrial discovery is not yet completed in the case and no trial date has been set.

                                     ***
                                    - 29 -

                        HUGHES ELECTRONICS CORPORATION
Other Matters (concluded)

   In October 1994, a California jury awarded a total of $89.5 million in damages against Hughes, which include $9.5 million of actual damages and punitive damages of $40 million to each of two former Hughes employees, Lane (race discrimination/retaliation) and Villalpando (retaliation), based on claims of mistreatment and denials of promotions. The trial court granted Hughes' motion to set aside the verdicts because of insufficient evidence. On January 6, 1997, the Court of Appeal reversed the trial court's decision to set aside the verdicts and reinstated the jury verdicts, but reduced the two $40 million punitive damage awards to $5 million and $2.83 million, resulting in an aggregate judgment of $17.33 million. Hughes' petition for review by the California Supreme Court was granted in November 1997. Hughes filed its opening brief in January 1998. This matter is now fully briefed, including amicus briefs on behalf of Hughes. The Supreme Court has not yet established a date for oral argument.

                                     ***

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit Number                Exhibit Name                           Page No.
--------------                ------------                           --------

   27                         Financial Data Schedule
                               (for SEC information only)

(b)  REPORTS ON FORM 8-K.

   None












                                 * * * * * *









                                  SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          HUGHES ELECTRONICS CORPORATION
                                          ------------------------------
                                                  (Registrant)



                                       By
Date August 16, 1999                   /s/Roxanne S. Austin
--------------------                   --------------------
                                       (Roxanne S. Austin,
                                        Chief Financial Officer)