Form 10-Q
period 1999-09-30
HUGHES ELECTRONICS CORP
filed 1999-11-12
CIK 944868

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004


                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
---  OF 1934

     For the quarterly period ended September 30, 1999

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
---  EXCHANGE ACT OF 1934


     For the transition period from   _______________   to _____________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X .  No    .
                           ---      ---

     As of September 30, 1999, there were outstanding 1,000 shares of the issuer's $1.00 par value common stock.

                        HUGHES ELECTRONICS CORPORATION

                                     INDEX

                                                                                              Page No.
                                                                                              --------
Part I - Financial Information (Unaudited)

  Item 1.    Financial Statements

             Statements of Income (Loss) and Available Separate Consolidated
               Net Income (Loss) for the Three and Nine Months Ended September
               30, 1999 and 1998                                                                  3

             Balance Sheets as of September 30, 1999 and December 31, 1998                        4

             Condensed Statements of Cash Flows for the Nine Months Ended
               September 30, 1999 and 1998                                                        5

             Notes to Financial Statements                                                        6

  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                             13

Part II - Other Information (Unaudited)

  Item 1.    Legal Proceedings                                                                   28

  Item 6.    Exhibits and Reports on Form 8-K                                                    31

Signature                                                                                        31

Exhibit 27   Financial Data Schedule (for SEC information only)

                         HUGHES ELECTRONICS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

                        STATEMENTS OF INCOME (LOSS) AND
               AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)
                                  (Unaudited)

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                         ---------------------             --------------------
                                                         1999             1998             1999            1998
                                                         ----             ----             ----            ----
                                                             (Dollars in Millions Except Per Share Amounts)
Revenues
 Direct broadcast, leasing and other services          $1,294.4         $  640.5         $3,095.2        $1,845.8
 Product sales                                            696.1            872.8          2,123.1         2,327.5
                                                       --------         --------         --------        --------
Total Revenues                                          1,990.5          1,513.3          5,218.3         4,173.3
                                                       --------         --------         --------        --------
Operating Costs and Expenses
 Cost of products sold                                    606.7            659.5          1,961.6         1,782.4
 Broadcast programming and other costs                    573.9            284.6          1,344.1           800.2
 Selling, general and administrative expenses             598.3            390.4          1,551.6         1,052.2
 Depreciation and amortization                            216.5            111.3            499.3           309.2
 Amortization of GM purchase accounting
   adjustments                                              5.3              5.3             15.9            15.9
                                                       --------         --------         --------        --------
Total Operating Costs and Expenses                      2,000.7          1,451.1          5,372.5         3,959.9
                                                       --------         --------         --------        --------
Operating Profit (Loss)                                   (10.2)            62.2           (154.2)          213.4
Interest income                                             2.4             20.5             20.9            88.6
Interest expense                                          (51.7)            (3.6)           (71.0)           (9.5)
Other, net                                                (22.4)           (33.4)            77.8          (102.8)
                                                       --------         --------         --------        --------
Income (Loss) Before Income Taxes, Minority
 Interests and Cumulative Effect of
 Accounting Change                                        (81.9)            45.7           (126.5)          189.7
Income tax provision (benefit)                            (38.2)            17.4            (44.9)           72.1
Minority interests in net losses of subsidiaries            8.8              9.3             22.1            19.2
                                                       --------         --------         --------        --------
Income (Loss) before cumulative effect
 of accounting change                                     (34.9)            37.6            (59.5)          136.8
Cumulative effect of accounting change, net
 of taxes                                                     -                -                -            (9.2)
                                                       --------         --------         --------        --------
Net Income (Loss)                                         (34.9)            37.6            (59.5)          127.6
Adjustments to exclude the effect of
 GM purchase accounting adjustments                         5.3              5.3             15.9            15.9
                                                       --------         --------         --------        --------
Earnings (Loss) excluding the effect of
 GM purchase accounting adjustments                       (29.6)            42.9            (43.6)          143.5
Preferred stock dividends                                 (24.7)               -            (26.3)              -
                                                       --------         --------         --------        --------
Earnings (Loss) Used for Computation of
 Available Separate Consolidated Net
 Income (Loss)                                         $  (54.3)        $   42.9         $  (69.9)       $  143.5
                                                       ========         ========         ========        ========

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors
 Class H Common Stock outstanding
 (in millions) (Numerator)                                135.1            105.7            120.8           105.0
Average Class H dividend base (in millions)
 (Denominator)                                            428.9            399.9            414.7           399.9
Available Separate Consolidated Net Income (Loss)      $  (17.1)        $   11.4         $  (20.4)       $   37.6
                                                       ========         ========         ========        ========
Earnings (Loss) Attributable to General Motors
 Class H Common Stock on a Per Share
 Basis - Basic and Diluted                             $  (0.13)        $   0.11         $  (0.17)       $   0.36
                                                       ========         ========         ========        ========

---------
Reference should be made to the Notes to Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                                 BALANCE SHEETS

                                                              September 30,
                                                                  1999         December 31,
                        ASSETS                                 (Unaudited)        1998
                                                              -------------    ------------
                                                                  (Dollars in Millions)
Current Assets
 Cash and cash equivalents                                      $   158.3       $ 1,342.1
 Accounts and notes receivable (less allowances)                  1,289.8           922.4
 Contracts in process, less advances and progress
  payments of $24.7 and $27.0                                       846.1           783.5
 Inventories                                                        639.1           471.5
 Prepaid expenses and other, including deferred income
  taxes of $97.5 and $33.6                                          705.9           326.9
                                                                ---------       ---------
Total Current Assets                                              3,639.2         3,846.4
Satellites, net                                                   3,690.6         3,197.5
Property, net                                                     1,303.0         1,059.2
Net Investment in Sales-type Leases                                 155.9           173.4
Intangible Assets, net of accumulated amortization
 of $562.0 and $413.2                                             7,781.5         3,552.2
Investments and Other Assets                                      2,236.1         1,606.3
                                                                ---------       ---------
Total Assets                                                    $18,806.3       $13,435.0
                                                                =========       =========

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
 Accounts payable                                               $ 1,005.7       $   764.1
 Advances on contracts                                              164.5           291.8
 Deferred revenues                                                  194.9            43.8
 Current portion of long-term debt                                  298.1           156.1
 Accrued liabilities                                                933.1           753.7
                                                                ---------       ---------
Total Current Liabilities                                         2,596.3         2,009.5
Long-Term Debt                                                    1,929.2           778.7
Postretirement Benefits Other Than Pensions                         155.5           150.7
Other Liabilities and Deferred Credits                            1,686.1           988.6
Deferred Income Taxes                                               425.0           643.9
Commitments and Contingencies
Minority Interests                                                  530.0           481.7
Stockholder's Equity
 Capital stock and additional paid-in capital                     9,710.7         8,146.1
 Preferred stock                                                  1,486.3               -
 Net income retained for use in the business                        172.0           257.8
                                                                ---------       ---------
Subtotal Stockholder's Equity                                    11,369.0         8,403.9
                                                                ---------       ---------
 Accumulated Other Comprehensive Income (Loss)
  Minimum pension liability adjustment                              (37.1)          (37.1)
  Accumulated unrealized gains on securities                        140.1            16.1
  Accumulated foreign currency translation adjustments               12.2            (1.0)
                                                                ---------       ---------
 Accumulated other comprehensive income (loss)                      115.2           (22.0)
                                                                ---------       ---------
Total Stockholder's Equity                                       11,484.2         8,381.9
                                                                ---------       ---------
Total Liabilities and Stockholder's Equity                      $18,806.3       $13,435.0
                                                                =========       =========

------
Reference should be made to the Notes to Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                               --------------------
                                                               1999            1998
                                                               ----            ----
                                                               (Dollars in Millions)
Cash Flows from Operating Activities
Net Cash (Used in) Provided by Operating Activities         $  (187.6)       $   313.7
                                                            ---------        ---------

Cash Flows from Investing Activities
Investment in companies, net of cash acquired                (2,324.5)          (960.5)
Investment in convertible bonds                                (238.1)               -
Expenditures for property                                      (310.2)          (202.7)
Increase in satellites                                         (551.9)          (526.7)
Early buy-out of satellite under sale and leaseback            (245.4)          (155.5)
Proceeds from disposals of property                               5.1             17.6
Proceeds from disposal of investments                               -             12.4
Proceeds from insurance claims                                   10.7            231.2
                                                            ---------        ---------
   Net Cash Used in Investing Activities                     (3,654.3)        (1,584.2)
                                                            ---------        ---------

Cash Flows from Financing Activities
Net increase in notes and loans payable                          85.7             60.0
Long-term debt borrowings                                     5,221.6            875.3
Repayment of long-term debt                                  (4,171.0)          (734.2)
Net proceeds from issuance of preferred stock                 1,485.0                -
Stock options exercised                                          47.3                -
Purchase and retirement of GM Class H common stock               (8.9)               -
Preferred stock dividends paid to General Motors                 (1.6)               -
Payment to General Motors for Delco post-closing
  price adjustment                                                  -           (204.7)
                                                            ---------        ---------
   Net Cash Provided by (Used in) Financing Activities        2,658.1             (3.6)
                                                            ---------        ---------

Net decrease in cash and cash equivalents                    (1,183.8)        (1,274.1)
Cash and cash equivalents at beginning of the period          1,342.1          2,783.8
                                                            ---------        ---------
Cash and cash equivalents at end of the period              $   158.3        $ 1,509.7
                                                            =========        =========

-----
Reference should be made to the Notes to Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the financial statements and notes thereto.

  Certain prior period amounts have been reclassified to conform to the September 1999 presentation.

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

Note 2.  Inventories

Major Classes of Inventories

                                                       September 30,    December 31,
(Dollars in Millions)                                      1999             1998
                                                           ----             ----
Productive material and supplies                          $ 75.8           $ 73.4
Work in process                                            457.9            285.1
Finished goods                                             105.4            113.0
                                                          ------           ------
  Total                                                   $639.1           $471.5
                                                          ======           ======

Note 3.  Comprehensive Income

  Hughes' total comprehensive income was as follows:

                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
                                                           ---------------------             ---------------------
(Dollars in Millions)                                      1999             1998             1999             1998
                                                           ----             ----             ----             ----
Net income (loss)                                         $(34.9)          $ 37.6           $(59.5)          $127.6
Other comprehensive income (loss):
 Foreign currency translation
   adjustments                                              17.8              2.2             13.2             (0.3)
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)                        148.1             (3.4)           124.0             (2.4)
  Less: reclassification
     adjustment for unrealized
     gains (losses) included in net
     income                                                    -              0.2                -             (7.1)
                                                          ------           ------           ------           ------
 Unrealized gains (losses) on securities                   148.1             (3.2)           124.0             (9.5)
                                                          ------           ------           ------           ------
Other comprehensive income (loss)                          165.9             (1.0)           137.2             (9.8)
                                                          ------           ------           ------           ------
   Total comprehensive income                             $131.0           $ 36.6           $ 77.7           $117.8
                                                          ======           ======           ======           ======

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

  Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) ("ASCNI") of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the separate consolidated net income (loss) of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes and including the effects of preferred dividends paid and/or payable to GM (earnings
(loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period (135.1 million and 105.7 million during the third quarters of 1999 and 1998, respectively) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 428.9 million and 399.9 million during the third quarters of 1999 and 1998, respectively. Upon conversion of the General Motors Series H preference stock into General Motors Class H common stock, both the numerator and the denominator used in the computation of ASCNI will increase by the number of shares of the General Motors Class H common stock issued (see further discussion in Note 5). In addition, the denominator used in determining the ASCNI of Hughes may be adjusted from time to time as deemed appropriate by the GM Board of Directors ("GM Board") to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Restated Certificate of Incorporation.

  In connection with the PRIMESTAR and USSB transactions (see further discussion in Note 7), GM contributed to Hughes an amount of cash sufficient to enable Hughes to purchase from GM, for fair value as determined by the GM Board, the number of shares of GM Class H common stock delivered by Hughes. In accordance with the GM certificate of incorporation, the Class H dividend base was increased to reflect that number of shares. The number of shares issued as part of the PRIMESTAR acquisition and the USSB merger have been included in the calculation of both the numerator and denominator of the fraction described above since the consummation dates of the transactions.

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

  For the three and nine months ended September 30, 1999, diluted loss per share has not been presented as the assumed exercise of stock options and the assumed conversion of the preferred shares in the computation of diluted loss per share would have been anti-dilutive.

                        HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 5.  Hughes Series A Preferred Stock

     On June 24, 1999, as part of a strategic alliance with Hughes, America Online ("AOL") invested $1.5 billion in shares of General Motors Series H 6.25% Automatically Convertible Preference Stock. The General Motors Series H preference stock will automatically convert into Class H common stock in three years based upon a variable conversion factor linked to the Class H common stock price at the time of conversion, and accrues quarterly dividends at a rate of 6.25% per year. It may be converted earlier in certain limited circumstances. General Motors immediately invested the $1.5 billion received from AOL in shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the General Motors Series H preference stock. Dividends on the Hughes Series A Preferred Stock are payable to General Motors quarterly at an annual rate of 6.25%. These preferred stock dividends payable to General Motors will reduce Hughes' earnings used for computation of the ASCNI of Hughes, which will have an effect equivalent to the payment of dividends on the Series H preference stock as if those dividends were paid by Hughes. Upon conversion of the General Motors Series H preference stock into General Motors Class H common stock, Hughes will redeem the Series A Preferred Stock through a cash payment to General Motors equal to the fair market value of the Class H common stock issuable upon the conversion. Simultaneous with General Motors' receipt of the cash redemption proceeds, General Motors will make a capital contribution to Hughes of the same amount. In connection with this capital contribution, the denominator of the fraction used in the computation of the ASCNI of Hughes will be increased by the corresponding number of shares of General Motors Class H common stock issued. Accordingly, upon conversion of the General Motors Series H preference stock into General Motors Class H common stock, both the numerator and denominator used in the computation of ASCNI will increase by the amount of the General Motors Class H common stock issued.

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

Note 7.  Investments and Acquisitions

     On September 24, 1999, DIRECTV Japan, Hughes' 42.2% owned affiliate, raised approximately $275 million through the issuance of bonds, convertible into common stock, to five of its major shareholders, including $238.1 million issued to Hughes. If Hughes elects to convert these bonds, Hughes would have a controlling interest in DIRECTV Japan.

     On July 28, 1999, Galaxy Latin America ("GLA") acquired Galaxy Brasil, Ltda., the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap sold its 10% equity interest in GLA to Hughes and the Cisneros Group, the remaining GLA partners. Hughes' share of the GLA purchase amounted to approximately $101.1 million and increased Hughes' ownership of GLA to 77.8%.

                        HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 7.  Investments and Acquisitions - concluded

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

     In December 1998, Hughes agreed to acquire all of the outstanding capital stock of United States Satellite Broadcasting Company, Inc. ("USSB"). USSB provided direct-to-home premium satellite programming in conjunction with DIRECTV's basic programming service. The USSB acquisition was closed on May 20, 1999. On July 6, 1999, based upon elections made by the former USSB shareholders, Hughes paid approximately $0.4 billion in cash and issued approximately 22.6 million shares of Class H common stock, for a total purchase price of approximately $1.6 billion.

     The financial information presented as of and for the periods ended September 30, 1999 reflect the effects of the PRIMESTAR, Tempo Satellite and USSB transactions, discussed above, from their respective dates of acquisition. These transactions have been accounted for using the purchase method of accounting; however, the adjustments made in the September 30, 1999 financial statements reflect a preliminary allocation of the purchase price for the transactions based upon information currently available. Adjustments relating to the tangible assets (i.e., satellites, equipment located on customer premises, etc.), intangible assets (i.e., licenses granted by the Federal Communications Commission, customer lists, dealer network, etc.), and accrued liabilities for programming contracts and leases with above-market rates are estimates pending the completion of independent appraisals currently in process. Additionally, the adjustment to recognize the benefit of net operating loss carryforwards of USSB represents a preliminary estimate pending further review and analysis by the management of Hughes. These appraisals, valuations and studies are expected to be completed by December 31, 1999. Accordingly, the final purchase price allocations may be different from the amounts reflected herein.

     As the Hughes 1999 financial statements include only USSB's and PRIMESTAR's results of operations since their dates of acquisition, the following selected unaudited pro forma information is provided to present a summary of the combined results of Hughes, USSB and PRIMESTAR as if the acquisitions had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of Hughes had USSB and PRIMESTAR operated as part of Hughes for the nine months ended September 30, 1999 and September 30, 1998, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.


                                                                     Nine Months Ended     Nine Months Ended
(Dollars in Millions Except Per Share Amounts)                       September 30, 1999    September 30, 1998
-------------------------------------------------------------------------------------------------------------
Total revenues                                                            $6,008.1              $5,484.4
Income (Loss) before cumulative effect of accounting
     change                                                                  (41.7)                 79.3
Net income (loss)                                                            (41.7)                 70.1
Pro forma available separate consolidated net income (loss) (1)              (30.1)                  4.9
Pro forma earnings (loss) per share attributable to GM Class H
     common stock on a per share basis (1)                                $  (0.22)             $   0.04

(1) Both periods include the pro forma effect of dividends amounting to $70.3 million related to the Hughes Series A Preferred Stock as if the preferred stock had been outstanding as of the beginning of the respective periods.

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

     Selected information for Hughes' operating segments for the three and nine months ended September 30, 1999 and 1998, are reported as follows:


Operating Segments:

                                 Direct-To-
                                 Home          Satellite   Satellite    Network
(Dollars in Millions)            Broadcast     Services    Systems      Systems    Other     Eliminations    Total
--------------------------------------------------------------------------------------------------------------------
For the Three Months Ended:
September 30, 1999
External Revenues                 $1,143.8       $176.3    $  364.6     $305.8         -               -    $1,990.5
Intersegment
  Revenues                             0.8         34.4       146.2      120.4    $  0.1         $(301.9)          -
--------------------------------------------------------------------------------------------------------------------
Total Revenues                    $1,144.6       $210.7    $  510.8     $426.2    $  0.1         $(301.9)   $1,990.5
--------------------------------------------------------------------------------------------------------------------
Operating Profit
     (Loss)(1)                    $  (67.6)      $ 98.2    $   41.3     $ 32.2    $(27.1)        $ (87.2)   $  (10.2)
--------------------------------------------------------------------------------------------------------------------

For the Three Months Ended:
September 30, 1998
External Revenues                 $  458.0       $152.0    $  659.5     $240.4    $  3.4               -    $1,513.3
Intersegment
  Revenues                             1.1         34.5        29.4       27.3         -         $ (92.3)          -
--------------------------------------------------------------------------------------------------------------------
Total Revenues                    $  459.1       $186.5    $  688.9     $267.7    $  3.4         $ (92.3)   $1,513.3
--------------------------------------------------------------------------------------------------------------------
Operating Profit
     (Loss)(1)                    $  (61.8)      $ 78.2    $   63.8     $ 16.9    $(14.8)        $ (20.1)   $   62.2
--------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended:
September 30, 1999
External Revenues                 $2,569.1       $503.3    $1,362.6     $783.3         -               -    $5,218.3
Intersegment
  Revenues                             2.3        101.3       332.3      214.9    $  0.4         $(651.2)          -
--------------------------------------------------------------------------------------------------------------------
Total Revenues                    $2,571.4       $604.6    $1,694.9     $998.2    $  0.4         $(651.2)   $5,218.3
--------------------------------------------------------------------------------------------------------------------
Operating Profit
     (Loss)(1)                    $ (159.4)      $258.9    $ (106.1)    $ 25.7    $(67.0)        $(106.3)   $ (154.2)
--------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended:
September 30, 1998
External Revenues                 $1,247.4       $480.7    $1,806.2     $626.5    $ 12.5               -    $4,173.3
Intersegment
  Revenues                             1.1         89.9       181.8       47.6       0.9         $(321.3)          -
--------------------------------------------------------------------------------------------------------------------
Total Revenues                    $1,248.5       $570.6    $1,988.0     $674.1    $ 13.4         $(321.3)   $4,173.3
--------------------------------------------------------------------------------------------------------------------
Operating Profit
     (Loss)(1)                    $ (133.6)      $236.7    $  178.9     $(20.2)   $(26.2)        $ (22.2)   $  213.4
--------------------------------------------------------------------------------------------------------------------

(1) Includes amortization arising from purchase accounting adjustments related to GM's acquisition of Hughes amounting to $0.9 million in each of the three-month periods and $2.5 million in each of the nine-month periods for the Satellite Services segment and $4.4 million in each of the three-month periods and $13.4 million in each of the nine-month periods for Other.

                        HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 9.  Commitments and Contingencies

     In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor and the subsequent merger of that business with Raytheon Company, the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. Such financial adjustments might require a cash payment from Raytheon to Hughes or vice versa. Disputes currently exist regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. Hughes and Raytheon are proceeding with the dispute resolution process. It is possible that the ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the disputes through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that it has proposed.

     General Electric Capital Corporation ("GECC") and DIRECTV, Inc. entered into a contract on July 31, 1995, in wich GECC agreed to provide financing for consumer purchases of DIRECTV hardware and related programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV is seeking damages from GECC in excess of $70 million. Hughes intends to vigorously contest GECC's allegations and pursue Hughes' own contractual rights and remedies. Hughes does not believe that the litigation will have a material adverse impact on Hughes' results of operations or financial position. Pretrial discovery is not yet completed in the case and no trial date has been set.

     Hughes Space and Communications International ("HSCI") has a contract with ICO Global Communications Operations ("ICO Global") to build the satellites and related components for a global wireless communications system. Hughes owns approximately 2.6% of the equity in the parent company, ICO Global Communications (Holdings) ("ICO"). On August 27, 1999, ICO filed for bankruptcy protection under Chapter 11 in U.S. Bankruptcy Court in Wilmington, Delaware.
On November 9, 1999, the bankruptcy court approved an interim financing arrangement that will allow ICO to continue its operations while it negotiates a plan of reorganization. ICO has indicated that under its proposed plan, which is subject to bankruptcy court approval, ICO would continue its contract with HSCI, pay amounts owed to HSCI and have adequate financing to complete the contract. There can be no assurance that ICO will be successful in confirming a plan of reorganization, and if unable to do so the most likely outcome would be a liquidation proceeding. In the event that a liquidation becomes probable, Hughes would expect to record a pre-tax charge to earnings of up to approximately $500 million.

                        HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 9.  Commitments and Contingencies - concluded

     On June 3, 1999, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc. (together, "DIRECTV") in United States District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement (the "Agreement") with the NRTC. The Agreement provides the NRTC with exclusive distribution rights, in certain specified portions of the United States, to DIRECTV programming delivered over 27 of the 32 frequencies at the 101 degrees west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB over the other 5 frequencies at 101 degrees. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101 degrees. The NRTC's complaint seeks, in the alternative, the right to distribute former USSB programming on a non-exclusive basis and the recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV maintains that the NRTC's right under the Agreement is to market and sell the former USSB programming as its agent and is not entitled to the claimed revenues. On August 26, 1999, the NRTC filed a second lawsuit against DIRECTV, for damages in excess of $75 million, in which it alleges that DIRECTV has breached the agreement it has with NRTC. In this suit, NRTC is asking the court to require DIRECTV to pay to NRTC a proportionate share of the financial benefits DIRECTV derives from programming providers and certain other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims. Although the amounts of the combined claims are material to Hughes, Hughes does not believe that the outcome of these lawsuits will result in a material adverse impact on Hughes' results of operations or financial position. However, there can be no assurance as to those conclusions.

Note 10.  Subsequent Event

     In October 1999, Hughes issued $500.0 million of floating rate notes in a private placement with a group of institutional investors. The notes mature on October 23, 2000.

                        HUGHES ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read in conjunction with the financial statements and notes thereto included in the Hughes Electronics Corporation Form 10, as amended, filed with the Securities and Exchange Commission on August 13, 1999. In addition, the following discussion excludes purchase accounting adjustments related to GM's acquisition of Hughes (see Supplemental Data beginning on page 24).

     This Quarterly Report may contain certain statements that Hughes believes are, or may be considered to be, "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal important risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, ability to obtain export licenses, competition, ability to achieve cost reductions, technological risk, ability to address the year 2000 issue, interruptions to production attributable to causes outside of Hughes' control, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, ability of customers to obtain financing and Hughes' ability to access capital to maintain its financial flexibility. Additionally, Hughes and its 81.0% owned subsidiary, PanAmSat Corporation ("PanAmSat"), have experienced satellite anomalies in the past and may experience satellite anomalies in the future that could lead to the loss or reduced capacity of such satellites that could materially affect Hughes' operations. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

     The financial information presented as of and for the period ended September 30, 1999 reflect the effects of the PRIMESTAR, Tempo Satellite and United States Satellite Broadcasting Company, Inc. ("USSB") transactions, discussed below, from their respective dates of acquisition. These transactions have been accounted for using the purchase method of accounting; however, the adjustments made in the September 30, 1999 financial statements reflect a preliminary allocation of the purchase price for the transactions based upon information currently available. Adjustments relating to the tangible assets (i.e., satellites, equipment located on customer premises, etc.), intangible assets (i.e., licenses granted by the Federal Communications Commission, customer lists, dealer network, etc.), and accrued liabilities for programming contracts and leases with above-market rates are estimates pending the completion of independent appraisals currently in process. Additionally, the adjustment to recognize the benefit of net operating loss carryforwards of USSB represents a preliminary estimate pending further review and analysis by the management of Hughes. These appraisals, valuations and studies are expected to be completed by December 31, 1999. Accordingly, the final purchase price allocations may be different from the amounts reflected herein.

                        HUGHES ELECTRONICS CORPORATION

General

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

     In April 1999, Hughes acquired the direct-broadcast satellite medium-power business of PRIMESTAR and the related high-power satellite assets of Tempo Satellite, a wholly-owned subsidiary of TCI Satellite Entertainment, in related transactions. PRIMESTAR operated a 160-channel medium-power direct broadcast service using leased satellite capacity at 85 (degrees) west longitude. As of March 31, 1999, PRIMESTAR had 2.3 million subscribers in the United States. DIRECTV intends to operate the medium-power PRIMESTAR business, PRIMESTAR By DIRECTV, for a period of approximately two years, during which time PRIMESTAR subscribers will be offered the opportunity to transition to the high-power DIRECTV service. During this period, the PRIMESTAR distribution network will continue servicing PRIMESTAR By DIRECTV subscribers and begin offering the high-power DIRECTV service to new subscribers. The PRIMESTAR acquisition provided DIRECTV with an immediate increase in revenues from the existing PRIMESTAR subscribers, and ongoing revenues from those subscribers that transition to the DIRECTV service. The Tempo Satellite in-orbit satellite and related frequencies acquisition provides DIRECTV with 11 high-power DBS frequencies at 119(degrees) west longitude, from which it can begin delivering programming to the contiguous United States at any time.

     In May 1999, Hughes acquired by merger all of the outstanding capital stock of U.S. Satellite Broadcasting Company ("USSB"). USSB provided subscription television programming to households throughout the continental United States via the digital satellite broadcasting system that it shared with DIRECTV. The USSB acquisition has provided DIRECTV with 25 channels of video programming, including premium networks such as HBO(R), Showtime(R), Cinemax(R) and The Movie Channel(R) which it is now offering to its subscribers resulting in an increase in average revenue per subscriber.

     In May 1999, it was announced that Hughes will collaborate with America Online ("AOL") on a new service that will combine digital satellite television programming from DIRECTV with AOL's new interactive television Internet service. Hughes Network Systems ("HNS") will design and build the initial dual purpose DIRECTV/AOL receiver equipment. The new service will be suited for both frequent Internet users and the mass market consumer who wants to connect to the Internet. In June 1999, Hughes announced a more extensive strategic alliance with AOL to develop and market digital entertainment and Internet services nationwide. The new alliance is expected to accelerate subscriber growth and revenue-per-subscriber for the DIRECTV and DirecPC services, as well as expand the subscriber base for AOL's developing AOL TV and AOL-Plus broadband services. As part of the alliance, Hughes and AOL plan to jointly develop new content and interactive services for U.S. and international markets. Additionally, an extensive cross-marketing initiative will be instituted to market each company's products through their respective retail outlets and to their respective subscribers. As part of its marketing initiative with AOL, Hughes committed to increase its sales and marketing expenditures over the next three years by approximately $1.5 billion relating to its DirecPC/AOL-Plus, DlRECTV, DlRECTV/AOL TV and DirecDuo products and services.

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

     Hughes Space and Communications International ("HSCI") has a contract with ICO Global Communications Operations ("ICO Global") to build the satellites and related components for a global wireless communications system. Hughes owns approximately 2.6% of the equity in the parent company, ICO Global Communications (Holdings) ("ICO"). On August 27, 1999, ICO filed for bankruptcy protection under Chapter 11 in U.S. Bankruptcy Court in Wilmington, Delaware. On November 9, 1999, the bankruptcy court approved an interim financing arrangement that will allow ICO to continue its operations while it negotiates a plan of reorganization. ICO has indicated that under its proposed plan, which is subject to bankruptcy court approval, ICO would continue its contract with HSCI, pay amounts owed to HSCI and have adequate financing to complete the contract. There can be no assurance that ICO will be successful in confirming a plan of reorganization, and if unable to do so the most likely outcome would be a liquidation proceeding. In the event that a liquidation becomes probable, Hughes would expect to record a pre-tax charge to earnings of up to approximately $500 million.

     On October 9, 1999, DIRECTV successfully launched the DIRECTV 1-R satellite which will be used in the 101 degree West Longitude ("WL") orbital slot. With the addition of DIRECTV 1-R and technology upgrades at its two broadcast centers, DIRECTV will have the additional capacity needed to deliver local broadcast network channels to DIRECTV's top 20 markets using their existing 18-inch satellite dish and receiving equipment. This announcement updates earlier plans to deliver local channels from 101 degrees WL only to its customers in New York and Los Angeles. In total, DIRECTV's initial plans call for the delivery of local channels by satellite to approximately 50 million homes, or about half of the nation's television households. DIRECTV remains, however, prohibited from providing local television channels into local markets, until currently pending legislation authorizes such delivery.

     There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participation in government contracts. Hughes does not expect the grand jury investigation or State Department review to result in a material adverse effect upon its business. However, there can be no assurance as to those conclusions. In addition, a congressional committee chaired by Representative Cox released a report in May 1999 containing negative commentary about the compliance of U.S. satellite manufacturers, including Hughes, with export control laws. Many of Hughes' satellite launches, including those of PanAmSat, are scheduled for non-U.S. launch providers. There can be no assurance that future satellite launches by non-U.S. launch providers will not be adversely affected by this investigation and report, including the possibility of significant launch delays.

                         HUGHES ELECTRONICS CORPORATION

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

  Revenues. Third quarter 1999 revenues increased 31.5% to $1,990.5 million compared with $1,513.3 million for the third quarter of 1998. The increase reflects revenue growth at the Direct-To-Home, Satellite Services and Network Systems segments offset in part by a decline in revenues at the Satellite Systems segment.

  The Direct-To-Home Broadcast segment's third quarter 1999 revenues more than doubled to $1,144.6 million from $459.1 million in the third quarter of 1998. The increase was primarily attributable to continued strong subscriber growth for the DIRECTV(R) businesses, as well as additional revenues from the PRIMESTAR By DIRECTV and USSB businesses acquired in the second quarter of 1999. Domestic DIRECTV contributed significantly to this growth with quarterly revenues of $1,052 million compared to last year's third quarter revenues of $408 million. Domestic DIRECTV added 423,000 net new subscribers to its high-power DIRECTV service in the third quarter of 1999 compared to 303,000 net new subscribers for the third quarter of 1998, a 40% increase. In addition, 204,000 customers were transitioned from the PRIMESTAR By DIRECTV medium-power service to the DIRECTV high-power service in the third quarter of 1999. As of September 30, 1999, total domestic DIRECTV subscribers grew to more than 7.7 million, which includes approximately 1.8 million customers subscribing to PRIMESTAR By DIRECTV. Hughes' DIRECTV Latin American businesses, which includes Hughes' subsidiary, Galaxy Latin America ("GLA"), more than doubled revenues to $76 million for the third quarter of 1999 from $37 million for the third quarter of 1998. This increase in revenues was due to continued subscriber growth and additional revenues resulting from the consolidation of SurFin Ltd. ("SurFin"), beginning in November 1998, Grupo Galaxy Mexicana, S.A. de C.V. ("GGM"), beginning in February 1999 and Galaxy Brazil, Ltda. ("GLB"), beginning in August 1999. GLA added 67,000 net new subscribers for the third quarter, compared to 36,000 net new subscribers acquired for the same period last year, bringing the total cumulative DIRECTV Latin America subscribers to 668,000 as of September 30, 1999.

  The Satellite Services segment's third quarter 1999 revenues increased to $210.7 million compared with $186.5 million for the prior year. The 13.0% increase in revenues resulted primarily from the commencement of new service agreements on additional satellites placed into service and a one-time customer payment associated with the termination of a direct-to-home video services agreement in India.

  For the third quarter of 1999, revenues for the Satellite Systems segment decreased to $510.8 million from revenues of $688.9 million for the same period in 1998. This decrease in revenues was principally due to reduced activity associated with the ICO program.

  Third quarter 1999 revenues for the Network Systems segment were $426.2 million compared with $267.7 million for the same period last year, an increase of 59.2%. This increase in revenues was primarily due to higher sales of DIRECTV receiving equipment, satellite-based mobile telephone systems and U.S. private business network systems.

                         HUGHES ELECTRONICS CORPORATION

  Costs and Expenses. Selling, general and administrative expenses increased to $598.3 million in the third quarter of 1999 from $390.4 million for the same period of 1998. The increase resulted primarily from increased subscriber acquisition costs due to the record DIRECTV subscriber growth, added costs from the PRIMESTAR By DIRECTV and USSB businesses, and the consolidation of GGM, SurFin and GLB. The increase in depreciation and amortization expense to $216.5 million in the third quarter of 1999 from $111.3 million in the same period of 1998 resulted primarily from higher depreciation due to increased capital expenditures for property and equipment, additions to PanAmSat's satellite fleet in late 1998 and early 1999, added depreciation expense related to leased medium-power receiving equipment for the PRIMESTAR By DIRECTV business and additional goodwill amortization of $45.1 million that resulted from the PRIMESTAR, USSB, GGM and GLB transactions.

  Operating Profit (Loss). Hughes incurred an operating loss of $4.9 million for the third quarter of 1999 compared with operating profit, on the same basis, of $67.5 million for the third quarter of 1998. The operating loss for the third quarter of 1999 compared to the operating profit in the same quarter of 1998 principally resulted from increased losses from the DIRECTV Latin American businesses and reduced operating profit in the Satellite Systems segment from the lower revenues discussed above.

  The operating loss in the Direct-To-Home Broadcast segment for the third quarter of 1999 was $67.6 million compared with an operating loss of $61.8 million for the third quarter of 1998. The increased operating loss for the third quarter of 1999 resulted primarily from increased losses at the DIRECTV international businesses consisting primarily of DIRECTV Latin America. DIRECTV Latin America's operating loss for the third quarter of 1999 was $53 million compared with an operating loss of $30 million for the same period of 1998. The increased loss at DIRECTV Latin America was primarily due to the consolidation of GLB and GGM and higher marketing expenses. Domestic DIRECTV reported an operating loss for the third quarter of $6 million compared with an operating loss of $31 million for the third quarter of 1998. The decreased operating loss at domestic DIRECTV for the quarter was due to the increased subscriber revenues discussed above which were partially offset by increased subscriber acquisition costs due to record subscriber growth, added goodwill and intangible amortization that resulted from the PRIMESTAR and USSB acquisitions and added depreciation expense related to leased medium-power receiving equipment for the PRIMESTAR By DIRECTV business.

  Domestic DIRECTV's cost of acquiring new subscribers has increased due to, among other things, incentives granted by USSB to manufacturers of DIRECTV receiving equipment which were assumed by DIRECTV as part of the USSB acquisition in May 1999 and increased incentives paid to DIRECTV dealers. In connection with the AOL alliance, DIRECTV's subscriber acquisition costs will increase with respect to the new DIRECTV/AOL TV service. In the future, subscriber acquisition costs will continue to be largely determined by the competitive environment.

  The Satellite Services segment's operating profit for the third quarter of 1999 increased 25.3% to $99.1 million from $79.1 million for the same period of 1998. The increase in operating profit was primarily due to the increase in revenues discussed above, partially offset by increased depreciation from the additions to the satellite fleet noted above.

  The Satellite Systems segment reported operating profit and operating profit margin of $41.3 million and 8.1%, respectively, for the third quarter of 1999 compared with operating profit and operating profit margin of $63.8 million and 9.3%, respectively, for the third quarter of 1998. The decrease in operating profit and operating profit margin for the third quarter of 1999 resulted primarily from the decrease in revenues discussed above.

  The Network Systems segment's operating profit and operating profit margin for the third quarter of 1999 was $32.2 million and 7.6%, respectively, compared with operating profit and operating profit margin of $16.9 million and 6.3%, respectively, for the third quarter of 1998. The increase in operating income and operating profit margin for the third quarter of 1999 was primarily due to higher sales of DIRECTV receiving equipment, satellite-based mobile telephone systems and U.S. private business network systems.

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

                         HUGHES ELECTRONICS CORPORATION

  For the third quarter of 1999, EBITDA grew to $211.6 million from $178.8 million for the same period in 1998 primarily as a result of the EBITDA growth in the Direct-To-Home Broadcast Segment. EBITDA margin on the same basis was 10.6% for the third quarter of 1999 compared to 11.8% for the third quarter of 1998.

  The Direct-To-Home Broadcast segment had EBITDA of $47.7 million for the third quarter of 1999 compared with negative EBITDA of $30.6 million for the third quarter of 1998. Domestic DIRECTV's EBITDA was $86 million for the third quarter of 1999 compared to a negative EBITDA of $5 million for the third
quarter of 1998.   The increase in domestic DIRECTV's EBITDA was due to EBITDA contributions from the PRIMESTAR By DIRECTV and USSB businesses, as well as increased revenues resulting from the larger high-power subscriber base which more than offset increased subscriber acquisition costs. DIRECTV Latin America reported negative EBITDA for the third quarter of 1999 of $30 million compared to negative EBITDA of $24 million for the same period of 1998. This change was primarily due to the acquisition of GLB during the 1999 third quarter and higher marketing expenses.

  For the Satellite Services segment, EBITDA for the third quarter of 1999 was $169.0 million compared with $135.7 million for the same period of last year. EBITDA margin increased to 80.2% versus 72.8% for last year's third quarter. The increases in EBITDA and EBITDA margin were principally due to the higher revenues discussed above and lower satellite leaseback expenses resulting from the early buy-out of certain satellites under sale-leaseback agreements during the first and third quarters of 1999.

  The Satellite Systems segment had EBITDA and EBITDA margin of $56.3 million and 11.0% for the third quarter of 1999 compared with EBITDA and EBITDA margin of $76.7 million and 11.1% for the third quarter of 1998. The decrease in EBITDA for the third quarter of 1999 was due to reduced activity associated with the ICO program.

  Network Systems segment EBITDA grew to $44.3 million for the third quarter of 1999 compared to EBITDA of $28.3 million for the third quarter of 1998 primarily due to the increased revenues discussed above. EBITDA margin for the third quarter of 1999 was 10.4% compared to 10.6% for the third quarter of 1998.

  Interest Income and Expense. Interest income decreased to $2.4 million for the third quarter of 1999 compared with $20.5 million for the third quarter of 1998 due to lower cash balances in the third quarter of 1999 compared to 1998. Interest expense increased $48.1 million for the third quarter of 1999 from the same period in 1998 due to the increased borrowings and interest expense associated with certain liabilities that arose from the PRIMESTAR and USSB acquisitions.

  Other, net. Other, net for the third quarter of 1999 reflects losses from unconsolidated subsidiaries of $31.6 million that are primarily attributable to equity investment in DIRECTV Japan. The third quarter 1998 amount reflects losses from unconsolidated subsidiaries of $28.1 million, primarily related to DIRECTV Japan and AMSC.

  Income taxes for the third quarter of 1999 reflect the recognition of tax benefits for the pre-tax losses incurred in the period and higher expected tax benefits, compared to the third quarter of 1998, from the expected favorable resolution of certain tax contingencies.

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

  Earnings (Loss). Third quarter 1999 loss and loss per share, including the effect of preferred stock dividends, were $29.6 million and $0.13, respectively, compared to third quarter 1998 earnings and earnings per share of $42.9 million and $0.11, respectively.

                         HUGHES ELECTRONICS CORPORATION

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

  Revenues. For the first nine months of 1999, revenues increased 25.0% to $5,218.3 million compared to $4,173.3 million for the first nine months of 1998. The increase reflects revenue growth at the Direct-To-Home, Satellite Services and Network Systems segments offset in part by a decline in revenues at the Satellite Systems segment.

  Direct-To-Home Broadcast segment revenues for the first nine months of 1999 increased 106.0% to $2,571.4 million from $1,248.5 million for the same period of 1998. The increase resulted from continued record subscriber growth, as well as additional revenues from the PRIMESTAR By DIRECTV and USSB businesses.

  For the first nine months of 1999, the Satellite Services segment's revenues increased to $604.6 million compared with $570.6 million for the prior year, a 6.0% increase. The increase in revenues resulted primarily from the commencement of new service agreements on additional satellites placed into service and a one-time customer payment associated with the termination of a direct-to-home video services agreement in India.

  Revenues for the first nine months of 1999 for the Satellite Systems segment decreased to $1,694.9 million from revenues of $1,988.0 million for the same period in 1998. This decrease in revenues was principally due to contract revenue adjustments and delayed revenue recognition that resulted from increased development costs and schedule delays on several new product lines and decreased activity associated with the ICO program.

  Network Systems segment revenues for the first nine months of 1999 were $998.2 million compared with $674.1 million for the same period last year, an increase of 48.1%. This increase in revenues was primarily due to higher sales of DIRECTV receiving equipment, satellite-based mobile telephone systems and U.S. private business network systems.

  Costs and Expenses. Selling, general and administrative expenses increased to $1,551.6 million for the first nine months of 1999 from $1,052.2 million for the same period of 1998. The increase resulted primarily from increased subscriber acquisition costs, added costs for the PRIMESTAR By DIRECTV and USSB businesses, and the consolidation of GGM, SurFin and GLB. The increase in depreciation and amortization expense to $499.3 million for the first nine months of 1999 from $309.2 million for the same period of 1998 resulted primarily from higher depreciation due to increased capital expenditures for property and equipment, additions to PanAmSat's satellite fleet, added depreciation expense related to leased medium-power receiving equipment for the PRIMESTAR By DIRECTV business, increased goodwill amortization related to the May 1998 purchase of an additional 9.5% interest in PanAmSat and added depreciation expense and goodwill and intangible amortization that resulted from the PRIMESTAR, USSB, GGM and GLB acquisitions.

  Operating Profit (Loss). Hughes incurred an operating loss of $138.3 million for the first nine months of 1999 compared with operating profit, on the same basis, of $229.3 million for the first nine months of 1998. The operating loss for the first nine months of 1999 was principally a result of the $125.0 million pre-tax charge at the Satellite Systems segment resulting from increased development costs and schedule delays, $190.1 million of higher depreciation and amortization expense discussed above and a one-time pre-tax charge of $92.0 million resulting from the termination of the Asia-Pacific Mobile Telecommunications Satellite Pte. Ltd. ("APMT") contract due to export licenses not being issued.

  The operating loss in the Direct-To-Home Broadcast segment for the first nine months of 1999 was $159.4 million compared with an operating loss of $133.6 million for the first nine months of 1998. The increase in operating loss for the first nine months of 1999 was due primarily to increased losses at the DIRECTV Latin America businesses that resulted from the consolidation of GLB and GGM and higher marketing expenses. These losses were partially offset by a decrease in operating losses at the domestic DIRECTV businesses.

  The Satellite Services segment operating profit for the first nine months of 1999 was $261.4 million compared to $239.2 million for the same period of 1998. The increase in operating profit was primarily due to the increase in revenues discussed above offset by higher depreciation expense due to additions to the satellite fleet. Also affecting the comparison was a second quarter 1998 provision for losses related to the May 1998 failure of PanAmSat's Galaxy IV satellite.

                         HUGHES ELECTRONICS CORPORATION

  The Satellite Systems segment reported an operating loss for the first nine months of 1999 of $106.1 million compared to operating profit of $178.9 million for the first nine months of 1998. The operating loss for the first nine months of 1999 resulted from a pre-tax charge, before intercompany eliminations, of $178.0 million that resulted from increased development costs and schedule delays on several new product lines, a one-time pre-tax charge of $81.0 million resulting from the termination of the APMT contract and decreased activity associated with the ICO program.

  The Network Systems segment's operating profit for the first nine months of 1999 was $25.7 million compared with an operating loss of $20.2 million for the first nine months of 1998. The increase for the first nine months of 1999 compared to 1998 was primarily due to the higher sales noted above partially offset by a one-time pre-tax charge of $11.0 million in the first quarter of 1999 resulting from the termination of the APMT contract. Also affecting the comparison was a 1998 provision of $26.0 million associated with the bankruptcy filing by a customer.

  EBITDA. For the first nine months of 1999, EBITDA was $361.0 million versus $538.5 million for the same period in 1998. EBITDA margin on the same basis was 6.9% for the first nine months of 1999 compared to 12.9% for the first nine months of 1998. The decrease in EBITDA and EBITDA margin were primarily due to decreased EBITDA at the Satellite Systems segment offset in part by increased EBITDA at the Direct-To-Home Segment.

  The Direct-To-Home Broadcast segment had EBITDA for the first nine months of 1999 of $44.8 million compared with negative EBITDA of $56.4 million for the first nine months of 1998. This improvement in EBITDA for the first nine months of 1999 was primarily due to continued strong subscriber growth in the domestic DIRECTV business, the contributions from PRIMESTAR By DIRECTV and USSB businesses from their dates of acquisition and the consolidation of SurFin.

  The Satellite Services segment's EBITDA for the first nine months of 1999 was $465.9 million compared with $409.0 million for the same period of last year. EBITDA margin increased to 77.1% versus 71.7% for last year's first nine months. The increases in EBITDA and EBITDA margin were principally due to the higher revenues discussed above, and lower satellite leaseback expenses resulting from the 1999 early buy-out of certain satellites under sale-leaseback agreements. Also affecting the comparison was a second quarter 1998 provision for losses related to the May 1998 failure of PanAmSat's Galaxy IV satellite.

  The Satellite Systems segment had a negative EBITDA of $64.7 million for the first nine months of 1999, compared with EBITDA of $214.0 million for the first nine months of 1998. The decrease in EBITDA for the first nine months of 1999 was due to the first quarter 1999 pre-tax charge of $81.0 million that resulted from the termination of the APMT contract, the second quarter 1999 $178.0 million pre-tax charge, before intercompany eliminations, discussed above and decreased activity associated with the ICO program.

  Network Systems segment EBITDA increased to $63.4 million for the first nine months of 1999, compared to EBITDA of $9.6 million for the first nine months of 1998. EBITDA margin for the first nine months of 1999 was 6.4% compared to EBITDA margin of 1.4% for the first nine months of 1998. The increase in EBITDA and EBITDA margin for the first nine months of 1999 was primarily due to the higher sales discussed above, partially offset by the first quarter 1999 pre-tax charge of $11.0 million related to the termination of the APMT contract. Also, the second quarter of 1998 included a $26.0 million provision associated with the bankruptcy filing by a customer.

  Interest Income and Expense. Interest income decreased to $20.9 million for the first nine months of 1999 compared with $88.6 million for the first nine months of 1998 due to lower cash balances for the first nine months of 1999 compared to 1998. Interest expense increased $61.5 million for the first nine months of 1999 from the same period in 1998 due to increased borrowings and interest expense associated with certain liabilities that arose from the PRIMESTAR and USSB acquisitions.

  Other, net. Other, net for the first nine months of 1999 reflects a $154.6 million pre-tax gain that resulted from the settlement of the Williams Patent infringement case offset by losses from unconsolidated subsidiaries of $96.3 million attributable principally to equity investments in DIRECTV Japan and AMSC. The first nine months of 1998 includes losses from unconsolidated subsidiaries of $79.0 million, primarily related to DIRECTV Japan and AMSC and $17.5 million of losses associated with bankruptcy filings by two unaffiliated customers.

  Income Taxes. For the first nine months of 1999, Hughes recorded an income tax benefit at an effective income tax rate of 40.6%, while Hughes recorded an income tax provision at an effective income tax rate of 35.1% for the first nine months of 1998. Income taxes for the first nine months of 1999 reflect the recognition of tax benefits for the pre-tax losses incurred in the period and higher expected tax benefits, compared to the first nine months of 1998, from the expected favorable resolution of certain tax contingencies.

  Earnings (Loss). Loss and loss per share, including the effect of preferred stock dividends in 1999 of $26.3 million, for the nine months ended September 30, 1999 were $43.6 million and $0.17, respectively, compared to earnings and earnings per share of $143.5 million and $0.36, respectively, for the comparable period in 1998.

                         HUGHES ELECTRONICS CORPORATION

Liquidity and Capital Resources

  Cash and Cash Equivalents. Cash and cash equivalents were $158.3 million at September 30, 1999 compared to $1,342.1 million at December 31, 1998. The $1,183.8 million decrease was due to increased investments in companies, which included the acquisitions of PRIMESTAR, USSB, Tempo Satellite assets and GLB (see "Acquisitions"), additional equity investments in DIRECTV Japan, the early buy-out of satellite sale-leasebacks by PanAmSat, additional capital expenditures for satellites and property and equipment and general working capital requirements. These uses of cash were partially funded by GM's $1.5 billion investment in Hughes as part of the alliance with AOL and the $154.6 million received in connection with the settlement of the Williams Patent infringement case.

  Cash used in operating activities for the first nine months of 1999 was $187.6 million, compared to cash provided by operating activities of $313.7 million in the same period of 1998. The decrease was due primarily to the decrease in net income for the first nine months of 1999 and an increase in prepaid dealer commissions and prepaid marketing expenses at the DIRECTV businesses.

  Net cash used in investing activities was $3,654.3 million for the nine months ended September 30, 1999 and $1,584.2 million for the same period in 1998. The substantial increase in 1999 compared to 1998 resulted from increased investments in companies, which included the acquisitions of PRIMESTAR, USSB, Tempo Satellite assets, GLB (See "Acquisitions") and additional investments in DIRECTV Japan, and an increase in capital expenditures for satellite and property and equipment, partially offset by a decrease in proceeds from insurance claims related to the loss of satellites in the prior year.

  Net cash provided by financing activities for the first nine months of 1999 was $2,658.1 million, compared to cash used in financing activities of $3.6 million for the same period in 1998. The substantial increase was primarily due to an increase in net borrowings compared to 1998 and proceeds received in 1999 from the issuance of preferred stock to GM related to the AOL transaction.

  Liquidity Measurement. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at September 30, 1999 and December 31, 1998 was 1.40 and 1.91, respectively. Working capital decreased by $794.0 million to $1,042.9 million at September 30, 1999 from $1,836.9 million at December 31, 1998.

  Common Stock Dividend Policy and Use of Cash. Since the completion of the recapitalization of Hughes in late 1997, the GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its GM Class H common stock. Similarly, since such time, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes. Hughes expects to have significant cash requirements in 2000 primarily due to capital expenditures of approximately $1.5 to $2.0 billion for property and equipment as well as expenditures for new satellites. In addition, Hughes expects to increase its investment in affiliated companies, primarily related to its international DIRECTV businesses. Also, although Hughes may be required to make a cash payment to or receive a cash payment from Raytheon, the amount of a cash payment to or from Raytheon, if any, is not determinable at this time. These cash requirements are expected to be funded from a combination of cash provided from operations, amounts available under credit facilities and debt and equity offerings, as needed.

  Debt and Credit Facilities.   At September 30, 1999, Hughes' 75% owned
subsidiary, SurFin, had a total of $197.6 million outstanding under a $400.0 million unsecured revolving credit facility expiring in June 2002.

  At September 30, 1999, GLA's 100% owned subsidiary, GLB, had a total of $26.7 million outstanding under a variable rate note.

  In January 1998, PanAmSat issued five, seven, ten and thirty-year notes totaling $750.0 million. The proceeds received were used by PanAmSat to repay $600.0 million of outstanding borrowings.

  PanAmSat maintains a $500.0 million multi-year revolving credit facility and a $500.0 million commercial paper program. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate and are expected to be used to fund PanAmSat's satellite expansion program. No amounts were outstanding under the credit facility at September 30, 1999. $185.0 million was outstanding under the commercial paper program at September 30, 1999.

  In July 1999, in connection with the early buy-out of satellite sale-leasebacks, PanAmSat assumed variable rate notes. The notes bear interest at London Interbank Offered Rate plus 0.25%, and mature on various dates through January 2, 2002. At September 30, 1999, $124.1 million was outstanding.

                         HUGHES ELECTRONICS CORPORATION

  Hughes has two unsecured revolving credit facilities totaling $1.0 billion, consisting of a $750.0 million multi-year facility and a $250.0 million 364-day facility. The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002 and the 364-day credit facility provides for a commitment of $250.0 million through December 1, 1999. $665.0 million was outstanding under the multi-year facility at September 30, 1999. No amount was outstanding under the 364-day credit facility at September 30, 1999. These facilities provide backup capacity for Hughes' $1.0 billion commercial paper program. $196.6 million was outstanding under the commercial paper program at September 30, 1999.

  At September 30, 1999, other short-term and long-term debt of $82.3 million was outstanding.

  Hughes has filed a shelf registration statement with the Securities and Exchange Commission with respect to an issuance of up to $2.0 billion of debt securities from time to time. Currently, no amounts have been issued at September 30, 1999.

  In October 1999, Hughes issued $500.0 million of floating rate notes in a private placement with a group of institutional investors. The notes mature on October 23, 2000.

  Acquisitions and Investments. On September 24, 1999, DIRECTV Japan, Hughes' 42.2% owned affiliate, raised approximately $275 million through the issuance of bonds, convertible into common stock, to five of its major shareholders, including $238.1 million issued to Hughes. If Hughes elects to convert these bonds, Hughes would have a controlling interest in DIRECTV Japan.

  On July 28, 1999, Galaxy Latin America ("GLA") acquired Galaxy Brasil, Ltda., the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap sold its 10% equity interest in GLA to Hughes and the Cisneros Group, the remaining GLA partners. Hughes' share of the GLA purchase amounted to approximately $101.1 million and increased Hughes' ownership of GLA to 77.8%.

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

  In December 1998, Hughes agreed to acquire all of the outstanding capital stock of United States Satellite Broadcasting Company, Inc. ("USSB"). USSB provided direct-to-home premium satellite programming in conjunction with DIRECTV's basic programming service. The USSB acquisition was closed on May 20, 1999. On July 6, 1999, based upon elections made by the former USSB shareholders, Hughes paid approximately $0.4 billion in cash and issued approximately 22.6 million shares of Class H common stock, for a total purchase price of approximately $1.6 billion.

  New Accounting Standards. In September 1999, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue 99-10 ("EITF 99-10"), Percentage Used to Determine the Amount of Equity Method losses. EITF 99-10 addresses the issue of which percentage of ownership should be used to compute equity method losses when the investment account has been reduced to zero and the investor holds other securities of the investee. EITF 99-10 requires that equity method losses should not be recognized solely on the percentage of common stock owned; rather, an entity-wide approach should be adopted. Under such an approach, equity method losses may be recognized based on the ownership level that includes other equity securities (e.g., preferred stock) and loans/advances to the investee or based on the change in the investor's claim on the investor's book value. Hughes adopted EITF 99-10 during the third quarter of 1999, as required. The impact of adopting EITF 99-10 was not material to the third quarter 1999 results.

  In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. Hughes plans to adopt SFAS No. 133 by January 1, 2001, as required. Management is currently assessing the impact of this statement on Hughes' results of operations and financial position.

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

  Hughes' Year 2000 program is being implemented in seven phases, some of which are being conducted concurrently:

  (1) Awareness - establish project teams made up of project leaders from each Hughes operating company, assign responsibilities and establish awareness of Year 2000 issues. The awareness phase has been completed.

  (2) Inventory - identify all systems within Hughes, determine if they are critical and identify responsible personnel for compliance. The inventory phase has been completed. Many of Hughes' systems are already Year 2000 compliant, or had already been scheduled for replacement as part of Hughes' ongoing systems plans.

  (3) Assessment - categorize all systems and determine activities that are required to achieve compliance, including contacting and assessing the Year 2000 readiness of material third party vendors and suppliers of hardware and software. The assessment phase has been completed. All critical systems were identified in this phase and were the primary focus of the project teams. Critical systems identified requiring remediation included satellite control and communication software, broadcast systems and systems utilized in customer service/billing, engineering and manufacturing operations. Hughes has also identified the need to upgrade network control software for customers who have maintenance agreements with Hughes. Hughes' in-orbit satellites do not have date-dependent processing.

  (4) Remediation - modify, repair or replace categorized systems. Remediation tasks have been completed on all critical systems.

  (5) Testing - test remediated systems to assure normal function when placed in their original operating environment and further test for Year 2000 compliance. Testing has been successfully completed on all critical systems.

  (6) Implementation - once a remediated system and its interfaces have been successfully tested, the system will be put into its operating environment. The majority of the remediated systems have been placed into their operating environment.

  (7) Contingency Planning - development and execution of plans that narrow the focus on specific areas of significant concern and concentrate resources to address them. Hughes has developed contingency plans to address the risk of any critical system not being Year 2000 compliant. These contingency plans are frequently reviewed and updated as necessary. Hughes currently believes that the most reasonably likely worst case scenario is a temporary loss of functionality in satellite control and communication software for the HSC built satellites. The loss of real-time satellite control software functionality for these satellites would be addressed through the use of back-dated processors or through manual procedures. These alternative procedures would restore any loss in functionality but could result in slightly higher operating costs until the Year 2000 problems are corrected.

                         HUGHES ELECTRONICS CORPORATION

  Hughes is utilizing both internal and external resources for the remediation and testing of its systems that are undergoing Year 2000 modification. Hughes has incurred and expensed approximately $15.0 million during the first nine months of 1999 and approximately $7.0 million during 1998, related to the assessment of, and on-going efforts in connection with, its Year 2000 program. Future spending for remaining system remediation and testing is currently estimated to be from $7.0 million to $9.0 million. Each Hughes operating company is funding its respective Year 2000 efforts with current and future operating cash flows.

  Hughes has received certification of Year 2000 compliance from a majority of its critical third parties. For those third party systems that are not yet Year 2000 compliant, Hughes has identified action plans or alternatives to meet Hughes' requirements.

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

Security Ratings

  In September 1999, Standard and Poor's Rating Services ("S&P") lowered Hughes' long-term debt rating from BBB to BBB - minus. The S&P BBB - minus credit rating indicates the issuer has adequate capacity to pay interest and repay principal. Additionally, S&P lowered the short-term corporate credit and
commercial paper ratings to A-3 from A-2.   S&P has assigned a negative outlook
to Hughes' ratings.

  In September 1999, Moody's Investors Service ("Moody's") placed Hughes' Baa2 long-term credit and P-2 commercial paper ratings on review for possible downgrade. The Baa2 rating for senior debt indicates adequate likelihood of interest and principal payment and principal security. The P-2 commercial paper rating is the second highest rating available and indicates that the issuer has a strong ability for repayment relative to other issuers.

  Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due. The lowered rating and review for possible downgrade, as well as the negative outlook, reflects increased financial leverage at Hughes resulting from a significant acceleration of its growth initiatives, including the PRIMESTAR, Tempo Satellite and USSB transactions, PanAmSat's satellite deployment and restoration plan, the previously announced increased development costs and schedule delays experienced by HSC and the investment in Spaceway.

  Lower ratings generally result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

                         HUGHES ELECTRONICS CORPORATION

Supplemental Data

  The financial statements reflect the application of purchase accounting adjustments related to GM's purchase of Hughes in 1985. However, as provided in GM's Restated Certificate of Incorporation, the earnings attributable to GM Class H common stock for purposes of determining the amount available for the payment of dividends on GM Class H common stock specifically excludes such adjustments. More specifically, amortization of the intangible assets associated with GM's purchase of Hughes amounted to $5.3 million for the third quarters of 1999 and 1998 and $15.9 million for the nine months ended September 30, 1999 and 1998. Such amounts are excluded from the earnings available for the payment of dividends on GM Class H common stock and are charged against earnings available for the payment of dividends on GM's $1-2/3 par value common stock. Unamortized purchase accounting adjustments associated with GM's purchase of Hughes were $410.7 million at September 30, 1999 and $426.6 million at December 31, 1998.

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

                        HUGHES ELECTRONICS CORPORATION

                  Unaudited Summary Pro Forma Financial Data*

                Pro Forma Condensed Statement of Income (Loss)

                                                        Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                      ----------------------     ----------------------
                                                        1999          1998         1999         1998
                                                      --------      --------     --------     ---------
                                                        (Dollars in Millions Except Per Share Amounts)

Total revenues                                        $1,990.5      $1,513.3     $5,218.3     $4,173.3
Total operating costs and expenses                     1,995.4       1,445.8      5,356.6      3,944.0
                                                      --------      --------     --------     --------
Operating profit (loss)                                   (4.9)         67.5       (138.3)       229.3
Non-operating income (loss)                              (71.7)        (16.5)        27.7        (23.7)
Income tax provision (benefit)                           (38.2)         17.4        (44.9)        72.1
Minority interests in net losses of subsidiaries           8.8           9.3         22.1         19.2
Cumulative effect of accounting change, net
    of taxes                                                 -             -            -         (9.2)
Preferred stock dividends                                (24.7)            -        (26.3)           -
                                                      --------      --------     --------     --------
Earnings (Loss) Used for Computation of
 Available Separate Consolidated Net
 Income (Loss) (1)                                    $  (54.3)     $   42.9     $  (69.9)    $  143.5
                                                      ========      ========     ========     ========

Earnings (Loss) Attributable to General Motors
 Class H Common Stock on a Per Share Basis-
Basic and Diluted                                     $  (0.13)     $   0.11     $  (0.17)    $   0.36
                                                      ========      ========     ========     ========

                       Pro Forma Condensed Balance Sheet

                                                          September 30,   December 31,
                         Assets                               1999            1998
                                                          -------------   ------------
                                                              (Dollars in Millions)

Total Current Assets                                          $ 3,639.2      $ 3,846.4
Satellites, net                                                 3,690.6        3,197.5
Property, net                                                   1,303.0        1,059.2
Net Investment in Sales-type Leases                               155.9          173.4
Intangible Assets, Investments and Other Assets, net            9,606.9        4,731.9
                                                              ---------      ---------
Total Assets                                                  $18,395.6      $13,008.4
                                                              =========      =========

             Liabilities and Stockholder's Equity

Total Current Liabilities                                     $ 2,596.3      $ 2,009.5
Long-Term Debt                                                  1,929.2          778.7
Postretirement Benefits Other Than Pensions,
   Other Liabilities and Deferred Credits                       2,266.6        1,783.2
Minority Interests                                                530.0          481.7
Total Stockholder's Equity (2)                                 11,073.5        7,955.3
                                                              ---------      ---------
Total Liabilities and Stockholder's Equity (2)                $18,395.6      $13,008.4
                                                              =========      =========

--------------
* The summary excludes purchase accounting adjustments related to GM's acquisition of Hughes.

(1) Includes accrued and/or paid preferred stock dividends of $24.7 million and $26.3 million in the third quarter and first nine months of 1999, respectively.
(2) General Motors' equity in its wholly-owned subsidiary, Hughes. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).

                         HUGHES ELECTRONICS CORPORATION

                        Pro Forma Selected Segment Data

                                 Direct-To-
                                 Home          Satellite    Satellite    Network    Eliminations
(Dollars in Millions)            Broadcast     Services     Systems      Systems    and Other       Total
------------------------------------------------------------------------------------------------------------
For the Three Months Ended:
September 30, 1999
Total Revenues                     $1,144.6     $  210.7     $  510.8     $426.2         $(301.8)   $1,990.5
------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)            $  (67.6)    $   99.1     $   41.3     $ 32.2         $(109.9)   $   (4.9)
Operating Profit Margin                   -         47.0%         8.1%       7.6%              -           -
EBITDA (1)                         $   47.7     $  169.0     $   56.3     $ 44.3         $(105.7)   $  211.6
EBITDA Margin(1)                        4.2%        80.2%        11.0%      10.4%              -        10.6%
------------------------------------------------------------------------------------------------------------
Depreciation and
  Amortization                     $  115.3     $   69.9     $   15.0     $ 12.1         $   4.2    $  216.5
Capital Expenditures               $   97.6(2)  $  347.8(3)  $   17.0     $  5.4         $  41.4    $  509.2
------------------------------------------------------------------------------------------------------------
September 30, 1998
Total Revenues                     $  459.1     $  186.5     $  688.9     $267.7         $ (88.9)   $1,513.3
------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)            $  (61.8)    $   79.1     $   63.8     $ 16.9         $ (30.5)   $   67.5
Operating Profit Margin                   -         42.4%         9.3%       6.3%              -         4.5%
EBITDA(1)                          $  (30.6)    $  135.7     $   76.7     $ 28.3         $ (31.3)   $  178.8
EBITDA Margin(1)                          -         72.8%        11.1%      10.6%              -        11.8%
------------------------------------------------------------------------------------------------------------
Depreciation and
  Amortization                     $   31.2     $   56.6     $   12.9     $ 11.4         $  (0.8)   $  111.3
Capital Expenditures               $   82.0(2)  $  190.7(3)  $   18.2     $ 10.7         $ (21.4)   $  280.2
------------------------------------------------------------------------------------------------------------
For the Nine Months Ended:
September 30, 1999
Total Revenues                     $2,571.4     $  604.6     $1,694.9     $998.2         $(650.8)   $5,218.3
------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)            $ (159.4)    $  261.4     $ (106.1)    $ 25.7         $(159.9)   $ (138.3)
Operating Profit Margin                   -         43.2%           -        2.6%              -           -
EBITDA(1)                          $   44.8     $  465.9     $  (64.7)    $ 63.4         $(148.4)   $  361.0
EBITDA Margin(1)                        1.7%        77.1%           -        6.4%              -         6.9%
------------------------------------------------------------------------------------------------------------
Depreciation and
  Amortization                     $  204.2     $  204.5     $   41.4     $ 37.7         $  11.5    $  499.3
Capital Expenditures               $  253.4(2)  $  823.0(3)  $   52.1     $ 23.1         $  45.9    $1,197.5
------------------------------------------------------------------------------------------------------------
September 30, 1998
Total Revenues                     $1,248.5     $  570.6     $1,988.0     $674.1         $(307.9)   $4,173.3
------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)            $ (133.6)    $  239.2     $  178.9     $(20.2)        $ (35.0)   $  229.3
Operating Profit Margin                   -         41.9%         9.0%         -               -         5.5%
EBITDA(1)                          $  (56.4)    $  409.0     $  214.0     $  9.6         $ (37.7)   $  538.5
EBITDA Margin(1)                          -         71.7%        10.8%       1.4%              -        12.9%
------------------------------------------------------------------------------------------------------------
Depreciation and
  Amortization                     $   77.2     $  169.8     $   35.1     $ 29.8         $  (2.7)   $  309.2
Capital Expenditures               $  130.1(2)  $  605.0(3)  $   50.5     $ 26.4         $ 114.5    $  926.5
------------------------------------------------------------------------------------------------------------

* The Financial Statements reflect the application of purchase accounting adjustments related to GM's acquisition of Hughes. However, as provided in the General Motors' Restated Certificate of Incorporation, the earnings attributable to GM Class H common stock for purposes of determining the amount available for the payment of dividends on GM Class H common stock specifically excludes such adjustments. In order to provide additional analytical data, the above unaudited pro forma selected segment data, which exclude the purchase accounting adjustments related to GM's acquisition of Hughes, are presented.
(1) EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles. EBITDA margin is calculated by dividing EBITDA by total revenues. See discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) Includes satellite expenditures amounting to $13.6 million, $38.0 million, $89.1 and $38.0 million, respectively.
(3) Includes satellite expenditures amounting to $93.2 million, $182.2 million, $408.8 million and $422.2 million, respectively. Also included are expenditures related to the early buy-out of satellite sale-leasebacks totaling $228.2 million for the third quarter of 1999 and $369.5 million and $155.5 million for the first nine months of 1999 and 1998, respectively.

                        HUGHES ELECTRONICS CORPORATION

            Unaudited Summary Pro Forma Financial Data* - Concluded

                       Pro Forma Selected Financial Data

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                    ---------------------     ------------------
                                                      1999         1998         1999       1998
                                                    --------    ---------     --------   -------
                                                   (Dollars in Millions Except Per Share Amounts)

Operating profit (loss)                              $    (5)     $   68      $  (138)    $  229
EBITDA (1)                                           $   212      $  179      $   361     $  539
EBITDA margin (2)                                       10.6%       11.8%         6.9%      12.9%
Income (Loss) before income taxes, minority
  interests and cumulative effect of accounting
  change                                             $   (77)     $   51      $  (111)    $  206
Earnings (Loss) used for computation of
  available separate consolidated net income
  (loss) (3)                                         $   (54)     $   43      $   (70)    $  144
Average number of GM Class H dividend base
  shares (4)                                           428.9       399.9        414.7      399.9
Stockholder's equity                                 $11,074      $7,827      $11,074     $7,827
Working capital                                      $ 1,043      $2,418      $ 1,043     $2,418
Operating profit as a percent of revenues                N/A         4.5%         N/A        5.5%
Income before income taxes, minority interests
  and cumulative effect of accounting change
  as a percent of revenues                               N/A         3.4%         N/A        4.9%
Net income as a percent of revenues                      N/A         2.8%         N/A        3.4%

----------------
* The summary excludes purchase accounting adjustments related to GM's acquisition of Hughes.

(1) EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles. See discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2)  EBITDA margin is calculated by dividing EBITDA by total revenues.
(3) Includes accrued and/or paid preferred stock dividends of $24.7 million and $26.3 million in the third quarter and first nine months of 1999, respectively.
(4) Average Class H dividend base shares is used in calculating earnings attributable to GM Class H common stock on a per share basis. This is not the same as the average number of GM Class H shares outstanding, which was
     135.1 million and 105.7 million for the third quarters of 1999 and 1998, respectively, and 120.8 million and 105.0 million for the nine months ended September 30, 1999 and 1998, respectively.

                                   * * * * *

                        HUGHES ELECTRONICS CORPORATION

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended September 30, 1999 or subsequent thereto, but before the filing of this report are summarized below:

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

                                      ***

     In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor and the subsequent merger of that business with Raytheon Company, the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. Such financial adjustments might require a cash payment from Raytheon to Hughes or vice versa. Disputes currently exist regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. Hughes and Raytheon are proceeding with the dispute resolution process. It is possible that the ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the disputes through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that it has proposed.

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

                                      ***

     On June 3, 1999, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc. (together, "DIRECTV") in United States District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement (the "Agreement") with the NRTC. The Agreement provides the NRTC with exclusive distribution rights, in certain specified portions of the United States, to DIRECTV programming delivered over 27 of the 32 frequencies at the 101 degrees west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB over the other 5 frequencies at 101 degrees. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101 degrees. The NRTC's complaint seeks, in the alternative, the right to distribute former USSB programming on a non-exclusive basis. DIRECTV maintains that the NRTC's right under the Agreement is to market and sell the former USSB programming as its agent. DIRECTV intends to vigorously defend the NRTC claims. DIRECTV has also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the Agreement in connection with two issues: the term of the Agreement and the NRTC's right of first refusal. DIRECTV contends that the term of the Agreement is measured by the life of the DBS-1 satellite and that the term of the Agreement ends when either the fuel on board DBS-1 is depleted to less than 6% of the initial fuel mass or fewer than 8 transponders are capable of meeting performance specifications. The NRTC contends that the term of the Agreement is measured by some combination of the lives of DBS-1 and the other satellites at 101 degrees. Upon the expiration of DBS-1, the NRTC has a right of first refusal under the Agreement to distribute in its territories a 20-channel video service for which it will have to secure programming rights. The NRTC contends that the right of first refusal would permit it to continue its business as currently conducted. DIRECTV seeks a declaration that the NRTC's right of first refusal is limited to what is set forth in the Agreement. On August 26, 1999, the NRTC filed a second lawsuit against DIRECTV in which it alleges that DIRECTV has breached the agreement it has with NRTC. In this suit, NRTC is asking the court to require DIRECTV to pay to NRTC a proportionate share of the financial benefits DIRECTV derives from programming providers and certain other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims.

                                      ***

                        HUGHES ELECTRONICS CORPORATION

Other Matters (concluded)

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

                                      ***

     In October 1994, a California jury awarded a total of $89.5 million in damages against Hughes, which include $9.5 million of actual damages and punitive damages of $40 million to each of two former Hughes employees, Lane (race discrimination/retaliation) and Villalpando (retaliation), based on claims of mistreatment and denials of promotions. The trial court granted Hughes' motion to set aside the verdicts because of insufficient evidence. On January 6, 1997, the Court of Appeal reversed the trial court's decision to set aside the verdicts and reinstated the jury verdicts, but reduced the two $40 million punitive damage awards to $5 million and $2.83 million, resulting in an aggregate judgment of $17.33 million. Hughes' petition for review by the California Supreme Court was granted in November 1997. Hughes filed its opening brief in January 1998. This matter is now fully briefed, including amicus briefs on behalf of Hughes. The Supreme Court has not yet established a date for oral arguments.

                                      ***

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

Exhibit Number          Exhibit Name                                  Page No.
--------------    ------------------------------                      --------

   27             Financial Data Schedule (for SEC information only)

(b)  REPORTS ON FORM 8-K.

     None.


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


                                    HUGHES ELECTRONICS CORPORATION
                                    ------------------------------
                                             (Registrant)



                                    By
Date November 12, 1999              /s/ Roxanne S. Austin
----------------------              --------------------------------------------
                                    (Roxanne S. Austin, Chief Financial Officer)