Form 10-K405
period 1999-12-31
HUGHES ELECTRONICS CORP
filed 2000-03-10
CIK 944868

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004



                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  X        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 ---       EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

                                       OR

 --- TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from   _______________   to _____________


                         Commission file number 0-26035


                         HUGHES ELECTRONICS CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         STATE OF DELAWARE                                                       52-1106564
   (State or other jurisdiction of                                            (I.R.S. Employer
   incorporation or organization)                                            Identification No.)

                         200 North Sepulveda Boulevard
                         El Segundo, California 90245
                                (310) 662-9688
              (Address, including zip code, and telephone number,
       including area code, of registrants' principal executive office)


          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $1.00 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X .  No    .
                                              ----    ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

   As of December 31, 1999, there were outstanding 1,000 shares of the issuer's $1.00 par value common stock.

   The registrant has met the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

                        HUGHES ELECTRONICS CORPORATION

                                    PART I


ITEM 1. Business

General

  Hughes Electronics Corporation ("Hughes") (the "Company") (the "Registrant") is a wholly-owned subsidiary of General Motors Corporation. General Motors primarily engages in the automotive and satellite and wireless communications industries. General Motors also has financing and insurance operations and, to a lesser extent, engages in other industries.

  Hughes has been a pioneer in many aspects of the satellite and wireless communications industry, and its technologies have driven the creation of new services and markets and have established Hughes as a leader in each of the markets it serves. Hughes believes that its ability to identify, define and develop new markets early has provided it with a significant competitive advantage in building sustainable market leadership positions.

  In January 2000, Hughes announced a strategy designed to accelerate the growth of its services businesses. In connection with this new focus on its services businesses, Hughes recently entered into an agreement to sell its satellite systems manufacturing businesses to The Boeing Company ("Boeing") for $3.75 billion in cash. In addition, Hughes has realigned its marketing efforts to focus on its two major customer groups: consumers and business enterprises. Hughes believes this marketing realignment will enable it to obtain the full benefit of the synergies between its various business units and more effectively reach its customers.

  Hughes provides advanced communications services on a global basis. Hughes has developed a range of entertainment, information and communications services for the home and business markets, including video, data, voice, multimedia and Internet services. Hughes believes that these services provide the potential for higher value through higher margins and higher growth than Hughes' traditional manufacturing businesses. For the years ended December 31, 1999 and 1998, multi-channel entertainment services, satellite transponder leasing and other services revenues represented about $4.6 billion, or about 82%, of Hughes' total revenues and about $2.6 billion, or about 76%, of Hughes' total revenues, respectively. This represents about 72% year-over-year growth in service revenues. These figures exclude revenues attributable to Hughes' satellite systems manufacturing businesses.

  Hughes' businesses include:

 . DIRECTV, the world's leading digital multi-channel entertainment service, based on the number of subscribers. DIRECTV includes businesses in the United States and Latin America, and constitutes Hughes' Direct-to-Home Broadcast segment. In 1999, DIRECTV gained a record 1.6 million net new high power subscribers in the United States, representing a 39% growth rate over 1998. As of December 31, 1999, DIRECTV U.S. had over 8 million subscribers and average monthly revenue per high power subscriber of $58, the highest in the U.S. multi-channel entertainment industry. Record subscriber growth was also achieved in the Latin America DIRECTV businesses where total subscribers grew to 804,000 in 1999 from 484,000 in 1998, a 66% increase. Average monthly revenue per subscriber for the Latin America DIRECTV businesses was $36 at December 31, 1999.

 . PanAmSat, the owner and operator of the largest commercial satellite fleet in the world. PanAmSat, a publicly-held company of which Hughes owns 81%, constitutes Hughes' Satellite Services segment. PanAmSat owns and operates
   20 satellites that are capable of transmitting signals to geographic areas covering a substantial portion of the world's population. PanAmSat provides satellite capacity for the transmission of cable and broadcast television programming from the content source to the consumer distribution point (the consumer's home or cable operator). PanAmSat satellites have the capability to reach over 125 million cable households around the world and serve as transmission platforms for 6 direct-to-home services worldwide. In addition, PanAmSat provides satellite services to telecommunications carriers, corporations and Internet service providers for the provision of satellite-based communications networks, including private corporate networks employing very small aperture terminals and international access to the U.S. Internet backbone.

 . Broadband Services and Products, which includes Hughes Network Systems, a leading provider of satellite and wireless communications ground equipment and business communications services. Hughes Network Systems has more than a 50% share of the global market for very small aperture terminals or `` VSAT'' private business networks. Hughes Network Systems is also one of the two largest manufacturers of DIRECTV subscriber equipment having shipped over 2.1 million units in 1999. Hughes Network Systems is also leading the development of Spaceway, a satellite-based broadband communications platform that is expected to provide customers with high-speed, two-way data communications on a more cost-efficient basis than systems that are currently available. Spaceway is expected to launch service in North America in 2003 and currently is not a separately reported business segment.

                        HUGHES ELECTRONICS CORPORATION


  In addition, Hughes' business currently includes its satellite systems manufacturing businesses. Hughes Space and Communications, the largest component of Hughes' satellite systems manufacturing businesses, is the principal component of the discontinued operations caption in Hughes' financial statements because Hughes has agreed to sell Hughes Space and Communications and its related satellite systems manufacturing assets to Boeing. See Note 17 of the Notes to Financial Statements in Part II for further discussion.

Segment Reporting Data

  Operating segment and principal geographic area data for 1999, 1998 and 1997 are summarized in Note 19 of the Notes to Financial Statements in Part II.

                                 * * * * * * *

  The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2. Properties

  As of December 31, 1999, the Company, excluding its discontinued operations, had approximately 54 locations operating in 17 states and 43 cities in the United States and approximately 29 additional locations in 12 cities in approximately 11 countries outside the United States. At such date, Hughes owned approximately 1.3 million square feet of space and leased an additional
1.4 million square feet of space.

ITEM 3. Legal Proceedings

  (a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company became, or was, a party during the year ended December 31, 1999 or subsequent thereto, but before the filing of this report are summarized below:



  In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor as part of the Hughes restructuring transactions and the subsequent merger of that business with Raytheon Company, the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. These financial adjustments might require a cash payment from Raytheon to Hughes or vice versa.

  A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. Hughes and Raytheon are proceeding with the dispute resolution process. It is possible that the ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the disputes through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that Hughes has proposed.

                                      ***

                        HUGHES ELECTRONICS CORPORATION



  On June 3, 1999, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., which Hughes refers to together in this description as ``DIRECTV'', in the U.S. District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement with the NRTC. The DBS Distribution Agreement provides the NRTC with certain rights, in certain specified portions of the United States, with respect to DIRECTV programming delivered over 27 of the 32 frequencies at the 101 (degrees) west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by U.S. Satellite Broadcasting Company , Inc. ("USSB") over the other five frequencies at 101 (degrees). DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because, among other things, the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101 (degrees). The NRTC's complaint seeks, in the alternative, the right to distribute former USSB programming on a non-exclusive basis and the recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV maintains that the NRTC's right under the DBS Distribution Agreement is to market and sell the former USSB programming as its agent and the NRTC is not entitled to the claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV has also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the DBS Distribution Agreement.

  On August 26, 1999, the NRTC filed a second lawsuit against DIRECTV alleging that DIRECTV has breached the DBS Distribution Agreement. In this lawsuit, the NRTC is asking the court to require DIRECTV to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV derives from programming providers and other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims.

                                      ***

  Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., the two largest NRTC affiliates, filed an action on January 11, 2000 against DIRECTV in the U.S. District Court in Los Angeles. The plaintiffs allege, among other things, that DIRECTV has interfered with their contractual relationship with the NRTC. The plaintiffs plead that their rights and damages are derivative of the rights and claims asserted by the NRTC in its two cases against DIRECTV. The plaintiffs also allege that DIRECTV has interfered with their contractual relationships with manufacturers and distributors by preventing those parties from selling receiving equipment to the plaintiffs' dealers. DIRECTV denies that it has wrongfully interfered with any of the plaintiffs' business relationships and will vigorously defend the lawsuit.

                                      ***

  EchoStar Communications Corporation and others commenced an action in the U.S. District Court in Colorado on February 1, 2000 against DIRECTV, Hughes Network Systems and Thomson Consumer Electronics, Inc. seeking, among other things, injunctive relief and unspecified damages, including treble damages, in connection with allegations that the defendants have entered into agreements with retailers and program providers and engaged in other conduct that violates the antitrust laws and constitutes unfair competition. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised.

                                      ***

  General Electric Capital Corporation ("GECC") and DIRECTV, Inc. entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV is seeking damages from GECC in excess of $45 million. Hughes intends to vigorously contest GECC's allegations and pursue Hughes' own contractual rights and remedies. Pretrial discovery is completed. No specific trial date has been set, but a trial may be held in 2000.

                                      ***

                        HUGHES ELECTRONICS CORPORATION



  There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. If Hughes were to enter into a settlement of this matter prior to the closing of the Boeing transaction that involves a debarment from sales to the U.S. government or a material suspension of Hughes' export licenses or other material limitation on projected business activities of the satellite systems manufacturing businesses, Boeing would not be obligated to complete the purchase of Hughes' satellite systems manufacturing businesses. Hughes does not expect the grand jury investigation or State Department review to result in a material adverse effect upon its businesses. However, there can be no assurance as to such a favorable outcome.
                                      ***

  In November 1996, Personalized Media Communications, Inc. ("PMC") brought an International Trade Commission proceeding against DIRECTV, USSB, Hughes Network Systems and other manufacturers of receivers for the DIRECTV system to prevent importation of certain receivers manufactured in Mexico, alleging infringement of one of its patents. During 1997, the International Trade Commission held for DIRECTV and other respondents on all claims at issue, finding each to be invalid. PMC appealed these adverse rulings to the Court of Appeals for the Federal Circuit. During 1998, the Court of Appeals affirmed the lower court's holdings as to three of the claims, and remanded to the International Trade Commission for further deliberation on a remaining claim. PMC then moved for dismissal of the proceeding, which was granted, terminating the action. Also in 1996, PMC filed a related action in the U.S. District Court for the Northern District of California. This case has been stayed pending outcome of the International Trade Commission proceeding. The complaint alleges infringement and willful infringement of three PMC patents, and seeks unspecified damages, trebling of damages, an injunction and attorneys' fees. Hughes denies that it engaged in acts of infringement of the asserted patents and intends to vigorously contest these claims.

                                      ***


  In October 1994, a California jury awarded a total of approximately $90 million in damages against Hughes, which include approximately $10 million of actual damages and punitive damages of $40 million to each of two former Hughes employees, Lane (race discrimination/retaliation) and Villalpando (retaliation), based on claims of mistreatment and denials of promotions. The trial court granted Hughes' motion to set aside the verdicts because of insufficient evidence and ordered a new trial of the matter. On January 6, 1997, the Court of Appeal reversed the trial court's decision that had set aside the verdicts and ordered a new trial. The Court of Appeal also reinstated the jury verdicts, while reducing the two $40 million punitive damage awards to $5 million and approximately $3 million, resulting in an aggregate judgment of approximately $17 million. Hughes' petition for review by the California Supreme Court was granted in November 1997. On March 6, 2000, the California Supreme Court reversed the judgment of the Court of Appeal, remanding the case with instructions to set aside the verdicts as to actual and punitive damages and affirming the order of the trial court to proceed with a new trial.

                                      ***


  Hughes is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. Hughes has an environmental management structure designed to facilitate and support its compliance with these requirements. Hughes cannot provide assurance, however, that Hughes is at all times in complete compliance with all such requirements. Although Hughes has made and will continue to make capital and other expenditures to comply with environmental requirements, Hughes does not expect capital or other expenditures for environmental compliance to be material in 2000 and 2001. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, Hughes cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on Hughes' business.

                        HUGHES ELECTRONICS CORPORATION



  Hughes is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at facilities it formerly owned or operated or currently owns or operates or to which it sent hazardous wastes for treatment or disposal. Hughes is aware of contamination at certain of its sites. In addition, Hughes has been named as a potentially responsible party at several Superfund sites. Although Hughes believes its reserve is adequate to cover environmental investigation and cleanup, Hughes cannot provide assurance that Hughes' environmental cleanup costs and liabilities will not exceed the current amount of its reserve.


                                      ***

                        HUGHES ELECTRONICS CORPORATION

                                    PART II

ITEM 4.  Submission of Matters to a Vote of Security Holders

   None.

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  All of the Company's common stock and preferred stock are owned by General Motors. Accordingly, there is no public trading market for Hughes' common or preferred equity. Dividends on the common stock will be paid when and if declared by General Motors' Board of Directors. At present, the Company has no plans to pay a dividend on the common stock. Dividends on the preferred stock are payable to General Motors at an annual rate of 6.25%.

  None of Hughes' common and preferred stock is subject to outstanding options or warrants to purchase common or preferred stock. There are no securities convertible into Hughes' common or preferred stock. None of the Company's common and preferred stock currently can be sold under Rule 144. The Company is not currently publicly offering any of its common and preferred stock. See Notes 15 and 16 of the Notes to Financial Statements in Part II for further discussion.

                        HUGHES ELECTRONICS CORPORATION


ITEM 6.  Selected Financial Data

                                                                         Years Ended December 31,
                                                       ------------------------------------------------------------
                                                          1999         1998         1997        1996        1995
                                                       ----------   ----------   ----------   ---------   ---------
                                                                          (Dollars in Millions)
Statement of Operations Data:
Total revenues                                         $ 5,560.3    $ 3,480.6    $ 2,838.3    $2,058.3    $1,554.0
Total operating costs and expenses                       5,988.3      3,526.8      2,794.8     2,109.2     1,573.6
                                                       ---------    ---------    ---------    --------    --------
Operating profit (loss)                                $  (428.0)   $   (46.2)   $    43.5    $  (50.9)   $  (19.6)
                                                       =========    =========    =========    ========    ========
Income (loss) from continuing operations before
 extraordinary item and cumulative effect of
 accounting change                                     $  (391.1)   $    63.5    $   236.9    $   13.1    $  (29.9)
Income from discontinued operations, net
 of taxes                                                   99.8        196.4        170.6       149.4        36.1
Gain on sale of discontinued operations, net of
 taxes                                                         -            -         62.8           -           -
Extraordinary item, net of taxes                               -            -        (20.6)          -           -
Cumulative effect of accounting change, net of
 taxes                                                         -         (9.2)           -           -           -
                                                       ---------    ---------    ---------    --------    --------
Net income (loss)                                         (291.3)       250.7        449.7       162.5         6.2
Adjustments to exclude the effect of GM purchase
 accounting adjustments                                     21.0         21.0         21.0        21.0        21.0
Preferred stock dividends                                  (50.9)           -            -           -           -
                                                       ---------    ---------    ---------    --------    --------

Earnings (Loss) Used for Computation of Available
 Separate Consolidated Net Income (Loss)               $  (321.2)   $   271.7    $   470.7    $  183.5    $   27.2
                                                       =========    =========    =========    ========    ========


Balance Sheet Data:
Cash and cash equivalents                              $   238.2    $ 1,342.0    $ 2,783.7    $    6.2    $    6.9
Total current assets                                     3,858.0      4,075.2      5,179.1     1,658.4     1,619.8
Total assets                                            18,597.0     12,617.4     12,141.5     3,861.3     3,512.7
Total current liabilities                                2,642.1      1,346.0      1,007.4       691.9       477.9
Long-term debt                                           1,586.0        778.7        637.6           -           -
Minority interests                                         544.3        481.7        607.8        12.3           -
Owner's equity                                          11,681.3      8,412.2      8,340.2     2,491.6     2,608.9

Other Data:
EBITDA(1)                                              $   222.7    $   341.7    $   303.8    $  112.6    $  130.0
Depreciation and amortization                              650.7        387.9        260.3       163.5       149.6
Capital expenditures                                     1,665.3      1,328.8        712.7       361.6       389.1
-------
(1) EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization)
    is the sum of operating profit (loss) and depreciation and amortization.

                        HUGHES ELECTRONICS CORPORATION

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



                       CONDENSED STATEMENT OF OPERATIONS

                                                           Years Ended December 31,
                                                       ---------------------------------
                                                         1999        1998        1997
                                                       ---------   ---------   ---------
                                                             (Dollars in Millions)
Statement of Operations Data:
Total revenues                                         $5,560.3    $3,480.6    $2,838.3
Total operating costs and expenses                      5,988.3     3,526.8     2,794.8
                                                       --------    --------    --------
Operating profit (loss)                                  (428.0)      (46.2)       43.5
Other income (expense), net                              (232.0)      (57.0)      330.6
Income tax provision (benefit)                           (236.9)     (142.3)      162.0
Minority interests in net losses of subsidiaries           32.0        24.4        24.8
                                                       --------    --------    --------
Income (loss) from continuing operations before
 extraordinary item and cumulative effect of
 accounting change                                       (391.1)       63.5       236.9
Income from discontinued operations, net
 of taxes                                                  99.8       196.4       170.6
Gain on sale of discontinued operations, net of
 taxes                                                        -           -        62.8
Extraordinary item, net of taxes                              -           -       (20.6)
Cumulative effect of account change, net of taxes             -        (9.2)          -
                                                       --------    --------    --------
Net income (loss)                                        (291.3)      250.7       449.7
Adjustments to exclude the effect of GM purchase
 accounting adjustments                                    21.0        21.0        21.0
Preferred stock dividends                                 (50.9)          -           -
                                                       --------    --------    --------
Earnings (Loss) Used for Computation of Available
 Separate Consolidated Net Income (Loss)               $ (321.2)   $  271.7    $  470.7
                                                       ========    ========    ========


                        HUGHES ELECTRONICS CORPORATION

                             SELECTED SEGMENT DATA


                                         Years Ended December 31,
                                   ------------------------------------
                                      1999         1998         1997
                                   ----------   ----------   ----------
                                          (Dollars in Millions)

Direct-To-Home Broadcast
Total Revenues                     $ 3,785.0    $ 1,816.1    $ 1,276.9
Operating Loss                        (292.1)      (228.1)      (254.6)
EBITDA (1)                              19.9       (125.8)      (168.5)
EBITDA Margin (1)                        0.5%         N/A          N/A
Depreciation and Amortization      $   312.0    $   102.3    $    86.1
Segment Assets                       9,056.6      2,190.4      1,408.7
Capital Expenditures (2)               516.9        230.8        105.6

Satellite Services
Total Revenues                     $   810.6    $   767.3    $   629.9
Operating Profit                       338.3        318.3        292.9
Operating Profit Margin                 41.7%        41.5%        46.5%
EBITDA (1)                         $   618.8    $   553.3    $   438.1
EBITDA Margin (1)                       76.3%        72.1%        69.6%
Depreciation and Amortization      $   280.5    $   235.0    $   145.2
Segment Assets                       5,984.7      5,890.5      5,682.4
Capital Expenditures (3)               956.4        921.7        625.7

Network Systems
Total Revenues                     $ 1,384.7    $ 1,076.7    $ 1,011.3
Operating Profit (Loss)               (227.3)        10.9         74.1
Operating Profit Margin                  N/A          1.0%         7.3%
EBITDA (1)                         $  (178.1)   $    52.6    $   106.1
EBITDA Margin (1)                        N/A          4.9%        10.5%
Depreciation and Amortization      $    49.2    $    41.7    $    32.0
Segment Assets                       1,167.3      1,299.0      1,215.6
Capital Expenditures                    35.0         40.0         43.1

Eliminations and Other
Total Revenues                     $  (420.0)   $  (179.5)   $   (79.8)
Operating Loss                        (246.9)      (147.3)       (68.9)
EBITDA (1)                            (237.9)      (138.4)       (71.9)
Depreciation and Amortization            9.0          8.9         (3.0)
Segment Assets                       2,388.4      3,237.5      3,834.8
Capital Expenditures                   157.0        136.3        (61.7)

Total
Total Revenues                     $ 5,560.3    $ 3,480.6    $ 2,838.3
Operating Profit (Loss)               (428.0)       (46.2)        43.5
EBITDA (1)                             222.7        341.7        303.8
EBITDA Margin (1)                        4.0%         9.8%        10.7%
Depreciation and Amortization      $   650.7    $   387.9    $   260.3
Total Assets                        18,597.0     12,617.4     12,141.5
Capital Expenditures                 1,665.3      1,328.8        712.7

Certain prior period amounts have been reclassified to conform with the 1999 classifications.
(1) EBITDA (Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization) is the sum of operating profit (loss) and depreciation and amortization. EBITDA margin is calculated by dividing EBITDA by total revenues.
(2) Includes expenditures related to satellites amounting to $136.0 million in 1999 and $70.2 million in 1998.

(3) Includes expenditures related to satellites amounting to $532.8 million, $726.3 million and $606.1 million, respectively. Also included in the 1999 and 1998 amounts are $369.5 million and $155.5 million, respectively, related to the early buy-out of satellite sale-leasebacks.

  This Annual Report may contain certain statements that Hughes believes are, or may be considered to be, "forward-looking statements," within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal important risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, ability to obtain export licenses, competition, ability to achieve cost reductions, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, ability of customers to obtain financing and Hughes' ability to access capital to maintain its financial flexibility. Additionally, Hughes and its 81% owned subsidiary, PanAmSat Corporation ("PanAmSat"), have experienced satellite anomalies in the past and may experience satellite anomalies in the future that could lead to the loss or reduced capacity of such satellites that could materially affect Hughes' operations. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

Business Overview

  The continuing operations of Hughes are comprised of the following segments:
Direct-To-Home Broadcast, Satellite Services and Network Systems. The discontinued operations of Hughes consist of its satellite systems manufacturing businesses, which in January 2000, Hughes agreed to sell to The Boeing Company. Also included in discontinued operations for 1997 is the Avicom in-flight entertainment business, which was sold to Rockwell Collins, Inc. in December
1997.   These transactions are discussed more fully below in "Liquidity and
Capital Resources - Acquisitions, Investments and Divestitures."

  Hughes' financial information does not include the business of Delco Electronics Corporation ("Delco") or Hughes' defense electronics business. These businesses were divested as part of Hughes' recapitalization in December 1997, as more fully discussed in Note 1 to the financial statements.

  The Direct-To-Home Broadcast segment consists primarily of the United States and Latin America DIRECTV businesses, which provide digital multi-channel entertainment. The DIRECTV U.S. operations grew significantly during 1999 with Hughes' acquisition of the 2.3 million subscriber direct broadcast satellite medium-power business of PRIMESTAR in April 1999 and Hughes' acquisition of United States Satellite Broadcasting ("USSB"), a provider of premium subscription programming services, in May 1999. DIRECTV intends to continue to operate the medium-power PRIMESTAR business, PRIMESTAR by DIRECTV, through the end of 2000. During such time, the medium-power subscribers will continue to be offered the opportunity to transition to the high-power DIRECTV service. The USSB acquisition provided DIRECTV with 25 channels of video programming, including premium networks such as HBO, Showtime, Cinemax and The Movie Channel, which are now being offered to DIRECTV's subscribers. The results of operations for PRIMESTAR and USSB have been included in Hughes' financial information since their dates of acquisition. See Note 17 to the financial statements and "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures," below, for further discussion of these transactions.

  In addition, DIRECTV U.S. launched local broadcast network services in the fourth quarter of 1999. Currently, DIRECTV is providing major local broadcast networks to 23 U.S. markets and plans to increase these markets to at least 25 in the first half of 2000. DIRECTV U.S. also launched foreign language programming in seven U.S. cities through its DIRECTV Para Todos /TM/ service, which currently provides programming packages with up to 21 Spanish special interest channels combined with up to 77 English channels. DIRECTV expects to expand the DIRECTV Para Todos service nationwide in the first half of 2000 and to expand its programming in other languages. The launch of these services did not materially affect revenues in 1999, but is expected to result in increased revenues in 2000 and thereafter.

  The Latin America DIRECTV businesses are comprised of Galaxy Latin America, LLC ("GLA"), Hughes' 78% owned subsidiary that provides DIRECTV services to 27 countries in Latin America and the Caribbean Basin; SurFin Ltd. ("SurFin"), a company 75% owned by Hughes, that provides financing of subscriber receiver equipment to certain GLA operating companies; Grupo Galaxy Mexicana, S.R.L. de C.V. ("GGM"), the exclusive distributor of DIRECTV in Mexico which was acquired in February 1999; and Galaxy Brasil, Ltda. ("GLB"), the exclusive distributor of DIRECTV in Brazil, which was acquired in July

                        HUGHES ELECTRONICS CORPORATION

1999. The results of operations for SurFin, GGM, and GLB have been included in Hughes' financial information since their dates of acquisition. See Note 17 to the financial statements and "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures," below, for further discussion of these transactions.

  Also included as part of the non-operating results of the Direct-To-Home Broadcast segment is DIRECTV Japan, a company 42.2% owned by Hughes that provides DIRECTV services in Japan. On March 1, 2000, Hughes announced that DIRECTV Japan's operations would be discontinued and that its subscribers would migrate to SkyPerfecTV, a company in Japan providing direct-to-home satellite broadcasting. In connection with this transaction, Hughes will receive an ownership interest in SkyPerfecTV. See "Liquidity and Capital Resources-Acquisitions, Investments and Divestitures," below, for further discussion.

  In June 1999, Hughes announced a new strategic alliance with AOL to develop and market digital entertainment and Internet services nationwide. This alliance is expected to accelerate subscriber growth and revenue per subscriber for DIRECTV, DirecPC(R) and eventually the new broadband services to be delivered via Spaceway(TM). As part of this alliance, Hughes and AOL plan to introduce two new enhanced TV and Internet-based interactive services in 2000. The first is a combination television receiver that will allow the consumer not only to receive DIRECTV's extensive programming, but also to access "AOL TV," a new service that will bring AOL's extensive interactive and Internet content to the consumer's television. The second is a high-speed Internet service called "AOL Plus via DirecPC" that will be delivered using Hughes Network Systems' DirecPC satellite network. Additionally, Hughes and AOL also plan to jointly develop new services and content for DIRECTV.

  The Satellite Services segment consists of PanAmSat, Hughes' 81% owned subsidiary. PanAmSat provides satellite services to its customers primarily through long-term operating lease contracts for the full or partial use of satellite transponder capacity. In May 1997, Hughes and PanAmSat Corporation merged their respective satellite service operations into a new publicly-held company, which retained the name PanAmSat Corporation. As a result of this merger, Hughes obtained a 71.5% ownership interest in PanAmSat. Since the date of the merger, Hughes has included PanAmSat's results of operations in its financial information. In May 1998, Hughes purchased an additional 9.5% interest in PanAmSat, increasing Hughes' ownership to 81%. See Note 17 to the financial statements and the "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures" section, below, for further discussion of these transactions.

  The Network Systems segment consists of Hughes Network Systems ("HNS"), a manufacturer of DIRECTV receiver equipment and provider of satellite and wireless communications ground equipment and business communications services. In December 1999, HNS recorded a pre-tax non-operating gain of approximately $39.4 million resulting from the sale of securities of its 56.1% owned subsidiary, Hughes Software Systems Private Limited ("HSS"), in conjunction with HSS' initial public offering in India. In January 2000, Hughes announced the discontinuation of its mobile cellular and narrowband local loop product lines at HNS. As a result of this decision, HNS recorded a fourth quarter 1999 pre-tax charge to continuing operations of $272.1 million. The charge represents the write-off of receivables and inventories, licenses, software and equipment with no alternative use.

  The Network Systems segment was also affected in February 1999 by a notification received by Hughes from the Department of Commerce that it intended to deny a U.S. government export license that Hughes was required to obtain in connection with its contract with Asia-Pacific Mobile Telecommunications Satellite Pte. Ltd. ("APMT") for the provision of a satellite-based mobile telecommunications system. As a result, APMT and Hughes terminated the contract on April 9, 1999, resulting in a pre-tax charge to Hughes' earnings of $92.0 million in the first quarter of 1999. Of the $92.0 million charge, $11.0 million was attributable to the Network Systems segment and the remainder to Hughes Space and Communications which is included in discontinued operations. The charge represented the write-off of receivables and inventory, with no alternative use, related to the contract.



Satellite Fleet

  At December 31, 1999, Hughes had a fleet of 25 satellites, five owned by DIRECTV and 20 owned and operated by PanAmSat. The satellite fleet was expanded in the fourth quarter of 1999 with the launch of DTV-1R and Galaxy-XI. DTV-1R was placed into service at DIRECTV's 101 degree west longitude orbital slot and an existing satellite, DBS-1, was moved to DIRECTV's 110 degree west longitude orbital slot. The DTV-1R satellite adds additional capacity for DIRECTV U.S.' basic programming and local network channels. Galaxy-XI will become an integral component of PanAmSat's Galaxy cable neighborhood and is expected to be operational in the first half of 2000.

  PanAmSat expects to add additional satellites as part of its comprehensive satellite expansion and restoration plan adopted in 1998. The additional satellites are intended to meet the expected demand for additional satellite capacity, replace capacity affected by satellite anomalies, and provide added backup to existing capacity. In connection with this plan, two satellites were successfully launched, Galaxy-XI in 1999 and Galaxy-XR in January 2000. In addition, five satellites are now under construction for PanAmSat by Hughes Space and Communications. PanAmSat expects to launch four of these satellites in 2000 and one in 2001.

  In the third quarter of 2000, DIRECTV U.S. expects to launch DIRECTV 5, which will replace the DIRECTV 4 satellite located at 119 degree west longitude. DIRECTV U.S. has also contracted with Hughes

                        HUGHES ELECTRONICS CORPORATION

Space and Communications to build DIRECTV 4S, a high-powered spot-beam satellite that will provide additional capacity for new local channel service or other new services beginning in 2002.

  On March 17, 1999, Hughes announced its intention to make an initial investment of $1.4 billion in the Spaceway satellite system. The Spaceway system, when completed, will provide high-speed, two-way communications of video, voice and data directly to companies and individual consumers. Hughes expects that this initial investment will allow it to construct three high-powered satellites to provide broadband network services ``on demand'' for video-conferencing, data transfer and other purposes in North America by 2003. Hughes is currently assessing the possibility of providing Spaceway services to most of the world using high-orbit satellites as well as complementary services from a low-orbit system. These subsequent phases would require significant additional investment.

  Hughes' in-orbit satellites are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of Hughes' businesses. With respect to both in-orbit and launch problems, insurance carried by PanAmSat and Hughes does not compensate for business interruption or loss of future revenues or customers. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by these anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers.

Results of Operations

1999 compared to 1998

Overall

  Revenues. Revenues increased 59.8% to $5,560.3 million in 1999 from $3,480.6 million in 1998. The Direct-To-Home Broadcast segment was the primary contributor to the growth in revenues resulting from record subscriber growth in both the U.S. and Latin America DIRECTV businesses and from additional revenues for the U.S. DIRECTV businesses from the PRIMESTAR and USSB acquisitions. Also contributing to the growth in revenues were increased sales of DIRECTV receiver equipment at the Network Systems segment.

  Operating Costs and Expenses. Operating costs and expenses grew to $5,988.3 million in 1999 from $3,526.8 million in 1998. Broadcast programming and other costs increased $863.7 million during 1999 due primarily to the added costs for the PRIMESTAR by DIRECTV and premium channel services. Cost of products sold increased $348.0 million in 1999 from 1998 due to the increased sales of DIRECTV receiver equipment discussed above and the write-off of $91.5 million of inventory associated with the discontinued wireless product lines at the Network Systems segment. Selling, general and administrative expenses increased by $987.0 million due primarily to increased costs at the Direct-To-Home Broadcast segment for subscriber acquisition costs and added costs for the PRIMESTAR by DIRECTV business and a charge of $180.6 million at the Network Systems segment resulting from the write-off of receivables, licenses and equipment associated with the discontinued wireless product lines. Depreciation and amortization increased $262.8 million in 1999 over 1998 due primarily to added goodwill, intangibles and property, plant and equipment resulting from the acquisitions discussed above, and additions to PanAmSat's satellite fleet.

  EBITDA. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles. However, Hughes believes EBITDA is a meaningful measure of Hughes' performance and that of its business units. EBITDA is a performance measurement commonly used by other communications, entertainment and media service providers and therefore can be used to analyze and compare Hughes' financial performance to that of its competitors. EBITDA is also a measurement used for certain of Hughes' debt covenants and is used by rating agencies in determining credit ratings. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues.

  EBITDA declined to $222.7 million in 1999 from $341.7 million in 1998. The decline was attributable to charges incurred at the Network Systems segment which included the $272.1 million charge related to the discontinued wireless product lines and the $11.0 million write-off related to the termination of the APMT contract. These declines were offset by an increase in EBITDA of $145.7 million at the Direct-To-Home Broadcast segment and $65.5 million at the Satellite Services segment.

  Operating Loss. Hughes' operating loss was $428.0 million in 1999, compared to $46.2 million in 1998. The increased operating loss resulted from the decrease in EBITDA, discussed above, and higher

                        HUGHES ELECTRONICS CORPORATION

depreciation and amortization at the Direct-To-Home Broadcast segment resulting primarily from goodwill from recent acquisitions.

  Interest Income and Expense. Interest income declined to $27.0 million in 1999 compared to $112.3 million in 1998. This change resulted from a decline in cash and cash equivalents. Interest expense increased to $122.7 million in 1999 from $17.5 million in 1998. The increase in interest expense resulted from an increase in debt and interest associated with liabilities for above-market programming contracts assumed in the acquisitions of PRIMESTAR and USSB. The changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."

  Other, Net. Other, net declined to a net expense of $136.3 million in 1999 from a net expense of $151.8 million in 1998. Other, net for 1999 included losses from equity method investments of $189.2 million of which $134.9 million related to DIRECTV Japan, offset by the gain of $39.4 million from the sale of securities in the HSS initial public offering and other miscellaneous items. Other, net for 1998 included losses from equity method investments of $128.3 million, of which $83.2 million related to DIRECTV Japan, and a provision of $34.5 million for estimated losses associated with the bankruptcy filings of two Network Systems segment customers. These losses were offset by the gains on the sale of property and investments of about $15.0 million.

  Income Taxes. Hughes recognized an income tax benefit of $236.9 million in 1999 compared to $142.3 million in 1998. The higher tax benefit in 1999 resulted primarily from higher losses from continuing operations. The income tax benefit in 1998 included a favorable adjustment relating to an agreement with the Internal Revenue Service regarding the treatment of research and experimentation credits for the years 1983 through 1995.

  Income (Loss) From Continuing Operations. Hughes reported a loss from continuing operations in 1999 of $391.1 million compared with 1998 income from continuing operations of $63.5 million.

  Discontinued Operations. Revenues for the satellite systems manufacturing businesses decreased to $2,240.7 million for 1999 from revenues of $2,820.4 million for 1998. Revenues, excluding intercompany transactions, were $1,780.4 million for 1999 and $2,483.3 million for 1998. The decrease in revenues was principally due to contract revenue adjustments and delayed revenue recognition that resulted from increased development costs and schedule delays on several new product lines and decreased activity associated with the contract with ICO Global Communications (Operations) Ltd.

  The satellite systems manufacturing businesses reported an operating loss of $0.6 million for 1999 compared to operating profit of $286.3 million for 1998. The reported operating loss, excluding intercompany transactions, amounted to $10.4 million for 1999 compared to operating profit of $295.3 million for 1998. The 1999 operating loss included a pre-tax charge of $125.0 million that resulted from increased development costs and schedule delays on several new product lines, a one-time pre-tax charge of $81.0 million resulting from the termination of the APMT contract and decreased activity associated with a contract with ICO Global Communications (Operations) Ltd.

  Hughes had maintained a lawsuit against the U.S. government since September 1973 regarding the U.S. government's infringement and use of a Hughes patent covering `` Velocity Control and Orientation of a Spin Stabilized Body,'' principally satellites (the `` Williams patent''). On April 7, 1998, the U.S. Court of Appeals for the Federal Circuit reaffirmed earlier decisions in the Williams patent case, including an award of $114.0 million in damages, plus interest. In March 1999, Hughes received a payment from the U.S. government as a final settlement of the suit and as a result, recognized as income from discontinued operations a pre-tax gain of $154.6 million.

  Accounting Changes. In 1998, Hughes adopted American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Statement of Position 98-5 requires that all start-up costs previously capitalized be written off and recognized as a cumulative effect of accounting change, net of taxes, as of the beginning of the year of adoption. On a prospective basis, these types of costs are required to be expensed as incurred. The unfavorable cumulative effect of this accounting change at January 1, 1998 was $9.2 million after-tax.

Direct-To-Home Broadcast Segment

  Revenues for the Direct-To-Home Broadcast segment more than doubled to $3,785.0 million in 1999 from $1,816.1 million in 1998. Operating losses grew to $292.1 million in 1999 from $228.1 million in 1998 while EBITDA increased to $19.9 million in 1999 from negative $125.8 million in 1998.

  United States. The DIRECTV U.S. businesses reported revenues of $3,404.6 million in 1999, more than twice the reported revenues of $1,604.1 million in 1998. The increase in revenues resulted from an increase in subscribers for the high-power business and added revenues from PRIMESTAR by DIRECTV and premium channel services. Subscribers for the high-power DIRECTV business increased by
2.2 million subscribers (1.6 million excluding PRIMESTAR conversions and incremental subscribers from USSB) during 1999 to 6.7 million subscribers at the end of 1999. Including PRIMESTAR by DIRECTV subscribers there were over 8 million subscribers at the end of 1999. Average monthly revenue per subscriber for the high-power business increased to $58 for 1999 from $46 for 1998. This increase resulted primarily from the addition of the premium channel services in April of 1999.

                        HUGHES ELECTRONICS CORPORATION

  EBITDA for 1999 was $151.2 million in 1999 compared to negative $17.9 million in 1998. The change in EBITDA resulted from the increased revenues that were partially offset by increased subscriber acquisition costs and added operating costs from the PRIMESTAR by DIRECTV and premium channel services. The DIRECTV U.S. businesses reported an operating loss of $97.9 million in 1999 compared to $100.0 million in 1998. The decreased operating loss resulted from increased EBITDA which was generally offset by increased depreciation and amortization that resulted from the PRIMESTAR and USSB acquisitions.

  Latin America. Revenues for the Latin America DIRECTV businesses increased 82.3% to $315.3 million in 1999 from $173.0 million in 1998. The increase in revenues reflects an increase in subscribers and the consolidation of the GGM, GLB and SurFin businesses. Subscribers grew to 804,000 at the end of 1999 from 484,000 at the end of 1998. Average revenue per subscriber decreased to $36 in 1999 from $41 in 1998. The decline in average revenue per subscriber resulted from currency devaluations in Brazil.

  EBITDA was negative $105.6 million in 1999 compared to negative $93.0 million in 1998. The change in EBITDA resulted primarily from additional losses from the consolidation of GGM and GLB. The Latin America DIRECTV businesses incurred an operating loss of $168.4 million in 1999 compared to $113.2 million in 1998. The increased operating loss resulted from the decline in EBITDA and higher depreciation and amortization that resulted from the GGM, GLB and SurFin transactions.

Satellite Services Segment

  Revenues increased for the Satellite Services segment by $43.3 million to $810.6 million in 1999 from $767.3 million in 1998. This increase was primarily due to increased operating lease revenues, partially offset by a decrease in sales and sales-type lease revenues. Operating lease revenues, which reflect long-term satellite service agreements from which PanAmSat derives revenues over the duration of the contract, were 97% of total 1999 revenues and increased by 6.9% to $787.5 million from $736.7 million in 1998. Total sales and sales-type lease revenues were $23.1 million for 1999 compared to $30.6 million for 1998.

  EBITDA was $618.8 million compared to $553.3 million in 1998. The increase was principally due to higher revenue that resulted from the commencement of new service agreements on additional satellites placed into service in 1999 and lower leaseback expense resulting from the exercise of certain early buy-out opportunities under sale-leaseback agreements during 1999. Operating profit was $338.3 million in 1999, an increase of $20.0 million over 1998. The increase resulted from the higher EBITDA in 1999 offset by increased depreciation expense resulting from increased capital from additions to the satellite fleet.

  Backlog for the Satellite Services segment, which consists primarily of operating leases on satellite transponders, was $4,856.3 million in 1999 compared to $4,461.9 million in 1998.

Network Systems Segment

  Revenues for the Network Systems segment increased 28.6% to $1,384.7 million in 1999 from $1,076.7 million in 1998. The higher revenues resulted from greater shipments of DIRECTV receiver equipment. Shipments of DIRECTV receiver equipment totaled about 2.1 million units in 1999 compared to about 0.7 million units in 1998.

  The Network Systems segment reported negative EBITDA of $178.1 million in 1999 compared to EBITDA of $52.6 million in 1998. The Network Systems segment incurred an operating loss of $227.3 million in 1999 compared to operating profit of $10.9 million in 1998. The decline in EBITDA and operating profit resulted from the $272.1 million charge related to the discontinuation of the wireless product lines, offset in part by the increased sales of DIRECTV receiver equipment.

  Backlog for the Network Systems segment, which consists primarily of private business networks and satellite-based mobile telephony equipment orders, was $996.0 million in 1999 compared to $1,333.4 million in 1998.

Eliminations and Other

  The elimination of revenues increased to $420.0 million in 1999 from $179.5 million in 1998 due primarily to increased manufacturing subsidies received by the Network Systems segment from the DIRECTV businesses which resulted from the increased DIRECTV receiver equipment shipments.

  Operating losses for "elimination and other" increased to $246.9 million in 1999 from $147.3 million in 1998. The increase was primarily due to increases in eliminations of intercompany profit and corporate expenditures. The increased intercompany profit elimination resulted from the increased intercompany sales noted above and increased corporate expenditures resulted primarily from higher pension and other employee costs.

1998 compared to 1997

Overall

                        HUGHES ELECTRONICS CORPORATION

  Revenues. Revenues in 1998 increased 22.6% to $3,480.6 million compared with $2,838.3 million in 1997. Each of Hughes' business segments contributed to the growth in revenue, which included continued strong subscriber growth in the Direct-to-Home Broadcast segment, the effect of the PanAmSat merger and increased operating lease revenues for video, data and Internet-related services in the Satellite Services segment and increased sales of DIRECTV receiver equipment in the Network Systems segment.

  Operating Costs and Expenses. Operating costs and expenses increased to $3,526.8 million in 1998 from $2,794.8 million in 1997. Broadcast programming and other costs increased $299.1 million during 1998 due to increased programming costs at the Direct-To-Home Broadcast segment and the effects of a full year of costs from PanAmSat. The increase in costs of products sold of $68.2 million during 1998 resulted primarily from the costs related to the increased shipments of DIRECTV receiver equipment. Selling, general and administrative expenses increased $237.1 million in 1998 due primarily to increased marketing and subscriber acquisition costs in the Direct-to-Home Broadcast segment and increased expenditures to support the growth in the remaining business segments. The increase in depreciation and amortization expense of $127.6 million in 1998 resulted from increased goodwill amortization related to the PanAmSat transactions and increased capital expenditures in the Direct-to-Home Broadcast and Satellite Services segments.

  EBITDA increased slightly during 1998 to $341.7 million from $303.8 million in 1997. The increase in EBITDA resulted from the full year effects of PanAmSat and improved EBITDA at DIRECTV U.S. These EBITDA improvements were offset by higher corporate expenses, primarily related to pension and other employee costs, and a decline in EBITDA in 1998 at the Network Systems segment due principally to lower sales of wireless telephone systems and private business networks in the Asia-Pacific region and provisions for estimated losses associated with uncollectible amounts due from certain wireless customers.

  Operating Profit (Loss). Hughes incurred an operating loss of $46.2 million in 1998 compared with operating profit of $43.5 million in 1997. This decline resulted from increased goodwill amortization, resulting primarily from the PanAmSat transactions, which more than offset the improvement in EBITDA.

  Interest Income and Expense. Interest income increased to $112.3 million in 1998 compared to $33.0 million in 1997, due primarily to higher cash balances resulting from the recapitalization of Hughes. Interest expense decreased $73.5 million to $17.5 million in 1998 versus $91.0 million in 1997 resulting from the repayment of debt, arising from the PanAmSat merger, at the end of 1997.

  Other, net. Other, net for 1998 relates primarily to losses from unconsolidated subsidiaries of $128.3 million, attributable principally to equity investments, including American Mobile Satellite Corporation and DIRECTV Japan, and a provision for estimated losses associated with bankruptcy filings by two customers of the Network Systems segment. Other, net for 1997 includes a $489.7 million pre-tax gain recognized in connection with the May 1997 PanAmSat merger offset by losses from unconsolidated subsidiaries of $72.2 million.

  Income Taxes. Hughes recorded a tax benefit of $142.3 million in 1998 compared to a tax provision of $162.0 million in 1997. Income taxes in 1998 benefited from the favorable adjustment relating to a fourth quarter 1998 agreement with the Internal Revenue Service regarding the treatment of research and experimentation costs for the years 1983 through 1995 and also reflect the tax benefit recorded for the losses incurred from continuing operations.

  Income (Loss) From Continuing Operations. Income from continuing operations was $63.5 million in 1998 compared with $236.9 million in 1997.

  Discontinued Operations and Extraordinary Item. On December 15, 1997, Hughes Avicom International, Inc. was sold to Rockwell Collins, Inc., resulting in an after-tax gain of $62.8 million. Hughes recorded an extraordinary after-tax charge of $20.6 million in 1997 related to the refinancing of PanAmSat's debt. For additional information see Note 8 to the financial statements.

  Also included in discontinued operations are the results of the satellite systems manufacturing businesses. Revenues for the satellite systems manufacturing businesses increased 13.2% in 1998 to $2,820.4 million from $2,491.9 million in 1997. Revenues, excluding intercompany sales, were $2,483.3 million in 1998 compared to $2,290.0 million in 1997. The increase in revenues resulted primarily from higher commercial satellite sales to customers such as Thuraya Satellite Telecommunications Company, PanAmSat, ICO Global Communications and Orion Asia Pacific Corporation. Operating profit for the satellite systems manufacturing businesses in 1998 was $286.3 million, an increase of 52.9% over $187.2 million in 1997. Operating profit, excluding intercompany transactions, was $295.3 million in 1998 compared to $241.9 million in 1997. The increase was primarily due to the higher commercial satellite sales noted above.

  Accounting Changes. In 1998, Hughes adopted American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Statement of Position 98-5 requires that all start-up costs previously capitalized be written off and recognized as a cumulative effect of accounting change, net of taxes, as of the beginning of the year of adoption. On a prospective basis, these types of costs are required to be expensed as incurred. The unfavorable cumulative effect of this accounting change at January 1, 1998 was $9.2 million after-tax.

                        HUGHES ELECTRONICS CORPORATION

Direct-To-Home Broadcast Segment

  The Direct-to-Home Broadcast segment's revenues for 1998 increased 42.2% to $1,816.1 million from $1,276.9 million in 1997. EBITDA for the segment improved in 1998 to negative $125.8 million compared to negative $168.5 million in 1997. The operating loss for the segment declined to $228.1 million in 1998 from $254.6 million in 1997.

  United States. The DIRECTV U.S. business was the biggest contributor to the segment's revenue growth with revenues of $1,604.1 million for 1998, a 45.4% increase over prior year's revenues of $1,103.3 million. The large increase in revenues resulted primarily from an increase in subscribers. Subscribers grew to about 4.5 million at the end of 1998 compared to 3.3 million at the end of 1997. Average monthly revenue per subscriber also increased during 1998 to $46, compared to $44 for 1997.

  DIRECTV U.S. reported negative EBITDA of $17.9 million in 1998 compared to negative EBITDA of $68.0 million in 1997. The full-year 1998 operating loss for DIRECTV U.S. was $100.0 million compared with $137.0 million in 1997. The improvement in EBITDA and lower operating loss was principally due to increased subscriber revenues which more than offset increased sales and marketing expenditures.

  Latin America. Revenues for the Latin America DIRECTV businesses increased to
173.0 million in 1998 from $70.0 million in 1997. The increase in revenues resulted from an increase in subscribers to 484,000 at the end of 1998 from 300,000 at the end of 1997.

  EBITDA was negative $93.0 million in 1998 compared to negative $96.5 million in 1997. The operating loss was $113.2 million in 1998 compared with $111.8 million in 1997. The increased operating loss resulted from higher sales and marketing expenditures and subscriber acquisition costs.

Satellite Services Segment

  Revenues for the Satellite Services segment in 1998 increased 21.8% to $767.3 million from $629.9 million in 1997. The increase in revenues was due to the May 1997 PanAmSat merger and increased operating lease revenues from the commencement of service agreements for full-time video distribution, as well as short-term special events and an increase in data and Internet-related service agreements. The increase was partially offset by a decrease in sales and sales-type lease revenues.

  As a result of the increased revenues described above, the Satellite Services segment's EBITDA and operating profit improved. EBITDA increased to $553.3 million in 1998 from $438.1 million in 1997. Operating profit increased 8.7% to $318.3 million in 1998, compared with the prior year's operating profit of $292.9 million. Operating profit margin in 1998 declined to 41.5% from 46.5% in the prior year principally due to goodwill amortization associated with the PanAmSat merger, a provision for losses relating to the May 1998 failure of PanAmSat's Galaxy IV satellite and increased depreciation expense resulting from increased capital expenditures by PanAmSat.

  Backlog for the Satellite Services segment, which consists primarily of operating leases on satellite transponders, was $4,461.9 million in 1998 compared to $5,772.5 million in 1997.

Network Systems Segment

  Revenues for the Network Systems segment in 1998 were $1,076.7 million compared with $1,011.3 million in 1997. The increase in revenues resulted from the growth in sales of DIRECTV receiver equipment and increased sales of private business networks and satellite-based mobile telephony equipment offset by lower international sales of wireless telephony systems and private business networks, primarily in the Asia-Pacific region.

  EBITDA was $52.6 million in 1998, a decrease of $53.5 million from 1997. Operating profit in 1998 was $10.9 million compared with $74.1 million in 1997 and operating profit margin declined to 1.0% from 7.3%. These decreases were primarily due to a $26.0 million provision for estimated losses associated with the bankruptcy filing by a customer, provision for uncollectible amounts due from certain wireless customers and lower international sales of wireless telephony systems and private business networks, primarily in the Asia Pacific region.

  Backlog for the Network Systems segment, which consists primarily of private business networks and satellite-based mobile telephony equipment orders, was $1,333.4 million in 1998 compared to $1,101.4 million in 1997.

Eliminations and Other

  The elimination of revenues increased $99.7 million in 1998 to $179.5 million due primarily to increased intercompany activity resulting from the PanAmSat merger and increased manufacturing subsidies received by the Network Systems segment from DIRECTV that resulted from the increased shipment of DIRECTV receiver equipment.

  Operating losses for "eliminations and other" increased to $147.3 million in 1998 from $68.9 million in 1997. The increase was primarily due to increases in eliminations of intercompany profit and corporate expenditures. The increased intercompany profit elimination resulted from the increased intercompany sales noted above and increased corporate expenditures resulted primarily from higher pension and other employee costs.

                        HUGHES ELECTRONICS CORPORATION


Liquidity and Capital Resources

  Cash and cash equivalents were $238.2 million at December 31, 1999 compared to $1,342.0 million at December 31, 1998. The decrease in cash resulted primarily from increased investing activities, offset in part by increased borrowings and the issuance of preferred stock.

  Cash provided by operating activities was $379.5 million in 1999, compared to $612.1 million in 1998 and $90.6 million in 1997. The change in 1999 from 1998 resulted primarily from increased cash requirements for working capital offset by increased income from continuing operations excluding non-cash adjustments such as depreciation and amortization, the loss resulting from the discontinuation of the wireless product lines and deferred taxes. The change in 1998 from 1997 resulted primarily from increased income from continuing operations excluding non-cash adjustments and decreased working capital requirements.

  Cash used by investing activities was $3,941.8 million in 1999, compared to $2,128.5 million in 1998 and $2,115.6 million in 1997. The increase in 1999 investing activities reflects the acquisitions of PRIMESTAR and the related Tempo Satellite assets, USSB, SurFin, GGM and GLB. The 1999 increase is also due to investments in DIRECTV Japan convertible bonds, the early buy-out of satellite sale-leasebacks at PanAmSat and an increase in expenditures for property, compared to 1998. The increase in 1998 investing activities reflects the purchase of an additional 9.5% interest in PanAmSat, the early buy-out of satellite sale-leasebacks at PanAmSat and an increase in expenditures for satellites, compared to 1997, offset in part by proceeds from insurance claims for the full or partial loss of certain PanAmSat satellites.

  Cash provided by (used in) financing activities was $2,577.5 million in 1999, compared to $(63.6) million in 1998 and $5,014.0 million in 1997. 1999 financing activities reflect increased borrowings and proceeds from the issuance of preferred stock. 1998 financing activities include the payment to General Motors for the Delco post-closing price adjustment stemming from the Hughes Transactions, offset in part by net long-term borrowings. 1997 financing activities reflect the impact of the PanAmSat merger, the Hughes Transactions and cash contributions from the Parent Company.

  Cash provided by (used in) discontinued operations was $(119.0) million in 1999, compared to $138.3 million in 1998 and $(211.5) million in 1997. The decrease in 1999 was due to increased working capital requirements, increased development costs, the termination of the APMT contract and decreased activity associated with the ICO contract. The increase in 1998 compared to 1997 was due to a decrease in working capital requirements.

  Liquidity Measurement. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at December 31, 1999 and 1998 was 1.46 and 3.03, respectively. Working capital decreased by $1,513.3 million to $1,215.9 million at December 31, 1999 from $2,729.2 million at December 31, 1998. The change in working capital resulted principally from the decrease in cash and cash equivalents discussed above.

  Property and Satellites. Property, net of accumulated depreciation, increased $540.0 million to $1,223.0 million in 1999 from $683.0 million in 1998. The increase in property resulted primarily from capital expenditures of about $506.4 million, additions resulting from acquisitions of about $281.6 million, offset by depreciation of $227.0 million. The increase in capital expenditures of $262.5 million in 1999 over 1998 was primarily due to an increase in subscriber leased DIRECTV receiver equipment used in the conversion of PRIMESTAR subscribers. Satellites, net of accumulated depreciation, increased $709.8 million to $3,907.3 million in 1999 from the $3,197.5 million reported in 1998. Capital expenditures, including expenditures related to satellites, increased to $1,665.3 million in 1999 from $1,328.8 million in 1998. 1999 capital expenditures include $789.4 million for the construction of satellites and $369.5 million for the early buy-out of satellite sale-leasebacks.

  Common Stock Dividend Policy and Use of Cash. As discussed in Note 15 to the financial statements, since the completion of the recapitalization of Hughes in late 1997, the GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Class H common stock. Similarly, since such time, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes. Hughes expects to have significant cash requirements in 2000 primarily due to capital expenditures of approximately $1.5 to $2.0 billion for satellites and property. In addition, Hughes expects to increase its investment in affiliated companies, primarily related to its international DIRECTV businesses. These cash requirements are expected to be funded from a combination of cash provided from operations, cash to be received upon completion of the Boeing transaction, amounts available under credit facilities and debt and equity offerings, as needed.

  Debt and Credit Facilities. Short-Term Borrowings. In October 1999, Hughes issued $500.0 million ($498.9 million net of unamortized discount) of floating rate notes to a group of institutional investors in a private placement. The notes bear interest at a variable rate which was 7.45% at December 31, 1999 . Interest is payable quarterly and the notes are due and payable on October 23, 2000.

  Notes Payable. PanAmSat issued five, seven, ten and thirty-year notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for the five, seven, ten and thirty-year notes as of December 31, 1999 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375%
and $125 million at $6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually.

                        HUGHES ELECTRONICS CORPORATION

  In July 1999, in connection with the early buy-out of satellite sale-leasebacks, PanAmSat assumed $124.1 million of variable rate notes, all of which were outstanding at December 31, 1999. The notes bear interest at various rates. The weighted average interest rate on the notes at December 31, 1999 was 6.75%. The notes mature on various dates through January 2, 2002.

  Revolving Credit Facilities. Hughes has three unsecured revolving credit facilities totaling $1.6 billion, consisting of a $750.0 million multi-year facility, a $350.0 million 364-day facility, and a $500.0 million bridge facility. The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002 and borrowings bear interest at various rates, of which the weighted average rate at December 31, 1999 was 7.09%. The 364-day facility provides for a commitment of $350.0 million through November 22, 2000. These facilities also provide backup capacity for Hughes' commercial paper program. The bridge facility provides for a commitment of $500.0 million through the earlier of November 22, 2000 or the receipt of proceeds from the issuance of any debt securities of Hughes in a public offering. $500.0 million was outstanding under the multi-year facility at December 31, 1999. No amounts were outstanding under the commercial paper program, 364-day, or bridge facilities at December 31, 1999.

  PanAmSat maintains a $500.0 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500.0 million commercial paper program that provides for short-term borrowings. The multi-year revolving credit facility provides for a commitment through December 24, 2002 . Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at December 31, 1999.

  At December 31, 1999, Hughes' 75% owned subsidiary, SurFin, had a total of $227.9 million outstanding under a $400.0 million unsecured revolving credit facility expiring on June 2002. Borrowings under the credit facility bear interest at various rates of interest. The weighted average interest rate on these borrowings at December 31, 1999 was 6.84%.

  Other. At December 31, 1999, GLB had a total of $24.3 million outstanding under variable rate notes bearing interest at various rates. The weighted average interest rate of the notes was 11.9% at December 31, 1999. Principal is payable in varying amounts at maturity in April and May 2002, and interest is payable monthly.

  Other long-term debt totaling $16.2 million and $28.9 million at December 31, 1999 and 1998, respectively, consisted primarily of notes bearing fixed rates of interest of 9.61% to 11.11%. Principal is payable at maturity in April 2007, while interest is payable semi-annually.

  As part of a debt refinancing program undertaken by PanAmSat in 1997, an extraordinary charge of $20.6 million ($34.4 million before taxes) was recorded that resulted from the excess of the price paid for the debt over its carrying value, net of deferred financing costs.

  Hughes has filed a shelf registration statement with the Securities and Exchange Commission with respect to an issuance of up to $2.0 billion of debt securities from time to time. No amounts have been issued as of December 31, 1999.

  Acquisitions, Investments and Divestitures. On March 1, 2000, Hughes announced that DIRECTV Japan's operations will be discontinued and that its subscribers would migrate to SkyPerfecTV. As a result of this transaction, Hughes will acquire a 6.8% interest in SkyPerfecTV, which is expected to complete an IPO during its fiscal year ending March 31, 2001. Hughes will be required to fund a substantial portion of the costs to be incurred over the next six to nine months to exit the DIRECTV Japan business. Hughes will accrue such exit costs during the first quarter of fiscal 2000. The first quarter charge will be offset by the fair value of the SkyPerfecTV interest received; however the amounts are not yet estimable. In addition, Hughes will continue to record its share of DIRECTV Japan's operating losses during 2000.

  On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite systems manufacturing businesses to Boeing for $3.75 billion in cash. The final transaction, which is subject to regulatory approval, is expected to close in the second or third quarter of 2000 and result in an after-tax gain in excess of $1 billion. The financial results for the satellite systems manufacturing businesses are treated as discontinued operations for all periods presented herein.

  Also on January 13, 2000, Hughes announced the discontinuation of its mobile cellular and narrowband local loop product lines at Hughes Network Systems. As a result of this decision, Hughes recorded a fourth quarter 1999 pre-tax charge to continuing operations of $272.1 million. The charge represents the write-off of receivables and inventories, licenses, software and equipment with no alternative use.

     In September and November of 1999, DIRECTV Japan raised a total of approximately $281 million through the issuance of bonds, convertible into common stock, to five of its major shareholders, including $244.7 million issued to Hughes.

  On July 28, 1999, GLA acquired GLB, the exclusive distributor of DIRECTV in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap also sold its 10% equity interest in GLA to Hughes and The Cisneros Group of Companies, the

                        HUGHES ELECTRONICS CORPORATION

remaining GLA partners, which increased Hughes' ownership interest in GLA to 77.8%. As part of the transaction, Hughes also increased its ownership interest in SurFin from 59.1% to 75.0%. The total consideration paid in the transactions amounted to approximately $101.1 million.

  On May 20, 1999, Hughes acquired by merger all of the outstanding capital stock of USSB, a provider of premium subscription television programming via the digital broadcasting system that it shares with DIRECTV. The total consideration of about $1.6 billion paid in July 1999, consisted of about $0.4 billion in cash and 22.6 million shares of Class H common stock.

  On April 28, 1999, Hughes completed the acquisition of PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of Class H common stock, for a total purchase price of $1.3 billion. As part of the agreement to acquire PRIMESTAR, Hughes agreed to purchase the high-power satellite assets and related orbital frequencies of Tempo Satellite Inc., a wholly-owned subsidiary of TCI Satellite Entertainment Inc. The purchase price for the Tempo Satellite assets consisted of $500 million in cash. Of this purchase price, $150 million was paid on March 10, 1999 for a satellite that has not yet been launched and the remaining $350 million was paid on June 4, 1999 for an in-orbit satellite and 11 related satellite orbital frequencies.

  In February 1999, Hughes acquired an additional ownership interest in GGM, a Latin America local operating company which is the exclusive distributor of DIRECTV in Mexico, from Grupo MVS, S.R.L. de C.V. Hughes' equity ownership represents 49.0% of the voting equity and all of the non-voting equity of GGM. In October 1998, Hughes acquired from Grupo MVS an additional 10.0% interest in GLA, increasing Hughes' ownership interest to 70.0%. Hughes also acquired an additional 19.8% interest in SurFin, a company providing financing of subscriber receiver equipment for certain local operating companies located in Latin America and Mexico, increasing Hughes' ownership percentage from 39.3% to 59.1%. The aggregate purchase price for these transactions was $197.0 million in cash.

  In May 1998, Hughes purchased an additional 9.5% interest in PanAmSat for $851.4 million in cash, increasing its ownership interest in PanAmSat to 81.0%. PanAmSat was originally acquired in May 1997, when Hughes and PanAmSat completed the merger of their respective satellite service operations into a new publicly-held company, which retained the name PanAmSat Corporation. Hughes contributed its Galaxy satellite services business in exchange for a 71.5% interest in the new company. Existing PanAmSat stockholders received a 28.5% interest in the new company and $1.5 billion in cash. Such cash consideration and other funds required to consummate the merger were funded by new debt financing totaling $1,725.0 million borrowed from GM, which was subsequently repaid in December 1997. The PanAmSat merger was treated as a partial sale of the Galaxy business by Hughes and resulted in a one-time pre-tax gain of $489.7 million ($318.3 million after-tax).

  The financial information included herein, reflect the acquisitions discussed above from their respective dates of acquisition. The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in goodwill additions of $3,612.4 million and $702.9 million for the years ended December 31, 1999 and 1998, respectively.

  The December 31, 1999 financial statements for the PRIMESTAR transaction reflect a preliminary allocation of the purchase price for the transaction based upon information currently available. Adjustments relating to the tangible assets, including equipment located on customer premises; intangible assets, including customer lists and dealer network; and accrued liabilities for programming contracts and leases with above-market rates are estimates pending the completion of independent appraisals currently in process. Additionally, the adjustment to recognize the benefit of net operating loss carryforwards of USSB represents a preliminary estimate pending further review and analysis by Hughes management. The foregoing appraisals, review and analysis are expected to be completed by March 31, 2000. Accordingly, the final purchase price allocations may be different from the amounts reflected herein. As a result of the acquisitions of GGM, SurFin and GLB, foreign currency risk, as more fully described in ``Market Risk Disclosure,'' has increased for Hughes and may increase in the future.

  On December 15, 1997, Hughes sold substantially all of the assets and liabilities of the Hughes Avicom business to Rockwell Collins, Inc. for cash, which resulted in an after-tax gain of $62.8 million. Hughes Avicom is treated as a discontinued operation for all periods prior to its disposition.

  Also, in December 1997, Hughes repurchased from AT&T for $161.8 million, a 2.5% equity interest in DIRECTV, ending AT&T's marketing agreement to distribute the DIRECTV direct broadcast satellite television service and DIRECTV(TM) receiver equipment.

  New Accounting Standards. In September 1999, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue 99-10 ("EITF 99-10"), Percentage Used to Determine the Amount of Equity Method Losses. EITF 99-10 addresses the percentage of ownership that should be used to compute equity method losses when the investment has been reduced to zero and the investor holds other securities of the investee. EITF 99-10 requires that equity method losses should not be recognized solely on the percentage of common stock owned; rather, an entity-wide approach should be

                        HUGHES ELECTRONICS CORPORATION


adopted. Under such an approach, equity method losses must be recognized based on the ownership level that includes other equity securities (e.g., preferred stock) and loans/advances to the investee or based on the change in the investor's claim on the investee's book value. Hughes adopted EITF 99-10 during the third quarter of 1999 which resulted in Hughes recording a higher percentage of DIRECTV Japan's losses subsequent to the effective date of September 23, 1999. The unfavorable impact of adopting EITF 99-10 was $39.0 million after-tax.

  In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. Hughes plans to adopt SFAS No. 133, as amended, by January 1, 2001, as required. Hughes does not expect that the adoption of SFAS No. 133 will have a material impact on Hughes' results of operations and financial position.

Commitments and Contingencies

  Hughes may be required to make a cash payment to, or receive a cash payment from, Raytheon in connection with the merger of the defense electronics business of Hughes with Raytheon in 1997. The amount of any such cash payment to or from Raytheon, if any, is not determinable at this time.

  There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. If Hughes were to enter into a settlement of this matter prior to the closing of the Boeing transaction that involves a debarment from sales to the U.S. government or a material suspension of Hughes' export licenses or other material limitation on projected business activities of the satellite systems manufacturing businesses, Boeing would not be obligated to complete the purchase of Hughes' satellite systems manufacturing businesses. Hughes does not expect the grand jury investigation or State Department review to result in a material adverse effect upon its business. However, there can be no assurance as to those conclusions.

  Hughes has contracts with ICO Global Communications (Operations), Ltd. to build the satellites and related components for ICO's global wireless communications system. ICO's parent company recently filed for bankruptcy protection under Chapter 11. If ICO's parent company is unable to confirm a plan of reorganization that provides for full payment to Hughes under these contracts, ICO may be unable to pay these amounts and the most likely outcome would be a liquidation proceeding. In the event that a liquidation becomes probable, Hughes would expect to record a pre-tax charge to income of up to approximately $350 million, of which $100 million would be attributable to continuing operations and $250 million would be attributable to discontinued operations. A portion of the purchase price to be paid by Boeing will be placed in escrow under certain circumstances if prior to completing this sale to Boeing, Hughes' contracts with ICO are not assumed by ICO with bankruptcy court approval or new similar contracts are not entered into with bankruptcy court approval.

  At December 31, 1999, minimum future commitments under noncancelable operating leases having lease terms in excess of one year are primarily for real property and aggregated $250.8 million, payable as follows: $102.8 million in 2000, $52.3 million in 2001, $24.2 million in 2002, $17.8 million in 2003, $12.5 million in 2004 and $41.2 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease rental income, were $58.5 million in 1999, $82.7 million in 1998 and $89.1 million in 1997.

  Hughes is contingently liable under standby letters of credit and bonds in the amount of $222.0 million at December 31, 1999. In Hughes' past experience, no material claims have been made against these financial instruments. In addition, at December 31, 1999, Hughes has guaranteed up to $209.1 million of bank debt, including $105.0 million related to American Mobile Satellite Corporation. Of the bank debt guaranteed, $105.0 million matures in March 2003; $55.4 million matures in September 2007; the remaining $48.7 million is due in variable amounts over the next five years.

  In connection with the direct-to-home broadcast businesses, Hughes has commitments related to certain programming agreements which are variable based upon the number of underlying subscribers and market penetration rates. Minimum payments over the terms of applicable contracts are anticipated to be about $1,000.0 million to $1,150.0 million.

  As part of a marketing agreement entered into with AOL on June 21, 1999, Hughes committed to increase its sales and marketing expenditures over the next three years by about $1.5 billion relating to DirecPC/AOL-Plus, DIRECTV, DIRECTV/AOL TV and DirecDuo.

  See Note 20 to the financial statements for further discussion of the above matters and various legal proceedings and claims that could be material, individually or in the aggregate, to Hughes' continuing operations or financial position.

                        HUGHES ELECTRONICS CORPORATION

Year 2000

  A comprehensive, company-wide, Year 2000 program was initiated in 1996 to identify and remediate potential Year 2000 problems. The Year 2000 program was implemented in seven phases which included awareness, inventory, assessment, remediation, testing, implementation and contingency planning. Hughes incurred and expensed approximately $10.0 million during 1999, approximately $4.0 million during 1998 and approximately $1.0 million through 1997, related to the assessment of, and ongoing efforts in connection with, its Year 2000 program. Future spending for remaining system remediation and testing is currently estimated to be from $0.6 million to $1.0 million.

  As of the date of this report, Hughes has experienced no significant problems related to the Year 2000 conversion either domestically or in foreign locations. After extensive system verification and testing, all computerized information and process control systems are operating normally. The performance of critical customers and suppliers continues without notable change. Production and business activities are normal at all locations. Hughes also has not received any material complaints regarding any Year 2000 issues related to its products. However, Hughes cannot provide assurance that problems will not arise.

  Hughes continues to monitor the status of its operations, suppliers and distribution channels to ensure no significant business interruptions.

  In addition to the above, the satellite systems manufacturing businesses incurred expenditures related to the Year 2000 conversion of about $11.0 million and $5.0 million during 1999 and 1998, respectively. Future spending for the satellite systems manufacturing businesses is estimated at about $1.0 million. As of the date of this report, the satellite systems manufacturing businesses have experienced no significant problems related to the Year 2000 conversions, however, Hughes cannot provide assurance that problems will not arise.

  Each Hughes operating company is funding its respective Year 2000 efforts with current and future operating cash flows.

Security Ratings

  On January 14, 2000, subsequent to the announced sale of Hughes' satellite systems manufacturing businesses to Boeing, Standard and Poor's Rating Services ("S&P") and Moody's Investors Service ("Moody's") each affirmed its respective debt ratings for Hughes. S&P maintained its BBB - minus credit rating, which indicates the issuer has adequate capacity to pay interest and repay principal. S&P maintained the short-term corporate credit and commercial paper ratings at A-3. S&P revised its outlook to positive from negative.

  Moody's confirmed Hughes' Baa2 long-term credit and P-2 commercial paper ratings. While the outlook remains negative, Moody's ended its review for possible downgrade. The Baa2 rating for senior debt indicates adequate likelihood of interest and principal payment and principal security. The P-2 commercial paper rating is the second highest rating available and indicates that the issuer has a strong ability for repayment relative to other issuers.

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

Market Risk Disclosure

  The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should not be considered projections by Hughes of future events or losses.

General
  Hughes' cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of its equity investments. Hughes manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Hughes' policy is to not enter into speculative derivative instruments for profit or execute derivative instrument contracts for which there are no underlying exposures. Hughes does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

                        HUGHES ELECTRONICS CORPORATION

Foreign Currency Risk

  Hughes generally conducts its business in U.S. dollars with a small amount of business conducted in a variety of foreign currencies and therefore is exposed to fluctuations in foreign currency exchange rates. Hughes' objective in managing the exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.
Accordingly, Hughes enters into foreign exchange-forward contracts to mitigate risks associated with future foreign currency firm commitments. Foreign exchange-forward contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. At December 31, 1999, the impact of a hypothetical 10% adverse change in exchange rates on the fair values of foreign exchange-forward contracts and foreign currency denominated assets and liabilities would not be significant.

Investments

  Hughes maintains investments in publicly-traded common stock of unaffiliated companies and is therefore subject to equity price risk. These investments are classified as available-for-sale and, consequently, are reflected in the balance sheets at fair value with unrealized gains or losses, net of taxes, recorded as part of accumulated other comprehensive income (loss), a separate component of stockholder's equity. At December 31, 1999, the fair values of the investments in such common stock were $1,025.2 million. The investments were valued at the market closing prices at December 31, 1999. No actions have been taken by Hughes to hedge this market risk exposure. A 10% decline in the market price of these investments would cause the fair value of the investments in common stock to decrease by $102.5 million as of December 31, 1999.

Interest Rate Risk

  Hughes is subject to interest rate risk related to its $2.1 billion of debt outstanding at December 31, 1999. As of December 31, 1999, debt consisted of Hughes' $500.0 million floating rate line of credit and a $498.9 million floating rate note, PanAmSat's fixed-rate borrowings of $750.0 million, and various other floating and fixed rate borrowings. Hughes is subject to fluctuating interest rates which may adversely impact its results of operations and cash flows for its variable rate bank borrowings. Fluctuations in interest rates may also adversely effect the market value of Hughes' fixed-rate borrowings. At December 31, 1999, outstanding borrowings bore interest at rates ranging from 6.00% to 11.11%. The potential fair value loss resulting from a hypothetical 10% decrease in interest rates related to Hughes' outstanding debt would be approximately $29.0 million as of December 31, 1999.

Credit Risk

  Hughes is exposed to credit risk in the event of non-performance by the counterparties to its foreign exchange-forward contracts. While Hughes believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

                         HUGHES ELECTRONICS CORPORATION

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this section is included in Item 7.

                        HUGHES ELECTRONICS CORPORATION

                   RESPONSIBILITIES FOR FINANCIAL STATEMENTS


  The following financial statements of Hughes Electronics Corporation (as more fully described in Note 1 to the financial statements) were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on judgments of management.

  Management is further responsible for maintaining internal control designed to provide reasonable assurance that the books and records reflect the transactions of the company and that established policies and procedures are carefully followed. Perhaps the most important feature in internal control is that it is continually reviewed for effectiveness and is augmented by written policies and guidelines, the careful selection and training of qualified personnel and a strong program of internal audit.

  Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the financial statements of Hughes Electronics Corporation and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The Independent Auditors' Report appears on the next page.

  The Board of Directors, through its Audit Committee, is responsible for assuring that management fulfills its responsibilities in the preparation of the financial statements and engaging the independent auditors. The Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 1999 provides reasonable assurance that the books and records reflect the transactions of the company and that established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.



/s/MICHAEL T. SMITH                             /s/ROXANNE S. AUSTIN
Michael T. Smith                                Roxanne S. Austin
Chairman of the Board and                       Senior Vice President and
Chief Executive Officer                         Chief Financial Officer

                        HUGHES ELECTRONICS CORPORATION

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of Hughes Electronics Corporation:

  We have audited the accompanying Balance Sheets of Hughes Electronics Corporation (as more fully described in Note 1 to the financial statements) as of December 31, 1999 and 1998 and the related Statements of Operations and Available Separate Consolidated Net Income (Loss), Statements of Changes in Stockholder's Equity and Statements of Cash Flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 14. These financial statements and the financial statement schedule are the responsibility of Hughes Electronics Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Hughes Electronics Corporation at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in Note 2 to the accompanying financial statements, effective January 1, 1998, Hughes Electronics Corporation changed its method of accounting for costs of start-up activities by adopting American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.


/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP

Los Angeles, California
January 19, 2000
(March 1, 2000 as to Note 21)

                        HUGHES ELECTRONICS CORPORATION

ITEM 8.  Financial Statements and Supplementary Data

                         STATEMENTS OF OPERATIONS AND
               AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)


                                                                       Years Ended December 31,
                                                                   ---------------------------------
                                                                     1999        1998        1997
                                                                   ---------   ---------   ---------
                                                                         (Dollars in Millions)
Revenues
  Direct broadcast, leasing and other services                     $4,550.1    $2,640.2    $1,984.7
  Product sales                                                     1,010.2       840.4       853.6
                                                                   --------    --------    --------
Total Revenues                                                      5,560.3     3,480.6     2,838.3
                                                                   --------    --------    --------
Operating Costs and Expenses
  Broadcast programming and other costs                             2,075.1     1,211.4       912.3
  Cost of products sold                                               954.6       606.6       538.4
  Selling, general and administrative expenses                      2,307.9     1,320.9     1,083.8
  Depreciation and amortization                                       647.4       384.6       257.0
  Amortization of GM purchase accounting adjustments                    3.3         3.3         3.3
                                                                   --------    --------    --------
Total Operating Costs and Expenses                                  5,988.3     3,526.8     2,794.8
                                                                   --------    --------    --------
Operating Profit (Loss)                                              (428.0)      (46.2)       43.5
Interest income                                                        27.0       112.3        33.0
Interest expense                                                     (122.7)      (17.5)      (91.0)
Other, net                                                           (136.3)     (151.8)      388.6
                                                                   --------    --------    --------
Income (Loss) From Continuing Operations Before
  Income Taxes, Minority Interests, Extraordinary Item
  and Cumulative Effect of Accounting Change                         (660.0)     (103.2)      374.1
Income tax provision (benefit)                                       (236.9)     (142.3)      162.0
Minority interests in net losses of subsidiaries                       32.0        24.4        24.8
                                                                   --------    --------    --------
Income (Loss) from continuing operations before extraordinary
  item and cumulative effect of accounting change                    (391.1)       63.5       236.9
Income from discontinued operations, net of taxes                      99.8       196.4       170.6
Gain on sale of discontinued operations, net of taxes                     -           -        62.8
                                                                   --------    --------    --------
Income (Loss) before extraordinary item and cumulative
    effect of accounting change                                      (291.3)      259.9       470.3
Extraordinary item, net of taxes                                          -           -       (20.6)
Cumulative effect of accounting change, net of taxes                      -        (9.2)          -
                                                                   --------    --------    --------
Net Income (Loss)                                                    (291.3)      250.7       449.7
Adjustments to exclude the effect of GM purchase
    accounting adjustments                                             21.0        21.0        21.0
                                                                   --------    --------    --------
Earnings (Loss) excluding the effect of GM purchase
    accounting adjustments                                           (270.3)      271.7       470.7
Preferred stock dividends                                             (50.9)          -           -
                                                                   --------    --------    --------
Earnings (Loss) Used for Computation of Available
  Separate Consolidated Net Income (Loss)                          $ (321.2)   $  271.7    $  470.7
                                                                   ========    ========    ========

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors Class H
  Common Stock outstanding (in millions) (Numerator)                  124.7       105.3       101.5
Average Class H dividend base (in millions) (Denominator)             418.5       399.9       399.9
Available Separate Consolidated Net Income (Loss)                  $  (95.7)   $   71.5    $  119.4
                                                                   ========    ========    ========

____________
Reference should be made to the Notes to Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                                 BALANCE SHEETS


                                                                       December 31,
                                                                  -----------------------
                     ASSETS                                          1999         1998
                                                                  ----------   ----------
                                                                   (Dollars in Millions)

Current Assets
 Cash and cash equivalents                                        $   238.2    $ 1,342.0
 Accounts and notes receivable, net of allowances of
  $92.9 and $23.9                                                     960.9        764.6
 Contracts in process                                                 155.8        179.0
 Inventories                                                          236.1        286.6
 Net assets of discontinued operations                              1,224.6      1,005.8
 Deferred income taxes                                                254.3        209.7
 Prepaid expenses and other                                           788.1        287.5
                                                                  ---------    ---------
Total Current Assets                                                3,858.0      4,075.2
Satellites, net                                                     3,907.3      3,197.5
Property, net                                                       1,223.0        683.0
Net Investment in Sales-type Leases                                   146.1        173.4
Intangible Assets, net                                              7,406.0      3,185.9
Investments and Other Assets                                        2,056.6      1,302.4
                                                                  ---------    ---------
Total Assets                                                      $18,597.0    $12,617.4
                                                                  =========    =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
 Accounts payable                                                 $ 1,062.2    $   691.8
 Deferred revenues                                                    130.5         43.8
 Short-term borrowings and current portion of long-term debt          555.4        156.1
 Accrued liabilities and other                                        894.0        454.3
                                                                  ---------    ---------
Total Current Liabilities                                           2,642.1      1,346.0
                                                                  ---------    ---------
Long-Term Debt                                                      1,586.0        778.7
Other Liabilities and Deferred Credits                              1,454.2        957.7
Deferred Income Taxes                                                 689.1        641.1
Commitments and Contingencies
Minority Interests                                                    544.3        481.7
Stockholder's Equity
 Capital stock and additional paid-in capital                       9,809.5      8,146.1
 Preferred stock                                                    1,487.5            -
 Retained earnings (deficit)                                          (84.4)       257.8
                                                                  ---------    ---------
Subtotal Stockholder's Equity                                      11,212.6      8,403.9
                                                                  ---------    ---------
 Accumulated Other Comprehensive Income (Loss)
  Minimum pension liability adjustment                                 (7.3)        (6.8)
  Accumulated unrealized gains on securities                          466.0         16.1
  Accumulated foreign currency translation adjustments                 10.0         (1.0)
                                                                  ---------    ---------
 Accumulated other comprehensive income                               468.7          8.3
                                                                  ---------    ---------
Total Stockholder's Equity                                         11,681.3      8,412.2
                                                                  ---------    ---------
Total Liabilities and Stockholder's Equity                        $18,597.0    $12,617.4
                                                                  =========    =========

____________
Reference should be made to the Notes to Financial Statements.

                         HUGHES ELCTRONICS CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                             (Dollars in Millions)




                                                 Capital Stock
                                     Parent          and                                Accumulated
                                   Company's      Additional               Retained       Other           Total
                                      Net          Paid-In     Preferred   Earnings    Comprehensive   Stockholder's   Comprehensive
                                   Investment      Capital       Stock     (Deficit)   Income (Loss)      Equity          Income
                                   ----------      -------       -----     ---------   -------------      ------          ------
Balance at December 31, 1996        $ 2,497.0                                             $ (5.4)       $ 2,491.6
Net contribution from Parent
 Company                              1,124.2                                                             1,124.2
Transfer of capital from Parent
 Company's net investment            (4,063.8)   $4,063.8                                                     -
Capital contribution resulting
 from the Hughes Transactions                     4,259.0                                                 4,259.0
Minimum pension liability
 adjustment resulting from the
 Hughes Transactions                                                                        (6.3)            (6.3)
Unrealized gains on securities
 resulting from the Hughes
 Transactions                                                                               21.4             21.4
Net income                              442.6                              $   7.1                          449.7     $ 449.7
Foreign currency translation
 adjustments                                                                                 0.6              0.6         0.6
                                                                                                                      -------
Comprehensive income                                                                                                  $ 450.3
                                    ---------    --------     --------     -------        ------        ---------     =======
Balance at December 31, 1997              -       8,322.8          -           7.1          10.3          8,340.2
Net Income                                                                   250.7                          250.7     $ 250.7
Delco post-closing price
 adjustment                                        (199.7)                                                 (199.7)
Tax benefit from exercise
 of GM Class H common
 stock options                                       23.0                                                    23.0
Minimum pension liability
 adjustment                                                                                 (0.5)            (0.5)       (0.5)
Foreign currency translation
 adjustments                                                                                 3.8              3.8         3.8
Unrealized gains on securities:
   Unrealized holding gains                                                                  1.8              1.8         1.8
   Less: reclassification
         adjustment for gains
         included in net income                                                             (7.1)            (7.1)       (7.1)
                                                                                                                      -------
Comprehensive income                                                                                                  $ 248.7
                                    ---------    --------     --------     -------        ------        ---------     =======
Balance at December 31, 1998              -       8,146.1          -         257.8           8.3          8,412.2
Net Loss                                                                    (291.3)                        (291.3)    $(291.3)
Preferred stock                                               $1,487.5                                    1,487.5
Preferred stock dividends                                                    (50.9)                         (50.9)
Shares reacquired                                   (11.1)                                                  (11.1)
Stock options exercised                             114.4                                                   114.4
Shares issued in connection
 with acquisitions                                1,506.7                                                 1,506.7
Tax benefit from exercise of
 GM Class H common stock
 options                                             53.4                                                    53.4
Minimum pension liability
 adjustment                                                                                 (0.5)            (0.5)       (0.5)
Foreign currency translation
 adjustments                                                                                11.0             11.0        11.0
Unrealized gains on securities                                                             449.9            449.9       449.9
                                                                                                                      -------
Comprehensive income                                                                                                  $ 169.1
                                    ---------    --------     --------     -------        ------        ---------     =======
Balance at December 31, 1999        $     -      $9,809.5     $1,487.5     $ (84.4)       $468.7        $11,681.3
                                    =========    ========     ========     =======        ======        =========

--------------------------
Reference should be made to the Notes to Financial Statements.

                             * * * * * * * * * * *

                        HUGHES ELECTRONICS CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                         ------------------------------------
                                                                            1999         1998         1997
                                                                         ----------   ----------   ----------
Cash Flows from Operating Activities                                              (Dollars in Millions)
Income (Loss) from continuing operations before extraordinary
  item and cumulative effect of accounting change                        $  (391.1)   $    63.5    $   236.9
Adjustments to reconcile income (loss) from continuing
  operations before extraordinary item and cumulative effect of accounting change to net cash provided by operating activities
  Depreciation and amortization                                              650.7        387.9        260.3
  Equity losses from unconsolidated affiliates                               189.2        128.3         72.2
  Amortization of gains on sale-leasebacks                                   (10.8)       (36.2)       (42.9)
  Net gain on sale of investments and businesses sold                        (30.0)       (13.7)      (489.7)
  Gross profit on sales-type leases                                              -            -        (33.6)
  Net loss on discontinuation of wireless product lines                      272.1            -            -
  Net loss on disposal of assets                                               2.7            -            -
  Deferred income taxes and other                                            271.1         99.6        220.5
  Change in other operating assets and liabilities
   Accounts and notes receivable                                              35.0        (49.4)      (246.2)
   Contracts in process                                                       23.2          1.7        (19.5)
   Inventories                                                               (38.7)        12.9        (39.9)
   Prepaid expenses and other                                               (494.0)       (91.6)      (138.0)
   Collections of principal on net investment in sales-type leases            22.2         40.6         22.0
   Accounts payable                                                          101.4        224.0       (183.9)
   Deferred revenues                                                         (50.3)       (34.0)       (21.2)
   Accrued liabilities and other                                              59.6        (19.0)       207.3
   Other                                                                    (232.8)      (102.5)       286.3
                                                                         ---------    ---------    ---------
  Net Cash Provided by Operating Activities                                  379.5        612.1         90.6
                                                                         ---------    ---------    ---------
Cash Flows from Investing Activities
Investment in companies, net of cash acquired                             (2,443.7)    (1,231.0)    (1,796.8)
Investment in convertible bonds                                             (244.7)           -            -
Expenditures for property                                                   (506.4)      (243.9)      (137.4)
Increase in satellites                                                      (789.4)      (929.4)      (633.5)
Early buy-out of satellites under sale and leaseback                        (245.4)      (155.5)           -
Proceeds from sale of discontinued operations                                    -            -        155.0
Proceeds from disposal of property                                            15.8         20.0         55.1
Proceeds from sale of investments                                                -         12.4        242.0
Proceeds from insurance claims                                               272.0        398.9            -
                                                                         ---------    ---------    ---------
  Net Cash Used in Investing Activities                                   (3,941.8)    (2,128.5)    (2,115.6)
                                                                         ---------    ---------    ---------
Cash Flows from Financing Activities
Net increase in notes and loans payable                                      343.0            -            -
Long-term debt borrowings                                                  8,165.6      1,165.2      2,383.3
Repayment of long-term debt                                               (7,494.4)    (1,024.1)    (2,851.9)
Net proceeds from issuance of preferred stock                              1,485.0            -            -
Stock options exercised                                                      114.4            -            -
Purchase and retirement of GM Class H common stock                           (11.1)           -            -
Preferred stock dividends paid to General Motors                             (25.0)           -            -
Premium paid to retire debt                                                      -            -        (34.4)
Contributions from Parent Company                                                -            -      1,124.2
Payment to General Motors for Delco post-closing price adjustment                -       (204.7)           -
Capital contribution resulting from Hughes Transactions                          -            -      4,392.8
                                                                         ---------    ---------    ---------
  Net Cash Provided by (Used in) Financing Activities                      2,577.5        (63.6)     5,014.0
                                                                         ---------    ---------    ---------

Net cash provided by (used in) continuing operations                        (984.8)    (1,580.0)     2,989.0
Net cash provided by (used in) discontinued operations                      (119.0)       138.3       (211.5)
                                                                         ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                      (1,103.8)    (1,441.7)     2,777.5
Cash and cash equivalents at beginning of the year                         1,342.0      2,783.7          6.2
                                                                         ---------    ---------    ---------
Cash and cash equivalents at end of the year                             $   238.2    $ 1,342.0    $ 2,783.7
                                                                         =========    =========    =========

--------------------------
Reference should be made to the Notes to Financial Statements.

                        HUGHES ELECTRONICS CORPORATION

Note 1:  Basis of Presentation and Description of Business

  On December 17, 1997, Hughes Electronics Corporation ("Hughes Electronics") and General Motors Corporation ("GM"), the parent of Hughes Electronics, completed a series of transactions (the "Hughes Transactions") designed to address strategic challenges facing the three principal businesses of Hughes Electronics and unlock stockholder value in GM. The Hughes Transactions included the tax-free spin-off of the defense electronics business ("Hughes Defense") to holders of GM $1-2/3 par value and Class H common stocks, the transfer of Delco Electronics Corporation ("Delco"), the automotive electronics business, to GM's Delphi Automotive Systems unit and the recapitalization of GM Class H common stock into a new tracking stock, GM Class H common stock, that is linked to the remaining telecommunications and space business. The Hughes Transactions were followed immediately by the merger of Hughes Defense with Raytheon Company ("Raytheon"). For the periods prior to the consummation of the Hughes Transactions on December 17, 1997, Hughes Electronics, consisting of its defense electronics, automotive electronics and telecommunications and space businesses, is hereinafter referred to as former Hughes or Parent Company.

  In connection with the recapitalization of Hughes Electronics on December 17, 1997, the telecommunications and space business of former Hughes, consisting principally of its direct-to-home broadcast, satellite services, satellite systems and network systems businesses, was contributed to the recapitalized Hughes Electronics. Such telecommunications and space business, both before and after the recapitalization, is hereinafter referred to as Hughes. The accompanying financial statements and footnotes pertain only to Hughes and do not include balances of former Hughes related to Hughes Defense or Delco.

  Prior to the Hughes Transactions, the Hughes businesses were effectively operated as divisions of former Hughes. For the period prior to December 18, 1997, these financial statements include allocations of corporate expenses from former Hughes, including research and development, general management, human resources, financial, legal, tax, quality, communications, marketing, international, employee benefits and other miscellaneous services. These costs and expenses have been charged to Hughes based either on usage or using allocation methodologies primarily based upon total revenues, certain tangible assets and payroll expenses. Management believes the allocations were made on a reasonable basis; however, they may not necessarily reflect the financial position, results of operations or cash flows of Hughes on a stand-alone basis in the future. Also, prior to December 18, 1997, interest expense in the Statements of Operations and Available Separate Consolidated Net Income (Loss) included an allocated share of total former Hughes' interest expense.

  Revenues, operating costs and expenses, and other non-operating results for discontinued operations are excluded from Hughes' results from continuing operations for all periods presented herein. The financial results of these businesses are presented in Hughes' Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled "income from discontinued operations, net of taxes," the related assets and liabilities are presented in the balance sheets on a single line item entitled "net assets of discontinued operations" and the net cash flows as "net cash provided by
(used in) discontinued operations.  See further discussion in Note    17.

  The accompanying financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from purchase accounting adjustments associated with GM's purchase of Hughes in 1985, with certain amounts allocated to the satellite systems manufacturing businesses.

  Hughes is a leading provider of digital entertainment, information and communication services and satellite-based private business networks. Hughes is the world's leading digital multi-channel entertainment service provider with its programming distribution service known as DIRECTV, which was introduced in the U.S. in 1994 and was the first high-powered, all digital, direct-to-home ("DTH") television distribution service in North America. DIRECTV began service in Latin America in 1996. Hughes is also the owner and operator of the largest commercial satellite fleet in the world through its 81% owned subsidiary, PanAmSat. Hughes is also a leading provider of satellite wireless communications ground equipment and business communications services. Its equipment and services are applied in, among other things, data, video and audio transmission, cable and network television distribution, private business networks, digital cellular communications and DTH satellite broadcast distribution of television programming.

                        HUGHES ELECTRONICS CORPORATION

Note 2:  Summary of Significant Accounting Policies

Principles of Combination and Consolidation

  Prior to December 18, 1997, the financial statements present, on a combined basis, the financial position, results of operations and cash flows of the telecommunications and space business owned and operated by former Hughes. Subsequent to the Hughes Transactions, the accompanying financial statements are presented on a consolidated basis. The financial statements include the accounts of Hughes and its domestic and foreign subsidiaries that are more than 50% owned or controlled by Hughes, with investments in associated companies in which Hughes owns at least 20% of the voting securities or has significant influence accounted for under the equity method of accounting.

Use of Estimates in the Preparation of the Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

Revenue Recognition

  Revenues are generated from sales of DTH broadcast subscriptions, and the sale of transponder capacity and related services through outright sales, sales-type leases and operating lease contracts, and sales of communications equipment and services.

  Sales are generally recognized as products are shipped or services are rendered. DTH subscription revenues are recognized when programming is viewed by subscribers. Programming payments received from subscribers in advance of viewing are recorded as deferred revenue until earned.

  Satellite transponder lease contracts qualifying for capital lease treatment (typically based on the term of the lease) are accounted for as sales-type leases, with revenues recognized equal to the net present value of the future minimum lease payments. Upon entering into a sales-type lease, the cost basis of the transponder is charged to cost of products sold. The portion of each periodic lease payment deemed to be attributable to interest income is recognized in each respective period. Contracts for sales of transponders typically include telemetry, tracking and control ("TT&C") service agreements. Revenues related to TT&C service agreements are recognized as the services are performed.

  Transponder and other lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are recognized on a straight-line basis over the respective lease term. Differences between operating lease payments received and revenues recognized are deferred and included in accounts and notes receivable or investments and other assets.

  A small percentage of revenues are derived from long-term contracts for the sale of large wireless communications systems. Sales under long-term contracts are recognized primarily using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

  Hughes has from time to time entered into agreements for the sale and leaseback of certain of its satellite transponders. However, as a result of early buy-out transactions described in Note 4, no obligations under sale-leaseback agreements remain at December 31, 1999. Prior to the completion of the early buy-out transactions, the leasebacks were classified as operating leases and, therefore, the capitalized cost and associated depreciation related to satellite transponders sold were not included in the accompanying financial statements. Gains resulting from the sale and leaseback transactions were deferred and amortized over the leaseback period. Leaseback expense was recorded using the straight-line method over the term of the lease, net of amortization of the deferred gains. Differences between operating leaseback payments made and expense recognized were deferred and included in other liabilities and deferred credits.

Cash Flows

  Cash equivalents consist of highly liquid investments purchased with original maturities of 90 days or less.

  Net cash from operating activities includes cash payments made for interest of $174.6 million, $53.2 million and $156.8 million in 1999, 1998 and 1997, respectively. Net cash refunds received by Hughes for prior year income taxes amounted to $197.2 million and $59.9 million in 1999 and 1998, respectively. Cash payments for income taxes amounted to $24.0 million in 1997.

  Certain non-cash transactions occurred in connection with the consummation of the Hughes Transactions on December 17, 1997, resulting in a contribution of a net liability of $133.8 million.

                        HUGHES ELECTRONICS CORPORATION

  In 1997, in a separate non-cash transaction, Hughes' subsidiary, PanAmSat Corporation ("PanAmSat"), converted its outstanding preferred stock into debt amounting to $438.5 million.

Contracts in Process

  Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Engineering, tooling, manufacturing, and applicable overhead costs, including administrative, research and development and selling expenses, are charged to costs and expenses when incurred. Amounts billed under retainage provisions of contracts are not significant, and substantially all amounts are collectible within one year. Advances offset against contract related receivables amounted to $114.5 million and $112.0 million at December 31, 1999 and 1998, respectively.

Inventories

  Inventories are stated at the lower of cost or market principally using the average cost method.

Major Classes of Inventories

(Dollars in Millions)                  1999     1998
                                      ------   ------
Productive material and supplies      $ 59.1   $ 55.0
Work in process                         67.0    118.6
Finished goods                         110.0    113.0
                                      ------   ------
Total                                 $236.1   $286.6
                                      ======   ======

Property, Satellites and Depreciation

  Property and satellites are carried at cost. Satellite costs include construction costs, launch costs, launch insurance and capitalized interest. Capitalized satellite costs represent the costs of successful satellite launches. The proportionate cost of a satellite, net of depreciation and insurance proceeds, is written off in the period a full or partial loss of the satellite occurs. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

Intangible Assets

  Goodwill, which represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and intangible assets are amortized using the straight-line method over periods not exceeding 40 years.

Software Development Costs

  Other assets include certain software development costs capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalized software development costs at December 31, 1999 and 1998, net of accumulated amortization of $98.7 million and $70.6 million, respectively, totaled $70.4 million and $104.1 million. The software is amortized using the greater of the units of revenue method or the straight-line method over its estimated useful life, not in excess of five years. Software program reviews are conducted to ensure that capitalized software development costs are properly treated and costs associated with programs that are not generating revenues are appropriately written off.

Valuation of Long-Lived Assets

  Hughes periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

                        HUGHES ELECTRONICS CORPORATION

Foreign Currency

  Substantially all of Hughes' foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss), a separate component of stockholder's equity. Gains and losses resulting from remeasurement into the functional currency of transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction gains and losses included in operations were not material for all years presented.

Financial Instruments and Investments

  Hughes maintains investments in equity securities of unaffiliated companies. These investments are considered available-for-sale and carried at current fair value with unrealized gains or losses, net of taxes, reported as part of accumulated other comprehensive income (loss), a separate component of stockholder's equity. Fair value is determined by market quotes, when available, or by management estimate.

  Market values of financial instruments, other than debt and derivative instruments, are based upon management estimates. Market values of debt and derivative instruments are determined by quotes from financial institutions.

  The carrying value of cash and cash equivalents, accounts and notes receivable, investments and other assets, accounts payable, amounts included in accrued liabilities and other meeting the definition of a financial instrument and debt approximated fair value at December 31, 1999.

  Hughes' derivative contracts primarily consist of foreign exchange-forward contracts. Hughes enters into these contracts to reduce its exposure to fluctuations in foreign exchange rates. Foreign exchange-forward contracts are accounted for as hedges to the extent they are designated as, and are effective as, hedges of firm foreign currency commitments. Gains and losses on foreign exchange-forward contracts designated as hedges of firm foreign currency commitments are recognized in income in the same period as gains and losses on the underlying transactions are recognized.

Stock Compensation

  Hughes issues stock options to employees with grant prices equal to the fair value of the underlying security at the date of grant. No compensation cost has been recognized for options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. See Note 12 for information regarding the pro forma effect on earnings of recognizing compensation cost based on the estimated fair value of the stock options granted, as required by SFAS No. 123, Accounting for Stock-Based Compensation.

  Compensation related to stock awards is recognized ratably over the vesting period and, where required, periodically adjusted to reflect changes in the stock price of the underlying security.

Product and Service Related Expenses

   Advertising and research and development costs are expensed as incurred. Advertising expenses were $115.8 million in 1999, $130.0 million in 1998 and $74.2 million in 1997. Expenditures for research and development were $98.8 million in 1999, $92.6 million in 1998 and $81.9 million in 1997.

Market Concentrations and Credit Risk

  Hughes provides services and extends credit to a number of wireless communications equipment customers and to a large number of DTH consumers. Management monitors its exposure to credit losses and maintains allowances for anticipated losses.

Accounting Change

  In 1998, Hughes adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that all start-up costs previously capitalized be written off and recognized as a cumulative effect of accounting change, net of taxes, as of the beginning of the year of adoption. On a prospective basis, these types of costs are required to be expensed as incurred. The unfavorable cumulative effect of this accounting change at January 1, 1998 was $9.2 million after-tax.

                        HUGHES ELECTRONICS CORPORATION

Note 2:  Summary of Significant Accounting Policies - Concluded

New Accounting Standards

  In September 1999, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue 99-10 ("EITF 99-10"), Percentage Used to Determine the Amount of Equity Method Losses. EITF 99-10 addresses the percentage of ownership that should be used to compute equity method losses when the investment has been reduced to zero and the investor holds other securities of the investee. EITF 99-10 requires that equity method losses should not be recognized solely on the percentage of common stock owned; rather, an entity-wide approach should be adopted. Under such an approach, equity method losses must be recognized based on the ownership level that includes other equity securities (e.g., preferred stock) and loans/advances to the investee or based on the change in the investor's claim on the investee's book value. Hughes adopted EITF 99-10 during the third quarter of 1999 which resulted in Hughes recording a higher percentage of DIRECTV Japan's losses subsequent to the effective date of September 23, 1999. The unfavorable impact of adopting
EITF 99-10 was $39.0 million after-tax.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 , as amended, requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. Hughes will adopt SFAS No. 133 by January 1, 2001, as required. Hughes does not expect that the adoption of SFAS No. 133 will have a material impact on Hughes' results of operations or financial position.


Reclassifications

  Certain reclassifications have been made to the prior year balances to conform to the 1999 presentation.

Note 3:  Property and Satellites, Net

                                               Estimated
                                             Useful Lives
(Dollars in Millions)                           (years)        1999       1998
                                             -------------   --------   --------
Land and improvements                            7 - 25      $   51.4   $   32.5
Buildings and leasehold improvements             2 - 30         197.0      136.3
Machinery and equipment                          3 - 10         795.2      642.4
Equipment under operating lease                       6         333.1        -
Furniture, fixtures and office machines          3 - 13          92.3       67.7
Construction in progress                           -            363.4      206.6
                                                             --------   --------
Total                                                         1,832.4    1,085.5
Less accumulated depreciation                                   609.4      402.5
                                                             --------   --------
Property, net                                                $1,223.0   $  683.0
                                                             ========   ========

Satellites                                      12 - 16      $4,683.1   $3,783.2
Less accumulated depreciation                                   775.8      585.7
                                                             --------   --------
Satellites, net                                              $3,907.3   $3,197.5
                                                             ========   ========

  Hughes capitalized interest of $65.1 million, $55.3 million and $64.5 million during 1999, 1998 and 1997, respectively, as part of the cost of its satellites under construction.

Note 4:  Leasing Activities

  Future minimum payments due from customers under sales-type leases and related service agreements, and noncancelable satellite transponder operating leases as of December 31, 1999 are as follows:

                            Sales-Type Leases
                           --------------------
                           Minimum     Service
                            Lease     Agreement
(Dollars in Millions)      Payments   Payments    Operating Leases
---------------------      --------   ---------   ----------------
2000                        $ 42.0      $ 5.3         $  702.0
2001                          43.4        5.7            626.4
2002                          43.4        5.7            575.0
2003                          43.4        5.7            538.5
2004                          39.7        5.2            503.1
Thereafter                    37.1        5.2          1,911.3
                            ------      -----         --------
Total                       $249.0      $32.8         $4,856.3
                            ======      =====         ========

                        HUGHES ELECTRONICS CORPORATION


Note 4:  Leasing Activities - Concluded

  The components of the net investment in sales-type leases are as follows:

(Dollars in Millions)                             1999     1998
                                                 ------   ------
Total minimum lease payments                     $249.0   $301.9
Less unearned interest income and allowance
     for doubtful accounts                         81.1    106.0
                                                 ------   ------
Total net investment in sales-type leases         167.9    195.9
Less current portion                               21.8     22.5
                                                 ------   ------
Total                                            $146.1   $173.4
                                                 ======   ======

  In 1996 and 1992, Hughes entered into sale-leaseback agreements for certain satellite transponders with other companies, including General Motors Acceptance Corporation ("GMAC"), a subsidiary of GM. Deferred gains from these sale-leaseback agreements are amortized over the expected term of the leaseback period. In 1998, PanAmSat exercised certain early buy-out options and repurchased a portion of the leased transponders for a total payment of $155.5 million. In 1999, PanAmSat exercised early buy-out options for the remaining transponders for $245.4 million in cash and $124.1 million of assumed debt. As a result of the above transactions, no deferred amounts remain outstanding at December 31, 1999.

Note 5:  Intangible Assets

  At December 31, 1999 and 1998, Hughes had $6,642.3 million and $3,184.6 million, respectively, of goodwill, net of accumulated amortization. Goodwill is amortized over 10 to 40 years. Hughes also had , net of accumulated amortization, $763.7 million and $1.3 million of intangible assets at December 31, 1999 and 1998, respectively, which are amortized over 2 to 40 years. Intangible assets consist mainly of FCC licenses, customer lists and dealer networks.

Note 6:  Investments

  Hughes has various investments that are accounted for under the equity method of accounting. Under the equity method of accounting, the investment is recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. Aggregate investments in affiliated companies, including advances and loans, accounted for under the equity method at December 31, 1999 and 1998, amounted to $317.4 million and $57.1 million, respectively. Of these amounts, approximately $232.1 million and $55.9 million at December 31, 1999 and 1998, respectively, represent the investment in DIRECTV Japan, net of accumulated losses of $237.6 million and $102.7 million as of December 31, 1999 and 1998, respectively. Hughes' pre-tax share of losses of investees is disclosed in Note 13, Other Income and Expenses.

  Investments in marketable equity securities stated at current fair value and classified as available-for-sale totaled $1,025.2 million and $486.0 million at December 31, 1999 and 1998, respectively. Accumulated unrealized holding gains, net of taxes, recorded as part of accumulated other comprehensive income (loss), a separate component of stockholder's equity, were $466.0 million and $16.1 million as of December 31, 1999 and 1998, respectively.

Note 7:  Accrued Liabilities and other

(Dollars in Millions)                                    1999     1998
                                                        ------   ------
Payroll and other compensation                          $157.2   $ 93.5
Contract-related provisions                               82.3     38.5
Provision for consumer finance and rebate programs       107.3     93.0
Programming contract liabilities                          82.6      -
Other                                                    464.6    229.3
                                                        ------   ------
Total                                                   $894.0   $454.3
                                                        ======   ======

  Included in other liabilities and deferred credits are long-term programming contract liabilities which totaled $627.1 million at December 31, 1999.

Note 8:  Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

  In October 1999, Hughes issued $500.0 million ($498.9 million net of unamortized discount) of floating rate notes in a private placement with a group of institutional investors. The notes bear interest at a variable rate which was 7.45% at December 31, 1999. Interest is payable quarterly and the notes are due and payable on October 23, 2000.

                        HUGHES ELECTRONICS CORPORATION

Note 8:  Short-Term Borrowings and Long-Term Debt - Concluded

Long-Term Debt                   Interest Rates at
(Dollars in Millions)            December 31, 1999      1999      1998
                                 ------------------   --------   ------
Notes payable                      6.00% - 6.875%     $  874.1   $750.0
Revolving credit facilities        6.77% -  7.10%        727.9    155.9
Other debt                        11.69% - 12.29%         40.5     28.9
                                                      --------   ------
Total debt                                             1,642.5    934.8
Less current portion                                      56.5    156.1
                                                      --------   ------
Total long-term debt                                  $1,586.0   $778.7
                                                      ========   ======

  Notes payable. PanAmSat issued five, seven, ten and thirty-year notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for the five, seven, ten and thirty-year notes as of December 31, 1999 were $200 million, $275 million, $150 million and $125 million, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually.

  In July 1999, in connection with the early buy-out of satellite sale-leasebacks, PanAmSat assumed $124.1 million of variable rate notes, all of which were outstanding at December 31, 1999. The notes mature on various dates through January 2, 2002.

  Revolving credit facilities. Hughes has three unsecured revolving credit facilities totaling $1.6 billion, consisting of a $750.0 million multi-year facility, a $350.0 million 364-day facility, and a $500.0 million bridge facility. The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002. The 364-day facility provides for a commitment of $350.0 million through November 22, 2000. These facilities also provide backup capacity for Hughes' commercial paper program. The bridge facility provides for a commitment of $500.0 million through the earlier of November 22, 2000 or the receipt of proceeds from the issuance of any debt securities of Hughes in a public offering. $500.0 million was outstanding under the multi-year facility at December 31, 1999. No amounts were outstanding under the commercial paper program, 364-day, or bridge facilities at December 31, 1999.

  Each of Hughes' credit facilities contain covenants that Hughes must comply with. The covenants require Hughes to maintain a minimum level of consolidated net worth and not to exceed certain specified ratios. At December 31, 1999, Hughes was in compliance with all such covenants.

  PanAmSat maintains a $500.0 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500.0 million commercial paper program that provides for short-term borrowings. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at December 31, 1999.

  At December 31, 1999, Hughes' 75% owned subsidiary, SurFin Ltd. ("SurFin"), had a total of $227.9 million outstanding under a $400.0 million unsecured revolving credit facility expiring in June 2002.

  Other. At December 31, 1999, Galaxy Latin America, LLC's ("GLA") 100% owned subsidiary, Galaxy Brasil, Ltda. ("GLB"), had a total of $24.3 million outstanding under variable rate notes payable in varying amounts at maturity in April and May 2002.

  Other long-term debt at December 31, 1999 and 1998 consisted primarily of notes that are payable at maturity in April 2007.

  As part of a debt refinancing program undertaken by PanAmSat in 1997, an extraordinary charge of $20.6 million ($34.4 million before taxes) was recorded that resulted from the excess of the price paid for the debt over its carrying value, net of deferred financing costs.

  Hughes has filed a shelf registration statement with the Securities and Exchange Commission with respect to an issuance of up to $2.0 billion of debt securities from time to time. No amounts have been issued as of December 31, 1999.

  The aggregate maturities of long-term debt for the five years subsequent to December 31, 1999 are $56.5 million in 2000, $21.2 million in 2001, $798.8 million in 2002, $200.0 million in 2003 and $566.0 million in 2005 and thereafter.

Note 9:  Income Taxes

  The provision for income taxes is based on reported income from continuing operations before income taxes, minority interests, extraordinary item and cumulative effect of accounting change. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

  Hughes and former Hughes (prior to December 18, 1997), and their domestic subsidiaries join with General Motors in filing a consolidated U.S. federal income tax return. The portion of the consolidated income tax liability or receivable recorded by Hughes is generally equivalent to the amount that would have been recorded on a separate return basis.

  Prior to December 18, 1997, income tax expense was allocated to Hughes as if Hughes filed a separate income tax return.

                        HUGHES ELECTRONICS CORPORATION

The income tax provision (benefit) consisted of the following:

(Dollars in Millions)                        1999       1998      1997
                                           --------   --------   -------
Taxes currently payable (refundable):
U.S. federal                               $(406.5)   $(201.9)   $(51.9)
Foreign                                       30.1       15.9       9.5
State and local                              (24.2)     (36.5)      7.7
                                           -------    -------    ------
 Total                                      (400.6)    (222.5)    (34.7)
                                           -------    -------    ------

Deferred tax liabilities (assets):
U.S. federal                                 185.0       50.8     181.9
State and local                              (21.3)      29.4      14.8
                                           -------    -------    ------
 Total                                       163.7       80.2     196.7
                                           -------    -------    ------

Total income tax provision (benefit)       $(236.9)   $(142.3)   $162.0
                                           =======    =======    ======

  Income (loss) from continuing operations before income taxes, minority interests, extraordinary item and cumulative effect of accounting change included the following components:

(Dollars in Millions)                        1999       1998      1997
                                           --------   --------   -------
U.S. income (loss)                         $(519.0)   $ (10.2)   $415.3
Foreign loss                                (141.0)     (93.0)    (41.2)
                                           -------    -------    ------
Total                                      $(660.0)   $(103.2)   $374.1
                                           =======    =======    ======

  The combined income tax provision (benefit) was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table:

(Dollars in Millions)                                                  1999       1998      1997
                                                                     --------   --------   -------
Expected tax (refund) at U.S. federal statutory income tax rate      $(231.0)   $ (36.1)   $131.0
Research and experimentation tax benefits and resolution of tax
  contingencies                                                        (78.9)    (172.9)    (35.3)
Foreign sales corporation tax benefit                                  (13.6)     (15.6)    (13.0)
U.S. state and local income taxes                                      (29.5)      (4.6)     14.6
Losses of equity method investees                                       60.3       36.7      25.3
Minority interests in losses of partnership                             19.0       19.3      17.5
Non-deductible goodwill amortization                                    31.0       20.0       9.7
Other                                                                    5.8       10.9      12.2
                                                                     -------    -------    ------
Total income tax provision (benefit)                                 $(236.9)   $(142.3)   $162.0
                                                                     =======    =======    ======

  Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31 were as follows:

                                                               1999                     1998
                                                     -----------------------   -----------------------
                                                     Deferred     Deferred     Deferred     Deferred
                                                        Tax          Tax          Tax          Tax
(Dollars in Millions)                                 Assets     Liabilities    Assets     Liabilities
                                                     ---------   -----------   ---------   -----------
Accruals and advances                                $  106.1                   $143.6
Sales and leasebacks                                        -                     65.4
Customer deposits, rebates and commissions               44.1     $  114.1        52.9
State taxes                                              27.9            -        38.8
Gain on PanAmSat merger                                     -        186.3           -        $191.1
Satellite launch insurance costs                            -        136.8           -         103.1
Depreciation and amortization                               -        545.0           -         437.5
Net operating loss and tax credit carryforwards         287.3            -        77.8             -
Programming contract liabilities                        285.0            -           -             -
Unrealized gains on securities                              -        318.6           -           1.2
Write-off related to wireless product lines              95.9            -           -             -
Other                                                   204.4        100.7        70.9          83.7
                                                     --------     --------      ------        ------
Subtotal                                              1,050.7      1,401.5       449.4         816.6
Valuation allowance                                     (84.0)           -       (64.2)            -
                                                     --------     --------      ------        ------
Total deferred taxes                                 $  966.7     $1,401.5      $385.2        $816.6
                                                     ========     ========      ======        ======

                        HUGHES ELECTRONICS CORPORATION

Note 9:  Income Taxes - Concluded

  No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $29.7 million and $18.5 million at December 31, 1999 and 1998, respectively. Repatriation of all accumulated earnings would have resulted in tax liabilities of $10.4 million in 1999 and $6.4 million in 1998.

  At December 31, 1999, Hughes has $84.0 million of deferred tax assets relating to foreign operating loss carryforwards expiring in varying amounts between 2000 and 2004. A valuation allowance was provided for all foreign operating loss carryforwards. At December 31, 1999, a Hughes subsidiary has $45.2 million of alternative minimum tax credits generated in separate filing years, which can be carried forward indefinitely. At December 31, 1999, Hughes' subsidiaries have $126.2 million of deferred tax assets relating to federal net operating loss carryforwards which will expire in varying amounts between 2009 and 2018. Hughes has $11.9 million of deferred tax assets relating to state net operating loss carryforwards which will expire in varying amounts between 2004 and 2018. Hughes also has $20 million of research and experimentation credits which will expire in 2019.

  Hughes has an agreement with Raytheon which governs Hughes' rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the merger of Hughes Defense with Raytheon. Hughes is responsible for any income taxes pertaining to those periods prior to the merger, including any additional income taxes resulting from U.S. federal and state tax audits. Hughes is entitled to any U.S. federal and state income tax refunds relating to those years.

  The U.S. federal income tax returns of former Hughes have been examined through 1994. All years prior to 1986 are closed. Issues relating to the years 1986 through 1994 are being contested through various stages of administrative appeal. The Internal Revenue Service ("IRS") is currently examining former Hughes' U.S. federal tax returns for years 1995 through 1997. Management believes that adequate provision has been made for any adjustment which might be assessed for open years.

  Hughes reached an agreement with the IRS regarding a claim for refund of U.S. federal income taxes related to the treatment of research and experimentation costs for the years 1983 through 1995. Hughes recorded a total of $172.9 million of research and experimentation tax benefits during 1998, a substantial portion of which related to the above noted agreement with the IRS and covered prior years.

  Hughes has taxes receivable from GM at December 31, 1999 and 1998, respectively, of approximately $610.6 million and $379.3 million of which $290.8 million and $45.1 million, respectively, are included in prepaid expenses and other in the balance sheets.

Note 10:  Retirement Programs and Other Postretirement Benefits

  Substantially all of Hughes' employees participate in Hughes' contributory and non-contributory defined benefit retirement plans. Benefits are based on years of service and compensation earned during a specified period of time before retirement. Additionally, an unfunded, nonqualified pension plan covers certain employees. Hughes also maintains a program for eligible retirees to participate in health care and life insurance benefits generally until they reach age 65. Qualified employees who elected to participate in the Hughes contributory defined benefit pension plans may become eligible for these health care and life insurance benefits if they retire from Hughes between the ages of 55 and 65.

  Prior to December 18, 1997, the pension related assets and liabilities and the postretirement benefit plans were maintained by former Hughes for its non-automotive businesses and were not included in the Hughes balance sheet. A portion of former Hughes' net pension expense and postretirement benefit cost was allocated to Hughes and is included in the Statements of Operations and Available Separate Consolidated Net Income (Loss). For 1997, the pension expense and post retirement benefit cost components were not determined separately for the Hughes participants. The 1997 information presented below is based on pro rata allocations from former Hughes for each pension and postretirement benefit component.

                        HUGHES ELECTRONICS CORPORATION

  The components of the pension benefit obligation and the other postretirement benefit obligation, as well as the net benefit obligation recognized in the balance sheets, are shown below:

                                                                                    Other
                                                                                Postretirement
                                                          Pension Benefits         Benefits
                                                         ------------------   -------------------
                (Dollars in Millions)                      1999      1998      1999       1998
                                                         --------   -------   -------   ---------
Change in Benefit Obligation
Net benefit obligation at beginning of year              $341.8     $316.4    $ 24.7     $ 19.5
Service cost                                               14.5       13.6       0.6        0.5
Interest cost                                              23.9       22.5       1.5        1.2
Plan participants' contributions                            3.0        3.0         -          -
Actuarial (gain) loss                                     (31.3)      17.1      (2.7)       5.1
Benefits paid                                             (34.2)     (30.8)     (1.3)      (1.6)
                                                         ------     ------    ------     ------
Net benefit obligation at end of year                     317.7      341.8      22.8       24.7
                                                         ------     ------    ------     ------

Change in Plan Assets
Fair value of plan assets at beginning of year            346.6      337.0         -          -
Actual return on plan assets                               69.6       30.3         -          -
Employer contributions                                      3.0        4.3      (1.3)      (1.6)
Plan participants' contributions                            3.0        3.0         -          -
Benefits paid                                             (34.2)     (30.8)      1.3        1.6
Transfers                                                   2.1        2.8         -          -
                                                         ------     ------    ------     ------
Fair value of plan assets at end of year                  390.1      346.6         -          -
                                                         ------     ------    ------     ------

Funded status at end of year                               72.4        4.8     (22.8)     (24.7)
  Unamortized amount resulting from changes
     in plan provisions                                    (0.4)       1.9         -          -
  Unamortized net amount resulting from changes
     in plan experience and actuarial assumptions         (38.7)      26.7      (1.4)       0.7
                                                         ------     ------    ------     ------
Net amount recognized at end of year                     $ 33.3     $ 33.4    $(24.2)    $(24.0)
                                                         ======     ======    ======     ======

Amounts recognized in the balance sheet consist of:
  Prepaid benefit cost                                   $ 43.0     $ 42.0
  Accrued benefit cost                                    (24.6)     (23.2)   $(24.2)    $(24.0)
  Intangible asset                                          2.6        3.2         -          -
  Deferred tax assets                                       5.0        4.6         -          -
  Accumulated other comprehensive loss                      7.3        6.8         -          -
                                                         ------     ------    ------     ------
Net amount recognized at end of year                     $ 33.3     $ 33.4    $(24.2)    $(24.0)
                                                         ======     ======    ======     ======

  Included in the pension plan assets at December 31, 1999 and 1998 are GM Class H common stock of $0.6 million and $0.4 million, GM $1-2/3 common stock of $0.3 million and $1.3 million and GMAC bonds of $0.5 million and $0.6 million, respectively.

                        HUGHES ELECTRONICS CORPORATION


Note 10:  Retirement Programs and Other Postretirement Benefits - Concluded

                                                                Other
                                                            Postretirement
Weighted-average assumptions as of      Pension Benefits       Benefits
   December 31                          ----------------   ----------------
                                         1999      1998     1999      1998
                                        ------    ------   ------    ------
Discount rate                            7.75%     6.75%    7.50%     6.50%
Expected return on plan assets           9.50%     9.50%    N/A       N/A
Rate of compensation increase            5.00%     5.00%    N/A       N/A

  For measurement purposes, a 9.0% annual rate of increase per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually 0.5% per year to 6.0% in 2006.

                                                                                          Other
                                                                                      Postretirement
                                                       Pension Benefits                  Benefits
                                                  ---------------------------     ------------------------
 (Dollars in Millions)                             1999      1998      1997        1999     1998     1997
                                                  ------    ------    ------      ------   ------   ------
Components of net periodic benefit cost
Benefits earned during the year                   $ 14.5    $ 13.6    $ 11.4      $0.6     $ 0.5    $ 0.5
Interest accrued on benefits earned in
 prior years                                        23.9      22.5      22.4       1.5       1.2      1.2
Expected return on assets                          (28.5)    (26.3)    (24.7)        -         -        -
Amortization components
  Asset at date of adoption                            -      (2.7)     (3.0)        -         -        -
  Amount resulting from changes in
   plan provisions                                   0.4       0.4       0.4         -         -        -
  Net amount resulting from changes
   in plan experience and actuarial
   assumptions                                       4.7       2.7       2.0         -      (0.1)    (0.2)
                                                  ------    ------    ------      ----     -----    -----

 Net periodic benefit cost                        $ 15.0    $ 10.2    $  8.5      $2.1     $ 1.6    $ 1.5
                                                  ======    ======    ======      ====     =====    =====

  The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $52.9 million and $42.4 million, respectively, as of December 31, 1999 and $49.8 million and $38.9 million, respectively, as of December 31, 1998. The pension plans with accumulated benefit obligations in excess of plan assets do not have any underlying assets.

  A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                             1-Percentage     1-Percentage
(Dollars in Millions)                                       Point Increase   Point Decrease
                                                            --------------   --------------
Effect on total of service and interest cost components          $0.4            $(0.3)
Effect on postretirement benefit obligation                       3.2             (2.8)

  Hughes maintains 401(k) plans for qualified employees. A portion of employee contributions are matched by Hughes and amounted to $12.5 million, $10.6 million and $9.6 million in 1999, 1998 and 1997, respectively.

  Hughes has disclosed certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "other postretirement benefit obligation." Notwithstanding the recording of such amounts and the use of these terms, Hughes does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of Hughes (other than pensions) represent legally enforceable liabilities of Hughes.

Note 11:  Stockholder's Equity

  In connection with the Hughes Transactions, Hughes was recapitalized on December 17, 1997 at which time 1,000 shares of $1.00 par value common stock, representing all of the authorized and outstanding common stock of Hughes, were issued to GM. Prior to December 17, 1997, the equity of Hughes was comprised of Parent Company's net investment in its telecommunications and space business.

                        HUGHES ELECTRONICS CORPORATION

Note 11:  Stockholder's Equity - Concluded

  The following represents changes in the components of accumulated other comprehensive income (loss), net of taxes, as of December 31:

                                          1999                            1998                               1997
                               -----------------------------   -----------------------------   --------------------------
                                            Tax                             Tax
                               Pre-tax    (Credit)     Net     Pre-tax    (Credit)     Net     Pre-tax     Tax      Net
(Dollars in Millions)           Amount    Expense    Amount     Amount    Expense    Amount    Amount    Expense   Amount
                               --------   --------   -------   --------   --------   -------   -------   -------   ------
Minimum pension
   liability adjustments        $ (0.8)    $ (0.3)   $ (0.5)    $ (0.8)    $(0.3)     $(0.5)        -        -         -
Foreign currency
   translation
   adjustments                  $ 11.0          -    $ 11.0     $  3.8         -      $ 3.8      $0.6        -      $0.6
Unrealized gains
   on securities                $767.3     $317.4    $449.9     $  3.0     $ 1.2      $ 1.8         -        -         -
Reclassification
   adjustment for gains
   included in net income            -          -         -     $(11.8)    $(4.7)     $(7.1)        -        -         -

Note 12:  Incentive Plans

  Under the Hughes Electronics Corporation Incentive Plan ("the Plan"), as approved by the GM Board of Directors in 1999, shares, rights or options to acquire up to 77.6 million shares of GM Class H common stock on a cumulative basis were available for grant through December 31, 1999.

  The GM Executive Compensation Committee may grant options and other rights to acquire shares of GM Class H common stock under the provisions of the Plan. The option price is equal to 100% of the fair market value of GM Class H common stock on the date the options are granted. These nonqualified options generally vest over two to four years, expire ten years from date of grant and are subject to earlier termination under certain conditions.

  As part of the Hughes Transactions, the outstanding options of former Hughes employees who continued as Hughes employees were converted on December 18, 1997 into options to purchase recapitalized GM Class H common stock. Recognition of compensation expense was not required in connection with the conversion.

  Changes in the status of outstanding options were as follows:

                                      Shares Under    Weighted-Average
GM Class H Common Stock                  Option        Exercise Price
                                      ------------    ----------------
Outstanding at December 31, 1997       13,961,615          $29.08
Granted                                 4,180,525           51.02
Exercised                              (1,506,241)          23.22
Terminated                               (937,179)          31.79
                                       ----------          ------
Outstanding at December 31, 1998       15,698,720          $35.32
Granted                                 5,004,275           48.23
Exercised                              (3,436,057)          29.84
Terminated                             (1,431,582)          40.46
                                       ----------          ------
Outstanding at December 31, 1999       15,835,356          $39.84
                                       ==========          ======

                         HUGHES ELECTRONICS CORPOATION

Note 12:  Incentive Plans - Concluded

  The following table summarizes information about the Plan stock options outstanding at December 31, 1999:

                               Options Outstanding                     Options Exercisable
                     -------------------------------------------   ----------------------------
                                     Weighted-
                                      Average
                                     Remaining       Weighted-                     Weighted-
     Range of           Number      Contractual       Average         Number        Average
 Exercise Prices     Outstanding   Life (years)   Exercise Price   Exercisable   Exercise Price
 ---------------     -----------   ------------   --------------   -----------   --------------
 $9.86 to $20.00         326,686        2.9           $15.06           326,686        $ 15.06
 20.01 to  30.00         663,549        4.9            22.24           663,549          22.24
 30.01 to  40.00       6,634,506        7.1            31.74         3,842,272          32.01
 40.01 to  50.00       5,573,775        9.0            46.37            17,712          47.63
 50.01 to  85.72       2,636,840        8.5            55.78         1,031,719          54.79
 ---------------      ----------        ---           ------         ---------        -------
 $9.86 to $85.72      15,835,356        7.8           $39.84         5,881,938        $ 33.59
 =====    ======      ==========        ===            =====         =========        =======

  At December 31, 1999, 43.1 million shares were available for grant under the Plan subject to GM Executive Compensation Committee approval.

  On May 5, 1997, PanAmSat adopted a stock option incentive plan with terms similar to the Plan. As of December 31, 1999, PanAmSat had 3,455,832 options outstanding to purchase its common stock with exercise prices ranging from $29.00 per share to $59.75 per share. The options vest ratably over three to four years and have a remaining life ranging from seven years to nine years. At December 31, 1999, 439,420 options were exercisable at a weighted average exercise price of $36.46. The PanAmSat options have been considered in the following pro forma analysis.

  The following table presents pro forma information as if Hughes recorded compensation cost using the fair value of issued options on their grant date, as required by SFAS No. 123, Accounting for Stock Based Compensation:

(Dollars in Millions)                                    1999      1998     1997
                                                       --------   ------   ------
Earnings (loss) used for computation of available
 separate consolidated net income (loss)
          as reported                                  $(321.2)   $271.7   $470.7
          pro forma                                     (384.9)    186.7    427.2

  The pro forma amounts for compensation cost are not indicative of the effects on operating results for future periods.

  For stock options granted prior to the Hughes Transactions, the estimated compensation cost was based upon an allocation from former Hughes which was calculated using the Black-Scholes valuation model for estimation of the fair value of its options. The following table presents the estimated weighted-average fair value of options granted and the assumptions used for the 1999, 1998 and 1997 calculations (for 1998 and 1997, stock volatility was estimated based upon a three-year average derived from a study of a Hughes determined peer group):

                                                    1999       1998      1997
                                                  --------   --------   -------
Estimated fair value per option granted           $ 24.02    $ 22.78    $26.90
Average exercise price per option granted           48.23      51.02     31.71
Expected stock volatility                            38.0%      32.8%     32.5%
Risk-free interest rate                               5.2%       5.6%      5.9%
Expected option life (in years)                       7.0        6.2       7.0

Note 13:  Other Income and Expenses

(Dollars in Millions)                               1999       1998      1997
                                                  -------    -------    ------
Equity losses from unconsolidated affiliates      $(189.2)   $(128.3)   $(72.2)
Gain on PanAmSat merger                                 -          -     489.7
Gain from sale of common stock of an affiliate       39.4          -         -
Other                                                13.5      (23.5)    (28.9)
                                                  -------    -------    ------
Total other, net                                  $(136.3)   $(151.8)   $388.6
                                                  =======    =======    ======

                        HUGHES ELECTRONICS CORPORATION

Note 13:  Other Income and Expenses - Concluded

  Equity losses from unconsolidated affiliates at December 31, 1999 are primarily comprised of losses at DIRECTV Japan, of which Hughes owns 42.2%, Hughes Ispat Limited, of which Hughes owns 45%, Galaxy Entertainment de Venezuela, C.A., of which Hughes owns 20% and American Mobile Satellite Corporation ("AMSC"). During the third quarter of 1999, AMSC issued new shares of its common stock, resulting in Hughes recording an increase in its investment in AMSC of $50.2 million with an offsetting adjustment to other comprehensive income (loss), a separate component of stockholder's equity. The issuance of the new shares diluted Hughes' ownership in AMSC to 14%. Since Hughes no longer exerted significant influence over AMSC's operations, the accounting for the AMSC investment from the equity method to the cost basis of accounting.

Note 14:  Related-Party Transactions

  In the ordinary course of its operations, Hughes provides telecommunications services and sells electronic components to, and purchases sub-components from, related parties.

  The following table summarizes significant related-party transactions:

(Dollars in Millions)                   1999    1998    1997
                                        -----   -----   -----
Revenues                                $46.5   $40.5   $25.0
Costs and expenses
  Purchases                              35.2    29.0    38.4
  Allocation of corporate expenses          -       -    57.9
  Allocated interest                        -       -    31.6

Note 15:  Available Separate Consolidated Net Income (Loss)

  Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).

  Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) ("ASCNI") of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the separate consolidated net income (loss) of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes and including the effects of preferred dividends paid and/or payable to GM (earnings
(loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period (124.7 million, 105.3 million and 101.5 million during 1999, 1998 and 1997, respectively) and the denominator of which is a number equal to the weighted- average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 418.5 million during 1999 and 399.9 million during 1998 and 1997. Upon conversion of the GM Series H preference stock into GM Class H common stock, both the numerator and the denominator used in the computation of ASCNI will increase by the number of shares of the GM Class H common stock issued (see further discussion in Note 16). In addition, the denominator used in determining the ASCNI of Hughes may be adjusted from time to time as deemed appropriate by the GM Board of Directors ("GM Board") to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Restated Certificate of Incorporation.

  In connection with the PRIMESTAR and USSB transactions (see further discussion in Note 17), GM contributed to Hughes an amount of cash sufficient to enable Hughes to purchase from GM, for fair value as determined by the GM Board, the number of shares of GM Class H common stock delivered by Hughes. In accordance with the GM certificate of incorporation, the Class H dividend base was increased to reflect that number of shares. The number of shares issued as part of the PRIMESTAR acquisition and the USSB merger have been included in the calculation of both the numerator and denominator of the fraction described above since the consummation dates of the transactions.

                        HUGHES ELECTRONICS CORPORATION

Note 15:  Available Separate Consolidated Net Income (Loss) - Concluded

  Effective January 1, 1999, shares of Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes increases the numerator and denominator of the fraction referred to above. Prior to January 1, 1999, the exercise of stock options did not affect the GM Class H dividend base (denominator). From time to time, in anticipation of exercises of stock options, Hughes purchases Class H common stock on the open market. Upon purchase, these shares are retired and therefore decrease the numerator and denominator of the fraction referred to above.

  Dividends may be paid on the GM Class H common stock only when, as, and if declared by GM's Board of Directors in its sole discretion. Dividends may be paid on GM Class H common stock to the extent of the amount initially determined to be available for the payment of dividends on GM Class H common stock, plus the portion of earnings of GM after the closing of the Hughes Transactions attributed to GM Class H common stock. The GM Board determined that the amount initially available for the payment of dividends on shares of the recapitalized GM Class H common stock was the cumulative amount available for the payment of dividends on GM Class H common stock immediately prior to the closing of the Hughes Transactions, reduced by a pro rata portion of the net reduction in GM's total stockholder's equity resulting from the Hughes Transactions. As of December 31, 1999 , the amount available for the payment of dividends on GM Class H common stock was $5.4 billion . The GM Board does not currently intend to pay cash dividends on the recapitalized GM Class H common stock.

Note 16:  Hughes Series A Preferred Stock

  On June 24, 1999, as part of a strategic alliance with Hughes, America Online ("AOL") invested $1.5 billion in shares of GM Series H 6.25% Automatically Convertible Preference Stock ("GM Series H Preference Stock"). The GM Series H preference stock will automatically convert into GM Class H common stock in three years based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, and accrues quarterly dividends at a rate of 6.25% per year. It may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL in shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H preference stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. These preferred stock dividends payable to GM will reduce Hughes' earnings used for computation of the ASCNI of Hughes, which will have an effect equivalent to the payment of dividends on the Series H preference stock as if those dividends were paid by Hughes. Upon conversion of the GM Series H preference stock into GM Class H common stock, Hughes will redeem the Series A Preferred Stock through a cash payment to GM equal to the fair market value of the GM Class H common stock issuable upon the conversion. Simultaneous with GM's receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount. In connection with this capital contribution, the denominator of the fraction used in the computation of the ASCNI of Hughes will be increased by the corresponding number of shares of GM Class H common stock issued. Accordingly, upon conversion of the GM Series H preference stock into GM Class H common stock, both the numerator and denominator used in the computation of ASCNI will increase by the amount of the GM Class H common stock issued.

Note 17:  Acquisitions, Investments and Divestitures

Acquisitions and Investments

     In September and November of 1999, DIRECTV Japan, Hughes' 42.2% owned affiliate, raised a total of approximately $281 million through the issuance of bonds, convertible into common stock, to five of its major shareholders, including $244.7 million issued to Hughes.

  On July 28, 1999, GLA acquired GLB, the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap also sold its 10% equity interest in GLA to Hughes and The Cisneros Group of Companies, the remaining GLA partners, which increased Hughes' ownership interest in GLA to 77.8%. As part of the transaction, Hughes also increased its ownership interest in SurFin from 59.1% to 75.0%. The total consideration paid in the transactions amounted to approximately $101.1 million.

                        HUGHES ELECTRONICS CORPORATION

     On May 20, 1999, Hughes acquired by merger all of the outstanding capital stock of U.S. Satellite Broadcasting Company ("USSB"), a provider of premium subscription television programming via the digital broadcasting system that it shares with DIRECTV. The total consideration of approximately $1.6 billion paid in July 1999, consisted of approximately $0.4 billion in cash and 22.6 million shares of Class H common stock.

     On April 28, 1999, Hughes completed the acquisition of PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of Class H common stock, for a total purchase price of $1.3 billion. As part of the agreement to acquire PRIMESTAR, Hughes agreed to purchase the high-power satellite assets and related orbital frequencies of Tempo Satellite Inc., a wholly-owned subsidiary of TCI Satellite Entertainment Inc. The purchase price for the Tempo Satellite assets consisted of $500 million in cash. Of this purchase price, $150 million was paid on March 10, 1999 for a satellite that has not yet been launched and the remaining $350 million was paid on June 4, 1999 for an in-orbit satellite and 11 related satellite orbital frequencies.

     Hughes agreed, in connection with its acquisition of PRIMESTAR, to exit the medium-power business prior to May 1, 2001. Hughes formulated a detailed exit plan during the second quarter of 1999 and immediately began to migrate the medium-power customers to DIRECTV's high-power platform. Accordingly, Hughes accrued exit costs of $150 million in determining the purchase price allocated to the net assets acquired. The principal components of such exit costs include penalties to terminate assumed contracts and costs to remove medium-power equipment from customer premises. The timing of subscriber migration and exit of the medium-power business is currently estimated to occur by the end of 2000, but is subject to change pending final management determination, which could result in an adjustment to the amount of accrued exit costs. The amount of accrued exit costs remaining at December 31, 1999 was $123.9 million.

     In February 1999, Hughes acquired an additional ownership interest in Grupo Galaxy Mexicana, S.R.L. de C.V. ("GGM"), a Latin America local operating company which is the exclusive distributor of DIRECTV in Mexico, from Grupo MVS, S.R.L. de C.V. Hughes' equity ownership represents 49.0% of the voting equity and all of the non-voting equity of GGM. In October 1998, Hughes acquired from Grupo MVS an additional 10.0% interest in GLA, increasing Hughes' ownership interest to 70.0%. Hughes also acquired an additional 19.8% interest in SurFin, a company providing financing of subscriber receiver equipment for certain local operating companies located in Latin America and Mexico, increasing Hughes' ownership percentage from 39.3% to 59.1%. The aggregate purchase price for these transactions was $197.0 million in cash.

     In May 1998, Hughes purchased an additional 9.5% interest in PanAmSat for $851.4 million in cash, increasing its ownership interest in PanAmSat to 81.0%. PanAmSat was originally acquired in May 1997, when Hughes and PanAmSat completed the merger of their respective satellite service operations into a new publicly-held company, which retained the name PanAmSat Corporation. Hughes contributed its Galaxy satellite services business in exchange for a 71.5% interest in the new company. Existing PanAmSat stockholders received a 28.5% interest in the new company and $1.5 billion in cash. Such cash consideration and other funds required to consummate the merger were funded by new debt financing totaling $1,725.0 million borrowed from GM, which was subsequently repaid in December 1997. The PanAmSat merger was treated as a partial sale of the Galaxy business by Hughes and resulted in a one-time pre-tax gain of $489.7 million ($318.3 million after-tax).

     The financial information included herein reflects the acquisitions discussed above from their respective dates of acquisition. The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in goodwill additions of $3,612.4 million and $702.9 million for the years ended December 31, 1999 and 1998, respectively.

     The December 31, 1999 financial statements reflect a preliminary allocation of the purchase price for the PRIMESTAR transaction based upon information currently available. Adjustments relating to the tangible assets, including equipment located on customer premises; intangible assets, including customer lists and dealer network; and accrued liabilities for programming contracts and leases with above-market rates are estimates pending the completion of independent appraisals currently in process. Additionally, the adjustment to recognize the benefit of net operating loss carryforwards of USSB represents a preliminary estimate pending further review and analysis by Hughes management. The foregoing appraisals, review and analysis are expected to be completed by March 31, 2000. Accordingly, the final purchase price allocations may be different from the amounts reflected herein.

                        HUGHES ELECTRONICS CORPORATION

Note 17:  Acquisitions, Investments and Divestitures - Concluded

  The following selected unaudited pro forma information is being provided to present a summary of the combined results of Hughes and USSB and PRIMESTAR for 1999 and 1998 as if the acquisitions had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data presents only significant transactions, is presented for informational purposes only and may not necessarily reflect the results of operations of Hughes had these companies operated as part of Hughes for each of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

(Dollars in Millions)                                  1999        1998
                                                    ---------   --------
Total Revenues                                      $6,350.3    $5,318.6
Income (loss) before extraordinary item and
   cumulative effect of accounting change             (297.1)      160.0
Net income (loss)                                     (297.1)      150.8
Pro forma available separate consolidated net
   Income (loss)                                      (103.1)       53.4

Divestitures

  On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite systems manufacturing businesses to The Boeing Company ("Boeing") for $3.75 billion in cash. The final transaction, which is subject to regulatory approval, is expected to close in the second or third quarter of 2000. The financial results for the satellite systems manufacturing businesses are treated as discontinued operations for all periods presented herein.

  On December 15, 1997, Hughes sold substantially all of the assets and liabilities of the Hughes Avicom business to Rockwell Collins, Inc. for cash, which resulted in an after-tax gain of $62.8 million. Hughes Avicom is treated as a discontinued operation for all periods prior to its disposition.

     Summarized financial information for the discontinued operations follows:

(Dollars in Millions)             1999        1998        1997
                               --------    --------    --------
Revenues                       $1,780.4    $2,483.3    $2,392.5
Income tax provision               42.9        97.6        74.7
Net income                         99.8       196.4       170.6

  Hughes also announced on January 13, 2000, the discontinuation of its mobile cellular and narrowband local loop product lines at Hughes Network Systems. As a result of this decision, Hughes recorded a fourth quarter 1999 pre-tax charge to continuing operations of $272.1 million. The charge represents the write-off of receivables and inventories, licenses, software and equipment with no alternative use.

  Also, in December 1997, Hughes repurchased from AT&T for $161.8 million, a 2.5% equity interest in DIRECTV, ending AT&T's marketing agreement to distribute the DIRECTV direct broadcast satellite television service and DIRECTV/TM/ receiver equipment.

Note 18:  Derivative Financial Instruments and Risk Management

  In the normal course of business, Hughes enters into transactions that expose it to risks associated with foreign exchange rates. Hughes utilizes derivative instruments in an effort to mitigate these risks. Hughes' policy is to not enter into speculative derivative instruments for profit or execute derivative instrument contracts for which there are no underlying exposures. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments are highly correlated with changes in market values of the underlying transactions, both at the inception of the hedge and over the life of the hedge contract.

  Hughes primarily uses foreign exchange-forward contracts to hedge firm commitments denominated in foreign currencies. Foreign exchange-forward contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. The total notional amounts of contracts afforded hedge accounting treatment at December 31, 1999 and 1998 were not significant.

  Hughes is exposed to credit risk in the event of non-performance by the counterparties to its foreign exchange-forward contracts. While Hughes believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

                        HUGHES ELECTRONICS CORPORATION

Note 19: Segment Reporting

  Hughes' segments, which are differentiated by their products and services, include Direct-To-Home Broadcast, Satellite Services, and Network Systems. Direct-To-Home Broadcast is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers. Satellite Services is engaged in the selling, leasing and operating of satellite transponders and providing services for cable television systems, news companies, Internet service providers and private business networks. Network Systems is engaged in manufacturing DIRECTV receiver equipment and providing satellite wireless communications ground equipment and business communications services. Other includes the corporate office and other entities.

  Selected information for Hughes' operating segments are reported as follows:

                              Direct-To-
                                 Home       Satellite    Network
(Dollars in Millions)          Broadcast    Services     Systems      Other     Eliminations      Total
---------------------------   -----------   ---------   ---------   ---------   -------------   ----------
1999
External Revenues               $3,781.7     $  673.6   $1,091.7    $   13.3             -      $ 5,560.3
Intersegment Revenues                3.3        137.0      293.0         2.5       $(435.8)             -
                                --------     --------   --------    --------       -------      ---------
Total Revenues                  $3,785.0     $  810.6   $1,384.7    $   15.8       $(435.8)     $ 5,560.3
                                --------     --------   --------    --------       -------      ---------
Operating Profit (Loss)         $ (292.1)    $  338.3   $ (227.3)   $ (143.8)      $(103.1)     $  (428.0)
Depreciation and
   Amortization                    312.0        280.5       49.2        20.8         (11.8)         650.7
Intangibles, net                 4,308.5      2,368.6       46.9       682.0             -        7,406.0
Segment Assets                   9,056.6      5,984.7    1,167.3     2,765.9        (377.5)      18,597.0
Capital Expenditures (1)           516.9        956.4       35.0       170.0         (13.0)       1,665.3
                                --------     --------   --------    --------       -------      ---------
1998
External Revenues               $1,813.7     $  643.8   $1,000.6    $   22.5             -      $ 3,480.6
Intersegment Revenues                2.4        123.5       76.1         1.4       $(203.4)             -
                                --------     --------   --------    --------       -------      ---------
Total Revenues                  $1,816.1     $  767.3   $1,076.7    $   23.9       $(203.4)     $ 3,480.6
                                --------     --------   --------    --------       -------      ---------
Operating Profit (Loss)         $ (228.1)    $  318.3   $   10.9    $ (114.2)      $ (33.1)     $   (46.2)
Depreciation and
   Amortization                    102.3        235.0       41.7        13.9          (5.0)         387.9
Intangibles, net                       -      2,433.5       53.6       698.8             -        3,185.9
Segment Assets                   2,190.4      5,890.5    1,299.0     3,470.6        (233.1)      12,617.4
Capital Expenditures (1)           230.8        921.7       40.0         3.3         133.0        1,328.8
                                --------     --------   --------    --------       -------      ---------
1997
External Revenues               $1,276.9     $  537.3   $  998.3    $   25.8             -      $ 2,838.3
Intersegment Revenues                  -         92.6       13.0         2.7       $(108.3)             -
                                --------     --------   --------    --------       -------      ---------
Total Revenues                  $1,276.9     $  629.9   $1,011.3    $   28.5       $(108.3)     $ 2,838.3
                                --------     --------   --------    --------       -------      ---------
Operating Profit (Loss)         $ (254.6)    $  292.9   $   74.1    $  (63.7)      $  (5.2)     $    43.5
Depreciation and
   Amortization                     86.1        145.2       32.0           -          (3.0)         260.3
Intangibles, net                       -      2,498.5          -        63.6             -        2,562.1
Segment Assets                   1,408.7      5,682.4    1,215.6     3,918.0         (83.2)      12,141.5
Capital Expenditures (1)           105.6        625.7       43.1         0.4         (62.1)         712.7
                                --------     --------   --------    --------       -------      ---------

(1) Includes expenditures related to satellites in segments as follows: $136.0 million and $70.2 million in 1999 and 1998, respectively, for Direct-To-Home Broadcast segment; $532.8 million, $726.3 million and $606.1 million in 1999, 1998 and 1997, respectively, for Satellite Services segment. Satellite Services segment also includes $369.5 million and $155.5 million in 1999 and 1998, respectively, related to the early buy-out of satellite sale-leasebacks.

                        HUGHES ELECTRONICS CORPORATION

Note 19: Segment Reporting - Concluded

  A reconciliation of operating profit (loss) to income (loss) from continuing operations before income taxes, minority interests, extraordinary item and cumulative effect of accounting change, as shown in the Statement of Operations and Available Separate Consolidated Net Income (Loss), follows:

(Dollars in Millions)                                           1999       1998      1997
                                                              --------   --------   -------
Operating profit (loss)                                       $(428.0)   $ (46.2)   $ 43.5
Interest income                                                  27.0      112.3      33.0
Interest expense                                               (122.7)     (17.5)    (91.0)
Other, net                                                     (136.3)    (151.8)    388.6
                                                               ------     ------     -----
Income (loss) from continuing operations before income
  taxes, minority interests, extraordinary item and
  cumulative effect of accounting change                      $(660.0)   $(103.2)   $374.1
                                                              =======    =======    ======

  The following table presents revenues earned from customers located in different geographic areas. Property is grouped by its physical location. All satellites are reported as United States assets.


                                   1999                      1998                     1997
                            -----------------------   -----------------------   -----------------------
                                            Net                       Net                       Net
Total                         Total      Property &     Total      Property &     Total      Property &
(Dollars in Millions)        Revenues    Satellites    Revenues    Satellites    Revenues    Satellites
                            ----------   ----------   ----------   ----------   ----------   ----------
North America
  United States              $4,407.9     $4,891.8     $2,645.6     $3,830.6     $1,781.5     $3,178.6
  Canada and Mexico             114.6         51.8         56.9          2.0         44.8            -
                             --------     --------     --------     --------     --------     --------
Total North America           4,522.5      4,943.6      2,702.5      3,832.6      1,826.3      3,178.6
                             --------     --------     --------     --------     --------     --------

Europe
  United Kingdom                175.2         10.5        111.3         14.1         25.8         10.4
  Other                          47.6          0.2         61.2          0.3        121.7          0.1
                             --------     --------     --------     --------     --------     --------
Total Europe                    222.8         10.7        172.5         14.4        147.5         10.5
                             --------     --------     --------     --------     --------     --------

Latin America
  Brazil                        157.7        151.1        150.9          4.6        102.1            -
  Other                         245.3          9.8        104.2         11.1         90.4            -
                             --------     --------     --------     --------     --------     --------
Total Latin America             403.0        160.9        255.1         15.7        192.5            -
                             --------     --------     --------     --------     --------     --------

Asia
  Japan                         103.6          0.7         67.5          0.5         21.1          0.5
  India                          85.1         12.4         79.9         14.7         41.9         12.7
  China                          27.7          1.2         63.4          1.7        154.3          1.5
  Other                         108.5          0.5         65.5          0.6        359.9          0.4
                             --------     --------     --------     --------     --------     --------
Total Asia                      324.9         14.8        276.3         17.5        577.2         15.1
                             --------     --------     --------     --------     --------     --------

Total Middle East                11.9            -         20.0            -         47.2            -
Total Africa                     75.2          0.3         54.2          0.3         47.6            -
                             --------     --------     --------     --------     --------     --------
  Total                      $5,560.3     $5,130.3     $3,480.6     $3,880.5     $2,838.3     $3,204.2
                             ========     ========     ========     ========     ========     ========

Note 20: Commitments and Contingencies

  In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor as part of the Hughes restructuring transactions and the subsequent merger of that business with Raytheon Company, the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. These financial adjustments might require a cash payment from Raytheon to Hughes or vice versa.

                        HUGHES ELECTRONICS CORPORATION

  A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. Hughes and Raytheon are proceeding with the dispute resolution process. It is possible that the ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the disputes through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that Hughes has proposed.

  On June 3, 1999, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., which Hughes refers to together in this description as `` DIRECTV'', in the U.S. District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement with the NRTC. The DBS Distribution Agreement provides the NRTC with certain rights, in certain specified portions of the United States, with respect to DIRECTV programming delivered over 27 of the 32 frequencies at the 101 (degrees) west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB over the other five frequencies at 101 (degrees). DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because, among other things, the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101 (degrees). The NRTC's complaint seeks, in the alternative, the right to distribute former USSB programming on a non-exclusive basis and the recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV maintains that the NRTC's right under the DBS Distribution Agreement is to market and sell the former USSB programming as its agent and the NRTC is not entitled to the claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV has also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the DBS Distribution Agreement.

  On August 26, 1999, the NRTC filed a second lawsuit against DIRECTV alleging that DIRECTV has breached the DBS Distribution Agreement. In this lawsuit, the NRTC is asking the court to require DIRECTV to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV derives from programming providers and other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims.

  Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., the two largest NRTC affiliates, filed an action on January 11, 2000 against DIRECTV in the U.S. District Court in Los Angeles. The plaintiffs allege, among other things, that DIRECTV has interfered with their contractual relationship with the NRTC. The plaintiffs plead that their rights and damages are derivative of the rights and claims asserted by the NRTC in its two cases against DIRECTV. The plaintiffs also allege that DIRECTV has interfered with their contractual relationships with manufacturers and distributors by preventing those parties from selling receiving equipment to the plaintiffs' dealers. DIRECTV denies that it has wrongfully interfered with any of plaintiffs' business relationships and will vigorously defend the lawsuit. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached in the NRTC and Pegasus litigation that could be material to Hughes' results of operations or financial position.

  General Electric Capital Corporation ("GECC") and DIRECTV, Inc. entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV is seeking damages from GECC in excess of $45 million. Hughes intends to vigorously contest GECC's allegations and pursue its own contractual rights and remedies. Hughes does not believe that the litigation will have a material adverse impact on its results of operations or financial position. Pretrial discovery is completed. No specific trial date has been set, but a trial may be held in 2000.

                        HUGHES ELECTRONICS CORPORATION

Note 20: Commitments and Contingencies - Concluded

  There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. If Hughes were to enter into a settlement of this matter prior to the closing of the Boeing transaction that involves a debarment from sales to the U.S. government or a material suspension of Hughes' export licenses or other material limitation on projected business activities of the satellite systems manufacturing businesses, Boeing would not be obligated to complete the purchase of Hughes' satellite systems manufacturing businesses. Hughes does not expect the grand jury investigation or State Department review to result in a material adverse effect upon its business.

  Hughes Space and Communications International, a wholly owned subsidiary of Hughes Space and Communications Company, has certain contracts with ICO Global Communications Operations to build the satellites and related components for a global wireless communications system. Hughes owns approximately 2.6% of the equity in ICO's parent company (which Hughes has agreed to sell to Boeing as part of the sale of Hughes' satellite systems manufacturing businesses). On August 27, 1999, the ICO parent company filed for bankruptcy protection under Chapter 11 in U.S. Bankruptcy Court in Wilmington, Delaware. On December 3, 1999, the U.S. Bankruptcy Court in this case granted final approval of debtor-in-possession financing in the amount of $500 million to a group led by Craig McCaw, the Chairman of Teledesic LLC, a company establishing a global broadband Internet-in-the-Sky satellite communications network. In October 1999, McCaw and his group also agreed to provide an additional $700 million in financing upon the ICO parent's emergence from bankruptcy court protection, to the extent that this financing is not provided by other investors. This exit financing is expected to be completed in mid-2000, upon court approval and consummation of the ICO parent company reorganization plan. There can be no assurance when the consummation of the reorganization plan will occur or if the ICO parent company will be successful in confirming any plan of reorganization. If it is unable to do so the most likely outcome would be a liquidation proceeding. In the event that a liquidation becomes probable, Hughes would expect to record a pre-tax charge to income of up to approximately $350 million, of which $100 million would be attributable to continuing operations and $250 million would be attributable to discontinued operations. A portion of the purchase price to be paid by Boeing will be placed in escrow under certain circumstances if prior to completing this sale to Boeing, Hughes' contracts with ICO are not assumed by ICO with bankruptcy court approval or new similar contracts are not entered into with bankruptcy court approval.

  At December 31, 1999, minimum future commitments under noncancelable operating leases having lease terms in excess of one year are primarily for real property and aggregated $250.8 million, payable as follows: $102.8 million in 2000, $52.3 million in 2001, $24.2 million in 2002, $17.8 million in 2003, $12.5 million in 2004 and $41.2 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease rental income, were $58.5 million in 1999, $82.7 million in 1998 and $89.1 million in 1997.

  Hughes is contingently liable under standby letters of credit and bonds in the amount of $222.0 million at December 31, 1999. In Hughes' past experience, no material claims have been made against these financial instruments. In addition, at December 31, 1999 Hughes has guaranteed up to $209.1 million of bank debt, including $105.0 million related to American Mobile Satellite Corporation. Of the bank debt guaranteed, $105.0 million matures in March 2003; $55.4 million matures in September 2007; the remaining $48.7 million is due in variable amounts over the next five years.

  In connection with the DTH broadcast businesses, Hughes has commitments related to certain programming agreements which are variable based upon the number of underlying subscribers and market penetration rates. Minimum payments over the terms of applicable contracts are anticipated to be approximately $1,000.0 million to $1,150.0 million.

  As part of a marketing agreement entered into with AOL on June 21, 1999, Hughes committed to increase its sales and marketing expenditures over the next three years by approximately $1.5 billion relating to DirecPC/AOL-Plus, DIRECTV, DIRECTV/AOL TV and DirecDuo.

  Hughes is subject to various claims and legal actions which are pending or may be asserted against it. The aggregate ultimate liability of Hughes under these claims and actions was not determinable at December 31, 1999. In the opinion of Hughes management, such liability is not expected to have a material adverse effect on Hughes' results of operations or financial position.

                        HUGHES ELECTRONICS CORPORATION

Note 21: Subsequent Events

  On March 1, 2000, Hughes announced that DIRECTV Japan's operations will be discontinued and that its subscribers would migrate to SkyPerfecTV, a company in Japan providing direct-to-home satellite broadcasting. As a result of this transaction, Hughes will acquire a 6.8% interest in SkyPerfecTV, which is expected to complete an IPO during its fiscal year ending March 31, 2001. Hughes will be required to fund a substantial portion of the costs to be incurred over the next six to nine months to exit the DIRECTV Japan business. Hughes will accrue such exit costs during the first quarter of fiscal 2000. The first quarter charge will be offset by the fair value of the SkyPerfecTV interest received; however the amounts are not yet estimable. In addition, Hughes will continue to record its share of DIRECTV Japan's operating losses during fiscal 2000.

  EchoStar Communications Corporation and others commenced an action in the U.S. District Court in Colorado on February 1, 2000 against DIRECTV, Hughes Network Systems and Thomson Consumer Electronics, Inc. seeking, among other things, injunctive relief and unspecified damages, including treble damages, in connection with allegations that the defendants have entered into agreements with retailers and program providers and engaged in other conduct that violates the antitrust laws and constitutes unfair competition. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached that could be material to Hughes' results of operations or financial position.
                                 *     *     *

                        HUGHES ELECTRONICS CORPORATION

                            SUPPLEMENTAL INFORMATION

Selected Quarterly Data (Unaudited)
                                                         1st        2nd         3rd         4th
-------------------------------------------------------------------------------------------------
                                                                  (Dollars in Millions)
1999 Quarters
-------------
Revenues                                               $918.4    $1,316.1    $1,627.8    $1,698.0
                                                       ------    --------    --------    --------
Loss from continuing operations before
 income taxes and minority interests                   $(31.0)   $  (70.8)   $  (87.4)   $ (470.8)
Income tax benefit                                      (13.4)       (9.5)      (36.8)     (177.2)
Minority interests in net losses of subsidiaries          6.5         6.8         8.8         9.9
Income from discontinued operations                      84.1       (43.1)        6.9        51.9
                                                       ------    --------    --------    --------
Net income (loss)                                        73.0       (97.6)      (34.9)     (231.8)
Earnings (Loss) used for computation of
 available separate consolidated net income
 (loss)                                                $ 78.3    $  (93.9)   $  (54.3)   $ (251.3)
                                                       ======    ========    ========    ========
Average number of shares of
 General Motors Class H common stock
 outstanding (in millions)                              106.3       121.0       135.1       136.3
Average Class H dividend base (in millions)             400.2       414.9       428.9       430.1
Available separate consolidated net income (loss)      $ 20.8    $  (27.4)   $  (17.1)   $  (79.6)

Stock price range of General Motors Class
 H common stock
     High                                              $53.00    $  63.88    $  62.44    $  97.63
     Low                                               $38.50    $  48.94    $  48.75    $  55.94

                        HUGHES ELECTRONICS CORPORATION

                           SUPPLEMENTAL INFORMATION

Selected Quarterly Data (Unaudited) - Concluded
                                                       1st       2nd       3rd        4th
--------------------------------------------------------------------------------------------
                                                              (Dollars in Millions)
1998 Quarters
-------------
Revenues                                              $739.7   $780.5    $855.2    $1,105.2
                                                      ------   ------    ------    --------
Income (Loss) from continuing operations before
 income taxes, minority interests and
 cumulative effect of accounting
 change                                               $ 19.9   $(26.3)   $(19.8)   $  (77.0)
Income tax provision (benefit)                          12.9     (8.5)     (3.7)     (143.0)
Minority interests in net losses of subsidiaries         1.3      8.6       9.3         5.2
Income from discontinued operations                     40.1     60.0      44.4        51.9
Cumulative effect of accounting change (1)              (9.2)       -         -           -
                                                      ------   ------    ------    --------
Net income                                              39.2     50.8      37.6       123.1
Earnings used for computation of available
 separate consolidated net income                     $ 44.5   $ 56.1    $ 42.9    $  128.2
                                                      ======   ======    ======    ========
Average number of shares of
 General Motors Class H common stock
 outstanding (in millions)                             104.1    105.2     105.7       105.9
Average Class H dividend base (in millions)            399.9    399.9     399.9       399.9
Available separate consolidated
 net income                                           $ 11.5   $ 14.7    $ 11.4    $   33.9

Stock price range of General Motors Class
 H common stock
     High                                             $48.00   $57.88    $50.81    $  42.38
     Low                                              $31.50   $42.75    $35.00    $  30.38

--------------
(1) Hughes adopted SOP 98-5, Reporting on the Costs of Start-Up Activities, effective January 1, 1998. The unfavorable cumulative effect of adopting SOP 98-5 was $9.2 million. The impact on the second, third and fourth quarters of 1998 was not significant.

                        HUGHES ELECTRONICS CORPORATION

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                        HUGHES ELECTRONICS CORPORATION

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Omitted.

ITEM 11.  Executive Compensation

Omitted.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Omitted.

ITEM 13.  Certain Relationships and Related Transactions

Omitted.

                                     III-1

                        HUGHES ELECTRONICS CORPORATION

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Forms 8-K

                                                                                          Page
                                                                                         Number
(a)  1.  All Financial Statements                                                   See Part II

     2.  Financial Statement Schedule II - Valuation and Qualifying Accounts
         for the Years Ended December 31, 1999, 1998, and 1997                             IV-6

     3.  Exhibits (Including Those Incorporated by Reference)

Exhibit
Number
------

*2.1     Agreement and Plan of Merger among General Motors Corporation, Hughes
         Electronics Corporation and United States Satellite Broadcasting
         Company, Inc. dated December 11, 1998 (incorporated by reference to
         Exhibit 2(a) to the Current Report on Form 8-K of General Motors
         Corporation filed December 17, 1998 (the "December 8-K")).

*2.2     Shareholders Agreement dated December 11, 1998 among General Motors
         Corporation, Hughes Electronics Corporation, Hubbard Broadcasting,
         Inc., Stanley S. Hubbard, Stanley E. Hubbard and Robert W. Hubbard
         (incorporated by reference to Exhibit 2(b) to the December 8-K).

*2.3     Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR Partners
         L.P., PRIMESTAR MDU, Inc., the stockholders of PRIMESTAR, Inc. and
         Hughes Electronics Corporation, dated as of January 22, 1999
         (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of General Motors Corporation filed February 2, 1999 (the
         "February 8-K")).

*2.4     Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR Partners
         L.P., Tempo Satellite, Inc., the stockholders of PRIMESTAR, Inc. and
         Hughes Electronics Corporation, dated as of January 22, 1999
         (incorporated by reference to Exhibit 99.2 to the February 8-K).

**2.5    Stock Purchase Agreement between The Boeing Company, Hughes Electronics
         Corporation and Hughes Telecommunications and Space Company for the purchase and sale of the outstanding capital stock of Hughes Space and Communications Company and certain additional outstanding capital stock, dated as of January 13, 2000.

*3.1     Amended and Restated Certificate of Incorporation of Hughes Electronics
         Corporation (incorporated by reference to Exhibit 3.1 to the Form 10 of Hughes Electronics Corporation filed August 13, 1999 (the "Form 10").

*3.2     Bylaws of Hughes Electronics Corporation (incorporated by reference to
         Exhibit 3.2 to the Form 10).

*4.1     Specimen form of certificate representing Common Stock of Hughes
         Electronics Corporation (incorporated by reference to Exhibit 4.1 to the Form 10).

**4.2    Indenture by and between Hughes Electronics Corporation and The Bank of
         New York, as Trustee, dated October 22, 1999.

**4.3    Form of Floating Rate Note (included in Exhibit 4.2).

*10.1    Revolving Credit Agreement (364-day Facility), dated as of December 5,
         1997 among Hughes Network Systems, Inc. to be renamed Hughes
         Electronics Corporation, the Banks named therein and Bank of America
         National Trust and Savings Association as Administrative Agent, Morgan
         Guaranty Trust Company of New York, as Syndication Agent, Citicorp USA,
         Inc. and The Chase Manhattan Bank as Documentation Agents (the "364-day
         Facility") (incorporated by reference to Exhibit 10.1 to the Form 10).

*10.2    First Amendment to the 364-day Facility, dated as of December 3, 1998
         (incorporated by reference to Exhibit 10.2 to the Form 10).

                        HUGHES ELECTRONICS CORPORATION

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Forms 8-K (continued)

Exhibit                                                                                      Page
Number                                                                                      Number
------                                                                                      ------

*10.3    Revolving Credit Agreement (Multi-Year Facility), dated as of December
         5, 1997 among Hughes Network Systems, Inc. to be renamed Hughes
         Electronics Corporation, the Banks named therein and Bank of America
         National Trust and Savings Association as Administrative Agent, Morgan
         Guaranty Trust Company of New York, as Syndication Agent, Citicorp USA,
         Inc. and The Chase Manhattan Bank as Documentation Agents (the "Multi-
         Year Facility") (incorporated by reference to Exhibit 10.3 to the Form
         10).

*10.4    First Amendment to the Multi-Year Facility, dated as of December 15,
         1998 (incorporated by reference to Exhibit 10.4 to the Form 10).

**10.5   Second Amendment to the Multi-Year Facility, dated as of November 24, 1999.

**10.6 Credit Agreement, dated as of June 3, 1999 among SurFin Ltd., certain designated subsidiaries, the Banks named therein and Citicorp USA, Inc.
         as Administrative Agent, Bank of America NT & SA as Syndication Agent,
         Deutsche Bank A.G., New York and Cayman Islands Branches, as
         Documentation Agent, The Chase Manhattan Bank, the First National Bank of Chicago, Morgan Guaranty Trust Company of New York and Westdeutsche
         Landesbank Girozentrale, New York and Cayman Islands Branches, as
         Senior Managing Agents.

**10.7   Revolving Credit Agreement (364-day Facility), dated as of November 24,
         1999 among Hughes Electronics Corporation, the Banks named therein and Bank of America, N.A. as Administrative Agent, Citicorp USA, Inc. as
         Syndication Agent, Deutsche Bank A.G., New York Branch, as
         Documentation Agent (the "Revolving Credit Agreement - 364-day
         Facility").

**10.8 First Amendment to Revolving Credit Agreement - 364-day Facility, dated as of December 31, 1999.

**10.9 Amended and Restated Revolving Credit Agreement (Multi-Year Facility), dated as of November 24, 1999 among Hughes Electronics Corporation, the
         Banks named therein and Bank of America, N.A. as Administrative Agent,
         Morgan Guaranty Trust Company of New York as Syndication Agent,
         Citicorp USA, Inc. and The Chase Manhattan Bank as Documentation Agents
         (the "Revolving Credit Agreement - Multi-Year Facility").

**10.10 First Amendment to Revolving Credit Agreement - Multi-Year Facility, dated as of December 31, 1999.

**10.11  Revolving Credit Agreement (Bridge Facility), dated as of November 24,
         1999 among Hughes Electronics Corporation, the Banks named therein and Bank of America, N.A. as Administrative Agent (the "Revolving Credit
         Facility -Bridge Facility").

**10.12 First Amendment to Revolving Credit Agreement - Bridge Facility, dated as of December 31, 1999.

*10.13   DBS Distribution Agreement between Hughes Communications Galaxy, Inc.
         and National Rural Telecommunications Cooperative, dated April 10, 1992
         (the "DBS Agreement") (incorporated by reference to Exhibit 10.5 to the
         Form 10).+

*10.14   Addendum I to the DBS Agreement (incorporated by reference to Exhibit
         10.6 to the Form 10).

                        HUGHES ELECTRONICS CORPORATION

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Forms 8-K (continued)

Exhibit                                                                                      Page
Number                                                                                      Number
------                                                                                      ------

*10.15 Amendment No. 1 to the DBS Agreement, dated May 11, 1992 (incorporated by reference to Exhibit 10.7 to the Form 10).

*10.16 Amendment No. 2 to the DBS Agreement, dated May 26, 1992 (incorporated by reference to Exhibit 10.8 to the Form 10).

*10.17   Amendment No. 3 to the DBS Agreement, Letter of Agreement, dated May
         29, 1992 (incorporated by reference to Exhibit 10.9 to the Form 10).

*10.18   Amendment No. 4 to the DBS Agreement, dated December 1, 1992
         (incorporated by reference to Exhibit 10.10 to the Form 10).

*10.19   Amendment No. 5 to the DBS Agreement, dated December 11, 1992
         (incorporated by reference to Exhibit 10.11 to the Form 10).

*10.20   Amendment No. 6 to the DBS Agreement, dated December 23, 1992
         (incorporated by reference to Exhibit 10.12 to the Form 10).

*10.21   Amendment No. 7 to the DBS Agreement, Letter of Agreement, dated July
         9, 1993 (incorporated by reference to Exhibit 10.13 to the Form 10).

*10.22   Amendment No. 8 to the DBS Agreement, Letter of Agreement, dated
         February 14, 1994 (incorporated by reference to Exhibit 10.14 to the
         Form 10).+

*10.23   Amendment No. 9 to the DBS Agreement, Letter of Agreement, dated June
         22, 1994 (incorporated by reference to Exhibit 10.15 to the Form 10).

*10.24   Loan Agreement, dated May 15, 1997, between Hughes Network Systems,
         Inc. and PanAmSat (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1997 of PanAmSat Corporation
         (PanAmSat's "Form 10-K").

*10.25   First Amendment to Loan Agreement, dated December 23, 1997
         (incorporated by reference to PanAmSat's Form 10-K).

*10.26 Subordination and Amendment Agreement, dated as of February 20, 1998, among Hughes Electronics Corporation, PanAmSat and Citicorp USA Inc.
         (incorporated by reference to PanAmSat's Form 10-K).

*10.27   Subordination Agreement, dated as of January 16, 1998, between Hughes
         Electronics and PanAmSat (incorporated by reference to PanAmSat's Form
         10-K).

*10.28 Credit Agreement, dated February 20, 1998, among PanAmSat, certain lenders and Citicorp USA (incorporated by reference to PanAmSat's Form
         10-K).

**27     Financial Data Schedule (for SEC information only).                                   IV-8

--------------------------------
*     Incorporated by reference.
**    Filed herewith.
+ Confidential treatment received for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act.

                        HUGHES ELECTRONICS CORPORATION

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K (continued)

(b)  Reports on Form 8-K

     One report on Form 8-K, dated October 14, 1999 was filed during the quarter ended December 31, 1999 reporting matters under Item 5, Other Events.

                        HUGHES ELECTRONICS CORPORATION

            SCHEDULE II -    VALUATION AND QUALIFYING ACCOUNTS

                                                                 Additions
                                                 Balance at     charged to       Additions                    Balance
                                                beginning of     costs and      charged to                     at end
                                                    year         expenses     other accounts    Deductions    of year
                                                -------------   -----------   ---------------   ----------    --------
Description
-----------
(Dollars in Millions)
For the Year Ended December 31, 1999
Allowances Deducted from Assets
 Accounts and notes receivable (for
   doubtful receivables)                              $(23.9)      $(138.9)        $(79.5) a      $149.4 b     $ (92.9)
 Net investment in sales-type leases
   (for doubtful receivables)                          (10.6)            -              -            0.3 b       (10.3)
 Inventories (principally for obsolescence
   of service parts)                                    (9.1)       (110.4)             -            6.0 c      (113.5)
                                                      ------       -------         ------         ------       -------
Total Allowances Deducted from Assets                 $(43.6)      $(249.3)        $(79.5)        $155.7       $(216.7)
                                                      ======       =======         ======         ======       =======

For the Year Ended December 31, 1998
Allowances Deducted from Assets
 Accounts and notes receivable (for
   doubtful receivables)                              $(15.1)      $ (37.5)        $(22.1) a      $ 50.8 b     $ (23.9)
 Net investment in sales-type leases
   (for doubtful receivables)                          (12.9)            -              -            2.3 b       (10.6)
 Inventories (principally for obsolescence
   of service parts)                                    (4.7)         (6.4)             -            2.0 c        (9.1)
                                                      ------       -------         ------         ------       -------
Total Allowances Deducted from Assets                 $(32.7)      $ (43.9)        $(22.1)        $ 55.1       $ (43.6)
                                                      ======       =======         ======         ======       =======

For the Year Ended December 31, 1997
Allowances Deducted from Assets
 Accounts and notes receivable (for
   doubtful receivables)                              $ (7.7)      $ (19.4)        $(24.2) a, d    $36.2 b     $ (15.1)
 Net investment in sales-type leases
   (for doubtful receivables)                              -             -          (13.4) d         0.5 b       (12.9)
 Inventories (principally for obsolescence
   of service parts)                                    (3.3)         (1.6)             -            0.2 c        (4.7)
                                                      ------       -------         ------         ------       -------
Total Allowances Deducted from Assets                 $(11.0)      $ (21.0)        $(37.6)        $ 36.9       $ (32.7)
                                                      ======       =======         ======         ======       =======

----------------------

a. Primarily reflects the recovery of accounts previously written-off and increases resulting from acquisitions.
b.  Relates to accounts written-off.
c.  Relates to obsolete parts written-off.
d. Resulting from the PanAmSat merger in May 1997, $1.0 million for allowance for doubtful accounts and notes receivable and $13.4 million for allowance for doubtful sales-type lease receivables were added.

Reference should be made to the Notes to Financial Statements.

                        HUGHES ELECTRONICS CORPORATION

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              HUGHES ELECTRONICS CORPORATION
                                              -----------------------------
                                              (Registrant)

  Date:  March 9, 2000                    By
                                              /s/MICHAEL T. SMITH
                                              -------------------
                                              (Michael T. Smith
                                              Chairman of the Board of Directors
                                                 and Chief Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 9th day of March 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

  Signature                                   Title
  ---------                                   -----

  /s/MICHAEL T. SMITH                         Chairman of the Board of    ) Principal
  -------------------                         Directors and Chief         ) Executive
  (Michael T. Smith)                          Executive Officer           ) Officer

  /s/ROXANNE S. AUSTIN                        Senior Vice President and   )
  --------------------                        Chief Financial Officer     ) Principal
  (Roxanne S. Austin)                                                     ) Financial
                                                                          ) Officers
  /s/MARK A. MCEACHEN                         Vice President and          )
  -------------------                         Treasurer                   )
  (Mark A. McEachen)

  /s/MICHAEL J. GAINES                        Controller                  ) Principal
  --------------------                                                      Accounting
  (Michael J. Gaines)                                                       Officer

  /s/THOMAS E. EVERHART                       Director
  ---------------------
  (Thomas E. Everhart)

  /s/J. MICHAEL LOSH                          Director
  ------------------
  (J. Michael Losh)

  /s/HARRY J. PEARCE                          Director
  ------------------
  (Harry J. Pearce)

  /s/ECKHARD PFEIFFER                         Director
  -------------------
  (Eckhard Pfeiffer)

  ALFRED C. SIKES                             Director
  ------------------
  (Alfred C. Sikes)

  /s/JOHN G. SMALE                            Director
  ----------------
  (John G. Smale)

  /s/JOHN F. SMITH JR.                        Director
  --------------------
  (John F. Smith Jr.)

  /s/BERNEE D.L. STROM                        Director
  --------------------
  (Bernee D.L. Strom)