Form 10-Q
period 2000-03-31
HUGHES ELECTRONICS CORP
filed 2000-05-15
CIK 944868

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004



                                   FORM 10-Q

     FOR QUARTERLY AND TRANSITION REPORTS UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
---   OF 1934

      For the transition period from                 to
                                     ---------------    ---------------

                        Commission file number  0-26035


                        HUGHES ELECTRONICS CORPORATION
            (Exact name of registrant as specified in its charter)


       STATE OF DELAWARE                                   52-1106564
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No   .
                                        ---     ---

     As of March 31, 2000, there were outstanding 1,000 shares of the issuer's $1.00 par value common stock.

     The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

                        HUGHES ELECTRONICS CORPORATION

                                     INDEX

                                                                                    Page No.
                                                                                    -------
Part I - Financial Information (Unaudited)

     Item 1.   Financial Statements

               Statements of Operations and Available Separate Consolidated Net
                Income (Loss) for the Three Months Ended  March 31, 2000 and 1999       3

               Balance Sheets as of March 31, 2000 and December 31, 1999                4

               Condensed Statements of Cash Flows for the Three Months Ended
                March 31, 2000 and 1999                                                 5

               Notes to Financial Statements                                            6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                  13

Part II - Other Information (Unaudited)

     Item 1.   Legal Proceedings                                                       22

     Item 6.   Exhibits and Reports on Form 8-K                                        23

Signature                                                                              23

Exhibit 27     Financial Data Schedule (for SEC information only) (Unaudited)

                        HUGHES ELECTRONICS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

                         STATEMENTS OF OPERATIONS AND
               AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)
                                  (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                   2000          1999
                                                                   ----          ----
                                                                  (Dollars in Millions)
Revenues
 Direct broadcast, leasing and other services                    $1,432.0       $755.8
 Product sales                                                      271.1        162.6
                                                                 --------       ------
Total Revenues                                                    1,703.1        918.4
                                                                 --------       ------
Operating Costs and Expenses
 Broadcast programming and other costs                              667.8        313.9
 Cost of products sold                                              198.3        136.2
 Selling, general and administrative expenses                       694.8        377.8
 Depreciation and amortization                                      204.7        110.9
                                                                 --------       ------
Total Operating Costs and Expenses                                1,765.6        938.8
                                                                 --------       ------
Operating Loss                                                      (62.5)       (20.4)
Interest income                                                       3.9         13.6
Interest expense                                                    (44.9)        (6.9)
Other, net                                                         (234.2)       (17.3)
                                                                 --------       ------
Loss From Continuing Operations Before Income
 Taxes and Minority Interests                                      (337.7)       (31.0)
Income tax benefit                                                 (221.8)       (13.4)
Minority interests in net losses of subsidiaries                      7.6          6.5
                                                                 --------       ------
Loss from continuing operations                                    (108.3)       (11.1)
Income from discontinued operations, net of taxes                    26.4         84.1
                                                                 --------       ------
Net Income (Loss)                                                $  (81.9)      $ 73.0
Adjustments to exclude the effect of GM purchase accounting
 adjustments                                                          5.3          5.3
                                                                 --------       ------
Earnings (Loss) excluding the effect of GM purchase
 accounting adjustments                                             (76.6)        78.3
Preferred stock dividends                                           (24.7)           -
                                                                 --------       ------
Earnings (Loss) Used for Computation of Available
 Separate Consolidated Net Income (Loss)                         $ (101.3)      $ 78.3
                                                                 ========       ======

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors Class H
 Common Stock outstanding (in millions) (Numerator)                 137.8        106.3
Average Class H dividend base (in millions) (Denominator)           431.5        400.2
Available Separate Consolidated Net Income (Loss)                $  (32.4)      $ 20.8
                                                                 ========       ======

----------------
Reference should be made to the Notes to Financial Statements.

                        HUGHES ELECTRONICS CORPORATION

                                BALANCE SHEETS

                                                                   March 31,
                                                                      2000        December 31,
                          ASSETS                                  (Unaudited)         1999
                                                                  -----------     ------------
                                                                      (Dollars in Millions)
Current Assets
 Cash and cash equivalents                                         $   232.5       $   238.2
 Accounts and notes receivable (less allowances)                       987.0           960.9
 Contracts in process                                                  163.3           155.8
 Inventories                                                           319.7           236.1
 Net assets of discontinued operations                               1,322.4         1,224.6
 Deferred income taxes                                                 545.9           254.3
 Prepaid expenses and other                                            969.5           788.1
                                                                   ---------       ---------
Total Current Assets                                                 4,540.3         3,858.0
Satellites, net                                                      4,037.3         3,907.3
Property, net                                                        1,314.6         1,223.0
Net Investment in Sales-type Leases                                    178.3           146.1
Intangible Assets, net                                               7,341.8         7,406.0
Investments and Other Assets                                         2,556.0         2,056.6
                                                                   ---------       ---------
Total Assets                                                       $19,968.3       $18,597.0
                                                                   =========       =========

              LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
 Accounts payable                                                  $ 1,147.6       $ 1,062.2
 Deferred revenues                                                     132.5           130.5
 Short-term borrowings and current portion of long-term debt           732.6           555.4
 Accrued liabilities and other                                       1,281.5           894.0
                                                                   ---------       ---------
Total Current Liabilities                                            3,294.2         2,642.1
Long-Term Debt                                                       1,857.2         1,586.0
Other Liabilities and Deferred Credits                               1,399.8         1,454.2
Deferred Income Taxes                                                1,042.7           689.1
Commitments and Contingencies
Minority Interests                                                     564.2           544.3
Stockholder's Equity
 Capital stock and additional paid-in capital                        9,898.1         9,809.5
 Preferred stock                                                     1,488.7         1,487.5
 Retained deficit                                                     (191.0)          (84.4)
                                                                   ---------       ---------
Subtotal Stockholder's Equity                                       11,195.8        11,212.6
                                                                   ---------       ---------
 Accumulated Other Comprehensive Income (Loss)
  Minimum pension liability adjustment                                  (7.3)           (7.3)
  Accumulated unrealized gains on securities                           637.0           466.0
  Accumulated foreign currency translation adjustments                 (15.3)           10.0
                                                                   ---------       ---------
 Accumulated other comprehensive income                                614.4           468.7
                                                                   ---------       ---------
Total Stockholder's Equity                                          11,810.2        11,681.3
                                                                   ---------       ---------
Total Liabilities and Stockholder's Equity                         $19,968.3       $18,597.0
                                                                   =========       =========

----------------
Reference should be made to the Notes to Financial Statements.

                        HUGHES ELECTRONICS CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
                                                          (Dollars in Millions)
Cash Flows from Operating Activities
  Net Cash Provided by Operating Activities               $    7.9     $   85.4
                                                          --------     --------

Cash Flows from Investing Activities
Investment in companies, net of cash acquired                (74.2)      (242.1)
Expenditures for property                                   (182.3)       (34.8)
Increase in satellites                                      (232.0)      (211.3)
Early buy-out of satellite under sale and leaseback              -       (141.3)
Proceeds from disposal of property                            12.0            -
Proceeds from sale of investments                             36.6            -
Proceeds from insurance claims                                33.8            -
                                                          --------     --------
  Net Cash Used in Investing Activities                     (406.1)      (629.5)
                                                          --------     --------

Cash Flows from Financing Activities
Net increase in short-term borrowings and current
 portion of long-term debt                                   177.2         14.2
Long-term debt borrowings                                  1,258.4        405.0
Repayment of long-term debt                                 (987.2)      (327.1)
Stock options exercised                                       38.9            -
Preferred stock dividends paid to General Motors             (23.4)           -
                                                          --------     --------
  Net Cash Provided by Financing Activities                  463.9         92.1
                                                          --------     --------

Net cash provided by (used in) continuing operations          65.7       (452.0)
Net cash used in discontinued operations                     (71.4)      (110.5)
                                                          --------     --------
Net decrease in cash and cash equivalents                     (5.7)      (562.5)
Cash and cash equivalents at beginning of the period         238.2      1,342.0
                                                          --------     --------
Cash and cash equivalents at end of the period            $  232.5     $  779.5
                                                          ========     ========

----------------
Reference should be made to the Notes to Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the financial statements and footnotes thereto included in the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 10, 2000 and the Hughes Electronics Corporation Current Reports on Form 8-K filed with the Securities and Exchange Commission through the date of this report.

  Certain prior period amounts have been reclassified to conform to the March 31, 2000 presentation.

  Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the satellite systems manufacturing businesses are excluded from Hughes' results from continuing operations for all periods presented herein. As a result, the financial results of the satellite systems manufacturing businesses are presented in Hughes' Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled "income from discontinued operations, net of taxes," the related assets and liabilities are presented in the balance sheets in a single line item entitled "net assets of discontinued operations" and the net cash flows as "net cash used in discontinued operations." See further discussion in Note 8.

  The accompanying financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from purchase accounting adjustments associated with General Motors Corporation's ("GM") purchase of Hughes in 1985, with certain amounts allocated to the satellite systems manufacturing businesses.

Note 2.  Inventories

Major Classes of Inventories

                                            March 31,     December 31,
                                              2000            1999
                                              ----            ----
                                              (Dollars in Millions)
Productive material and supplies             $ 64.9          $ 59.1
Work in process                               126.4            67.0
Finished goods                                128.4           110.0
                                             ------          ------
     Total                                   $319.7          $236.1
                                             ======          ======

Note 3.  Comprehensive Income

  Hughes' total comprehensive income was as follows:

                                               Three Months Ended
                                                     March 31,
                                              ---------------------
                                              2000             1999
                                              ----             ----
                                              (Dollars in Millions)
Net income (loss)                            $(81.9)         $ 73.0
Other comprehensive income (loss):
 Foreign currency translation adjustments     (25.3)           (3.5)
 Unrealized gains on securities               171.0             9.3
                                             ------          ------
  Other comprehensive income                  145.7             5.8
                                             ------          ------
   Total comprehensive income                $ 63.8          $ 78.8
                                             ======          ======

                         HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 4.  Available Separate Consolidated Net Income (Loss)

  GM Class H common stock is a "tracking stock" of GM designed to provide holders with financial returns based on the financial performance of Hughes. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).

  Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) ("ASCNI") of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the separate consolidated net income (loss) of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes and including the effects of preferred dividends paid and/or payable to GM (earnings
(loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period (137.8 million and 106.3 million during the first quarters of 2000 and 1999, respectively) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 431.5 million and 400.2 million during the first quarters of 2000 and 1999, respectively.

  Under the GM Restated Certificate of Incorporation, the GM Board of Directors ("GM Board") may adjust the denominator of the Class H fraction that determines the net income of Hughes attributable to the GM Class H common stock - that is, the Class H dividend base, from time to time as the GM Board deems appropriate to reflect the following: (a) subdivisions and combinations of the GM Class H common stock and stock dividends payable in shares of GM Class H common stock to holders of GM Class H common stock; (b) the fair market value of contributions of cash or property by GM to Hughes, or of cash or property of GM to or for the benefit of employees of Hughes for employee benefit plans or arrangements of GM, Hughes or other GM subsidiaries; (c) the contribution of shares of capital stock of GM to or for the benefit of employees of Hughes or its subsidiaries for benefit plans or arrangements of GM, Hughes or other GM subsidiaries; (d) payments made by Hughes to GM of amounts applied to the repurchase by GM of shares of GM Class H common stock, so long as the GM Board has approved the repurchase and GM applied the payment to the repurchase; and (e) the repurchase by Hughes of shares of GM Class H common stock that are no longer outstanding, so long as the GM Board approved the repurchase. Additionally, upon conversion of the General Motors Series H 6.25% Automatically Convertible Preference Stock ("GM Series H preference stock") into GM Class H common stock, both the numerator and the denominator used in the computation of ASCNI will increase by the number of shares of the GM Class H common stock issued (see further discussion in Note 5).

Note 5.  Hughes Series A Preferred Stock

  On June 24, 1999, as part of a strategic alliance with Hughes, America Online ("AOL") invested $1.5 billion in shares of GM Series H preference stock. The GM Series H preference stock will automatically convert on June 24, 2002 into GM Class H common stock based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, and accrues quarterly dividends at a rate of 6.25% per year. It may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL in shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H preference stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. These preferred stock dividends payable to GM will reduce Hughes' earnings used for computation of the ASCNI of Hughes, which will have an equivalent effect to the payment of dividends on the GM Series H preference stock as if those dividends were paid by Hughes. Upon conversion of the GM Series H preference stock into GM Class H common stock, Hughes will redeem the Hughes Series A Preferred Stock through a cash payment to GM equal to the fair market value of the GM Class H common stock issuable upon the conversion. Simultaneous with GM's receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount. In connection with this capital contribution, the denominator of the fraction used in the computation of the ASCNI of Hughes will be increased by the corresponding number of shares of GM Class H common stock issued. Accordingly, upon conversion of the GM Series H preference stock into GM Class H common stock, both the numerator and denominator used in the computation of ASCNI will increase by the amount of the GM Class H common stock issued.

                         HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 6.  Other Postretirement Benefits

  Hughes has accrued in the financial statements certain amounts associated with estimated future postretirement benefits other than pensions. Notwithstanding the recording of such amounts, Hughes does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of Hughes (other than pensions) represent legally enforceable liabilities of Hughes.

Note 7.  Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

                                             Interest Rates at    March 31,     December 31,
                                              March 31, 2000        2000           1999
                                              --------------        ----           ----
                                                                   (Dollars in Millions)
Floating rate notes, net of unamortized
 discount                                              7.29%       $  499.3       $  498.9
364-day revolving credit facility              6.88% - 7.13%          200.0              -
Current portion of long-term debt                      6.19%           33.3           56.5
                                                                    -------        -------
Total short-term borrowings and current
  portion of long-term debt                                        $  732.6       $  555.4
                                                                    =======        =======

Long-Term Debt

                                             Interest Rates at    March 31,     December 31,
                                              March 31, 2000        2000           1999
                                              --------------        ----           ----
                                                                   (Dollars in Millions)
Notes payable                                  6.00% - 6.88%       $  829.9       $  874.1
Revolving credit facilities                    6.83% - 6.94%        1,023.5          727.9
Other debt                                     9.61% - 11.7%           37.1           40.5
                                                                    -------       --------
Total debt                                                          1,890.5        1,642.5
Less current portion                                                   33.3           56.5
                                                                   --------       --------
Total long-term debt                                               $1,857.2       $1,586.0
                                                                   ========       ========

Note 8.  Acquisitions, Investments and Divestitures

Acquisitions and Investments

  On May 20, 1999, Hughes acquired by merger all of the outstanding capital stock of United States Satellite Broadcasting Company, Inc. ("USSB"), a provider of premium subscription television programming via the digital broadcasting system that it shares with DIRECTV. The total consideration of approximately $1.6 billion, paid in July 1999, consisted of approximately $0.4 billion in cash and 22.6 million shares of GM Class H common stock.

  On April 28, 1999, Hughes completed the acquisition of PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock, for a total purchase price of $1.3 billion. As part of the agreement to acquire PRIMESTAR, Hughes agreed to purchase the high-power satellite assets, which consisted of an in-orbit satellite and a satellite which has not yet been launched, and related orbital frequencies of Tempo Satellite Inc., a wholly owned subsidiary of TCI Satellite Entertainment Inc. The purchase price for the Tempo Satellite assets consisted of $500 million in cash, $150 million paid on March 10, 1999 and the remaining $350 million paid on June 4, 1999.

  Hughes agreed, in connection with its acquisition of PRIMESTAR, to exit the medium-power business prior to May 1, 2001. Hughes formulated a detailed exit plan during the second quarter of 1999 and immediately began to migrate the
medium-power customers to DIRECTV's high-power platform.   Accordingly, Hughes
accrued exit costs of $150 million in determining the purchase price allocated to the net assets acquired. The principal components of such exit costs include penalties to terminate assumed contracts and costs to remove medium-power equipment from customer premises. The timing of subscriber migration and exit of the medium-power business is currently estimated to occur by the end of 2000. The amount of accrued exit costs remaining at March 31, 2000 was $112 million.

                         HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 8.  Acquisitions, Investments and Divestitures - Concluded

  The following selected unaudited pro forma information is being provided to present a summary of the combined results of Hughes and USSB and PRIMESTAR for the three months ended March 31, 1999 as if the acquisitions had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data presents only these significant transactions, is presented for informational purposes only and may not necessarily reflect the results of operations of Hughes had these companies operated as part of Hughes for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

                                                    Three Months Ended
                                                      March 31, 1999
                                                   ---------------------
                                                   (Dollars in Millions)
Total revenues                                            $1,472.4
Net income                                                    78.8
Pro forma available separate consolidated net
    income                                                    26.3

Divestitures

  On March 1, 2000, Hughes announced that the operations of DIRECTV Japan, Hughes' affiliate that provides DIRECTV services in Japan, would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!, a company in Japan that provides direct-to-home satellite broadcast services that is expected to complete an initial public offering during the third quarter of 2000. In connection with the agreement, Hughes acquired an approximate 6.6% interest in SkyPerfecTV!. As a result of the transaction, in the first quarter of 2000 Hughes wrote off its investment and accrued for the estimated costs to exit the DIRECTV Japan business. The principal components of the accrued exit costs include estimated subscriber migration and termination costs and costs to terminate certain leases, programming agreements and other long-term contractual commitments. These one-time charges were offset by the estimated fair value of the SkyPerfecTV! interest acquired. The fair value of the SkyPerfecTV! interest recorded was estimated based upon a preliminary independent appraisal, which is expected to be completed within three to six months. Accordingly, the final amount of the fair value of the SkyPerfecTV! investment recorded may be different from the amount reflected herein. The total loss related to DIRECTV Japan for the first quarter of 2000, including Hughes' share of DIRECTV Japan's operating losses, was about $230 million and was recorded in "other, net." The after-tax impact was about $49 million. Hughes will continue to record its share of DIRECTV Japan's operating losses during the remainder of 2000.

  On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite systems manufacturing businesses to The Boeing Company ("Boeing") for $3.75 billion in cash. The transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2000 and result in an after-tax gain in excess of $1 billion. The financial results for the satellite systems manufacturing businesses are treated as discontinued operations for all periods presented herein.

Note 9.  Segment Reporting

  Hughes' segments, which are differentiated by their products and services, include Direct-To-Home Broadcast, Satellite Services, and Network Systems. Direct-To-Home Broadcast is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers. Satellite Services is engaged in the selling, leasing and operating of satellite transponders and providing services for cable television systems, news companies, Internet service providers and private business networks. Network Systems is engaged in manufacturing equipment used in satellite-based private business networks, manufacturing DIRECTV(TM), DirecPC(R) and DirecDuo(TM) receiver equipment and providing business communications services. Other includes the corporate office and other entities.

                         HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 9.  Segment Reporting - Concluded

  Selected information for Hughes' operating segments follows:

                                 Direct-To-
                                    Home       Satellite   Network
(Dollars in Millions)             Broadcast    Services    Systems     Other    Eliminations       Total
---------------------            ----------    ---------   -------    ------    ------------    --------
For the Three Months Ended:
March 31, 2000
External Revenues                  $1,166.7       $264.4    $269.0    $  3.0               -    $1,703.1
Intersegment Revenues                   7.1         34.7      95.5       0.6         $(137.9)          -
                                    -------        -----     -----     -----          ------     -------
Total Revenues                     $1,173.8       $299.1    $364.5    $  3.6         $(137.9)   $1,703.1
                                    -------        -----     -----     -----          ------     -------
Operating Profit (Loss)            $ (126.0)      $127.3    $  0.6    $(35.2)        $ (29.2)   $  (62.5)

March 31, 1999
External Revenues                  $  556.0       $159.7    $200.5    $  2.2               -    $  918.4
Intersegment Revenues                   0.6         33.8      30.4       0.5         $ (65.3)          -
                                    -------        -----     -----     -----          ------     -------
Total Revenues                     $  556.6       $193.5    $230.9    $  2.7         $ (65.3)   $  918.4
                                    -------        -----     -----     -----          ------     -------
Operating Profit (Loss)            $  (23.4)      $ 78.3    $(17.8)   $(26.8)        $ (30.7)   $  (20.4)

Note 10.  Contingencies

  In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor as part of the Hughes restructuring transactions and the subsequent merger of that business with Raytheon Company ("Raytheon"), the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. These financial adjustments might require a cash payment from Raytheon to Hughes or vice versa.

  A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. Hughes and Raytheon are proceeding with the dispute resolution process. It is possible that the ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the dispute through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that Hughes has proposed.

  On June 3, 1999, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., which Hughes refers to together in this description as ``DIRECTV'', in the U.S. District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement with the NRTC. The DBS Distribution Agreement provides the NRTC with certain rights, in certain specified portions of the United States, with respect to DIRECTV programming delivered over 27 of the 32 frequencies at the 101(Degrees) west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB over the other five frequencies at 101(Degrees). DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because, among other things, the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101(Degrees). The NRTC's complaint seeks, in the alternative, the right to distribute former USSB programming on a non-exclusive basis and the recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV maintains that the NRTC's right under the DBS Distribution Agreement is to market and sell the former USSB programming as its agent and the NRTC is not entitled to the claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV has also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the DBS Distribution Agreement.

                         HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 10.  Contingencies - Continued

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

  A purported class action suit was filed against DIRECTV on behalf of the NRTC's participating members on February 29, 2000. The members assert claims identical to the claims that were asserted by Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. in their lawsuit against DIRECTV described in the following paragraph.

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

  General Electric Capital Corporation ("GECC") and DIRECTV, Inc. entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV is seeking damages from GECC in excess of $45 million. Hughes intends to vigorously contest GECC's allegations and pursue Hughes' own contractual rights and remedies. Hughes does not believe that the litigation will have a material adverse impact on Hughes' results of operations or financial position. The court has set a trial date of June 12, 2000.

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

                         HUGHES ELECTRONICS CORPORATION

                    NOTES TO FINANCIAL STATEMENTS--Concluded
                                  (Unaudited)

Note 10.  Contingencies - Concluded

  Hughes Space and Communications International ("HSCI"), a wholly owned subsidiary of Hughes Space and Communications Company, has certain contracts with ICO Global Communications Operations ("ICO") to build the satellites and related components for a global wireless communications system. On August 27, 1999, the ICO parent company filed for bankruptcy protection under Chapter 11 in U.S. Bankruptcy Court in Wilmington, Delaware. On May 3, 2000 the U.S. Bankruptcy Court approved a plan of reorganization and ICO's assumption of contracts with HSCI. In connection with the contract assumption, ICO is expected to pay, in the second quarter of 2000, all pre-petition amounts due to Hughes related to the ICO contracts.

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

  Hughes and DIRECTV filed counterclaims against EchoStar on March 13, 2000, alleging that EchoStar tortiously interfered with DIRECTV's relationship with Kelly Broadcasting System, a provider of foreign-language programming; engaged in unfair business practices in connection with improper sales of network programming, misleading advertisements for National Football League games and EchoStar's "PRIMESTAR bounty program"; and infringed on PRIMESTAR trademarks.

  Hughes is subject to various claims and legal actions which are pending or may be asserted against it. The aggregate ultimate liability of Hughes under these claims and actions was not determinable at March 31, 2000. In the opinion of Hughes management, such liability is not expected to have a material adverse effect on Hughes' results of operations or financial position.

                         HUGHES ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  SUMMARY DATA

                                                           Three Months Ended
                                                                March 31,
                                                        -------------------------
                                                           2000            1999
                                                        ---------       ---------
                                                          (Dollars in Millions)
Statement of Operations Data:                                  (Unaudited)
Total revenues                                          $ 1,703.1       $   918.4
Total operating costs and expenses                        1,765.6           938.8
                                                         --------        --------
Operating loss                                              (62.5)          (20.4)
Interest, net                                               (41.0)            6.7
Other, net                                                 (234.2)          (17.3)
Income tax benefit                                         (221.8)          (13.4)
Minority interests in net losses of subsidiaries              7.6             6.5
                                                         --------        --------
Loss from continuing operations                            (108.3)          (11.1)
Income from discontinued operations, net of taxes            26.4            84.1
                                                        ---------        --------
Net income (loss)                                       $   (81.9)      $    73.0
                                                         ========        ========

Other Data:
EBITDA                                                  $   142.2       $    90.5
EBITDA Margin                                                 8.3%            9.9%
Depreciation and amortization                               204.7           110.9
Capital expenditures                                        414.3           387.4

                                                        March 31,
                                                          2000        December 31,
                                                       (Unaudited)        1999
                                                       -----------        ----
Balance Sheet Data:                                       (Dollars in Millions)
Cash and cash equivalents                               $   232.5       $   238.2
Total current assets                                      4,540.3         3,858.0
Total assets                                             19,968.3        18,597.0
Total current liabilities                                 3,294.2         2,642.1
Long-term debt                                            1,857.2         1,586.0
Minority interests                                          564.2           544.3
Total stockholder's equity                               11,810.2        11,681.3

EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles. Hughes management believes it is a meaningful measure of performance and is commonly used by other large communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. In addition, EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

                         HUGHES ELECTRONICS CORPORATION

                            SUMMARY DATA - Concluded
                                  (Unaudited)

                             Selected Segment Data

                                 Direct-To-
                                    Home       Satellite     Network    Eliminations
(Dollars in Millions)             Broadcast     Services     Systems      and Other        Total
------------------------------------------------------------------------------------------------
For the Three Months Ended:

March 31, 2000
Total Revenues                    $ 1,173.8    $   299.1    $  364.5      $(134.3)      $1,703.1
------------------------------------------------------------------------------------------------
Operating Profit (Loss)           $  (126.0)   $   127.3    $    0.6      $ (64.4)      $  (62.5)
Operating Profit Margin                 N/A         42.6%        0.2%         N/A            N/A
EBITDA                            $    (9.2)   $   201.0    $   11.8      $ (61.4)      $  142.2
EBITDA Margin                           N/A         67.2%        3.2%         N/A            8.3%
------------------------------------------------------------------------------------------------
Depreciation and
   Amortization                   $   116.8    $    73.7    $   11.2      $   3.0       $  204.7
Capital Expenditures                  168.0 (1)    158.0 (2)    67.6 (3)     20.7          414.3
------------------------------------------------------------------------------------------------
March 31, 1999
Total Revenues                    $   556.6    $   193.5    $  230.9      $ (62.6)      $  918.4
------------------------------------------------------------------------------------------------
Operating Profit (Loss)           $   (23.4)   $    78.3    $  (17.8)     $ (57.5)      $  (20.4)
Operating Profit Margin                 N/A         40.5%        N/A          N/A            N/A
EBITDA                            $     3.9    $   146.0    $   (5.9)     $ (53.5)      $   90.5
EBITDA Margin                           0.7%        75.5%        N/A          N/A            9.9%
------------------------------------------------------------------------------------------------
Depreciation and
   Amortization                   $    27.3    $    67.7    $   11.9      $   4.0       $  110.9
Capital Expenditures                   77.6 (1)    339.8 (2)     2.2        (32.2)         387.4
------------------------------------------------------------------------------------------------

(1) Includes expenditures related to satellites amounting to $11.6 million and $53.0 million in the first quarter of 2000 and 1999, respectively.
(2) Includes expenditures related to satellites amounting to $146.0 million and $189.7 million in the first quarter of 2000 and 1999, respectively. Also included in the first quarter of 1999 is $141.3 million related to the early buy-out of a satellite sale-leaseback.
(3) Includes expenditures related to satellites amounting to $53.7 million in the first quarter of 2000.

                         HUGHES ELECTRONICS CORPORATION

  The following management's discussion and analysis should be read in conjunction with the Hughes management's discussion and analysis included in the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 10, 2000 and the Hughes Electronics Corporation Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report.

  This Quarterly Report may contain certain statements that Hughes believes are, or may be considered to be, "forward-looking statements," within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause Hughes' actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal important risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, ability to obtain export licenses, competition, ability to achieve cost reductions, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, ability of customers to obtain financing and Hughes' ability to access capital to maintain its financial flexibility.

  Additionally, the in-orbit satellites of Hughes and its 81% owned subsidiary, PanAmSat Corporation ("PanAmSat"), are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of Hughes' businesses. With respect to both in-orbit and launch problems, insurance carried by Hughes and PanAmSat does not compensate for business interruption or loss of future revenues or customers. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by these anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report and Hughes undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

Business Overview

  The continuing operations of Hughes are comprised of the following segments:
Direct-To-Home Broadcast, Satellite Services and Network Systems. The discontinued operations of Hughes consist of its satellite systems manufacturing businesses, which on January 13, 2000, Hughes agreed to sell to The Boeing Company ("Boeing"). This transaction is discussed more fully below in "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures."

  The Direct-To-Home Broadcast segment consists primarily of the United States and Latin America DIRECTV businesses, which provide digital multi-channel entertainment. The DIRECTV U.S. operations were significantly affected during 1999 with Hughes' acquisition of the direct broadcast satellite medium-power business of PRIMESTAR in April 1999 and Hughes' acquisition of United States Satellite Broadcasting Company, Inc. ("USSB"), a provider of premium subscription programming services, in May 1999. Currently, DIRECTV is continuing to offer the medium-power PRIMESTAR subscribers the opportunity to transition to the high-power DIRECTV(R) service and plans to cease operating the medium-power PRIMESTAR business, PRIMESTAR By DIRECTV, by the end of 2000. The USSB acquisition provided DIRECTV with 25 channels of video programming, including premium networks such as HBO(R), Showtime(R), Cinemax(R) and The Movie Channel(R), which are now being offered to DIRECTV's subscribers. The results of operations for PRIMESTAR and USSB have been included in Hughes' financial information since their dates of acquisition. See Note 8 to the financial statements and "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures," below, for further discussion of these transactions.

  In the fourth quarter of 1999, DIRECTV U.S. began providing local broadcast network services and is currently providing those services to 23 U.S. markets. On May 2, 2000, DIRECTV U.S. announced that it will add 12 additional local channel markets throughout the second and third quarters, and by late September 2000, expects to offer local channels in 35 markets across the country.

                         HUGHES ELECTRONICS CORPORATION

  The Latin America DIRECTV businesses are comprised of Galaxy Latin America, LLC ("GLA"), Hughes' 78% owned subsidiary that provides DIRECTV services to 27 countries in Latin America and the Caribbean Basin; SurFin Ltd. ("SurFin"), a company 75% owned by Hughes, that provides financing of subscriber receiver equipment to certain GLA operating companies; Grupo Galaxy Mexicana, S.R.L. de C.V. ("GGM"), the exclusive distributor of DIRECTV in Mexico which was acquired in February 1999; and Galaxy Brasil, Ltda. ("GLB"), the exclusive distributor of DIRECTV in Brazil, which was acquired in July 1999. The results of operations for SurFin, GGM, and GLB have been included in Hughes' financial information since their dates of acquisition. See "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures," below, for further discussion of these transactions.

  Also included as part of the non-operating results of the Direct-To-Home Broadcast segment is DIRECTV Japan, Hughes' affiliate that provides DIRECTV services in Japan. On March 1, 2000, Hughes announced that DIRECTV Japan's operations would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!, a company in Japan that provides direct-to-home satellite broadcast services that is expected to complete an initial public offering during the third quarter of 2000. In connection with the agreement, Hughes acquired an ownership interest in SkyPerfecTV!. See Note 8 to the financial statements and "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures," below, for further discussion.

  The Satellite Services segment consists of PanAmSat, Hughes' 81% owned subsidiary. PanAmSat provides satellite services to its customers primarily through long-term operating lease contracts for the full or partial use of satellite transponder capacity. During the first quarter of 2000, PanAmSat announced the introduction of NET/36(TM), a high-speed, bandwidth-intensive network that will deliver popular video, audio and data content with high clarity to thousands of digital subscriber line providers, cable headends, Internet service providers and broadband wireless providers worldwide. PanAmSat plans to introduce the Net/36 service in the United States by the end of 2000.

  The Network Systems segment consists of Hughes Network Systems ("HNS"), who is engaged in manufacturing equipment used in satellite-based private business networks, manufacturing DIRECTV(TM), DirecPC(R) and DirecDuo(TM) receiver equipment and providing business communications services. In April of 2000, HNS announced plans to market a two-way broadband satellite service to consumers. HNS will add two-way capabilities to its nationwide high-speed satellite Internet service, DirecPC, early in the fourth quarter of 2000. Offering always-on capability, the new two-way high-speed satellite service will allow consumers to completely bypass the dial-up telephone network when accessing the Internet. Two-way DirecPC will also be offered with a DirecDuo antenna system, allowing consumers to receive both DirecPC and DIRECTV using the same antenna.

  The Network Systems segment was affected in February 1999 by a notification received by Hughes from the Department of Commerce that it intended to deny a U.S. government export license that Hughes was required to obtain in connection with its contract with Asia-Pacific Mobile Telecommunications Satellite Pte. Ltd. ("APMT") for the provision of a satellite-based mobile telecommunications system. As a result, APMT and Hughes terminated the contract on April 9, 1999, resulting in a pre-tax charge to Hughes' earnings of $92.0 million in the first quarter of 1999. Of the $92.0 million charge, $11.0 million was attributable to the Network Systems segment and the remainder to Hughes Space and Communications which is included in discontinued operations. The charge represented the write-off of receivables and inventory, with no alternative use, related to the contract.

Satellite Fleet

  During the first quarter of 2000, PanAmSat successfully launched and commenced service of the Galaxy XR satellite for Alaska's General Communications, Inc., Disney and other customers. PanAmSat also commenced service of the Galaxy-XI satellite in April of 2000, which provides expansion and backup services for PanAmSat's Galaxy(R) cable neighborhood customers. Also, in April of 2000, PanAmSat successfully launched Galaxy IVR, a replacement satellite for Galaxy IV, which brought Hughes' total fleet of satellites to 26, five owned by DIRECTV and 21 owned and operated by PanAmSat. Both PanAmSat and DIRECTV expect to launch additional satellites during 2000.

                         HUGHES ELECTRONICS CORPORATION

Results of Operations

  Revenues. Revenues for the first quarter of 2000 increased 85.4% to $1,703.1 million, compared with $918.4 million in the first quarter of 1999. The Direct-To-Home Broadcast segment contributed to the overall change with an increase in revenues of $617.2 million over the first quarter of 1999 that resulted from an increased number of subscribers, including the addition of 510,000 new subscribers in the United States and Latin America since December 31, 1999, added revenues from the PRIMESTAR By DIRECTV and premium channel services and subscribers converted from PRIMESTAR By DIRECTV to the high-power DIRECTV service. Also contributing to the overall increase in revenues was the Network Systems segment, which shipped nearly 1.0 million DIRECTV receiver systems during the first quarter of 2000 compared to about 0.2 million shipped in the first quarter of 1999 leading to an increase in revenues of $133.6 million. The Satellite Services segment also reported an increase in revenues of $105.6 million due primarily to outright sales and sales-type leases of satellite transponders during the first quarter of 2000.

  Operating Costs and Expenses. Operating costs and expenses grew to $1,765.6 million in 2000 from $938.8 million in 1999. Broadcast programming and other costs increased by $353.9 million in the first quarter of 2000 from the same period of 1999 due to increased costs for the new high-power DIRECTV subscribers and costs associated with the PRIMESTAR By DIRECTV and premium channel services. Costs of products sold increased by $62.1 million in the first quarter of 2000 from the first quarter of 1999 due to the increased sales of DIRECTV receiver systems. Selling, general and administrative expenses increased by $317.0 million during the first quarter of 2000 compared to the same period of 1999 due primarily to increased subscriber acquisition costs at the Direct-To-Home Broadcast segment to support the increase in subscribers, costs associated with the PRIMESTAR By DIRECTV business and increased customer service costs that resulted primarily from an increase in the number of customer service representatives. Depreciation and amortization increased by $93.8 million during the first quarter of 2000 compared to the first quarter of 1999 due primarily to acquisitions in 1999, discussed more fully in "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures."

  EBITDA increased 57.1% for the first quarter of 2000 to $142.2 million and EBITDA margin was 8.3%, compared to EBITDA of $90.5 million and EBITDA margin of 9.9% in the first quarter of 1999. The increase in EBITDA resulted primarily from the increased revenues at the Satellite Services segment. The lower EBITDA margin was due primarily to the lower margins associated with the outright sales and sales-type leases at the Satellite Services segment.

  Operating Loss. The operating loss for the first quarter of 2000 was $62.5 million compared to an operating loss of $20.4 million in 1999. The increased operating loss resulted from the higher depreciation and amortization, which more than offset the improvement in EBITDA.

  Interest Income and Expense. Interest income declined to $3.9 million for the first quarter of 2000 compared to interest income of $13.6 million for the same period of 1999 due to a decrease in cash and cash equivalents. Interest expense increased to $44.9 million for the first quarter of 2000 from $6.9 million for the first quarter of 1999. The increase in interest expense resulted from an increase in debt and interest expense associated with liabilities for above-market programming contracts assumed in the acquisitions of PRIMESTAR and USSB. The changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."

  Other, Net. Other, net increased to an expense of $234.2 million for the first quarter of 2000 from an expense of $17.3 million in the same period of 1999. The increased expense in 2000 resulted from the SkyPerfecTV! transaction, discussed more fully in Note 8 to the financial statements and below in "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures," and higher equity losses recorded for DIRECTV Japan that resulted from Hughes' increased investment during the third quarter of 1999. The total loss related to DIRECTV Japan for the first quarter of 2000, which includes the effects of the SkyPerfecTV! transaction and Hughes' share of DIRECTV Japan's operating losses, was about $230 million.

  Income Taxes. Hughes recognized a tax benefit of $221.8 million for the 2000 first quarter, compared to $13.4 million in the 1999 first quarter. The 2000 tax benefit reflects the tax benefit associated with the write-off of Hughes' historical investments in DIRECTV Japan and the higher pre-tax losses compared to 1999.

  Loss From Continuing Operations. Hughes reported a loss from continuing operations of $108.3 million for the 2000 first quarter, compared to $11.1 million for the same period of 1999.

  Discontinued Operations. Revenues for the satellite systems manufacturing businesses decreased to $515.0 million for the first quarter of 2000 from revenues of $627.8 million for the same period of 1999. Revenues, excluding intercompany transactions, were $389.1 million for 2000 and $533.4 million for 1999. The decrease in revenues was principally due to decreased activity associated with a contract with ICO Global Communications.

  The satellite systems manufacturing businesses reported operating income of $42.9 million for the first quarter of 2000 compared to an operating loss of $0.1 million for the first quarter of 1999. Operating income, excluding intercompany transactions, amounted to $41.7 million for 2000, compared to an operating loss of $21.6 million for 1999. The 1999 results included a one-time pre-tax charge of $81.0 million that resulted from the termination of the satellite system contract with APMT.

                         HUGHES ELECTRONICS CORPORATION

  Income from discontinued operations, net of taxes was $26.4 million for the first quarter of 2000 compared to $84.1 million in the same period of 1999. The 1999 results included a one-time after-tax gain of $94.0 million from the settlement of a patent infringement case that was offset by the one-time after-tax charge of $49.0 million associated with the termination of the APMT contract.

Direct-To-Home Broadcast Segment

  Direct-To-Home Broadcast segment first quarter 2000 revenues more than doubled to $1,173.8 million from $556.6 million in the first quarter of 1999, an
increase of 110.9%.   EBITDA in the first quarter of 2000 decreased to negative
$9.2 million compared to positive EBITDA of $3.9 million in the first quarter of
1999.   The operating loss for the segment increased to $126.0 million in the first quarter of 2000 from an operating loss of $23.4 million in the first quarter of 1999.

  United States. The DIRECTV U.S. businesses were the biggest contributor to the segment's revenue growth with revenues of $1,059 million for the first quarter of 2000, a 123.4% increase over last year's first quarter revenues of $474 million. The large increase in revenues resulted primarily from an increased number of subscribers, including the addition of 405,000 new subscribers in the United States since December 31, 1999, added revenues from the PRIMESTAR By DIRECTV and premium channel services and subscribers converted from PRIMESTAR By DIRECTV to the high-power DIRECTV service. As of March 31, 2000 the DIRECTV U.S. businesses had more than 8.3 million subscribers compared to about 4.8 million at March 31, 1999. Average monthly revenue per subscriber for the high-power business increased to $58 for the first quarter of 2000 from $47 for the same period in the prior year. This increase resulted from the addition of the premium channel services in May of 1999.

  In the first quarter of 2000, the DIRECTV U.S. businesses reported EBITDA of $31 million compared to EBITDA of $25 million in the first quarter of 1999. The first quarter 2000 operating loss for DIRECTV U.S. was $65 million compared with an operating profit of $5 million in the first quarter of 1999. The change in EBITDA resulted from the increased revenues that were partially offset by increased subscriber acquisition costs, added operating costs from the PRIMESTAR By DIRECTV and premium channel services and increased customer service costs that resulted primarily from an increase in the number of customer service representatives. The decrease in operating profit was principally due to increased amortization expense related to the PRIMESTAR and USSB acquisitions.

  Latin America. Revenues for the Latin America DIRECTV businesses increased 86.9% to $114 million in the first quarter of 2000 from $61 million in the first quarter of 1999. The increase in revenues reflects an increase in subscribers and the consolidation of the GGM and GLB businesses. Subscribers grew to 909,000 at the end of the first quarter of 2000 compared to 554,000 at the end of the first quarter of 1999. Average monthly revenue per subscriber decreased to $34 in the first quarter of 2000 from $35 in the first quarter of 1999.

  EBITDA was negative $38 million for the first quarter of 2000 compared to negative EBITDA of $20 million in the first quarter of 1999. The change in EBITDA resulted primarily from additional losses from the consolidation of GGM and GLB and higher marketing costs associated with the record subscriber growth. The Latin America DIRECTV businesses incurred an operating loss of $58 million in the first quarter of 2000 compared to $28 million in the first quarter of 1999. The increased operating loss resulted from the decline in EBITDA and higher depreciation and amortization expense that resulted from the GGM and GLB transactions.

Satellite Services Segment

  Revenues for the Satellite Services segment in the first quarter of 2000 increased 54.6% to $299.1 million from $193.5 million in the same period in the prior year. This increase was primarily due to revenues from outright sales and sales-type lease transactions executed during the first quarter of 2000. Total sales and sales-type lease revenues were $99.1 million for the first quarter of 2000 as compared to $6.1 million of sales-type lease revenues for the same period in the prior year. Revenues from operating leases of transponders, satellite services and other were 66.9% of total revenues for the first quarter of 2000 and increased by 6.7% to $200.0 million from $187.4 million for the same period in the prior year. This increase was due primarily to increased available transponder capacity on new international satellites that were placed into service since the first quarter of 1999.

  EBITDA was $201.0 million for the first quarter of 2000, a 37.7% increase over the first quarter 1999 EBITDA of $146.0 million. The increase in EBITDA was due to the increase in revenues. EBITDA margin in the first quarter of 2000 was 67.2% compared to 75.5% in the same period in 1999. This decline was due to lower margins associated with the outright sales and sales-type lease transactions in the first quarter of 2000. Excluding these sales and sales-type lease transactions, EBITDA for the first quarter of 2000 was $153 million or 75% of corresponding revenues. Operating profit was $127.3 million for the first quarter of 2000, an increase of $49.0 million over the first quarter of 1999. The increase in operating profit resulted from the increase in EBITDA partially offset by higher depreciation expense resulting from increased capital expenditures related to the satellite fleet.

                         HUGHES ELECTRONICS CORPORATION

Network Systems Segment

  The Network Systems segment grew first quarter 2000 revenues by 57.9% to $364.5 million, versus $230.9 million in the first quarter of 1999. The higher revenues resulted from greater shipments of DIRECTV receiver equipment. Shipments of DIRECTV receiver equipment totaled 980,000 in the first quarter of 2000, compared to 190,000 units in the same period last year.

  The Network Systems segment reported EBITDA of $11.8 million for the first quarter of 2000, compared to negative EBITDA of $5.9 million in the first quarter of 1999. The Network Systems segment had an operating profit of $0.6 million in the first quarter of 2000, compared to an operating loss of $17.8 million in the first quarter of 1999. The increase in EBITDA and operating profit resulted primarily from increased sales of DIRECTV receiver equipment. Also affecting the change was a one-time first quarter 1999 pre-tax charge of $11.0 million resulting from the termination of the APMT contract.

Eliminations and Other

  The elimination of revenues increased to $134.3 million in the first quarter of 2000 from $62.6 million in the first quarter of 1999 due primarily to increased purchases of receiver equipment from the Network Systems segment by DIRECTV for the conversion of the PRIMESTAR By DIRECTV medium-power subscribers to the high-power service. Also contributing to the change was increased manufacturing subsidies received by the Network Systems segment from the DIRECTV business that resulted from the increased DIRECTV receiver equipment shipments.

  Operating losses for "eliminations and other" increased to $64.4 million in the first quarter of 2000 from $57.5 million for the first quarter of 1999. The increase was primarily due to increased corporate expenditures related to employee benefits and administrative costs.

Liquidity and Capital Resources

  Cash and cash equivalents were $232.5 million at March 31, 2000 compared to $238.2 million at December 31, 1999.

  Cash provided by operating activities was $7.9 million for the first quarter of 2000, compared to $85.4 million for the first quarter of 1999. The decrease in 2000 resulted primarily from changes in working capital items.

  Cash used in investing activities was $406.1 million in the three months ended March 31, 2000, and $629.5 million for the same period in 1999. The higher 1999 investing activities included the acquisition of the Tempo Satellite assets and the early buy-out of a satellite sale-leaseback at PanAmSat.

  Cash provided by financing activities was $463.9 million in the first quarter of 2000, compared to $92.1 million in the first quarter of 1999. The increase is primarily due to additional borrowings used to finance capital expenditures for satellites and property and equipment.

  Cash used in discontinued operations was $71.4 million in the first quarter of 2000, compared to $110.5 million in the first quarter of 1999.

  Liquidity Measurement. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at March 31, 2000 and December 31, 1999 was 1.38 and 1.46, respectively. Working capital increased by $30.2 million to $1,246.1 million at March 31, 2000 from $1,215.9 million at December 31, 1999.

  Common Stock Dividend Policy and Use of Cash. Since the completion of the recapitalization of Hughes in late 1997, the GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its GM Class H common stock. Similarly, since such time, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes. Hughes expects to have significant cash requirements in the remainder of 2000 primarily due to capital expenditures of approximately $1.6 billion for satellites and property. In addition, Hughes expects to increase its investment in affiliated companies, primarily related to its international DIRECTV businesses. These cash requirements are expected to be funded from a combination of cash provided from operations, cash to be received upon completion of the Boeing transaction, amounts available under credit facilities and debt and equity offerings, as needed.

  Debt and Credit Facilities. Short-Term Borrowings. In October 1999, Hughes issued $500.0 million ($499.3 million net of unamortized discount) of floating rate notes to a group of institutional investors in a private placement. The notes bear interest at a variable rate which was 7.29% at March 31, 2000. Interest is payable quarterly and the notes are due and payable on October 23, 2000.

  Notes Payable. PanAmSat issued five, seven, ten and thirty-year notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for the five-, seven-, ten- and thirty-year notes as of March 31, 2000 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375%
and $125 million at $6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually.

                         HUGHES ELECTRONICS CORPORATION

  In July 1999, in connection with the early buy-out of satellite sale-leasebacks, PanAmSat assumed $124.1 million of variable rate notes, of which $79.9 million was outstanding at March 31, 2000. The interest rate on the notes was 6.19% at March 31, 2000. The notes mature on various dates through January 2, 2002.

  Revolving Credit Facilities. Hughes has three unsecured revolving credit facilities totaling $1.6 billion, consisting of a $750.0 million multi-year facility, a $350.0 million 364-day facility, and a $500.0 million bridge facility. Borrowings under the facilities bear interest at various rates, based on a spread to the then-prevailing London Interbank Offered Rate. The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002. The 364-day facility provides for a commitment of $350.0 million through November 22, 2000. These facilities also provide backup capacity for Hughes' commercial paper program. The bridge facility provides for a commitment of $500.0 million through the earlier of November 22, 2000 or the receipt of proceeds from the issuance of any debt securities of Hughes in a
public offering.   The multi-year facility was fully drawn as of March 31, 2000, with borrowings bearing interest rates ranging from 6.92% to 6.94%. $200 million was outstanding under the 364-day facility as of March 31, 2000, bearing interest at rates ranging from 6.88% to 7.13%. No amounts were outstanding under the commercial paper program and bridge facilities at March 31, 2000.

  PanAmSat maintains a $500.0 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500.0 million commercial paper program that provides for short-term borrowings. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at March 31, 2000.

  At March 31, 2000, Hughes' 75% owned subsidiary, SurFin, had a total of $273.5 million outstanding under a $400.0 million unsecured revolving credit facility expiring in June 2002. The weighted average interest rate on these borrowings was 6.83% at March 31, 2000.

  Other. At March 31, 2000, GLB had a total of $21.1 million outstanding under variable rate notes bearing interest at various rates. The weighted average interest rate of the notes was 11.7% at March 31, 2000. Principal is payable in varying amounts at maturity in April and May 2002, and interest is payable monthly.

  Other long-term debt totaling $16.0 million at March 31, 2000, consisted primarily of notes bearing fixed rates of interest of 9.61% to 11.11%. Principal is payable at maturity in April 2007, while interest is payable semi-annually.

  Hughes has filed a shelf registration statement with the Securities and Exchange Commission with respect to an issuance of up to $2.0 billion of debt securities from time to time. No amounts have been issued as of March 31, 2000.

  Acquisitions, Investments and Divestitures. Acquisitions and Investments. On July 28, 1999, GLA acquired GLB, the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap also sold its 10% equity interest in GLA to Hughes and The Cisneros Group of Companies, the remaining GLA partners, which increased Hughes' ownership interest in GLA to 77.8%. As part of the transaction, Hughes also increased its ownership interest in SurFin from 59.1% to 75.0%. The total consideration paid in the transactions amounted to approximately $101.1 million.

  On May 20, 1999, Hughes acquired by merger all of the outstanding capital stock of USSB, a provider of premium subscription television programming via the digital broadcasting system that it shared with DIRECTV. The total consideration of approximately $1.6 billion paid in July 1999, consisted of approximately $0.4 billion in cash and 22.6 million shares of GM Class H common stock.

  On April 28, 1999, Hughes completed the acquisition of PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock, for a total purchase price of $1.3 billion. As part of the agreement to acquire PRIMESTAR, Hughes agreed to purchase the high-power satellite assets, which consisted of an in-orbit satellite and a satellite which has not yet been launched, and related orbital frequencies of Tempo Satellite Inc., a wholly owned subsidiary of TCI Satellite Entertainment Inc. The purchase price for the Tempo Satellite assets consisted of $500 million in cash, $150 million paid on March 10, 1999 and the remaining $350 million paid on June 4, 1999.

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

                         HUGHES ELECTRONICS CORPORATION

  The financial information included herein reflects the acquisitions discussed above from their respective dates of acquisition. The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill.

  Divestitures. On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!. In connection with the agreement, Hughes acquired an approximate 6.6% interest in SkyPerfecTV!. As a result of the transaction, in the first quarter of 2000 Hughes wrote off its investment and accrued for the estimated costs to exit the DIRECTV Japan business. The principal components of the accrued exit costs include estimated subscriber migration and termination costs and costs to terminate certain leases, programming agreements and other long-term contractual commitments. These one-time charges were offset by the estimated fair value of the SkyPerfecTV! interest acquired. The fair value of the SkyPerfecTV! interest recorded was estimated based upon a preliminary independent appraisal, which is expected to be completed within three to six months. Accordingly, the final amount of the fair value of the SkyPerfecTV! investment recorded may be different from the amount reflected herein. The total loss related to DIRECTV Japan for the first quarter of 2000, including Hughes' share of DIRECTV Japan's operating losses, was about $230 million and was recorded in "other, net." The after-tax impact was about $49 million. Hughes will continue to record its share of DIRECTV Japan's operating losses during the remainder of 2000.

  On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite systems manufacturing businesses to Boeing for $3.75 billion in cash. The transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2000 and result in an after-tax gain in excess of
$1 billion.   The financial results for the satellite systems manufacturing businesses are treated as discontinued operations for all periods presented herein.

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

                         HUGHES ELECTRONICS CORPORATION

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

  Summarized below, for the quarter ended March 31, 2000 and through the date of this filing, are changes in material pending legal proceedings involving Hughes. For further information, refer to the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 10, 2000, and Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report. Also, for further information, refer to Note 10 to the financial statements included in this filing.

                                      ***

  With respect to the previously reported actions against DIRECTV, Inc. ("DIRECTV") and Hughes Communications Galaxy, Inc. ("HCI") filed by the National Rural Telecommunications Cooperative ("NRTC") on June 3, 1999 and August 26, 1999, and a related action filed by Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. on January 11, 2000, a purported class action suit was filed on February 29, 2000 against DIRECTV and HCI on behalf of the NRTC's participating members asserting claims substantially the same as those asserted in the actions brought by Pegasus and Golden Sky.

                                      ***

  With respect to the previously reported action against DIRECTV filed by General Electric Capital Corporation, the court has set a trial date of June 12, 2000.

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

                                      ***

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit Number         Exhibit Name                                                    Page No.
--------------     ------------------------------------------------                    --------
     27            Financial Data Schedule (for SEC information only) (Unaudited)         N/A

(b)  REPORTS ON FORM 8-K.

  Four reports on Form 8-K, dated January 14, 2000, January 19, 2000, February 18, 2000 and March 3, 2000 were filed during the quarter ended March 31, 2000 reporting matters under Item 5, Other Events.



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


                                 HUGHES ELECTRONICS CORPORATION
                                 ------------------------------
                                           (Registrant)



                                 By
Date May 15, 2000                /s/Roxanne S. Austin
-----------------                --------------------------------------------
                                 (Roxanne S. Austin, Chief Financial Officer)