Form 10-Q
period 2000-06-30
HUGHES ELECTRONICS CORP
filed 2000-08-14
CIK 944868

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

      For the quarterly period ended June 30, 2000

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
---   OF 1934


      For the transition period from                     to
                                       ---------------        -------------

                        Commission file number  0-26035


                        HUGHES ELECTRONICS CORPORATION
            (Exact name of registrant as specified in its charter)



          STATE OF DELAWARE                        52-1106564
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

     As of June 30, 2000, there were outstanding 1,000 shares of the issuer's $1.00 par value common stock.

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

     Item 1.      Financial Statements

                  Statements of Operations and Available Separate Consolidated Net
                    Income (Loss) for the Three and Six Months Ended June 30, 2000
                    and 1999                                                               3

                  Balance Sheets as of June 30, 2000 and December 31, 1999                 4

                  Condensed Statements of Cash Flows for the Six Months Ended
                    June 30, 2000 and 1999                                                 5

                  Notes to Financial Statements                                            6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                 14

Part II - Other Information (Unaudited)

     Item 1.      Legal Proceedings                                                       26

     Item 6.      Exhibits and Reports on Form 8-K                                        27

Signature                                                                                 27

Exhibit 27        Financial Data Schedule (for SEC information only) (Unaudited)


                         HUGHES ELECTRONICS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

                         STATEMENTS OF OPERATIONS AND
               AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)
                                  (Unaudited)

                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
                                                       --------------------    --------------------
                                                         2000        1999        2000        1999
                                                       --------    --------    --------    --------
                                                                   (Dollars in Millions)
Revenues
  Direct broadcast, leasing and other services         $1,565.4    $1,060.9    $3,037.8    $1,802.0
  Product sales                                           271.6       255.2       502.3       432.5
                                                       --------    --------    --------    --------
Total Revenues                                          1,837.0     1,316.1     3,540.1     2,234.5
                                                       --------    --------    --------    --------
Operating Costs and Expenses
  Broadcast programming and other costs                   686.7       478.3     1,354.5       778.0
  Cost of products sold                                   234.7       207.8       433.0       358.2
  Selling, general and administrative expenses            736.0       505.7     1,420.3       863.0
  Depreciation and amortization                           224.6       153.2       434.8       271.3
                                                       --------    --------    --------    --------
Total Operating Costs and Expenses                      1,882.0     1,345.0     3,642.6     2,270.5
                                                       --------    --------    --------    --------
Operating Loss                                            (45.0)      (28.9)     (102.5)      (36.0)
Interest income                                             4.3         4.6         8.2        18.2
Interest expense                                          (57.8)      (12.4)     (102.7)      (19.3)
Other, net                                                (43.3)      (34.1)     (282.5)      (64.7)
                                                       --------    --------    --------    --------
Loss From Continuing Operations Before
  Income Taxes and Minority Interests                    (141.8)      (70.8)     (479.5)     (101.8)
Income tax benefit                                        (54.8)       (9.5)     (276.6)      (22.9)
Minority interests in net losses of subsidiaries            4.5         6.8        12.1        13.3
                                                       --------    --------    --------    --------
Loss from continuing operations                           (82.5)      (54.5)     (190.8)      (65.6)
Income (Loss) from discontinued operations, net
  of taxes                                                 13.4       (43.1)       39.8        41.0
                                                       --------    --------    --------    --------
Net Loss                                                  (69.1)      (97.6)     (151.0)      (24.6)
Adjustments to exclude the effect of GM purchase
  accounting adjustments                                    5.3         5.3        10.6        10.6
                                                       --------    --------    --------    --------
Loss excluding the effect of GM purchase
  accounting adjustments                                  (63.8)      (92.3)     (140.4)      (14.0)
Preferred stock dividends                                 (24.1)       (1.6)      (48.8)       (1.6)
                                                       --------    --------    --------    --------
Loss Used for Computation of Available
  Separate Consolidated Net Income (Loss)              $  (87.9)   $  (93.9)   $ (189.2)   $  (15.6)
                                                       ========    ========    ========    ========

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors
  Class H Common Stock outstanding
  (in millions) (Numerator)                               562.7       363.0       488.0       340.8
Average Class H dividend base (in millions)
  (Denominator)                                         1,297.0     1,244.7     1,295.8     1,222.5
Available Separate Consolidated Net Income (Loss)      $  (38.1)   $  (27.4)   $  (71.3)   $   (4.3)
                                                       ========    ========    ========    ========
---------

Reference should be made to the Notes to Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                                 BALANCE SHEETS

                                                                   June 30,
                                                                     2000          December 31,
                      ASSETS                                      (Unaudited)          1999
                                                                  -----------      -----------
                                                                      (Dollars in Millions)
Current Assets
  Cash and cash equivalents                                       $    277.6       $   238.2
  Accounts and notes receivable (less allowances)                    1,048.8           960.9
  Contracts in process                                                 148.3           155.8
  Inventories                                                          327.8           236.1
  Net assets of discontinued operations                              1,201.3         1,224.6
  Deferred income taxes                                                536.6           254.3
  Prepaid expenses and other                                           776.3           788.1
                                                                   ---------       ---------
Total Current Assets                                                 4,316.7         3,858.0
Satellites, net                                                      4,096.1         3,907.3
Property, net                                                        1,441.0         1,223.0
Net Investment in Sales-type Leases                                    262.5           146.1
Intangible Assets, net                                               7,271.2         7,406.0
Investments and Other Assets                                         2,336.8         2,056.6
                                                                   ---------       ---------
Total Assets                                                       $19,724.3       $18,597.0
                                                                   =========       =========

                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Accounts payable                                                 $ 1,044.7       $ 1,062.2
  Deferred revenues                                                    147.0           130.5
  Short-term borrowings and current portion of long-term debt          850.8           555.4
  Accrued liabilities and other                                      1,244.5           894.0
                                                                   ---------       ---------
Total Current Liabilities                                            3,287.0         2,642.1
Long-Term Debt                                                       1,916.5         1,586.0
Other Liabilities and Deferred Credits                               1,431.9         1,454.2
Deferred Income Taxes                                                  940.0           689.1
Commitments and Contingencies
Minority Interests                                                     592.2           544.3
Stockholder's Equity
  Capital stock and additional paid-in capital                       9,915.1         9,809.5
  Preferred stock                                                    1,494.4         1,487.5
  Retained deficit                                                    (284.2)          (84.4)
                                                                   ---------       ---------
Subtotal Stockholder's Equity                                       11,125.3        11,212.6
                                                                   ---------       ---------
  Accumulated Other Comprehensive Income (Loss)
    Minimum pension liability adjustment                                (7.3)           (7.3)
    Accumulated unrealized gains on securities                         447.8           466.0
    Accumulated foreign currency translation adjustments                (9.1)           10.0
                                                                   ---------       ---------
  Accumulated other comprehensive income                               431.4           468.7
                                                                   ---------       ---------
Total Stockholder's Equity                                          11,556.7        11,681.3
                                                                   ---------       ---------
Total Liabilities and Stockholder's Equity                         $19,724.3       $18,597.0
                                                                   =========       =========

Reference should be made to the Notes to Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            ---------------------
                                                              2000        1999
                                                            --------    ---------
                                                            (Dollars in Millions)
Cash Flows from Operating Activities
    Net Cash Provided by Continuing Operating Activities    $  147.3    $    80.9

Cash Flows from Investing Activities
Investment in companies, net of cash acquired                 (103.4)    (1,779.2)
Expenditures for property                                     (405.1)      (135.7)
Increase in satellites                                        (374.3)      (376.2)
Early buy-out of satellite under sale and leaseback                -       (141.3)
Proceeds from disposal of property                              12.0            -
Proceeds from sale of investments                               36.6            -
Proceeds from insurance claims                                  36.2          5.1
                                                            --------    ---------
    Net Cash Used in Investing Activities                     (798.0)    (2,427.3)
                                                            --------    ---------

Cash Flows from Financing Activities
Net increase in short-term borrowings and current
  portion of long-term debt                                    295.4         28.3
Long-term debt borrowings                                    3,426.5      2,422.0
Repayment of long-term debt                                 (3,096.0)    (1,961.1)
Stock options exercised                                         47.9         42.8
Purchase and retirement of GM Class H common stock                 -         (8.9)
Net proceeds from issuance of preferred stock                      -      1,485.0
Preferred stock dividends paid to General Motors               (46.8)           -
                                                            --------    ---------
    Net Cash Provided by Financing Activities                  627.0      2,008.1
                                                            --------    ---------

Net cash used in continuing operations                         (23.7)      (338.3)
Net cash provided by (used in) discontinued operations          63.1       (145.0)
                                                            --------    ---------
Net increase (decrease) in cash and cash equivalents            39.4       (483.3)
Cash and cash equivalents at beginning of the period           238.2      1,342.0
                                                            --------    ---------
Cash and cash equivalents at end of the period              $  277.6    $   858.7
                                                            ========    =========

Reference should be made to the Notes to Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the financial statements and footnotes thereto included in the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 1999 and the Hughes Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission ("SEC") on March 10, 2000 and May 15, 2000, respectively, and the Hughes Electronics Corporation Current Reports on Form 8-K, filed with the SEC through the date of this report.

  Certain prior period amounts have been reclassified to conform to the June 30, 2000 presentation.

  Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the satellite systems manufacturing businesses are excluded from Hughes' results from continuing operations for all periods presented herein. As a result, the financial results of the satellite systems manufacturing businesses are presented in Hughes' Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled "Income (Loss) from discontinued operations, net of taxes," the related assets and liabilities are presented in the balance sheets in a single line item entitled "Net assets of discontinued operations" and the net cash flows as "Net cash provided by (used in) discontinued operations." See further discussion in
Note 7.

  The accompanying financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from purchase accounting adjustments associated with General Motors Corporation's ("GM") purchase of Hughes in 1985, with certain amounts allocated to the satellite systems manufacturing businesses.

Note 2.  Inventories

Major Classes of Inventories

                                                       June 30,    December 31,
                                                         2000          1999
                                                       --------    ------------
                                                        (Dollars in Millions)
Productive material and supplies                       $  62.7        $ 59.1
Work in process                                          126.4          67.0
Finished goods                                           138.7         110.0
                                                       -------        ------
  Total                                                $ 327.8        $236.1
                                                       =======        ======

Note 3.  Comprehensive Loss

  Hughes' total comprehensive loss was as follows:

                                                        Three Months Ended       Six Months Ended
                                                             June 30,                 June 30,
                                                        -------------------     --------------------
                                                          2000        1999        2000        1999
                                                        -------     -------     -------     --------
                                                                   (Dollars in Millions)
Net loss                                                $ (69.1)    $ (97.6)    $(151.0)     $(24.6)
Other comprehensive income (loss):
 Unrealized losses on securities                         (189.2)       (8.9)      (18.2)        0.4
 Foreign currency translation
   adjustments                                              6.2        (1.1)      (19.1)       (4.6)
                                                        -------     -------     -------      ------
  Other comprehensive loss                               (183.0)      (10.0)      (37.3)       (4.2)
                                                        -------     -------     -------      ------
   Total comprehensive loss                             $(252.1)    $(107.6)    $(188.3)     $(28.8)
                                                        =======     =======     =======      ======

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

  Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) ("ASCNI") of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the separate consolidated net income (loss) of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes and including the effects of preferred dividends paid and/or payable to GM (earnings
(loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period (562.7 million and 363.0 million during the second quarters of 2000 and 1999, respectively) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 1,297.0 million and 1,244.7 million during the second quarters of 2000 and 1999, respectively.

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

  As part of GM's previously announced plans for a broad restructuring of its economic interest in Hughes, during the second quarter of 2000, GM completed an exchange offer in which GM repurchased 86 million shares of GM $1-2/3 par value common stock and issued 92 million shares of GM Class H common stock. In addition, on June 12, 2000, GM contributed approximately 54 million shares and approximately 7 million shares of GM Class H common stock to its U.S. Hourly-Rate Employees Pension Plan and VEBA trust, respectively. The GM Class H common stock issued as part of the exchange offer and employee benefit plan contributions have been included as part of the numerator for the computation of ASCNI since their date of issuance.

  On June 6, 2000, the GM Board declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. As a result, the numbers of shares of GM Class H common stock presented for all periods have been adjusted to reflect the stock split.

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


Note 6.  Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

                                             Interest Rates at    June 30,   December 31,
                                               June 30, 2000        2000         1999
                                             -----------------    --------   ------------
                                                                   (Dollars in Millions)
Floating rate notes, net of unamortized
 discount                                                 7.57%   $  499.6       $  498.9
364-day revolving credit facility                         7.71%      150.0              -
Commercial paper                                  7.10% - 7.35%      167.9              -
Current portion of long-term debt                         6.88%       33.3           56.5
                                                                  --------       --------
Total short-term borrowings and current
  portion of long-term debt                                       $  850.8       $  555.4
                                                                  ========       ========

Long-Term Debt
                                             Interest Rates at    June 30,   December 31,
                                             June 30, 2000            2000           1999
                                             -----------------    --------   ------------
                                                                   (Dollars in Millions)
Notes payable                                    6.00% -  6.88%   $  829.8       $  874.1
Revolving credit facilities                      7.54% -  7.69%      881.0          727.9
Commercial paper                                 7.10% -  7.35%      200.0              -
Other debt                                       9.61% - 12.75%       39.0           40.5
                                                                  --------       --------
Total debt                                                         1,949.8        1,642.5
Less current portion                                                  33.3           56.5
                                                                  --------       --------
Total long-term debt                                              $1,916.5       $1,586.0
                                                                  ========       ========

                         HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 7.  Acquisitions, Investments and Divestitures

Acquisitions and Investments

  On May 20, 1999, Hughes acquired by merger all of the outstanding capital stock of United States Satellite Broadcasting Company, Inc. ("USSB"), a provider of premium subscription television programming via the digital broadcasting system that it shared with DIRECTV. The total consideration of approximately $1.6 billion, paid in July 1999, consisted of approximately $0.4 billion in cash and 67.8 million shares of GM Class H common stock.

  On April 28, 1999, Hughes completed the acquisition of PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business. The purchase price consisted of $1.1 billion in cash and 14.7 million shares of GM Class H common stock, for a total purchase price of $1.3 billion. As part of the agreement to acquire PRIMESTAR, Hughes agreed to purchase the high-power satellite assets, which consisted of an in-orbit satellite and a satellite which has not yet been launched, and related orbital frequencies of Tempo Satellite Inc., a wholly owned subsidiary of TCI Satellite Entertainment Inc. The purchase price for the Tempo Satellite assets consisted of $500 million in cash, $150 million paid on March 10, 1999 and the remaining $350 million paid on June 4, 1999.

  Hughes agreed, in connection with its acquisition of PRIMESTAR, to exit the medium-power business prior to May 1, 2001. Hughes formulated a detailed exit plan during the second quarter of 1999 and immediately began to migrate the
medium-power customers to DIRECTV's high-power platform.   Accordingly, Hughes
accrued exit costs of $150 million in determining the purchase price allocated to the net assets acquired. The principal components of such exit costs include penalties to terminate assumed contracts and costs to remove medium-power equipment from customer premises. The timing of subscriber migration and exit of the medium-power business is currently estimated to occur by the end of 2000. The amount of accrued exit costs remaining at June 30, 2000 was $76 million.

  The following selected unaudited pro forma information is being provided to present a summary of the combined results of Hughes and USSB and PRIMESTAR for the six months ended June 30, 1999 as if the acquisitions had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data presents only these significant transactions, is presented for informational purposes only and may not necessarily reflect the results of operations of Hughes had these companies operated as part of Hughes for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

                                                   Six Months Ended
                                                     June 30, 1999
                                                 ---------------------
                                                 (Dollars in Millions)
Total Revenues                                         $3,204.5
Net Loss                                                  (30.3)
Available Separate Consolidated Net
 Income (Loss)                                             (6.7)

Divestitures

  On March 1, 2000, Hughes announced that the operations of DIRECTV Japan, Hughes' affiliate that provides DIRECTV services in Japan, would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!, a company in Japan that provides direct-to-home satellite broadcast services, which is expected to complete an initial public offering during the second half of 2000. In connection with the agreement, Hughes acquired an approximate 6.6% interest in SkyPerfecTV!. As a result of the transaction, in the first quarter of 2000 Hughes wrote off its investment and accrued for the estimated costs to exit the DIRECTV Japan business. The principal components of the accrued exit costs include estimated subscriber migration and termination costs and costs to terminate certain leases, programming agreements and other long-term contractual commitments. These one-time charges were offset by the estimated fair value of the SkyPerfecTV! interest acquired. The fair value of the SkyPerfecTV! interest recorded was estimated based upon an independent appraisal. The total loss related to DIRECTV Japan for the second quarter of 2000 and the six months ended June 30, 2000, including Hughes' share of DIRECTV Japan's operating losses, was approximately $25 million and $255 million, respectively, and was recorded in "other, net." The after-tax impact for the same periods was approximately $18 million and $67 million, respectively. Hughes will continue to record its share of DIRECTV Japan's operating losses during the remainder of 2000.

                         HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 7.  Acquisitions, Investments and Divestitures - Concluded

  On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite systems manufacturing businesses to The Boeing Company ("Boeing") for $3.75 billion in cash. The transaction, which is subject to regulatory approval, is expected to close in the second half of 2000 and result in an after-tax gain in excess of $1 billion. The financial results for the satellite systems manufacturing businesses are treated as discontinued operations for all periods presented herein.

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

  Selected information for Hughes' operating segments follows:

                                 Direct-To-
                                    Home       Satellite   Network
(Dollars in Millions)             Broadcast    Services    Systems     Other    Eliminations      Total
------------------------------   -----------   ---------   --------   -------   -------------   ---------
For the Three Months Ended:
June 30, 2000
External Revenues                  $1,241.3       $286.1    $304.8    $  4.8               -    $1,837.0
Intersegment Revenues                  10.9         36.2      67.0       2.2         $(116.3)          -
                                   --------       ------    ------    ------         -------    --------
Total Revenues                     $1,252.2       $322.3    $371.8    $  7.0         $(116.3)   $1,837.0
                                   --------       ------    ------    ------         -------    --------
Operating Profit (Loss)            $ (134.8)      $139.8    $(17.1)   $(31.2)        $  (1.7)   $  (45.0)

June 30, 1999
External Revenues                  $  869.3       $167.3    $277.0    $  2.5               -    $1,316.1
Intersegment Revenues                   0.9         33.1      64.1       0.3         $ (98.4)          -
                                   --------       ------    ------    ------         -------    --------
Total Revenues                     $  870.2       $200.4    $341.1    $  2.8         $ (98.4)   $1,316.1
                                   --------       ------    ------    ------         -------    --------
Operating Profit (Loss)            $  (73.1)      $ 82.4    $  9.7    $(35.3)        $ (12.6)   $  (28.9)

For the Six  Months Ended:
June 30, 2000
External Revenues                  $2,408.0       $550.5    $573.8    $  7.8               -    $3,540.1
Intersegment Revenues                  18.0         70.9     162.5       2.8         $(254.2)          -
                                   --------       ------    ------    ------         -------    --------
Total Revenues                     $2,426.0       $621.4    $736.3    $ 10.6         $(254.2)   $3,540.1
                                   --------       ------    ------    ------         -------    --------
Operating Profit (Loss)            $ (260.8)      $267.1    $(17.0)   $(60.7)        $ (31.1)   $ (102.5)

June 30, 1999
External Revenues                  $1,425.3       $327.0    $477.5    $  4.7               -    $2,234.5
Intersegment Revenues                   1.5         66.9      94.5       0.8         $(163.7)          -
                                   --------       ------    ------    ------         -------    --------
Total Revenues                     $1,426.8       $393.9    $572.0    $  5.5         $(163.7)   $2,234.5
                                   --------       ------    ------    ------         -------    --------
Operating Profit (Loss)            $  (98.0)      $160.7    $ (8.2)   $(47.1)        $ (43.4)   $  (36.0)

                        HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 9.  Contingencies

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

  On June 3, 1999, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., which Hughes refers to together in this description as "DIRECTV", in the U.S. District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement with the NRTC. The DBS Distribution Agreement provides the NRTC with certain rights, in certain specified portions of the United States, with respect to DIRECTV programming delivered over 27 of the 32 frequencies at the 101(degrees) west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB over the other five frequencies at 101(degrees). DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because, among other things, the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101(degrees). The NRTC's complaint seeks, in the alternative, the right to distribute former USSB programming on a non-exclusive basis and the recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV maintains that the NRTC's right under the DBS Distribution Agreement is to market and sell the former USSB programming as its agent and the NRTC is not entitled to the claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV has also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the DBS Distribution Agreement.

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

  A class action suit was filed against DIRECTV on behalf of the NRTC's participating members on February 29, 2000. The members assert claims identical to the claims that were asserted by Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. in their lawsuit against DIRECTV described in the following paragraph.

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

                        HUGHES ELECTRONICS CORPORATION

                                  (Unaudited)

Note 9.  Contingencies - Continued

  General Electric Capital Corporation ("GECC") and DIRECTV, Inc. entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133 million. GECC may also seek attorneys' fees and penalty interest under Connecticut statute. Hughes and DIRECTV will appeal the jury verdict. As a result, Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted. Although it is not possible to predict the result of any eventual appeal in this case, Hughes does not believe that the litigation will ultimately have a material adverse impact on Hughes' results of operations or financial position.

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

  Hughes Space and Communications International ("HSCI"), a wholly owned subsidiary of Hughes Space and Communications Company, has certain contracts with ICO Global Communications Operations ("ICO") to build the satellites and related components for a global wireless communications system. On August 27, 1999, the ICO parent company filed for bankruptcy protection under Chapter 11 in U.S. Bankruptcy Court in Wilmington, Delaware. On May 3, 2000 the U.S. Bankruptcy Court approved a plan of reorganization and ICO's assumption of contracts with HSCI. In connection with the contract assumption, ICO paid, in the second quarter of 2000, all pre-petition amounts due to Hughes related to the ICO contracts.

  EchoStar Communications Corporation ("EchoStar") and others commenced an action in the U.S. District Court in Colorado on February 1, 2000 against DIRECTV, Hughes Network Systems and Thomson Consumer Electronics, Inc. seeking, among other things, injunctive relief and unspecified damages, including treble damages, in connection with allegations that the defendants have entered into agreements with retailers and program providers and engaged in other conduct that violates the antitrust laws and constitutes unfair competition. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached that could be material to Hughes' results of operations or financial position.

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

                        HUGHES ELECTRONICS CORPORATION


                   NOTES TO FINANCIAL STATEMENTS--Concluded
                                  (Unaudited)

Note 9.  Contingencies - Concluded

  Hughes Communications Galaxy, Inc. ("HCGI") filed a lawsuit on March 22, 1991 against the U.S. Government based upon National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI's Motion for Summary Judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. Both Hughes and the U.S. Government have the ability to appeal the final judgment. As a result of the uncertainty regarding the outcome of this matter, no amount has been recorded in the financial statements of Hughes to reflect the award. On July 13, 2000, HCGI filed a notice to appeal the judgment with the U.S. Court of Appeals for the Federal Circuit. HCGI is appealing for a greater amount than was awarded. Final resolution of this issue could result in a gain that would be material to Hughes.

  Hughes is subject to various claims and legal actions which are pending or may be asserted against it. The aggregate ultimate liability of Hughes under these claims and actions was not determinable at June 30, 2000. In the opinion of Hughes management, such liability is not expected to have a material adverse effect on Hughes' results of operations or financial position.

                        HUGHES ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 SUMMARY DATA

                                                       Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                           ---------                 -----------

                                                        2000        1999          2000            1999
                                                      --------    --------     ---------       ---------
                                                                    (Dollars in Millions)
Statement of Operations Data:                                            (Unaudited)
Total revenues                                        $1,837.0    $1,316.1     $ 3,540.1       $ 2,234.5
Total operating costs and expenses                     1,882.0     1,345.0       3,642.6         2,270.5
                                                      --------    --------     ---------       ---------
Operating loss                                           (45.0)      (28.9)       (102.5)          (36.0)
Interest, net                                            (53.5)       (7.8)        (94.5)           (1.1)
Other, net                                               (43.3)      (34.1)       (282.5)          (64.7)
Income tax benefit                                       (54.8)       (9.5)       (276.6)          (22.9)
Minority interests in net losses of subsidiaries           4.5         6.8          12.1            13.3
                                                      --------    --------     ---------       ---------
Loss from continuing operations                          (82.5)      (54.5)       (190.8)          (65.6)
Income (loss) from discontinued operations,
 net of taxes                                             13.4       (43.1)         39.8            41.0
                                                      --------    --------     ---------       ---------
Net loss                                              $  (69.1)   $  (97.6)    $  (151.0)      $   (24.6)
                                                      ========    ========     =========       =========

Other Data:
EBITDA                                                $  179.6    $  124.3     $   332.3       $   235.3
EBITDA Margin                                              9.8%        9.4%          9.4%           10.5%
Depreciation and amortization                         $  224.6    $  153.2     $   434.8       $   271.3
Capital expenditures                                  $  365.1    $  265.8     $   779.4       $   653.2

                                                                                June 30,
                                                                                  2000      December 31,
                                                                              (Unaudited)      1999
                                                                              ----------      ---------
Balance Sheet Data:                                                             (Dollars in Millions)
Cash and cash equivalents                                                      $   277.6       $   238.2
Total current assets                                                             4,316.7         3,858.0
Total assets                                                                    19,724.3        18,597.0
Total current liabilities                                                        3,287.0         2,642.1
Long-term debt                                                                   1,916.5         1,586.0
Minority interests                                                                 592.2           544.3
Total stockholder's equity                                                     $11,556.7       $11,681.3
---------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to the June 30, 2000 presentation.

EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles. Hughes management believes it is a meaningful measure of performance and is commonly used by other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. In addition, EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

                        HUGHES ELECTRONICS CORPORATION

                           SUMMARY DATA - Concluded
                                  (Unaudited)

                             Selected Segment Data

                                                                Direct-To-
                                                                   Home         Satellite      Network     Eliminations
(Dollars in Millions)                                            Broadcast       Services      Systems       and Other       Total
----------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended:

June 30, 2000
Total Revenues                                                   $1,252.2         $322.3       $371.8           $(109.3)   $1,837.0
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                          $ (134.8)        $139.8       $(17.1)          $ (32.9)   $  (45.0)
Operating Profit Margin                                               N/A           43.4%         N/A               N/A         N/A
EBITDA                                                           $  (14.0)        $221.4       $  0.8           $ (28.6)   $  179.6
EBITDA Margin                                                         N/A           68.7%         0.2%              N/A         9.8%
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation and
   Amortization                                                  $  120.8         $ 81.6       $ 17.9           $   4.3    $  224.6
Capital Expenditures                                                219.1(1)        50.2(2)      94.2(3)            1.6       365.1
-----------------------------------------------------------------------------------------------------------------------------------
June 30, 1999
Total Revenues                                                   $  870.2         $200.4       $341.1           $ (95.6)   $1,316.1
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                          $  (73.1)        $ 82.4       $  9.7           $ (47.9)   $  (28.9)
Operating Profit Margin                                               N/A           41.1%         2.8%              N/A         N/A
EBITDA                                                           $  (11.5)        $150.9       $ 29.5           $ (44.6)   $  124.3
EBITDA Margin                                                         N/A           75.3%         8.6%              N/A         9.4%
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation and
   Amortization                                                  $   61.6         $ 68.5       $ 19.8           $   3.3    $  153.2
Capital Expenditures                                                 78.2(1)       135.4(2)      70.6(3)          (18.4)      265.8
-----------------------------------------------------------------------------------------------------------------------------------
For the Six Months Ended:

June 30, 2000
Total Revenues                                                   $2,426.0         $621.4       $736.3           $(243.6)   $3,540.1
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                          $ (260.8)        $267.1       $(17.0)          $ (91.8)   $ (102.5)
Operating Profit Margin                                               N/A           43.0%         N/A               N/A         N/A
EBITDA                                                           $  (23.2)        $422.4       $ 17.6           $ (84.5)   $  332.3
EBITDA Margin                                                         N/A           68.0%         2.4%              N/A         9.4%
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation and
   Amortization                                                  $  237.6         $155.3       $ 34.6           $   7.3    $  434.8
Capital Expenditures                                                387.1(1)       208.2(2)     161.8(3)           22.3       779.4
-----------------------------------------------------------------------------------------------------------------------------------
June 30, 1999
Total Revenues                                                   $1,426.8         $393.9       $572.0           $(158.2)   $2,234.5
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                          $  (98.0)        $160.7       $ (8.2)          $ (90.5)   $  (36.0)
Operating Profit Margin                                               N/A           40.8%         N/A               N/A         N/A
EBITDA                                                           $   (9.1)        $296.9       $ 30.7           $ (83.2)   $  235.3
EBITDA Margin                                                         N/A           75.4%         5.4%              N/A        10.5%
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation and
   Amortization                                                  $   88.9         $136.2       $ 38.9           $   7.3    $  271.3
Capital Expenditures                                                155.8(1)       475.2(2)      72.8(3)          (50.6)      653.2
-----------------------------------------------------------------------------------------------------------------------------------
Certain prior period amounts have been reclassified to
 conform to the June 30, 2000 presentation.

(1) Includes expenditures related to satellites amounting to $24.1 million, $22.5 million, $35.7 million and $75.5 million, respectively.
(2) Includes expenditures related to satellites amounting to $31.1 million, $125.9 million, $177.1 million and $315.6 million, respectively. Also included in the first six months of 1999 is $141.3 million related to the early buy-out of satellite sale-leaseback.
(3) Includes expenditures related to satellites amounting to $70.8 million, $46.9 million, $124.5 million and $46.9 million, respectively.

                         HUGHES ELECTRONICS CORPORATION

  The following management's discussion and analysis should be read in conjunction with the Hughes management's discussion and analysis included in the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 1999 and the Hughes Electronics Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Securities and Exchange Commission ("SEC") on March 10, 2000 and May 15, 2000, respectively, and the Hughes Electronics Corporation Current Reports on Form 8-K, filed with the SEC through the date of this report.

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

  Additionally, the in-orbit satellites of Hughes and its 81% owned subsidiary, PanAmSat Corporation ("PanAmSat"), are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of Hughes' businesses. With respect to both in-orbit and launch problems, insurance carried by Hughes and PanAmSat generally does not compensate for business interruption or loss of future revenues or customers. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by these anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report and Hughes undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

  The Direct-To-Home Broadcast segment consists primarily of the United States and Latin America DIRECTV businesses, which provide digital multi-channel entertainment. The DIRECTV U.S. operations were significantly affected during 1999 by Hughes' acquisition of the direct broadcast satellite medium-power business of PRIMESTAR in April 1999 and Hughes' acquisition of United States Satellite Broadcasting Company, Inc. ("USSB"), a provider of premium subscription programming services, in May 1999. Currently, DIRECTV is continuing to offer the medium-power PRIMESTAR subscribers the opportunity to transition to the high-power DIRECTV(R) service and plans to cease operating the medium-power PRIMESTAR business, PRIMESTAR By DIRECTV, by the end of 2000. The USSB acquisition provided DIRECTV with 25 channels of video programming, including premium networks such as HBO(R), Showtime(R), Cinemax(R) and The Movie Channel(R), which are now being offered to DIRECTV's subscribers. The results of operations for PRIMESTAR and USSB have been included in Hughes' financial information since their dates of acquisition. See Note 7 to the financial statements and "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures," below, for further discussion of these transactions.

                         HUGHES ELECTRONICS CORPORATION

  In the fourth quarter of 1999, DIRECTV U.S. began providing local broadcast network services and as of June 30, 2000 was providing those services to 27 U.S. markets. DIRECTV U.S. expects to add an additional 8 markets by late September 2000, bringing the total markets receiving local channels to 35.

  The Latin America DIRECTV businesses are comprised of Galaxy Latin America, LLC ("GLA"), Hughes' 77.8% owned subsidiary that provides DIRECTV services to 27 countries in Latin America and the Caribbean Basin; SurFin Ltd. ("SurFin"), a company 75% owned by Hughes, that provides financing of subscriber receiver equipment to certain GLA operating companies; Grupo Galaxy Mexicana, S.R.L. de C.V. ("GGM"), the exclusive distributor of DIRECTV in Mexico which was acquired in February 1999; and Galaxy Brasil, Ltda. ("GLB"), the exclusive distributor of DIRECTV in Brazil, which was acquired in July 1999. The results of operations for SurFin, GGM, and GLB have been included in Hughes' financial information since their dates of acquisition. See "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures," below, for further discussion of these transactions.

  Also included as part of the non-operating results of the Direct-To-Home Broadcast segment is DIRECTV Japan, Hughes' affiliate that provides DIRECTV services in Japan. On March 1, 2000, Hughes announced that DIRECTV Japan's operations would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!, a company in Japan that provides direct-to-home satellite broadcast services, which is expected to complete an initial public offering during the second half of 2000. In connection with the agreement, Hughes acquired an ownership interest in SkyPerfecTV!. See Note 7 to the financial statements and "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures," below, for further discussion.

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

  The Network Systems segment consists of Hughes Network Systems ("HNS"), which is engaged in manufacturing equipment used in satellite-based private business networks, manufacturing DIRECTV(TM), DirecPC(TM) and DirecDuo(TM) receiver equipment and providing business communications services. In April of 2000, HNS announced plans to market a two-way broadband satellite service to consumers. HNS will add two-way capabilities to its nationwide high-speed satellite Internet service, DirecPC in the fourth quarter of 2000. Offering always-on capability, the new two-way high-speed satellite service will allow consumers to completely bypass the dial-up telephone network when accessing the Internet. Two-way DirecPC will also be offered with a DirecDuo antenna system, allowing consumers to receive both DirecPC and DIRECTV using the same antenna.

  The Network Systems segment was affected in February 1999 by a notification received by Hughes from the Department of Commerce that it intended to deny a U.S. government export license that Hughes was required to obtain in connection with its contract with Asia-Pacific Mobile Telecommunications Satellite Pte. Ltd. ("APMT") for the provision of a satellite-based mobile telecommunications system. As a result, APMT and Hughes terminated the contract on April 9, 1999, resulting in a pre-tax charge to Hughes' earnings of $92.0 million in the first quarter of 1999. Of the $92.0 million charge, $11.0 million was attributable to the Network Systems segment and the remainder to Hughes Space and Communications, which is included in discontinued operations. The charge represented the write-off of receivables and inventory, with no alternative use, related to the contract.

Satellite Fleet

  During the first quarter of 2000, PanAmSat successfully launched and commenced service of the Galaxy XR satellite for Alaska's General Communications, Inc., Disney and other customers. In April of 2000, PanAmSat commenced service of the Galaxy XI satellite, which provides expansion and backup services for PanAmSat's Galaxy(R) cable neighborhood customers, and successfully launched Galaxy IVR, a replacement satellite for Galaxy IV. Also during the second quarter of 2000, PanAmSat completed the planned retirement of the SBS 4 satellite. On July 28, 2000, PanAmSat successfully launched PAS-9, which will deliver premium broadcast, Internet and data services throughout North and South America, the Caribbean and Europe. These activities brought Hughes' total fleet of satellites to 26, five owned by DIRECTV and 21 owned and operated by PanAmSat. Both PanAmSat and DIRECTV expect to launch additional satellites during 2000 and 2001.

                         HUGHES ELECTRONICS CORPORATION

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

  Revenues. Revenues for the second quarter of 2000 increased 39.6% to $1,837.0 million, compared with $1,316.1 million in the second quarter of 1999. The Direct-To-Home Broadcast segment contributed to the overall change with an increase in revenues of $382.0 million over the second quarter of 1999 that resulted from an increased number of subscribers in the United States and Latin America and added revenues from the PRIMESTAR By DIRECTV and premium channel services. Also contributing to the overall increase in revenues was the Network Systems segment, which shipped about 913,000 DIRECTV receiver systems during the second quarter of 2000 compared to about 495,000 units shipped in the same period last year. The Satellite Services segment also reported an increase in revenues of $121.9 million primarily due to sales-type leases of satellite transponders during the second quarter of 2000.

  Operating Costs and Expenses. Operating costs and expenses grew to $1,882.0 million in 2000 from $1,345.0 million in 1999. Broadcast programming and other costs increased by $208.4 million in the second quarter of 2000 from the same period of 1999 due to increased costs for the new high-power DIRECTV subscribers, costs associated with the PRIMESTAR By DIRECTV and premium channel services and costs associated with the sales-type leases of satellite transponders. Costs of products sold increased by $26.9 million in the second quarter of 2000 from the second quarter of 1999 primarily due to the increased sales of DIRECTV receiver systems. Selling, general and administrative expenses increased by $230.3 million during the second quarter of 2000 compared to the same period of 1999 due primarily to increased subscriber acquisition costs at the Direct-To-Home Broadcast segment to support the increase in subscribers and costs associated with the PRIMESTAR By DIRECTV business. Depreciation and amortization increased by $71.4 million during the second quarter of 2000 compared to the second quarter of 1999 due primarily to acquisitions in 1999, discussed more fully in "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures."

  EBITDA increased 44.5% for the second quarter of 2000 to $179.6 million and EBITDA margin was 9.8%, compared to EBITDA of $124.3 million and EBITDA margin of 9.4% in the second quarter of 1999. The increase in EBITDA resulted primarily from the increased revenues at the Satellite Services segment partially offset by a decrease in EBITDA at the Hughes Network Systems segment due to its increased expenditures for the development of the `AOL Plus Powered by DirecPC' broadband product and lower revenues resulting from the discontinuation of certain narrowband wireless product lines.

  Operating Loss. The operating loss for the second quarter of 2000 was $45.0 million compared to an operating loss of $28.9 million in 1999. The increased operating loss resulted from the higher depreciation and amortization, which more than offset the improvement in EBITDA.

  Interest Income and Expense. Interest income declined slightly to $4.3 million for the second quarter of 2000 compared to interest income of $4.6 million for the same period of 1999. Interest expense increased to $57.8 million for the second quarter of 2000 from $12.4 million for the second quarter of 1999. The higher interest expense resulted from an increase in debt and interest expense associated with liabilities for above-market programming contracts assumed in the acquisitions of PRIMESTAR and USSB. The changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."

  Other, Net. Other, net increased to an expense of $43.3 million for the second quarter of 2000 from an expense of $34.1 million in the same period of 1999. The increased expense in 2000 resulted primarily from higher losses recorded on equity method investments.

  Income Taxes. Hughes recognized an income tax benefit of $54.8 million for the 2000 second quarter, compared to $9.5 million in the 1999 second quarter. The 2000 tax benefit reflects the higher pre-tax losses compared to 1999.

  Loss From Continuing Operations. Hughes reported a loss from continuing operations of $82.5 million for the 2000 second quarter, compared to $54.5 million for the same period of 1999.

  Discontinued Operations. Revenues for the satellite systems manufacturing businesses increased to $556.6 million for the second quarter of 2000 from revenues of $551.1 million for the same period of 1999. Revenues, excluding intercompany transactions, were $412.1 million for the second quarter of 2000 and $459.9 million for the same period of 1999. The decrease in revenues, excluding intercompany transactions, was principally due to lower commercial satellite sales on existing contracts with customers such as ICO Global Communications and Thuraya Satellite Telecommunications Company.

                         HUGHES ELECTRONICS CORPORATION

  The satellite systems manufacturing businesses reported operating income of $35.4 million for the second quarter of 2000 compared to an operating loss of $112.3 million for the second quarter of 1999. Operating income, excluding intercompany transactions, amounted to $21.3 million for the second quarter of 2000, compared to an operating loss of $76.2 million for 1999. The increase in operating income for the second quarter of 2000 compared to the same period in 1999, excluding intercompany transactions, was due to a one-time charge of $125.0 million in 1999 that resulted from increased development costs and schedule delays on several new product lines. Operating income declined in 2000 compared to the same period of 1999, excluding the one-time charge, due to the lower revenues, discussed above.

  Income from discontinued operations, net of taxes was $13.4 million for the second quarter of 2000 compared to a loss from discontinued operations of $43.1 million in the same period of 1999.

Direct-To-Home Broadcast Segment

  Direct-To-Home Broadcast segment second quarter 2000 revenues increased 43.9% to $1,252.2 million from $870.2 million in the second quarter of 1999. The Direct-To-Home Broadcast segment had negative EBITDA of $14.0 million in the second quarter of 2000 compared with negative EBITDA of $11.5 million in the second quarter of 1999. The operating loss for the segment increased to $134.8 million in the second quarter of 2000 from an operating loss of $73.1 million in the second quarter of 1999.

  United States. The DIRECTV U.S. businesses were the biggest contributors to the segment's revenue growth with revenues of $1,129 million for the second quarter of 2000, a 45.1% increase over last year's second quarter revenues of $778 million. The large increase in revenues resulted primarily from an increased number of high-power DIRECTV subscribers and added revenues from the PRIMESTAR By DIRECTV and premium channel services. As of June 30, 2000 the DIRECTV U.S. businesses had approximately 8.7 million subscribers compared to about 7.4 million at June 30, 1999. DIRECTV U.S. added 452,000 net new subscribers to its high-power DIRECTV service, a 24.2% increase over the 364,000 net new subscribers added in the second quarter of 1999. In addition, 430,000 subscribers were transitioned from the PRIMESTAR By DIRECTV medium-power service to the high-power service during the second quarter of 2000. Average monthly revenue per subscriber for the high-power business was approximately $58 for the second quarters of 2000 and 1999.

  In the second quarter of 2000, the DIRECTV U.S. businesses reported EBITDA of $26 million compared to EBITDA of $13 million in the second quarter of 1999.
The second quarter 2000 operating loss for DIRECTV U.S. was $67 million compared with an operating loss of $39 million in the second quarter of 1999. The increase in EBITDA resulted from higher margins from record subscriber growth and contributions from the PRIMESTAR By DIRECTV medium-power and premium channel services. The decrease in operating profit was principally due to increased amortization of goodwill and intangibles that resulted from the PRIMESTAR and USSB acquisitions.

  Latin America. Revenues for the Latin America DIRECTV businesses increased 58.4% to $122 million in the second quarter of 2000 from $77 million in the second quarter of 1999. The increase in revenues reflects an increase in subscribers and the consolidation of GLB. Subscribers grew to 1,010,000 at the end of the second quarter of 2000 compared to 601,000 at the end of the second quarter of 1999. Latin America DIRECTV added 101,000 net new subscribers in the second quarter of 2000, a 114.9% increase over the 47,000 net new subscribers added in the same period last year. Average monthly revenue per subscriber decreased to $34 in the second quarter of 2000 from $36 in the second quarter of 1999.

  EBITDA was negative $40 million for the second quarter of 2000 compared to negative EBITDA of $18 million in the second quarter of 1999. The change in EBITDA resulted primarily from additional losses from the consolidation of GLB and higher marketing costs associated with the record subscriber growth. The Latin America DIRECTV businesses incurred an operating loss of $68 million in the second quarter of 2000 compared to $27 million in the second quarter of 1999. The increased operating loss resulted from the decline in EBITDA and higher depreciation of fixed assets and amortization of goodwill that resulted from the GLB transaction.

Satellite Services Segment

  Revenues for the Satellite Services segment in the second quarter of 2000 increased 60.8% to $322.3 million from $200.4 million in the same period in the prior year. This increase was primarily due to revenues from sales-type lease transactions executed during the second quarter of 2000. Total sales-type lease revenues were $129.6 million for the second quarter of 2000 as compared to $6.0 million of sales-type lease revenues for the same period in the prior year. Revenues from operating leases of transponders, satellite services and other were 59.8% of total revenues for the second quarter of 2000 and decreased by 0.9% to $192.7 million from $194.4 million for the same period in the prior year.

                         HUGHES ELECTRONICS CORPORATION

  EBITDA was $221.4 million for the second quarter of 2000, a 46.7% increase over the second quarter 1999 EBITDA of $150.9 million. The increase in EBITDA was due to the increase in revenues discussed above. EBITDA margin in the second quarter of 2000 was 68.7% compared to 75.3% in the same period in 1999. This decline was due to lower margins associated with sales-type lease transactions, direct costs of operating new satellites placed into service and increased selling, general and administrative expenses. Excluding these sales-type lease transactions, EBITDA for the second quarter of 2000 was $138 million or 70% of corresponding revenues. Operating profit was $139.8 million for the second quarter of 2000, an increase of $57.4 million over the second quarter of 1999. The increase in operating profit resulted from the increase in EBITDA partially offset by higher depreciation expense related to satellites placed into service since the second quarter of 1999.

Network Systems Segment

  The Network Systems segment grew second quarter 2000 revenues by 9.0% to $371.8 million, versus $341.1 million in the second quarter of 1999. The higher revenues resulted from greater shipments of DIRECTV receiver equipment. Shipments of DIRECTV receiver equipment totaled 913,000 units in the second quarter of 2000, compared to 495,000 units in the same period last year. This increase was partially offset by lower revenues due to the discontinuation of certain narrowband wireless product lines.

  The Network Systems segment reported EBITDA of $0.8 million for the second quarter of 2000, compared to EBITDA of $29.5 million in the second quarter of 1999. The Network Systems segment had an operating loss of $17.1 million in the second quarter of 2000, compared to an operating profit of $9.7 million in the second quarter of 1999. The decrease in EBITDA and operating profit resulted primarily from increased expenditures for the development of the `AOL Plus Powered by DirecPC' broadband product and lower revenues due to the discontinuation of certain narrowband wireless product lines.

Eliminations and Other

  The elimination of revenues increased to $109.3 million in the second quarter of 2000 from $95.6 million in the second quarter of 1999 due primarily to increased purchases of receiver equipment from the Network Systems segment by DIRECTV for the conversion of the PRIMESTAR By DIRECTV medium-power subscribers to the high-power service.

  Operating losses for "eliminations and other" decreased to $32.9 million in the second quarter of 2000 from $47.9 million for the second quarter of 1999 primarily due to lower margins on intercompany sales.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  Revenues. Revenues for the six months ended June 30, 2000 increased 58.4% to $3,540.1 million compared with $2,234.5 million for the six months ended June 30, 1999. The Direct-To-Home Broadcast segment contributed to the overall change with an increase in revenues of $999.2 million over the first six months of 1999 that resulted from an increased number of subscribers, including the addition of about 1,063,000 new subscribers in the United States and Latin America since December 31, 1999 and added revenues from the PRIMESTAR By DIRECTV and premium channel services. Also contributing to the overall increase in revenues was the Network Systems segment, which shipped about 1,893,000 DIRECTV receiver systems during the first six months of 2000 compared to about 685,000 units shipped in the same period last year. The Satellite Services segment also reported an increase in revenues of $227.5 million due primarily to revenues from outright sales and sales-type lease transactions executed during the first six months of 2000.

  Operating Costs and Expenses. Operating costs and expenses grew to $3,642.6 million in 2000 from $2,270.5 million in 1999. Broadcast programming and other costs increased by $576.5 million in the first six months of 2000 from the same period in 1999 due to increased costs for the new high-power DIRECTV subscribers, costs associated with the PRIMESTAR By DIRECTV and premium channel services and costs associated with new outright sales and sales-type leases of satellite transponders at the Satellite Services segment. Costs of products sold increased by $74.8 million for the first six months of 2000 from the first six months of 1999 mainly due to increased sales of DIRECTV receiver systems. Selling, general and administrative expenses increased by $557.3 million during the first six months of 2000 compared to the same period of 1999 due primarily to increased subscriber acquisition costs at the Direct-To-Home Broadcast segment to support the increase in subscribers and costs associated with the PRIMESTAR By DIRECTV business. Depreciation and amortization increased by $163.5 million during the first six months of 2000 compared to the first six months of 1999 primarily due to acquisitions in 1999, discussed more fully in "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures."

                         HUGHES ELECTRONICS CORPORATION

  EBITDA increased 41.2% for the six months ended June 30, 2000 to $332.3 million and EBITDA margin was 9.4%, compared to EBITDA of $235.3 million and EBITDA margin of 10.5% in the same period of 1999. The increase in EBITDA was primarily attributable to the outright sales and sales-type leases at the Satellite Service segment. The lower EBITDA margin was mainly attributable to the increased marketing costs associated with the record subscriber growth at the Direct-To-Home Broadcast segment in the United States and Latin America, and the lower margins associated with the Satellite Service segment's outright sales and sales-type leases.

  Operating Loss. The operating loss for the first six months of 2000 was $102.5 million compared to an operating loss of $36.0 million in 1999. The increased operating loss resulted from the higher depreciation and amortization, which more than offset the improvement in EBITDA.

  Interest Income and Expense. Interest income declined to $8.2 million for the first six months of 2000 compared to interest income of $18.2 million for the same period of 1999 due to a decrease in cash and cash equivalents. Interest expense increased to $102.7 million for the first six months of 2000 from $19.3 million for the first six months of 1999. The higher interest expense resulted from an increase in debt and interest expense associated with liabilities for above-market programming contracts assumed in the acquisitions of PRIMESTAR and USSB. The changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."

  Other, Net.   Other, net increased to an expense of $282.5 million for the first six months of 2000 from an expense of $64.7 million in the same period of 1999. The increased expense in 2000 resulted from the SkyPerfecTV! transaction, discussed more fully in note 7 to the financial statements and below in "Liquidity and Capital Resources - Acquisitions, Investments and Divestitures," and higher equity losses recorded for DIRECTV Japan that resulted from Hughes' increased investment during the third quarter of 1999. The total loss related to DIRECTV Japan for the first six months of 2000, which includes the effects of the SkyPerfecTV! transaction and Hughes' share of DIRECTV Japan's operating losses, was about $255 million.

  Income Taxes. Hughes recognized a tax benefit of $276.6 million for the first six months of 2000, compared to $22.9 million in the first six months of 1999. The 2000 tax benefit reflects the tax benefit associated with the write-off of Hughes' historical investment in DIRECTV Japan and the higher pre-tax losses compared to 1999.

  Loss from Continuing Operations. Hughes reported a loss from continuing operations of $190.8 million for the six months ended June 30, 2000, compared to $65.6 million for the same period of 1999.

  Discontinued Operations. Revenues for the satellite systems manufacturing businesses decreased to $1,071.6 million for the first six months of 2000 from revenues of $1,178.9 million for the same period of 1999. Revenues, excluding intercompany transactions, were $801.2 million for the first six months of 2000 and $993.3 million for the same period of 1999. The decrease in revenues was principally due to lower commercial satellite sales on existing contracts with customers such as ICO Global Communications and Thuraya Satellite Telecommunications Company.

  The satellite systems manufacturing businesses reported operating income of $78.9 million for the first six months of 2000 compared to operating income of $42.6 million for the first six months of 1999. Operating income, excluding intercompany transactions, amounted to $63.5 million for the first six months of 2000, compared to operating income of $57.2 million for 1999. The 1999 results included a one-time pre-tax charge of $178.0 million before intercompany transactions and $125.0 million after intercompany transactions, that resulted from increased development costs and schedule delays on several new product lines, partially offset by a $154.6 million pre-tax gain related to the settlement of a patent infringement case.

  Income from discontinued operations, net of taxes, was $39.8 million for the first six months of 2000, compared to $41.0 million in the same period of 1999.

Direct-To-Home Broadcast Segment

  Direct-To-Home Broadcast segment revenues for the first six months of 2000 increased 70.0% to $2,426.0 million from $1,426.8 million for the first six months of 1999. The Direct-To-Home Broadcast segment had negative EBITDA of $23.2 million in the first six months of 2000 compared with negative EBITDA of $9.1 million in the first six months of 1999. The operating loss for the segment increased to $260.8 million in the first six months of 2000 from an operating loss of $98.0 million in the first six months of 1999.

                         HUGHES ELECTRONICS CORPORATION

  United States. The DIRECTV U.S. businesses were the biggest contributors to the segment's revenue growth with revenues of $2,188 million for the first six months of 2000, a 74.8% increase over last year's revenues for the first six months of 1999 of $1,252 million. The large increase in revenues resulted primarily from an increased number of high-power DIRECTV subscribers and added revenues from the PRIMESTAR By DIRECTV and premium channel services. As of June 30, 2000 the DIRECTV U.S. businesses had approximately 8.7 million subscribers compared to about 7.4 million at June 30, 1999. DIRECTV U.S. added 857,000 net new subscribers to its high-power DIRECTV service in the first six months of 2000, a 28.3% increase over the 668,000 net new subscribers added in the first six months of 1999. In addition, 705,000 subscribers were transitioned from the PRIMESTAR By DIRECTV medium-power service to the high-power service during the first six months of 2000. Average monthly revenue per subscriber for the high-power business was $58 for the six months ended June 30, 2000 and $47 for the same period in the prior year. The increase in the average monthly revenue per subscriber resulted primarily from premium channel services.

  For the first six months of 2000, the DIRECTV U.S. businesses reported EBITDA of $57 million compared to EBITDA of $37 million for the first six months of 1999. The operating loss for the first six months of 2000 for DIRECTV U.S. was $133 million compared with $34 million for the same period in 1999. The increase in EBITDA resulted from higher margins from record subscriber growth and contributions from the PRIMESTAR By DIRECTV medium-power and premium channel services. The increase in operating loss was principally due to increased amortization of goodwill and intangibles that resulted from the PRIMESTAR and USSB acquisitions.

  Latin America. Revenues for the Latin America DIRECTV businesses increased 71.0% to $236 million in the first half of 2000 from $138 million in the first half of 1999. The increase in revenues reflects an increase in subscribers and the consolidation of the GGM and GLB businesses. Subscribers grew to 1,010,000 at June 30, 2000 compared to 601,000 at June 30, 1999. Latin America DIRECTV added 206,000 net new subscribers in the first six months of 2000, a 76.1% increase over the 117,000 net new subscribers added in the first six months of 1999. Average monthly revenue per subscriber decreased to $34 in the first six months of 2000 from $36 in the first six months of 1999.

  EBITDA was a negative $78 million for the first six months of 2000 compared to negative EDITDA of $40 million for the first six months of 1999. The change in EBITDA resulted primarily from additional losses from the consolidation of GGM and GLB and higher marketing costs associated with the record subscriber growth. The Latin America DIRECTV businesses incurred an operating loss of $127 million in the first six months of 2000 compared to $57 million in the first six months of 1999. The increased operating loss resulted from the decline in EBITDA and higher depreciation of fixed assets and amortization of goodwill that resulted from the GGM and GLB transactions.

Satellite Services Segment

  Revenues for the Satellite Services segment in the first half of 2000 increased 57.8% to $621.4 million from $393.9 million in the same period in the prior year. This increase was primarily due to revenues associated with outright sales and sales-type lease transactions executed during the first six months of 2000. Revenues associated with outright sales and sales-type leases of transponders were $228.7 million for the first six months of 2000 as compared to $12.1 million for the same period in the prior year. Revenues from operating leases of transponders, satellite services and other were 63.2% of total revenues for the first six months of 2000 and increased by 2.9% to $392.7 million from $381.8 million for the same period in the prior year.

  EBITDA was $422.4 million for the first half of 2000, a 42.3% increase over the first half of 1999 EBITDA of $296.9 million. The increase in EBITDA was due to the increase in revenues discussed above. EBITDA margin for the first six months of 2000 was 68.0% compared to 75.4% in the same period in 1999. The decline in EBITDA margin was due to lower margins associated with the outright sales and sales-type lease transactions executed during the first six months of 2000. Excluding these outright sales and sales-type lease transactions, EBITDA for the first six months of 2000 was $291 million or 72% of corresponding revenues. Operating profit was $267.1 million for the first half of 2000, an increase of $106.4 million over the first half of 1999. The increase in operating profit resulted from the increase in EBITDA partially offset by higher depreciation expense related to additional satellites placed into service since the second quarter of 1999.

Network Systems Segment

  The Network Systems segment grew revenues for the first half of 2000 by 28.7% to $736.3 million, versus $572.0 million in the first half of 1999. The higher revenues resulted from greater shipments of DIRECTV receiver equipment. Shipments of DIRECTV receiver equipment totaled 1,893,000 units for the first six months of 2000, compared to 685,000 units in the same period last year. This increase in revenues was partially offset by lower revenues due to the discontinuation of certain narrowband wireless product lines.

                         HUGHES ELECTRONICS CORPORATION

  The Network Systems segment reported EBITDA of $17.6 million for the first six months of 2000, compared to EBITDA of $30.7 million for the first six months of 1999. The Network Systems segment had an operating loss of $17.0 million in the first half of 2000, compared to an operating loss of $8.2 million in the first half of 1999. The decrease in EBITDA and operating profit resulted primarily from increased expenditures for the development of the `AOL Plus Powered by DirecPC' broadband product and lower revenues due to the discontinuation of certain narrowband wireless product lines, partially offset by the 1999 $11.0 million charge related to the termination of the APMT contract.

Eliminations and Other

  The elimination of revenues increased to $243.6 million in the first six months of 2000 from $158.2 million in the first six months of 1999 due primarily to increased purchases of receiver equipment from the Network Systems segment by DIRECTV for the conversion of the PRIMESTAR By DIRECTV medium-power subscribers to the high-power service.

  Operating losses from "eliminations and other" increased to $91.8 million in the first six months of 2000 from $90.5 million in the first six months of 1999 primarily due to higher corporate expenditures offset by lower margins on intercompany sales.

Liquidity and Capital Resources

  Cash and cash equivalents were $277.6 million at June 30, 2000 compared to $238.2 million at December 31, 1999.

  Cash provided by operating activities was $147.3 million for the first six months of 2000, compared to $80.9 million for the first six months of 1999. The increase in 2000 resulted from higher EBITDA, primarily attributable to higher outright sales and sales-type leases, partially offset by changes in working capital and other long-term assets.

  Cash used in investing activities was $798.0 million in the six months ended June 30, 2000, and $2,427.3 million for the same period in 1999. The higher investing activities in 1999 resulted from increased investments in companies, net of cash acquired, which included the acquisitions of PRIMESTAR, USSB and the Tempo Satellite assets.

   Cash provided by financing activities was $627.0 million in the first six months of 2000, compared to $2,008.1 million in the first six months of 1999. The decrease is primarily due to the 1999 net proceeds from the issuance of preferred stock related to the AOL investment in Hughes.

  Cash provided by discontinued operations was $63.1 million in the first six months of 2000, compared to cash used in discontinued operations of $145.0 million in the first six months of 1999. The change in 2000 from 1999 resulted primarily from decreased cash requirements for working capital.

  Liquidity Measurement. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at June 30, 2000 and December 31, 1999 was 1.31 and 1.46, respectively. Working capital decreased by $186.2 million to $1,029.7 million at June 30, 2000 from $1,215.9 million at December 31, 1999.

  Common Stock Dividend Policy and Use of Cash. Since the completion of the recapitalization of Hughes in late 1997, the GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its GM Class H common stock. Similarly, since such time, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes. Hughes expects to have significant cash requirements in the remainder of 2000 primarily due to capital expenditures of approximately $1.25 billion for satellites and property and planned increases in subscriber acquisition costs for the Direct-To-Home businesses. In addition, Hughes expects to increase its investment in affiliated companies, primarily related to its international DIRECTV businesses. These cash requirements are expected to be funded from a combination of cash provided from operations, cash to be received upon completion of the Boeing transaction, amounts available under credit facilities and debt and equity offerings, as needed.

  Debt and Credit Facilities. Short-Term Borrowings. In October 1999, Hughes issued $500.0 million ($499.6 million net of unamortized discount at June 30, 2000) of floating rate notes to a group of institutional investors in a private placement. The notes bear interest at a variable rate which was 7.29% at June 30, 2000. Interest is payable quarterly and the notes are due and payable on October 23, 2000.

  Notes Payable. PanAmSat issued five, seven, ten and thirty-year notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for the five-, seven-, ten- and thirty-year notes as of June 30, 2000 were $200 million at 6.00%, $275 million at 6.13%, $150 million at 6.38%
and $125 million at 6.88%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually.

                         HUGHES ELECTRONICS CORPORATION

  In July 1999, in connection with the early buy-out of satellite sale-leasebacks, PanAmSat assumed $124.1 million of variable rate notes, of which $79.8 million was outstanding at June 30, 2000. The interest rate on the notes was 6.88% at June 30, 2000. The notes mature on various dates through January 2, 2002.

  Revolving Credit Facilities. Hughes has three unsecured revolving credit facilities totaling $1.6 billion, consisting of a $750.0 million multi-year facility, a $350.0 million 364-day facility, and a $500.0 million bridge facility. Borrowings under the facilities bear interest at various rates, based on a spread to the then-prevailing London Interbank Offer Rate. The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002. The 364-day facility provides for a commitment of $350.0 million through November 22, 2000. The bridge facility provides for a commitment of $500.0 million through the earlier of November 22, 2000 or the receipt of proceeds from the issuance of any debt securities of Hughes in a public offering. These facilities also provide backup capacity for Hughes' $1.1 billion commercial paper program. Commercial paper outstanding under the program bears interest at various rates, based on a spread to the then-prevailing market rate. $550.0 million was outstanding under the multi-year facility as of June 30, 2000, with borrowings bearing interest rates ranging from 7.62% to 7.69%. $150.0 million was outstanding under the 364-day facility as of June 30, 2000, bearing an interest rate of 7.71%. $367.9 million was outstanding under the commercial paper program, with borrowings bearing interest rates ranging from 7.10% to 7.35%. No amounts were outstanding under the bridge facility at June 30, 2000.

  PanAmSat maintains a $500.0 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500.0 million commercial paper program that provides for short-term borrowings. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at June 30, 2000.

  At June 30, 2000, Hughes' 75% owned subsidiary, SurFin, had a total of $331.0 million outstanding under a $400.0 million unsecured revolving credit facility expiring in June 2002. The weighted average interest rate on these borrowings was 7.54% at June 30, 2000.

  Other. At June 30, 2000, GLB had a total of $19.6 million outstanding under variable rate notes. The weighted average interest rate of the notes was 11.40% at June 30, 2000. Principal is payable in varying amounts at maturity in April and May 2002, with interest payable monthly.

  Other long-term debt outstanding at June 30, 2000 included $19.4 million of notes bearing fixed rates of interest of 9.61% to 12.75%. Principal on the notes is payable in varying amounts at maturity through April 2007, with interest payable quarterly.

  Hughes has filed a shelf registration statement with the Securities and Exchange Commission with respect to an issuance of up to $2.0 billion of debt securities from time to time. No amounts have been issued as of June 30, 2000.

  Acquisitions, Investments and Divestitures. Acquisitions and Investments. On July 28, 1999, GLA acquired GLB, the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap also sold its 10% equity interest in GLA to Hughes and The Cisneros Group of Companies, the remaining GLA partners, which increased Hughes' ownership interest in GLA to 77.8%. As part of the transaction, Hughes also increased its ownership interest in SurFin from 59.1% to 75%. The total consideration paid in the transactions amounted to approximately $101.1 million.

  On May 20, 1999, Hughes acquired by merger all of the outstanding capital stock of USSB, a provider of premium subscription television programming via the digital broadcasting system that it shared with DIRECTV. The total consideration of approximately $1.6 billion paid in July 1999, consisted of approximately $0.4 billion in cash and 67.8 million shares of GM Class H common stock.

  On April 28, 1999, Hughes completed the acquisition of PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business. The purchase price consisted of $1.1 billion in cash and 14.7 million shares of GM Class H common stock, for a total purchase price of $1.3 billion. As part of the agreement to acquire PRIMESTAR, Hughes agreed to purchase the high-power satellite assets, which consisted of an in-orbit satellite and a satellite which has not yet been launched, and related orbital frequencies of Tempo Satellite Inc., a wholly owned subsidiary of TCI Satellite Entertainment Inc. The purchase price for the Tempo Satellite assets consisted of $500 million in cash, $150 million paid on March 10, 1999 and the remaining $350 million paid on June 4, 1999.

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

  Divestitures. On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!. In connection with the agreement, Hughes acquired an approximate 6.6% interest in SkyPerfecTV!. As a result of the transaction, in the first quarter of 2000 Hughes wrote off its investment and accrued for the estimated costs to exit the DIRECTV Japan business. The principal components of the accrued exit costs include estimated subscriber migration and termination costs and costs to terminate certain leases, programming agreements and other long-term contractual commitments. These one-time charges were offset by the estimated fair value of the SkyPerfecTV! interest acquired. The fair value of the SkyPerfecTV! interest recorded was estimated based upon an independent appraisal. The total loss related to DIRECTV Japan for the second quarter of 2000 and the six months ended June 30, 2000, including Hughes' share of DIRECTV Japan's operating losses, was approximately $25 million and $255 million, respectively, and was recorded in "other, net." The after-tax impact for the same periods was approximately $18 million and $67 million, respectively. Hughes will continue to record its share of DIRECTV Japan's operating losses during the remainder of 2000.

  On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite systems manufacturing businesses to Boeing for $3.75 billion in cash. The transaction, which is subject to regulatory approval, is expected to close in the second half of 2000 and result in an after-tax gain in excess of $1
billion.   The financial results for the satellite systems manufacturing businesses are treated as discontinued operations for all periods presented herein.

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

                         HUGHES ELECTRONICS CORPORATION

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

  Summarized below, for the quarter ended June 30, 2000 and through the date of this filing, are changes in material pending legal proceedings involving Hughes. For further information, refer to the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 10, 2000, and Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report. Also, for further information, refer to Note 10 to the financial statements included in this filing.

                                      ***

  With respect to the previously reported action against DIRECTV filed by General Electric Capital Corporation ("GECC"), a trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133 million. GECC may also seek attorneys' fees and penalty interest under Connecticut statute. Hughes and DIRECTV will appeal the jury verdict. As a result, Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted.


                                      ***

  Hughes Communications Galaxy, Inc. ("HCGI") filed a lawsuit on March 22, 1991 against the U.S. Government based upon National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI's Motion for Summary Judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. Both Hughes and the U.S. Government have the ability to appeal the final judgment. On July 13, 2000, HCGI filed a notice to appeal the judgment with the U.S. Court of Appeals for the Federal Circuit. HCGI is appealing for a greater amount than was awarded.

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

                                      ***

                         HUGHES ELECTRONICS CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit Number       Exhibit Name                                                      Page No.
--------------       ----------------------------------------                          --------
  27                 Financial Data Schedule (for SEC information only) (Unaudited)       N/A

(b)  REPORTS ON FORM 8-K.

     Five reports on Form 8-K, dated April 12, 2000, April 27, 2000, May 2, 2000, May 5, 2000 and May 9, 2000 were filed during the quarter ended June 30, 2000 reporting matters under Item 5, Other Events.



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


                                 HUGHES ELECTRONICS CORPORATION
                                 ------------------------------
                                           (Registrant)



                                 By
Date August 14, 2000             /s/Roxanne S. Austin
--------------------             -----------------------------------------------
                                 (Roxanne S. Austin, Chief Financial Officer)