Form 10-Q
period 2000-09-30
HUGHES ELECTRONICS CORP
filed 2000-11-09
CIK 944868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               ----------------

                                   FORM 10-Q

     FOR QUARTERLY AND TRANSITION REPORTS UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

    For the quarterly period ended September 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
   1934

    For the transition period from  to

                         Commission file number 0-26035

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

   As of September 30, 2000, there were outstanding 1,000 shares of the issuer's $1.00 par value common stock.

   The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HUGHES ELECTRONICS CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        --------
 Part I--Financial Information (Unaudited)

    Item 1. Financial Statements

            Statements of Operations and Available Separate
             Consolidated Net Income (Loss) for the Three and Nine
             Months Ended September 30, 2000 and 1999.................      3

            Balance Sheets as of September 30, 2000 and December 31,
             1999.....................................................      4

            Condensed Statements of Cash Flows for the Nine Months
             Ended September 30, 2000 and 1999........................      5

            Notes to Financial Statements.............................      6

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................     15

 Part II--Other Information (Unaudited)

    Item 1. Legal Proceedings.........................................     30

    Item 6. Exhibits and Reports on Form 8-K..........................     32

 Signature.............................................................    32

 Exhibit 27 Financial Data Schedule (for SEC information only)
             (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

                          STATEMENTS OF OPERATIONS AND

               AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)
                                  (Unaudited)

                                           Three Months
                                          Ended September    Nine Months Ended
                                                30,            September 30,
                                         ------------------  ------------------
                                           2000      1999      2000      1999
                                         --------  --------  --------  --------
                                                (Dollars in Millions)
Revenues
  Direct broadcast, leasing and other
   services............................  $1,485.5  $1,345.0  $4,523.3  $3,147.0
  Product sales........................     203.0     282.8     705.3     715.3
                                         --------  --------  --------  --------
    Total Revenues.....................   1,688.5   1,627.8   5,228.6   3,862.3
                                         --------  --------  --------  --------
Operating Costs and Expenses
  Broadcast programming and other
   costs...............................     681.4     596.4   2,035.9   1,374.4
  Cost of products sold................     152.1     273.2     585.1     631.4
  Selling, general and administrative
   expenses............................     747.1     556.1   2,167.4   1,419.1
  Depreciation and amortization........     238.3     208.8     673.1     480.1
                                         --------  --------  --------  --------
    Total Operating Costs and
     Expenses..........................   1,818.9   1,634.5   5,461.5   3,905.0
                                         --------  --------  --------  --------
Operating Loss.........................    (130.4)     (6.7)   (232.9)    (42.7)
Interest income........................       7.1       2.6      15.3      20.8
Interest expense.......................     (66.5)    (51.7)   (169.2)    (71.0)
Other, net.............................     (11.9)    (31.6)   (294.4)    (96.3)
                                         --------  --------  --------  --------
Loss From Continuing Operations Before
 Income Taxes and Minority Interests...    (201.7)    (87.4)   (681.2)   (189.2)
Income tax benefit.....................     (77.8)    (36.8)   (354.4)    (59.7)
Minority interests in net losses of
 subsidiaries..........................      19.6       8.8      31.7      22.1
                                         --------  --------  --------  --------
Loss from continuing operations........    (104.3)    (41.8)   (295.1)   (107.4)
Income from discontinued operations,
 net of taxes..........................      10.5       6.9      50.3      47.9
                                         --------  --------  --------  --------
Net Loss...............................     (93.8)    (34.9)   (244.8)    (59.5)
Adjustments to exclude the effect of GM
 purchase accounting adjustments.......       5.3       5.3      15.9      15.9
                                         --------  --------  --------  --------
Loss excluding the effect of GM
 purchase accounting adjustments.......     (88.5)    (29.6)   (228.9)    (43.6)
Preferred stock dividends..............     (24.1)    (24.7)    (72.9)    (26.3)
                                         --------  --------  --------  --------
Loss Used for Computation of Available
 Separate Consolidated Net Income
 (Loss)................................  $ (112.6) $  (54.3) $ (301.8) $  (69.9)
                                         ========  ========  ========  ========
Available Separate Consolidated Net
 Income (Loss)
Average number of shares of General
 Motors Class H Common Stock
 outstanding (in millions)
 (Numerator)...........................     873.9     405.3     616.7     362.4
Average Class H dividend base (in
 millions) (Denominator)...............   1,297.8   1,286.7   1,296.5   1,244.1
Available Separate Consolidated Net
 Income (Loss).........................  $  (75.8) $  (17.1) $ (143.6) $  (20.4)
                                         ========  ========  ========  ========

--------
Reference should be made to the Notes to Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                                 BALANCE SHEETS
                                  (Unaudited)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                       (Dollars in Millions)
                       ASSETS
Current Assets
  Cash and cash equivalents.........................   $   178.4    $   238.2
  Accounts and notes receivable (less allowances)...     1,145.8        960.9
  Contracts in process..............................       130.1        155.8
  Inventories.......................................       346.0        236.1
  Net assets of discontinued operations.............     1,128.8      1,224.6
  Deferred income taxes.............................       537.8        254.3
  Prepaid expenses and other........................       931.4        788.1
                                                       ---------    ---------
      Total Current Assets..........................     4,398.3      3,858.0
Satellites, net.....................................     4,229.6      3,907.3
Property, net.......................................     1,588.1      1,223.0
Net Investment in Sales-type Leases.................       227.5        146.1
Intangible Assets, net..............................     7,207.7      7,406.0
Investments and Other Assets........................     2,533.6      2,056.6
                                                       ---------    ---------
      Total Assets..................................   $20,184.8    $18,597.0
                                                       =========    =========
        LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Accounts payable..................................   $ 1,149.5    $ 1,062.2
  Deferred revenues.................................       153.6        130.5
  Short-term borrowings and current portion of long-
   term debt........................................     1,133.9        555.4
  Accrued liabilities and other.....................     1,113.6        894.0
                                                       ---------    ---------
      Total Current Liabilities.....................     3,550.6      2,642.1
Long-Term Debt......................................     1,956.9      1,586.0
Other Liabilities and Deferred Credits..............     1,414.5      1,454.2
Deferred Income Taxes...............................     1,081.7        689.1
Commitments and Contingencies
Minority Interests..................................       574.3        544.3
Stockholder's Equity
  Capital stock and additional paid-in capital......     9,939.7      9,809.5
  Preferred stock...................................     1,495.1      1,487.5
  Accumulated deficit...............................      (402.1)       (84.4)
                                                       ---------    ---------
Subtotal Stockholder's Equity.......................    11,032.7     11,212.6
                                                       ---------    ---------
  Accumulated Other Comprehensive Income (Loss)
    Minimum pension liability adjustment............        (7.3)        (7.3)
    Accumulated unrealized gains on securities......       592.4        466.0
    Accumulated foreign currency translation
     adjustments....................................       (11.0)        10.0
                                                       ---------    ---------
  Accumulated other comprehensive income............       574.1        468.7
                                                       ---------    ---------
      Total Stockholder's Equity....................    11,606.8     11,681.3
                                                       ---------    ---------
      Total Liabilities and Stockholder's Equity....   $20,184.8    $18,597.0
                                                       =========    =========

--------
Reference should be made to the Notes to Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                              (Dollars in
                                                               Millions)
Cash Flows from Operating Activities
    Net Cash Provided by (Used in) Continuing Operating
     Activities.......................................... $   316.0  $  (106.1)
Cash Flows from Investing Activities
  Investment in companies, net of cash acquired..........    (347.3)  (2,314.4)
  Investment in convertible bonds........................       --      (238.1)
  Expenditures for property..............................    (654.3)    (258.1)
  Increase in satellites.................................    (551.1)    (517.8)
  Early buy-out of satellite under sale and leaseback....       --      (245.4)
  Proceeds from disposal of property.....................      12.8        5.1
  Proceeds from sale of investments......................      41.5        --
  Proceeds from insurance claims.........................      36.2       10.7
                                                          ---------  ---------
    Net Cash Used in Investing Activities................  (1,462.2)  (3,558.0)
                                                          ---------  ---------
Cash Flows from Financing Activities
  Net increase in short-term borrowings and current
   portion of long-term debt.............................     578.5       85.7
  Long-term debt borrowings..............................   3,973.3    5,221.6
  Repayment of long-term debt............................  (3,602.4)  (4,171.0)
  Stock options exercised................................      63.7       47.3
  Purchase and retirement of GM Class H common stock.....       --        (8.9)
  Net proceeds from issuance of preferred stock..........       --     1,485.0
  Preferred stock dividends paid to General Motors.......     (72.9)      (1.6)
                                                          ---------  ---------
    Net Cash Provided by Financing Activities............     940.2    2,658.1
                                                          ---------  ---------
Net cash used in continuing operations...................    (206.0)  (1,006.0)
Net cash provided by (used in) discontinued operations...     146.2     (177.8)
                                                          ---------  ---------
Net decrease in cash and cash equivalents................     (59.8)  (1,183.8)
Cash and cash equivalents at beginning of the period.....     238.2    1,342.0
                                                          ---------  ---------
Cash and cash equivalents at end of the period........... $   178.4  $   158.2
                                                          =========  =========

--------
Reference should be made to the Notes to Financial Statements.

                        HUGHES ELECTRONICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the financial statements and footnotes thereto included in the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 1999 and the Hughes Electronics Corporation Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, filed with the Securities and Exchange Commission ("SEC") on March 10, 2000, May 15, 2000 and August 14, 2000, respectively, and the Hughes Electronics Corporation Current Reports on Form 8-K, filed with the SEC through the date of this report.

   Certain prior period amounts have been reclassified to conform to the September 30, 2000 presentation.

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

Note 2. Inventories

 Major Classes of Inventories

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                        (Dollars in Millions)
Productive material and supplies.....................    $ 68.7        $ 59.1
Work in process......................................     132.9          67.0
Finished goods.......................................     144.4         110.0
                                                         ------        ------
  Total..............................................    $346.0        $236.1
                                                         ======        ======

                         HUGHES ELECTRONICS CORPORATION

Note 3. Comprehensive Income (Loss)

   Hughes' total comprehensive income (loss) was as follows:

                                                Three Months     Nine Months
                                                    Ended           Ended
                                                September 30,   September 30,
                                                --------------  ---------------
                                                 2000    1999    2000     1999
                                                ------  ------  -------  ------
                                                   (Dollars in Millions)
Net loss....................................... $(93.8) $(34.9) $(244.8) $(59.5)
Other comprehensive income (loss):
  Unrealized gains on securities...............  144.6   138.2    126.4   138.6
  Foreign currency translation adjustments.....   (1.9)   17.8    (21.0)   13.2
                                                ------  ------  -------  ------
  Other comprehensive income...................  142.7   156.0    105.4   151.8
                                                ------  ------  -------  ------
    Total comprehensive income (loss).......... $ 48.9  $121.1  $(139.4) $ 92.3
                                                ======  ======  =======  ======

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

   Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) ("ASCNI") of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the separate consolidated net income (loss) of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes and including the effects of preferred stock dividends paid and/or payable to GM (earnings (loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period (873.9 million and 405.3 million during the third quarters of 2000 and 1999, respectively) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 1,297.8 million and 1,286.7 million during the third quarters of 2000 and 1999, respectively.

   Under the GM Restated Certificate of Incorporation, the GM Board of Directors ("GM Board") may adjust the denominator of the Class H fraction that determines the net income of Hughes attributable to the GM Class H common stock--that is, the Class H dividend base, from time to time as the GM Board deems appropriate to reflect the following: (a) subdivisions and combinations of the GM Class H common stock and stock dividends payable in shares of GM Class H common stock to holders of GM Class H common stock; (b) the fair market value of contributions of cash or property by GM to Hughes, or of cash or property of GM to or for the benefit of employees of Hughes for employee benefit plans or arrangements of GM, Hughes or other GM subsidiaries; (c) the contribution of shares of capital stock of GM to or for the benefit of employees of Hughes or its subsidiaries for benefit plans or arrangements of GM, Hughes or other GM subsidiaries; (d) payments made by Hughes to GM of amounts applied to the repurchase by GM of shares of GM Class H common stock, so long as the GM Board has approved the repurchase and GM applied the payment to the repurchase; and (e) the repurchase by Hughes of shares of GM Class H common stock that are no longer outstanding, so long as the GM Board approved the repurchase. Additionally, upon conversion of the General

                         HUGHES ELECTRONICS CORPORATION

Motors Series H 6.25% Automatically Convertible Preference Stock ("GM Series H preference stock") into GM Class H common stock, both the numerator and the denominator used in the computation of ASCNI will increase by the number of shares of the GM Class H common stock issued (see further discussion in Note
5).

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

Note 5. Hughes Series A Preferred Stock

   On June 24, 1999, as part of a strategic alliance with Hughes, America Online ("AOL") invested $1.5 billion in shares of GM Series H preference stock. The GM Series H preference stock will automatically convert on June 24, 2002 into GM Class H common stock based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, and accrues quarterly dividends at a rate of 6.25% per year. It may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL in shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H preference stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. These preferred stock dividends payable to GM will reduce Hughes' earnings used for computation of the ASCNI of Hughes, which will have an effect equivalent to the payment of dividends on the GM Series H preference stock as if those dividends were paid by Hughes. Upon conversion of the GM Series H preference stock into GM Class H common stock, Hughes will redeem the Hughes Series A Preferred Stock through a cash payment to GM equal to the fair market value of the GM Class H common stock issuable upon the conversion. Simultaneous with GM's receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount. In connection with this capital contribution, the denominator of the fraction used in the computation of the ASCNI of Hughes will be increased by the corresponding number of shares of GM Class H common stock issued. Accordingly, upon conversion of the GM Series H preference stock into GM Class H common stock, both the numerator and denominator used in the computation of ASCNI will increase by the amount of the GM Class H common stock issued.

                         HUGHES ELECTRONICS CORPORATION

Note 6. Short-Term Borrowings and Long-Term Debt

 Short-Term Borrowings and Current Portion of Long-Term Debt

                                        Interest
                                        Rates at
                                      September 30, September 30, December 31,
                                          2000          2000          1999
                                      ------------- ------------- ------------
                                                      (Dollars in Millions)
Floating rate notes, net of
 unamortized discount................         7.96%   $  499.9       $498.9
364-day revolving credit facility....         7.55%      250.0          --
Commercial paper.....................  7.00%--7.47%      339.4          --
Other debt........................... 7.00%--10.00%       23.4          --
Current portion of long-term debt....         6.88%       21.2         56.5
                                                      --------       ------
Total short-term borrowings and
 current portion of long-term debt...                 $1,133.9       $555.4
                                                      ========       ======

 Long-Term Debt

                                          Interest
                                          Rates at
                                        September 30, September 30, December 31,
                                            2000          2000          1999
                                        ------------- ------------- ------------
                                                        (Dollars in Millions)
Notes payable..........................  6.00%--6.88%   $  817.7      $  874.1
Revolving credit facilities............  7.49%--7.53%    1,127.6         727.9
Other debt............................. 9.61%--11.90%       32.8          40.5
                                                        --------      --------
  Total debt...........................                  1,978.1       1,642.5
Less current portion...................                     21.2          56.5
                                                        --------      --------
  Total long-term debt.................                 $1,956.9      $1,586.0
                                                        ========      ========

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

                         HUGHES ELECTRONICS CORPORATION

   Hughes agreed, in connection with its acquisition of PRIMESTAR, to exit the medium-power business prior to May 1, 2001. Hughes formulated a detailed exit plan during the second quarter of 1999 and immediately began to migrate the medium-power customers to DIRECTV's high-power platform. Accordingly, Hughes accrued exit costs of $150 million in determining the purchase price allocated to the net assets acquired. The principal components of such exit costs include penalties to terminate assumed contracts and costs to remove medium-power equipment from customer premises. Since DIRECTV's acquisition of PRIMESTAR, DIRECTV converted a total of approximately 1.5 million customers to its high power service. The PRIMESTAR By DIRECTV service ceased operations, as planned, on September 30, 2000. The amount of accrued exit costs remaining at September 30, 2000 was $50 million, which primarily represents the remaining obligation on certain contracts.

   The following selected unaudited pro forma information is being provided to present a summary of the combined results of Hughes and USSB and PRIMESTAR for the nine months ended September 30, 1999 as if the acquisitions had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data presents only these significant transactions, is presented for informational purposes only and may not necessarily reflect the results of operations of Hughes had these companies operated as part of Hughes for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

                                                                    Nine Months
                                                                       Ended
                                                                   September 30,
                                                                       1999
                                                                   -------------
                                                                    (Dollars in
                                                                     Millions)
      Total Revenues..............................................   $4,652.3
      Net Loss....................................................      (65.2)
      Available Separate Consolidated Net Income (Loss)...........      (23.7)

 Divestitures

   On March 1, 2000, Hughes announced that the operations of DIRECTV Japan, Hughes' affiliate that provides DIRECTV services in Japan, would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!, a publicly traded company in Japan that provides direct-to-home satellite broadcast services. In connection with the agreement, Hughes acquired an approximate 6.6% interest in SkyPerfecTV!. As a result of the transaction, in the first quarter of 2000 Hughes wrote off its investment and accrued for the estimated costs to exit the DIRECTV Japan business. The principal components of the accrued exit costs include estimated subscriber migration and termination costs and costs to terminate certain leases, programming agreements and other long-term contractual commitments. These one-time charges were offset by the estimated fair value of the SkyPerfecTV! interest acquired. The fair value of the SkyPerfecTV! interest recorded was estimated based upon an independent appraisal. The total loss related to DIRECTV Japan for the third quarter of 2000 and the nine months ended September 30, 2000, including Hughes' share of DIRECTV Japan's operating losses, was approximately $3 million and $258 million, respectively, and was recorded in "other, net." The after-tax impact for the same periods was approximately $2 million and $69 million, respectively. DIRECTV Japan ceased broadcasting on September 30, 2000 and is completing the migration of customers to SkyPerfectTV!.

                         HUGHES ELECTRONICS CORPORATION

Note 7. Acquisitions, Investments and Divestitures--Concluded

   On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite systems manufacturing businesses to The Boeing Company ("Boeing") for $3.75 billion in cash. The financial results for the satellite systems manufacturing businesses are treated as discontinued operations for all periods presented herein. See further discussion in Note 10.

Note 8. Segment Reporting

   Hughes' segments, which are differentiated by their products and services, include Direct-To-Home Broadcast, Satellite Services, and Network Systems. Direct-To-Home Broadcast is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers. Satellite Services is engaged in the selling, leasing and operating of satellite transponders and providing services for cable television systems, news companies, Internet service providers and private business networks. The Network Systems segment is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV receiving equipment (set-top boxes and dishes). Other includes the corporate office and other entities.

   Selected information for Hughes' operating segments follows:

                          Direct-
                         To- Home   Satellite Network
                         Broadcast  Services  Systems   Other   Eliminations  Total
                         ---------  --------- --------  ------  ------------ --------
                                           (Dollars in Millions)
For the Three Months
 Ended:
September 30, 2000
External Revenues....... $1,284.7    $164.8   $  234.3  $  4.7        --     $1,688.5
Intersegment Revenues...      6.8      34.5       49.7     2.0    $ (93.0)        --
                         --------    ------   --------  ------    -------    --------
Total Revenues.......... $1,291.5    $199.3   $  284.0  $  6.7    $ (93.0)   $1,688.5
                         --------    ------   --------  ------    -------    --------
Operating Profit
 (Loss)................. $ (150.1)   $ 52.0   $    1.6  $(18.3)   $ (15.6)   $ (130.4)

September 30, 1999
External Revenues....... $1,143.7    $176.3   $  305.8  $  2.0        --     $1,627.8
Intersegment Revenues...      0.9      34.4      120.4     0.3    $(156.0)        --
                         --------    ------   --------  ------    -------    --------
Total Revenues.......... $1,144.6    $210.7   $  426.2  $  2.3    $(156.0)   $1,627.8
                         --------    ------   --------  ------    -------    --------
Operating Profit
 (Loss)................. $  (60.2)   $ 98.2   $   31.3  $(37.4)   $ (38.6)   $   (6.7)

For the Nine Months
 Ended:
September 30, 2000
External Revenues....... $3,692.7    $715.3   $  808.1  $ 12.5        --     $5,228.6
Intersegment Revenues...     24.8     105.4      212.2     4.8    $(347.2)        --
                         --------    ------   --------  ------    -------    --------
Total Revenues.......... $3,717.5    $820.7   $1,020.3  $ 17.3    $(347.2)   $5,228.6
                         --------    ------   --------  ------    -------    --------
Operating Profit
 (Loss)................. $ (410.9)   $319.1   $  (15.4) $(79.0)   $ (46.7)   $ (232.9)

September 30, 1999
External Revenues....... $2,569.0    $503.3   $  783.3  $  6.7        --     $3,862.3
Intersegment Revenues...      2.4     101.3      214.9     1.1    $(319.7)        --
                         --------    ------   --------  ------    -------    --------
Total Revenues.......... $2,571.4    $604.6   $  998.2  $  7.8    $(319.7)   $3,862.3
                         --------    ------   --------  ------    -------    --------
Operating Profit
 (Loss)................. $ (158.2)   $258.9   $   23.1  $(84.5)   $ (82.0)   $  (42.7)

                         HUGHES ELECTRONICS CORPORATION

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

   On June 3, 1999, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., which Hughes refers to together in this description as "DIRECTV", in the U.S. District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement with the NRTC. The DBS Distribution Agreement provides the NRTC with certain rights, in certain specified portions of the United States, with respect to DIRECTV programming delivered over 27 of the 32 frequencies at the 101 west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB over the other five frequencies at 101. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because, among other things, the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101. The NRTC's complaint seeks, in the alternative, the right to distribute former USSB programming on a non-exclusive basis and the recovery of related revenues from the date USSB was acquired by Hughes. On August 25, 2000, the NRTC stipulated to dismiss without prejudice its claim seeking the right to distribute former USSB programming services on a non-exclusive basis, however, the NRTC continues to pursue its claim for the right to distribute former USSB programming services on an exclusive basis and to recover revenues related thereto. DIRECTV maintains that the NRTC's right under the DBS Distribution Agreement is to market and sell the former USSB programming as its agent and the NRTC is not entitled to the claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV has also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the DBS Distribution Agreement.

   On August 26, 1999, the NRTC filed a second lawsuit against DIRECTV alleging that DIRECTV has breached the agreement it has with the NRTC. In this lawsuit, the NRTC is asking the court to require DIRECTV to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV derives from programming providers and other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims.

   A class action suit was filed against DIRECTV on behalf of the NRTC's participating members on February 29, 2000. The members assert claims identical to the claims that were asserted by Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. in their lawsuit against DIRECTV described in the following paragraph.

                         HUGHES ELECTRONICS CORPORATION

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

   General Electric Capital Corporation ("GECC") and DIRECTV, Inc. entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment to be entered in GECC's favor is $181.5 million. Hughes and DIRECTV will appeal the jury verdict. As a result, Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted. Although it is not possible to predict the result of any eventual appeal in this case, Hughes does not believe that the litigation will ultimately have a material adverse impact on Hughes.

   There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. On October 6, 2000, Hughes completed the sale of its satellite manufacturing business to Boeing. In that transaction, Hughes retained limited liability for certain possible fines and penalties and the financial consequences of debarment related to the business now owned by Boeing, should such sanctions be imposed by either the Department of Justice or State Department against the satellite manufacturing businesses. Hughes does not expect any sanctions imposed by the Department of Justice or State Department to have a material adverse effect on Hughes.

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

   On September 7, 2000, a putative class action was commenced against DIRECTV, Inc., Thomson Consumer Electronics, Inc., Best Buy Co., Inc., Circuit City Stores, Inc. and Tandy Corporation, Inc. in federal court in Los Angeles. The named plaintiffs purport to represent a class of all consumers who purchased DIRECTV equipment and services at any time from March 1996 to September 1, 2000. The plaintiffs allege that the defendants have violated federal and California antitrust statutes by entering into agreements to exclude competition and force retailers to boycott competitors' products and services. The plaintiffs seek declaratory and injunctive relief, as well as unspecified damages, including treble damages. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached that could be material to Hughes' results of operations or financial position.

   Hughes Communications Galaxy, Inc. ("HCGI") filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI's Motion for Summary Judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. Both Hughes and the U.S. Government have the ability to appeal the final judgment. As a result of the uncertainty regarding the outcome of this matter, no amount has been recorded in the financial statements of Hughes to reflect the award. On July 13, 2000, HCGI filed a notice to appeal the judgment with the U.S. Court of Appeals for the Federal Circuit. HCGI is appealing for a greater amount than was awarded. Final resolution of this issue could result in a gain that would be material to Hughes.

   Hughes is subject to various claims and legal actions which are pending or may be asserted against it. The aggregate ultimate liability of Hughes under these claims and actions was not determinable at September 30, 2000. In the opinion of Hughes management, such liability is not expected to have a material adverse effect on Hughes' results of operations or financial position.

Note 10. Subsequent Event

   On October 6, 2000, Hughes completed the sale of its satellite systems manufacturing businesses to Boeing for $3.75 billion in cash, which will result in a fourth quarter 2000 after-tax gain in excess of $1 billion. The purchase price is subject to adjustment based upon the final closing net assets of the satellite manufacturing businesses compared to a target amount, which could require amounts to be paid to or received from Boeing. In October of 2000, Hughes utilized a portion of the proceeds to repay about $1.8 billion of borrowings, which represented all amounts outstanding on the floating rate notes, the commercial paper program and 364-day and multi-year revolving credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  SUMMARY DATA

                                         Three Months
                                        Ended September    Nine Months Ended
                                              30,            September 30,
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
                                              (Dollars in Millions)
Statement of Operations Data:
Total revenues........................ $1,688.5  $1,627.8  $5,228.6  $3,862.3
Total operating costs and expenses....  1,818.9   1,634.5   5,461.5   3,905.0
                                       --------  --------  --------  --------
Operating loss........................   (130.4)     (6.7)   (232.9)    (42.7)
Interest, net.........................    (59.4)    (49.1)   (153.9)    (50.2)
Other, net............................    (11.9)    (31.6)   (294.4)    (96.3)
Income tax benefit....................    (77.8)    (36.8)   (354.4)    (59.7)
Minority interests in net losses of
 subsidiaries.........................     19.6       8.8      31.7      22.1
                                       --------  --------  --------  --------
Loss from continuing operations.......   (104.3)    (41.8)   (295.1)   (107.4)
Income from discontinued operations,
 net of taxes.........................     10.5       6.9      50.3      47.9
                                       --------  --------  --------  --------
  Net loss............................ $  (93.8) $  (34.9) $ (244.8) $  (59.5)
                                       ========  ========  ========  ========
Other Data:
EBITDA................................ $  107.9  $  202.1  $  440.2  $  437.4
EBITDA Margin.........................      6.4%     12.4%      8.4%     11.3%
Depreciation and amortization......... $  238.3  $  208.8  $  673.1  $  480.1
Capital expenditures.................. $  426.0  $  492.2  $1,205.4  $1,145.4

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                         (Dollars in Millions)
Balance Sheet Data:
Cash and cash equivalents............................   $   178.4    $   238.2
Total current assets.................................     4,398.3      3,858.0
Total assets.........................................    20,184.8     18,597.0
Total current liabilities............................     3,550.6      2,642.1
Long-term debt.......................................     1,956.9      1,586.0
Minority interests...................................       574.3        544.3
Total stockholder's equity...........................   $11,606.8    $11,681.3

--------
Certain prior period amounts have been reclassified to conform to the September
 30, 2000 presentation.

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

                            SUMMARY DATA--Concluded

                             Selected Segment Data

                          Direct-
                         To- Home      Satellite    Network      Eliminations
                         Broadcast     Services     Systems       and Other    Total
                         ---------     ---------    --------     ------------ --------
                                       (Dollars in Millions)
For the Three Months
 Ended:
September 30, 2000
Total Revenues.......... $1,291.5       $199.3      $  284.0       $ (86.3)   $1,688.5
                         --------       ------      --------       -------    --------
Operating Profit
 (Loss)................. $ (150.1)      $ 52.0      $    1.6       $ (33.9)   $ (130.4)
Operating Profit
 Margin.................      N/A         26.1%          0.6%          N/A         N/A
EBITDA.................. $  (17.7)      $135.5      $   16.8       $ (26.7)   $  107.9
EBITDA Margin...........      N/A         68.0%          5.9%          N/A         6.4%
                         --------       ------      --------       -------    --------
Depreciation and
 Amortization........... $  132.4       $ 83.5      $   15.2       $   7.2    $  238.3
Capital Expenditures....    262.0 (1)    109.4 (2)      79.2 (3)     (24.6)      426.0
                         --------       ------      --------       -------    --------
September 30, 1999
Total Revenues.......... $1,144.6       $210.7      $  426.2       $(153.7)   $1,627.8
                         --------       ------      --------       -------    --------
Operating Profit
 (Loss)................. $  (60.2)      $ 98.2      $   31.3       $ (76.0)   $   (6.7)
Operating Profit
 Margin.................      N/A         46.6%          7.3%          N/A         N/A
EBITDA.................. $   55.1       $169.0      $   49.8       $ (71.8)   $  202.1
EBITDA Margin...........      4.8%        80.2%         11.7%          N/A        12.4%
                         --------       ------      --------       -------    --------
Depreciation and
 Amortization........... $  115.3       $ 70.8      $   18.5       $   4.2    $  208.8
Capital Expenditures....     97.6 (1)    347.8 (2)      38.4 (3)       8.4       492.2
                         --------       ------      --------       -------    --------
For the Nine Months
 Ended:
September 30, 2000
Total Revenues.......... $3,717.5       $820.7      $1,020.3       $(329.9)   $5,228.6
                         --------       ------      --------       -------    --------
Operating Profit
 (Loss)................. $ (410.9)      $319.1      $  (15.4)      $(125.7)   $ (232.9)
Operating Profit
 Margin.................      N/A         38.9%          N/A           N/A         N/A
EBITDA.................. $  (40.9)      $557.9      $   34.4       $(111.2)   $  440.2
EBITDA Margin...........      N/A         68.0%          3.4%          N/A         8.4%
                         --------       ------      --------       -------    --------
Depreciation and
 Amortization........... $  370.0       $238.8      $   49.8       $  14.5    $  673.1
Capital Expenditures....    649.1 (1)    317.6 (2)     241.0 (3)      (2.3)    1,205.4
                         --------       ------      --------       -------    --------
September 30, 1999
Total Revenues.......... $2,571.4       $604.6      $  998.2       $(311.9)   $3,862.3
                         --------       ------      --------       -------    --------
Operating Profit
 (Loss)................. $ (158.2)      $258.9      $   23.1       $(166.5)   $  (42.7)
Operating Profit
 Margin.................      N/A         42.8%          2.3%          N/A         N/A
EBITDA.................. $   46.0       $465.9      $   80.5       $(155.0)   $  437.4
EBITDA Margin...........      1.8%        77.1%          8.1%          N/A        11.3%
                         --------       ------      --------       -------    --------
Depreciation and
 Amortization........... $  204.2       $207.0      $   57.4       $  11.5    $  480.1
Capital Expenditures....    253.4 (1)    823.0 (2)     111.2 (3)     (42.2)    1,145.4
                         --------       ------      --------       -------    --------

--------
Certain prior period amounts have been reclassified to conform to the September
   30, 2000 presentation.
(1) Includes expenditures related to satellites amounting to $37.5 million, $13.6 million, $73.2 million and $89.1 million, respectively.
(2) Includes expenditures related to satellites amounting to $81.7 million, $93.2 million, $258.8 million and $408.8 million, respectively. Also included in the third quarter and first nine months of 1999 are $228.2 million and $369.5 million, respectively, related to the early buy-out of satellite sale-leasebacks.
(3) Includes expenditures related to satellites amounting to $68.7 million, $28.0 million, $193.2 million and $74.9 million, respectively.

   The following management's discussion and analysis should be read in conjunction with the Hughes management's discussion and analysis included in the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 1999 and the Hughes Electronics Corporation Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, filed with the Securities and Exchange Commission ("SEC") on March 10, 2000, May 15, 2000 and August 14, 2000, respectively, and the Hughes Electronics Corporation Current Reports on Form 8-K, filed with the SEC through the date of this report.

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

General

 Business Overview

   The continuing operations of Hughes are comprised of the following segments:
Direct-To-Home Broadcast, Satellite Services and Network Systems. The discontinued operations of Hughes consist of its satellite systems manufacturing businesses, which on January 13, 2000, Hughes agreed to sell to The Boeing Company ("Boeing"). The transaction closed on October 6, 2000. This transaction is discussed more fully below in "Liquidity and Capital Resources-- Acquisitions, Investments and Divestitures."

   The Direct-To-Home Broadcast segment consists primarily of the United States and Latin America DIRECTV businesses, which provide digital multi-channel entertainment. The DIRECTV U.S. operations were significantly affected during 1999 by Hughes' acquisition of the direct broadcast satellite medium-power business of PRIMESTAR in April 1999 and Hughes' acquisition of United States Satellite Broadcasting

Company, Inc. ("USSB"), a provider of premium subscription programming services, in May 1999. The USSB acquisition provided DIRECTV with 25 channels of video programming, including premium networks such as HBO(R), Showtime(R), Cinemax(R) and The Movie Channel(R), which are now being offered to DIRECTV's subscribers. The results of operations for PRIMESTAR and USSB have been included in Hughes' financial information since their dates of acquisition. See
Note 7 to the financial statements and "Liquidity and Capital Resources-- Acquisitions, Investments and Divestitures," below, for further discussion of these transactions.

   In the fourth quarter of 1999, DIRECTV U.S. began providing local broadcast network services and as of September 30, 2000 was providing those services to 35 U.S. markets. DIRECTV U.S. expects to add an additional 6 markets by the end of the year, bringing the total to 41 markets representing over 60 million households or 60% of television households.

   The Latin America DIRECTV businesses are comprised of Galaxy Latin America, LLC ("GLA"), Hughes' 77.8% owned subsidiary that provides DIRECTV services to 27 countries in Latin America and the Caribbean Basin; SurFin Ltd. ("SurFin"), a company 75% owned by Hughes, that provides financing of subscriber receiver equipment to certain GLA operating companies; Grupo Galaxy Mexicana, S.R.L. de C.V. ("GGM"), the exclusive distributor of DIRECTV in Mexico which was acquired by Hughes in February 1999; and Galaxy Brasil, Ltda. ("GLB"), the exclusive distributor of DIRECTV in Brazil, which was acquired by GLA in July 1999. The results of operations for SurFin, GGM, and GLB have been included in Hughes' financial information since their dates of acquisition. See "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," below, for further discussion of these transactions.

   Also included as part of the non-operating results of the Direct-To-Home Broadcast segment is DIRECTV Japan, Hughes' affiliate that provides DIRECTV services in Japan. On March 1, 2000, Hughes announced that DIRECTV Japan's operations would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!, a publicly traded company in Japan that provides direct-to-home satellite broadcast services. In connection with the agreement, Hughes acquired an ownership interest in SkyPerfecTV!. DIRECTV Japan ceased broadcasting on September 30, 2000, and is completing the migration of customers to SkyPerfecTV!. See Note 7 to the financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," below, for further discussion.

   The Satellite Services segment consists of PanAmSat, Hughes' 81% owned subsidiary. PanAmSat provides satellite services to its customers primarily through long-term operating lease contracts for the full or partial use of satellite transponder capacity. During the first quarter of 2000, PanAmSat announced the introduction of NET-36(TM), a high-speed, bandwidth-intensive network that will deliver popular video, audio and data content with high clarity to thousands of digital subscriber line providers, cable headends, Internet service providers and broadband wireless providers worldwide. PanAmSat introduced the NET-36 service in the United States in October of 2000 and expects to begin generating revenues from the service in 2001.

   The Network Systems segment consists of Hughes Network Systems ("HNS"), which is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV(TM) receiving equipment (set-top boxes and dishes). In April of 2000, HNS announced plans to market a two-way broadband satellite service to consumers. HNS will add two-way capabilities to its nationwide high-speed satellite Internet service, DirecPC(R) in the fourth quarter of 2000. Offering always-on capability, the new two-way high-speed satellite service will allow consumers to completely bypass the dial-up telephone network when accessing the Internet. Two-way DirecPC will also be offered with a DirecDuo(TM) antenna system, allowing consumers to receive both DirecPC and DIRECTV using the same antenna.

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

   During the third quarter of 2000, PanAmSat's Galaxy VIII-i satellite experienced a failure of its primary propulsion system, and is now operating on its back-up system, which shortened the satellites projected remaining operational life from 12 years to about 24 months. The decrease in useful life will result in about $5 million per month of additional depreciation beginning in the fourth quarter of 2000. PanAmSat expects to replace Galaxy VIII-i in 2001 with Galaxy IIIC, which is currently under construction, a full year before the end of Galaxy VIII-i's operational life.

Results of Operations

 Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

   Revenues. Revenues for the third quarter of 2000 increased 3.7% to $1,688.5 million, compared with $1,627.8 million in the third quarter of 1999. The Direct-To-Home Broadcast segment contributed to the overall change with an increase in revenues of $146.9 million over the third quarter of 1999 that resulted from an increase in the number of subscribers in the United States and Latin America partially offset by lower revenues from the PRIMESTAR By DIRECTV medium-power service. The increased revenues at the Direct-To-Home segment was offset by decreased revenues at the Network Systems and Satellite Services segments. The Network Systems segment reported decreased revenues of $142.2 million primarily due to lower sales of DIRECTV receiver equipment associated with the completion of the transition of PRIMESTAR By DIRECTV subscribers to the high-power DIRECTV service. The Network Systems segment shipped about 470,000 DIRECTV receiver systems during the third quarter of 2000 compared to about 730,000 units shipped in the same period last year. The Satellite Services segment reported decreased revenues of $11.4 million primarily due to the 1999 third quarter revenues including a one-time customer payment of about $15 million associated with the termination of a direct-to-home video services agreement in India.

   Operating Costs and Expenses. Operating costs and expenses grew to $1,818.9 million in 2000 from $1,634.5 million in 1999. Broadcast programming and other costs increased by $85.0 million in the third quarter of 2000 from the same period of 1999 due to increased costs for the new high-power DIRECTV subscribers. Costs of products sold decreased by $121.1 million in the third quarter of 2000 from the third quarter of 1999 primarily due to the decreased sales of DIRECTV receiver systems. Selling, general and administrative expenses increased by $191.0 million during the third quarter of 2000 compared to the same period of 1999 due primarily to higher marketing costs at the Direct-To-Home Broadcast segment resulting from increased subscriber growth. Depreciation and amortization increased by $29.5 million during the third quarter of 2000 compared to the third quarter of 1999 due primarily to additional capital expenditures since September 30, 1999.

   EBITDA. EBITDA decreased 46.6% for the third quarter of 2000 to $107.9 million and EBITDA margin was 6.4%, compared to EBITDA of $202.1 million and EBITDA margin of 12.4% in the third quarter of 1999. The decrease in EBITDA resulted primarily from higher marketing costs associated with the record Direct-To-Home Broadcast segment subscriber growth in both the United States and Latin America and lower revenues from the PRIMESTAR By DIRECTV medium-power service, decreased revenues and higher operating costs at the Satellite Services segment and decreased EBITDA at the Network Systems segment resulting from reduced revenues and increased expenses associated with the upcoming launch of new DirecPC services.

   Operating Loss. The operating loss for the third quarter of 2000 was $130.4 million compared to an operating loss of $6.7 million in 1999. The increased operating loss resulted from the decrease in EBITDA and higher depreciation expense.

   Interest Income and Expense. Interest income increased to $7.1 million for the third quarter of 2000 compared to interest income of $2.6 million for the same period of 1999. Interest expense increased to $66.5 million for the third quarter of 2000 from $51.7 million for the third quarter of 1999. The higher interest expense resulted from increased borrowings. The changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."

   Other, Net. Other, net decreased to an expense of $11.9 million for the third quarter of 2000 from an expense of $31.6 million in the same period of 1999. The decreased expense in 2000 resulted primarily from unexpected shareholder contributions of about $22 million to help fund the costs to exit the DIRECTV Japan business.

   Income Taxes. Hughes recognized an income tax benefit of $77.8 million for the 2000 third quarter, compared to $36.8 million in the 1999 third quarter. The 2000 tax benefit reflects the higher pre-tax losses compared to 1999.

   Loss From Continuing Operations. Hughes reported a loss from continuing operations of $104.3 million for the 2000 third quarter, compared to $41.8 million for the same period of 1999.

   Discontinued Operations. Revenues for the satellite systems manufacturing businesses decreased to $499.5 million for the third quarter of 2000 from revenues of $508.6 million for the same period of 1999. Revenues, excluding intercompany transactions, were $378.4 million for the third quarter of 2000 and $362.8 million for the same period of 1999.

   The satellite systems manufacturing businesses reported operating income of $29.4 million for the third quarter of 2000 compared to operating income of $30.4 million for the third quarter of 1999. Operating income, excluding intercompany transactions, amounted to $16.7 million for the third quarter of 2000, compared to operating income of $5.7 million for 1999.

   Income from discontinued operations, net of taxes was $10.5 million for the third quarter of 2000 compared to income from discontinued operations of $6.9 million in the same period of 1999.

 Direct-To-Home Broadcast Segment

   Direct-To-Home Broadcast segment third quarter 2000 revenues increased 12.8% to $1,291.5 million from $1,144.6 million in the third quarter of 1999. The Direct-To-Home Broadcast segment had negative EBITDA of $17.7 million in the third quarter of 2000 compared with positive EBITDA of $55.1 million in the third quarter of 1999. The operating loss for the segment increased to $150.1 million in the third quarter of 2000 from an operating loss of $60.2 million in the third quarter of 1999.

   United States. The DIRECTV U.S. businesses were the biggest contributors to the segment's revenue growth with revenues of $1,154 million for the third quarter of 2000, a 9.7% increase over last year's third quarter revenues of $1,052 million. The increase in revenues resulted primarily from an increased number of high-power DIRECTV subscribers partially offset by lower revenues from the PRIMESTAR By DIRECTV medium-power service. In the third quarter of 1999, DIRECTV U.S. benefited from revenues on the entire Primestar By DIRECTV subscriber base; however, in the third quarter of 2000, revenues resulting from the Primestar By DIRECTV service were lower due to subscriber churn and those subscribers located in National Rural Telecommunications Cooperative ("NRTC") territories that converted to the high-power DIRECTV service. The DIRECTV businesses receive only a small percentage of revenues from customers in NRTC territories.

   As of September 30, 2000, the DIRECTV U.S. businesses had approximately 9.0 million subscribers compared to about 7.7 million at September 30, 1999. DIRECTV U.S. added 450,000 net new subscribers to its high-power DIRECTV service, a 6.4% increase over the 423,000 net new subscribers added in the third quarter of 1999. In addition, about 300,000 subscribers were transitioned from the PRIMESTAR By DIRECTV medium-power service to the high-power service during the third quarter of 2000. Average monthly revenue per subscriber for the high-power business was approximately $58 for the third quarters of 2000 and 1999.

   In the third quarter of 2000, the DIRECTV U.S. businesses reported EBITDA of $36 million compared to EBITDA of $86 million in the third quarter of 1999. The third quarter 2000 operating loss for DIRECTV U.S. was $62 million compared with an operating loss of $7 million in the third quarter of 1999. The decrease in EBITDA and operating profit primarily resulted from higher marketing costs associated with the record subscriber growth.

   Latin America. Revenues for the Latin America DIRECTV businesses increased 78.9% to $136 million in the third quarter of 2000 from $76 million in the third quarter of 1999. The increase in revenues reflects an increase in subscribers. Subscribers grew to 1,136,000 at the end of the third quarter of 2000 compared to 668,000 at the end of the third quarter of 1999. Latin America DIRECTV added 126,000 net new subscribers in the third quarter of 2000, an 88.1% increase over the 67,000 net new subscribers added in the same period last year. Average monthly programming revenue per subscriber increased to $36 in the third quarter of 2000 from $35 in the third quarter of 1999.

   EBITDA was negative $50 million for the third quarter of 2000 compared to negative EBITDA of $24 million in the third quarter of 1999. The change in EBITDA resulted primarily from additional losses from higher marketing costs associated with the record subscriber growth. The Latin America DIRECTV businesses incurred an operating loss of $85 million in the third quarter of 2000 compared to $47 million in the third quarter of 1999. The increased operating loss resulted from the decline in EBITDA and higher depreciation expense.

 Satellite Services Segment

   Revenues for the Satellite Services segment in the third quarter of 2000 decreased $11.4 million to $199.3 million from $210.7 million in the same period in the prior year. This decrease was primarily due to the 1999 third quarter revenue including a one time customer payment of about $15 million associated with the termination of a direct-to-home video services agreement in India. Total sales-type lease revenues were $8.5 million for the third quarter of 2000 as compared to $5.8 million for the same period in the prior year. Revenues from operating leases of transponders, satellite services and other were 95.7% of total revenues for the third quarter of 2000 and decreased by 6.9% to $190.8 million from $204.9 million for the same period in the prior year.

   EBITDA was $135.5 million for the third quarter of 2000, a 19.8% decrease over the third quarter 1999 EBITDA of $169.0 million. EBITDA margin in the third quarter of 2000 was 68.0% compared to 80.2% in the same period in 1999. The decrease in EBITDA and EBITDA margin was due to the decrease in revenues discussed above, increased direct operating costs and selling, general and administrative costs that resulted from the continued satellite fleet expansion and expenses associated with the new NET-36 broadband Internet initiative. Operating profit was $52.0 million for the third quarter of 2000, a decrease of $46.2 million from the third quarter of 1999. The decrease in operating profit resulted from the decrease in EBITDA and higher depreciation expense related to satellites placed into service since the third quarter of 1999.

 Network Systems Segment

   The Network Systems segment's third quarter 2000 revenues decreased by 33.4% to $284.0 million, versus $426.2 million in the third quarter of 1999. The lower revenues resulted from decreased shipments of DIRECTV receiver equipment associated with the completion of the transition of PRIMESTAR By DIRECTV subscribers to the high-power DIRECTV service and the elimination of DIRECTV equipment subsidies. Shipments of DIRECTV receiver equipment totaled 470,000 units in the third quarter of 2000, compared to 730,000 units in the same period last year. The decrease in revenues was also due to the discontinuation of certain narrowband wireless businesses and lower revenues in the mobile satellite product line.

   The Network Systems segment reported EBITDA of $16.8 million for the third quarter of 2000, compared to EBITDA of $49.8 million in the third quarter of 1999. The Network Systems segment had an operating profit of $1.6 million in the third quarter of 2000, compared to an operating profit of $31.3 million in the third quarter of 1999. The decreased EBITDA and operating profit resulted primarily from the reduced revenues discussed above, and increased expenses associated with the upcoming launch of new DirecPC services, including AOL Plus Powered by DirecPC. These reductions were offset by a $21 million one-time EBITDA gain that resulted from successful negotiations with certain narrowband wireless customers for receivables previously written-off.

 Eliminations and Other

   The elimination of revenues decreased to $86.3 million in the third quarter of 2000 from $153.7 million in the third quarter of 1999 due primarily to decreased purchases of receiver equipment from the Network Systems segment by DIRECTV due to the completion of the transition of PRIMESTAR By DIRECTV medium-power subscribers to the high-power DIRECTV service and the elimination of DIRECTV equipment subsidies from the Direct-To-Home Broadcast segment.

   Operating losses for "eliminations and other" decreased to $33.9 million in the third quarter of 2000 from $76.0 million for the third quarter of 1999 primarily due to the completion of the transition of PRIMESTAR By DIRECTV medium-power subscribers to the high-power service, the elimination of DIRECTV equipment subsidies and lower margins on intercompany sales.

 Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

   Revenues. Revenues for the nine months ended September 30, 2000 increased 35.4% to $5,228.6 million compared with $3,862.3 million for the nine months ended September 30, 1999. The Direct-To-Home Broadcast segment contributed to the overall change with an increase in revenues of $1,146.1 million over the first nine months of 1999 that resulted from the addition of about 1,639,000 net new subscribers in the United States and Latin America since December 31, 1999 and added revenues from the PRIMESTAR By DIRECTV and premium channel services. The Satellite Services segment also reported an increase in revenues of $216.1 million due primarily to increased revenues from outright sales and sales-type lease transactions executed during 2000.

   Operating Costs and Expenses. Operating costs and expenses grew to $5,461.5 million in 2000 from $3,905.0 million in 1999. Broadcast programming and other costs increased by $661.5 million in the first nine months of 2000 from the same period in 1999 due to higher costs that result from increased high-power DIRECTV subscribers, costs associated with the PRIMESTAR By DIRECTV and premium channel services and increased costs associated with new outright sales and sales-type leases of satellite transponders at the Satellite Services segment. Costs of products sold decreased by $46.3 million for the first nine months of 2000 from the first nine months of 1999 mainly due to the completion of several contracts at the Network Systems segment. Selling, general and administrative expenses increased by $748.3 million during the first nine months of 2000 compared to the same period of 1999 due primarily to higher marketing costs at the Direct-To-Home Broadcast segment resulting from increased subscriber growth in both the United States and Latin America. Depreciation and amortization increased by $193.0 million during the first nine months of 2000 compared to the first nine months of 1999 primarily due to 1999 acquisitions, discussed more fully in "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures."

   EBITDA. EBITDA for the first nine months of 2000 was $440.2 million and EBITDA margin was 8.4%, compared to EBITDA of $437.4 million and EBITDA margin of 11.3% in the same period of 1999. The slight increase in EBITDA was primarily attributable to the increased outright sales and sales-type leases at the Satellite Service segment offset by increased losses at the Direct-To-Home Broadcast segment due to higher subscriber acquisition costs. The lower EBITDA margin was mainly attributable to increased losses at the Direct-To-Home Broadcast segment and the lower margins associated with the Satellite Service segment's outright sales and sales-type leases.

   Operating Loss. The operating loss for the first nine months of 2000 was $232.9 million compared to an operating loss of $42.7 million in 1999. The increased operating loss resulted from the higher depreciation and amortization, which more than offset the slight improvement in EBITDA.

   Interest Income and Expense. Interest income declined to $15.3 million for the first nine months of 2000 compared to $20.8 million for the same period of 1999 due to a decrease in cash and cash equivalents. Interest expense increased to $169.2 million for the first nine months of 2000 from $71.0 million for the first nine months of 1999. The higher interest expense resulted from increased borrowings and interest expense associated with liabilities for above-market programming contracts assumed in the acquisitions of PRIMESTAR and USSB. Changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."

   Other, Net. Other, net increased to an expense of $294.4 million for the first nine months of 2000 from an expense of $96.3 million in the same period of 1999. The increased expense in 2000 resulted from the SkyPerfecTV! transaction, discussed more fully in note 7 to the financial statements and below in "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," and higher equity losses recorded for DIRECTV Japan that resulted from Hughes' increased investment during the third quarter of 1999. The total loss related to DIRECTV Japan for the first nine months of 2000, which includes the effects of the SkyPerfecTV! transaction and Hughes' share of DIRECTV Japan's operating losses, was about $258 million.

   Income Taxes. Hughes recognized a tax benefit of $354.4 million for the first nine months of 2000, compared to $59.7 million in the first nine months of 1999. The 2000 tax benefit reflects the tax benefit associated with the write-off of Hughes' historical investment in DIRECTV Japan and the higher pre-tax losses compared to 1999.

   Loss from Continuing Operations. Hughes reported a loss from continuing operations of $295.1 million for the nine months ended September 30, 2000, compared to $107.4 million for the same period of 1999.

   Discontinued Operations. Revenues for the satellite systems manufacturing businesses decreased to $1,571.1 million for the first nine months of 2000 from revenues of $1,687.5 million for the same period of 1999. Revenues, excluding intercompany transactions, were $1,179.6 million for the first nine months of 2000 and $1,356.1 million for the same period of 1999.

   The satellite systems manufacturing businesses reported operating income of $108.3 million for the first nine months of 2000 compared to operating income of $73.0 million for the first nine months of 1999. Operating income, excluding intercompany transactions, amounted to $80.2 million for the first nine months of 2000, compared to operating income of $62.9 million for 1999. The 1999 results included a one-time pre-tax charge of $178.0 million before intercompany transactions and $125.0 million after intercompany transactions, that resulted from increased development costs and schedule delays on several new product lines, partially offset by a $154.6 million pre-tax gain related to the settlement of a patent infringement case.

   Income from discontinued operations, net of taxes, was $50.3 million for the first nine months of 2000, compared to $47.9 million in the same period of 1999.

 Direct-To-Home Broadcast Segment

   Direct-To-Home Broadcast segment revenues for the first nine months of 2000 increased 44.6% to $3,717.5 million from $2,571.4 million for the first nine months of 1999. The Direct-To-Home Broadcast segment had negative EBITDA of $40.9 million in the first nine months of 2000 compared with positive EBITDA of $46.0 million in the first nine months of 1999. The operating loss for the segment increased to $410.9 million in the first nine months of 2000 from an operating loss of $158.2 million in the first nine months of 1999.

   United States. The DIRECTV U.S. businesses were the biggest contributors to the segment's revenue growth with revenues of $3,342 million for the first nine months of 2000, a 45.1% increase over last year's revenues for the first nine months of 1999 of $2,304 million. The large increase in revenues resulted primarily from an increased number of high-power DIRECTV subscribers and added revenues from the PRIMESTAR By DIRECTV and premium channel services. As of September 30, 2000 the DIRECTV U.S. businesses, including the Primestar By DIRECTV service, had approximately 9.0 million subscribers compared to about
7.7 million at September 30, 1999. DIRECTV U.S. added 1,307,000 net new subscribers to its high-power DIRECTV service in the first nine months of 2000, a 19.8% increase over the 1,091,000 net new subscribers added in the first nine months of 1999. In addition, about 1 million subscribers were transitioned from the PRIMESTAR By DIRECTV medium-power service to the high-power service during the first nine months of 2000. Average monthly revenue per subscriber for the high-power business was $58 for the nine months ended September 30, 2000 and $51 for the same period in the prior year. The increase in the average monthly revenue per subscriber resulted primarily from the premium channel services acquired in May 1999.

   For the first nine months of 2000, the DIRECTV U.S. businesses reported EBITDA of $93 million compared to EBITDA of $123 million for the first nine months of 1999. The operating loss for the first nine months of 2000 for DIRECTV U.S. was $195 million compared with $41 million for the same period in 1999. The decrease in EBITDA resulted from increased losses due to subscriber acquisition costs associated with the record subscriber growth. The increased operating loss was principally due to the decrease in EBITDA discussed above and increased amortization of goodwill and intangibles that resulted from the PRIMESTAR and USSB acquisitions.

   Latin America. Revenues for the Latin America DIRECTV businesses increased 73.8% to $372 million in the first nine months of 2000 from $214 million in the first nine months of 1999. The increase in revenues reflects an increase in subscribers and the consolidation of the GLB business. Subscribers grew to 1,136,000 at September 30, 2000, compared to 668,000 at September 30, 1999. Latin America DIRECTV added 332,000 net new subscribers in the first nine months of 2000, an 80.4% increase over the 184,000 net new subscribers added in the first nine months of 1999. Average monthly programming revenue per subscriber increased to $36 in the first nine months of 2000 from $35 in the first nine months of 1999.

   EBITDA was a negative $128 million for the first nine months of 2000 compared to negative EDITDA of $64 million for the first nine months of 1999. The change in EBITDA resulted primarily from additional losses from the consolidation of GGM and GLB and higher marketing costs associated with the record subscriber growth. The Latin America DIRECTV businesses incurred an operating loss of $212 million in the first nine months of 2000 compared to $104 million in the first nine months of 1999. The increased operating loss resulted from the decline in EBITDA and higher depreciation of fixed assets and amortization of goodwill that resulted from the GGM and GLB transactions.

 Satellite Services Segment

   Revenues for the Satellite Services segment in the first nine months of 2000 increased 35.7% to $820.7 million from $604.6 million in the same period in the prior year. This increase was primarily due to increased revenues associated with outright sales and sales-type lease transactions executed during the first nine months of 2000. Revenues associated with outright sales and sales-type leases of transponders were $237.2 million for the first nine months of 2000 as compared to $17.9 million for the same period in the prior year. Revenues from operating leases of transponders, satellite services and other were 71.1% of total revenues for the first nine months of 2000 and decreased by 0.6% to $583.5 million from $586.7 million for the same period in the prior year.

   EBITDA was $557.9 million for the first nine months of 2000, a 19.8% increase over EBITDA of $465.9 million for the first nine months of 1999. The higher EBITDA was due to the increased revenues discussed above. EBITDA margin for the first nine months of 2000 was 68.0% compared to 77.1% in the same period in 1999. The decline in EBITDA margin was due to lower margins associated with increased outright sales and sales-type lease transactions executed during the first nine months of 2000 and higher operating costs resulting from PanAmSat's continued satellite fleet expansion and costs associated with the NET-36 initiative. Excluding the outright sales and sales-type lease transactions, EBITDA for the first nine months of 2000 was $425 million or 71% of corresponding revenues. Operating profit was $319.1 million for the first nine months of 2000, an increase of $60.2 million over the first nine months of 1999. The increase in operating profit resulted from the increase in EBITDA partially offset by higher depreciation expense related to additional satellites placed into service since the third quarter of 1999.

 Network Systems Segment

   The Network Systems segment grew revenues for the first nine months of 2000 by 2.2% to $1,020.3 million, versus $998.2 million in the first nine months of 1999. The slight increase in revenues resulted from greater shipments of DIRECTV receiver equipment. Shipments of DIRECTV receiver equipment totaled 2,363,000 units for the first nine months of 2000, compared to 1,415,000 units in the same period last year. This increase in revenues was partially offset by lower revenues from the discontinuation of certain narrowband wireless product lines.

   The Network Systems segment reported EBITDA of $34.4 million for the first nine months of 2000, compared to EBITDA of $80.5 million for the first nine months of 1999. The Network Systems segment had an operating loss of $15.4 million in the first nine months of 2000, compared to an operating profit of $23.1 million in the first nine months of 1999. The decrease in EBITDA and operating profit resulted primarily from increased costs associated with the upcoming launch of new DirecPC services, including AOL Plus Powered by DirecPC and lower revenues due to the discontinuation of certain narrowband wireless businesses, partially offset by the $11.0 million charge in 1999 that resulted from the termination of the APMT contract.

 Eliminations and Other

   The elimination of revenues increased to $329.9 million in the first nine months of 2000 from $311.9 million in the first nine months of 1999 due primarily to increased purchases of receiver equipment from the Network Systems segment by DIRECTV for the conversion of the PRIMESTAR By DIRECTV medium-power subscribers to the high-power service.

   Operating losses from "eliminations and other" decreased to $125.7 million in the first nine months of 2000 from $166.5 million in the first nine months of 1999 due primarily to lower margins on intercompany sales.

Liquidity and Capital Resources

   Cash and cash equivalents were $178.4 million at September 30, 2000 compared to $238.2 million at December 31, 1999.

   Cash provided by operating activities was $316.0 million for the first nine months of 2000, compared to cash used in operating activities of $106.1 million for the first nine months of 1999. The increase in 2000 resulted from higher income from continuing operations excluding non-cash adjustments, such as depreciation and amortization, the loss resulting from the write-off of Hughes' investment in DIRECTV Japan and deferred taxes, offset by increased working capital requirements for continuing operations.

   Cash used in investing activities was $1,462.2 million in the nine months ended September 30, 2000, and $3,558.0 million for the same period in 1999. The higher investing activities in 1999 resulted from increased investments in companies, net of cash acquired, which included the acquisitions of PRIMESTAR, USSB, the Tempo Satellite assets and GLB.

   Cash provided by financing activities was $940.2 million in the first nine months of 2000, compared to $2,658.1 million in the first nine months of 1999. The decrease is primarily due to the 1999 net proceeds from the issuance of preferred stock related to the AOL investment in Hughes.

   Cash provided by discontinued operations was $146.2 million in the first nine months of 2000, compared to cash used in discontinued operations of $177.8 million in the first nine months of 1999. The change in 2000 from 1999 resulted primarily from decreased cash requirements for working capital.

   Liquidity Measurement. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at September 30, 2000 and December 31, 1999 was 1.24 and 1.46, respectively. Working capital decreased by $368.2 million to $847.7 million at September 30, 2000 from $1,215.9 million at December 31, 1999.

   Common Stock Dividend Policy and Use of Cash. Since the completion of the recapitalization of Hughes in late 1997, the GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its GM Class H common stock. Similarly, since such time, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes. Hughes expects to have significant cash requirements in the remainder of 2000 primarily due to capital expenditures of as much as $800 million for satellites and property and planned increases in subscriber acquisition costs for the Direct-To-Home businesses. In addition, Hughes expects to increase its investment in affiliated companies, primarily related to its international DIRECTV businesses. These cash requirements are expected to be funded from a combination of cash provided from operations, cash received upon the completion of the Boeing transaction and amounts available under credit facilities, as needed.

   Debt and Credit Facilities. Short-Term Borrowings. In October 1999, Hughes issued $500.0 million ($499.9 million net of unamortized discount at September 30, 2000), of floating rate notes to a group of institutional investors in a private placement. The notes bear interest at a variable rate which was 7.96% at September 30, 2000. The notes were repaid on October 23, 2000.

   Notes Payable. PanAmSat issued five, seven, ten and thirty-year notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for the five-, seven-, ten- and thirty-year notes as of September 30, 2000 were $200 million at 6.00%, $275 million at 6.13%, $150 million at 6.38% and $125 million at 6.88%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually.

   In July 1999, in connection with the early buy-out of satellite sale-leasebacks, PanAmSat assumed $124.1 million of variable rate notes, of which $67.7 million was outstanding at September 30, 2000. The interest rate on the notes was 6.88% at September 30, 2000. The notes mature on various dates through January 2, 2002.

   Revolving Credit Facilities. As of September 30, 2000, Hughes had three unsecured revolving credit facilities totaling $1.6 billion, consisting of a $750.0 million multi-year facility, a $350.0 million 364-day facility, and a $500.0 million bridge facility. Borrowings under the facilities bear interest at various rates, based on a spread to the then-prevailing London Interbank Offer Rate. The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002. The 364-day facility provides for a commitment of $350.0 million through November 22, 2000. In October 2000, Hughes elected to terminate the bridge facility, as provided for under the terms of the agreement. These facilities also provide backup liquidity for Hughes' $1.1 billion commercial paper program. Commercial paper outstanding under the program bears interest at various rates, based on market rates prevailing at the time each commercial paper instrument is placed. $750.0 million was outstanding under the multi-year facility as of September 30, 2000, with borrowings bearing an interest rate of 7.53%. $250.0 million was outstanding under the 364-day facility as of September 30, 2000, bearing an interest rate of 7.55%. $339.4 million was outstanding under the commercial paper program, with borrowings bearing interest at rates ranging from 7.00% to 7.47%. No amounts were outstanding under the bridge facility at September 30, 2000.

   PanAmSat maintains a $500.0 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500.0 million commercial paper program. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at September 30, 2000.

   At September 30, 2000, Hughes' 75% owned subsidiary, SurFin, had a total of $377.6 million outstanding under a $400.0 million unsecured revolving credit facility expiring in June 2002. The weighted average interest rate on these borrowings was 7.49% at September 30, 2000.

   Other. At September 30, 2000, GLB had a total of $16.8 million outstanding under variable rate notes. The weighted average interest rate of the notes was 11.90% at September 30, 2000. Principal is payable in varying amounts at maturity in April and May 2002, with interest payable monthly.

   Other short-term and long-term debt outstanding at September 30, 2000 included $39.4 million of notes bearing fixed rates of interest of 7.00% to 11.11%. Principal on the notes is payable in varying amounts at maturity from November 2000 to April 2007.

   Hughes has filed a shelf registration statement with the Securities and Exchange Commission with respect to an issuance of up to $2.0 billion of debt securities from time to time. No amounts have been issued as of September 30, 2000.

   Acquisitions, Investments and Divestitures. Acquisitions and Investments. On July 28, 1999, GLA acquired GLB, the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap also sold its 10% equity interest in GLA to Hughes and Darlene Investments, LLC, which increased Hughes' ownership interest in GLA to 77.8%. As part of the transaction, Hughes also increased its ownership interest in SurFin from 59.1% to 75%. The total consideration paid in the transactions amounted to approximately $101.1 million.

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

   Divestitures. On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!. In connection with the agreement, Hughes acquired an approximate 6.6% interest in SkyPerfecTV!. As a result of the transaction, in the first quarter of 2000 Hughes wrote off its investment and accrued for the estimated costs to exit the DIRECTV Japan business. The principal components of the accrued exit costs include estimated subscriber migration and termination costs and costs to terminate certain leases, programming agreements and other long-term contractual commitments. These one-time charges were offset by the estimated fair value of the SkyPerfecTV! interest acquired. The fair value of the SkyPerfecTV! interest recorded was estimated based upon an independent appraisal. DIRECTV Japan ceased broadcasting on September 30, 2000 and is completing the migration of customers to SkyPerfectTV!.

   On October 6, 2000, Hughes completed the sale of its satellite systems manufacturing businesses to Boeing for $3.75 billion in cash, which will result in a fourth quarter 2000 after-tax gain in excess of $1 billion. The purchase price is subject to adjustment based upon the final closing net assets of the satellite manufacturing businesses compared to a target amount, which could require amounts to be paid to or received from Boeing. In October of 2000, Hughes utilized a portion of the proceeds to repay about $1.8 billion of borrowings, which represented all amounts outstanding on the floating rate notes, the commercial paper program and 364-day and multi-year revolving credit facilities.

   New Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Hughes has appointed a team to implement SFAS No. 133. This team has been implementing SFAS No. 133 policies and procedures for identifying and tracking derivatives, educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS No. 133 related issues. Hughes will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. Hughes is currently determining the impact of SFAS No. 133 on Hughes' results of operations and financial position. This statement should have no impact on Hughes' consolidated cash flows.

   In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Hughes will comply with SAB 101 by the fourth quarter of 2000, as required. The adoption of SAB No. 101 is not expected to have a material impact on Hughes' financial statements.

Security Ratings

   Hughes' current long-term credit ratings are Baa2 and BBB-, with its short-term credit and commercial paper ratings at P-2 and A-3, as rated by Moody's Investor Services ("Moody's") and Standard and Poor's Rating Services ("S&P"), respectively. On September 21, 2000, subsequent to the announcement that GM was exploring strategic alternatives involving Hughes, S&P re-affirmed its BBB- and A-3 debt ratings for Hughes and revised its outlook from positive to developing. Previously, in January 2000, subsequent to the announced sale of Hughes' satellite systems operations to The Boeing Company, Moody's and S&P each affirmed their respective debt ratings for Hughes. At that time, Moody's maintained its negative outlook but ended its review for possible downgrade while S&P revised its outlook to positive from negative.

   Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due. With respect to Moody's, the Baa2 rating for senior debt indicates adequate likelihood of interest and principal payment and principal security. The P-2 commercial paper rating, the second highest rating available, indicates that the issuer has a strong ability for repayment relative to other issuers. For S&P, the BBB-rating indicates the issuer has adequate capacity to pay interest and repay principal. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

   Summarized below, for the quarter ended September 30, 2000 and through the date of this filing, are changes in material pending legal proceedings involving Hughes. For further information, refer to the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 10, 2000, and Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report. Also, for further information, refer to Note 9 to the financial statements included in this filing.

                                      ***

   With respect to the previously reported action against DIRECTV filed by General Electric Capital Corporation ("GECC"), a trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment to be entered in GECC's favor is $181.5 million. Hughes and DIRECTV will appeal the jury verdict. As a result, Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted.

                                      ***

   On September 7, 2000, a putative class action was commenced against DIRECTV, Inc., Thomson Consumer Electronics, Inc., Best Buy Co., Inc., Circuit City Stores, Inc. and Tandy Corporation, Inc. in federal court in Los Angeles. The named plaintiffs purport to represent a class of all consumers who purchased DIRECTV equipment and services at any time from March 1996 to September 1, 2000. The plaintiffs allege that the defendants have violated federal and California antitrust statutes by entering into agreements to exclude competition and force retailers to boycott competitors' products and services. The plaintiffs seek declaratory and injunctive relief, as well as unspecified damages, including treble damages. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised.

                                      ***

   With respect to the previously reported lawsuit filed by the National Rural Telecommunications Cooperative ("NRTC") against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., which Hughes refers to together in this description as "DIRECTV", on August 25, 2000, the NRTC stipulated to dismiss without prejudice its claim seeking the right to distribute former United States Satellite Broadcast Company, Inc. programming services on a non-exclusive basis. The NRTC, however, continues to pursue its claim for the right to distribute former USSB programming services on an exclusive basis and to recover revenues related thereto.

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

                                      ***

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

 Exhibit                                                      Page
 Number  Exhibit Name                                         No.
 ------- ------------                                         ----
 27      Financial Data Schedule (for SEC information only)   N/A
         (Unaudited)

   (b) REPORTS ON FORM 8-K.

   Two reports on Form 8-K, dated July 17, 2000 and July 25, 2000 were filed during the quarter ended September 30, 2000 reporting matters under item 5, Other Events.

                                  * * * * * *

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          Hughes Electronics Corporation
                                          (Registrant)

Date November 9, 2000                             /s/ Roxanne S. Austin
                                          By __________________________________
                                                     Roxanne S. Austin
                                                  Chief Financial Officer