Form 10-K405
period 2000-12-31
HUGHES ELECTRONICS CORP
filed 2001-03-06
CIK 944868

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                    Common stock, par value $0.01 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of December 31, 2000, there were outstanding 200 shares of the issuer's $0.01 par value common stock.

   The registrant has met the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        HUGHES ELECTRONICS CORPORATION

                                    PART I

ITEM 1. Business

General

   Hughes Electronics Corporation ("Hughes") is a wholly-owned subsidiary of General Motors Corporation ("GM"). GM primarily engages in the automotive and satellite and wireless communications industries. GM also has financing and insurance operations and, to a lesser extent, engages in other industries.

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

   In January 2000, Hughes announced a strategy designed to accelerate the growth of its services businesses. In connection with this new focus on its services businesses, on October 6, 2000, Hughes completed the sale of its satellite systems manufacturing businesses ("Satellite Businesses") to The Boeing Company ("Boeing"). In addition, Hughes realigned its marketing efforts to focus on its two major customer groups: consumers and business enterprises. Hughes believes this marketing realignment will enable it to obtain the full benefit of the synergies between its various business units and more effectively reach its customers.

   Hughes provides advanced communications services on a global basis. Hughes has developed a range of entertainment, information and communications services for the home and business markets, including video, data, voice, multimedia and Internet services. Hughes believes that these services provide the potential for higher value through higher margins and higher growth than Hughes' traditional manufacturing businesses. Direct broadcasting, leasing and other service revenues represented about $6.3 billion (or about 86%) and about $4.6 billion (or about 82%) of Hughes' total revenues for the years ended December 31, 2000 and 1999, respectively. This represents about 38% year-over-year growth in service revenues. These figures exclude revenues attributable to the Satellite Businesses.

   Hughes' businesses include:

  . DIRECTV, the world's leading digital multi-channel entertainment service, based on the number of subscribers. DIRECTV includes businesses in the United States and Latin America, and constitutes Hughes' Direct-To-Home Broadcast segment. In 2000, DIRECTV U.S. gained a record 1.8 million net new subscribers, representing a 14% growth rate over 1999. As of December 31, 2000, DIRECTV U.S. had about 9.5 million subscribers and average monthly revenue per subscriber of $59, the highest in the U.S. multi-channel entertainment industry. In 2000, DIRECTV Latin America gained a record 501,000 net subscribers, representing a 57% growth rate over 1999.

  . PanAmSat, the owner and operator of the largest commercial satellite fleet in the world. PanAmSat Corporation, a publicly-held company of which Hughes owns 81%, constitutes Hughes' Satellite Services segment. PanAmSat owns and operates 20 satellites that are capable of transmitting signals to geographic areas covering a substantial portion of the world's population. PanAmSat provides satellite capacity primarily for the transmission of cable and broadcast television programming from the content source to the consumer distribution point (the consumer's home or cable operator). PanAmSat satellites have the capability to reach over 125 million cable households around the world and serve as transmission platforms for 6 direct-to-home services worldwide. In addition, PanAmSat provides satellite services to telecommunications carriers, corporations and Internet service providers for the provision of satellite-based communications networks, including private corporate networks employing very small aperture terminals ("VSAT") and international access to the U.S. Internet backbone. In 2000, PanAmSat introduced NET-36(TM) to provide satellite-based Internet broadcast services. These

                         HUGHES ELECTRONICS CORPORATION


     services leverage PanAmSat's fleet of satellites to ensure that high-speed Internet subscribers receive digital and streaming media using PanAmSat satellites and servers while avoiding Internet congestion that would otherwise diminish video fidelity.

  . Broadband Services and Products, which includes Hughes Network Systems, a leading provider of satellite and wireless communications ground equipment and business communications services. Hughes Network Systems has more than a 50% share of the global market for VSAT private business networks. Hughes Network Systems is one of the two largest manufacturers of DIRECTV(TM) subscriber equipment having shipped over 3.0 million units in 2000. Hughes Network Systems is also leading the development of Spaceway(TM), a satellite-based broadband communications platform that is expected to provide customers with high-speed, two-way data communications on a more cost-efficient basis than systems that are currently available. Spaceway is expected to launch service in North America in 2003 and currently is not a separately reported business segment.

  . Discontinued Operations. The discontinued operations of Hughes consists of the Satellite Businesses, which Hughes sold to Boeing on October 6, 2000. See Note 17 of the Notes to the Consolidated Financial Statements in Part II for further discussion.

   Due to rapid consolidation in the media and telecommunications industries, GM has announced that it is now considering alternative strategic transactions involving Hughes and other participants in those industries. Any such transaction might involve the separation of Hughes from GM. GM's objective in this effort is to maximize the enterprise value of Hughes for the long-term benefit of the holders of GM's Class H common stock and GM $1-2/3 par value common stock through a structure that maintains the financial strength of GM. No assurance can be given that any transaction will be agreed upon with any party or that other conditions, including any stockholder or regulatory approvals will be satisfied.

Segment Reporting Data

   Operating segment and principal geographic area data for 2000, 1999 and 1998 are summarized in Note 19 of the Notes to the Consolidated Financial Statements in Part II.

Regulatory and Environmental

   Hughes is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. Hughes has an environmental management structure designed to facilitate and support its compliance with these requirements, and attempts to maintain complete compliance with all such requirements. Hughes has made and will continue to make capital and other expenditures to comply with environmental requirements. Hughes does not, however, expect capital or other expenditures for environmental compliance to be material in 2001 and 2002. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, Hughes cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on Hughes' business.

   Hughes is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at facilities it formerly owned or operated or currently owns or operates or to which it sent hazardous wastes for treatment or disposal. Hughes is aware of contamination at one of its former sites. Although Hughes believes its reserve reflected in its consolidated financial statements is adequate to cover environmental investigation and cleanup, Hughes cannot provide assurance that Hughes' environmental cleanup costs and liabilities will not exceed the current amount of its reserve.

                                 * * * * * * *

                        HUGHES ELECTRONICS CORPORATION



   Hughes makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2. Properties

   As of December 31, 2000, Hughes had approximately 53 locations operating in 28 states and 48 cities in the United States and approximately 32 additional locations in 25 cities in approximately 15 countries outside the United States. At such date, Hughes owned approximately 1.6 million square feet of space and leased an additional 1.7 million square feet of space.

ITEM 3. Legal Proceedings

   (a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Hughes became, or was, a party during the year ended December 31, 2000 or subsequent thereto, but before the filing of this report are summarized below:

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

                                     * * *

   On June 3, 1999, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., which Hughes refers to together in this description as "DIRECTV," in the U.S. District Court for the Central District of California, alleging that DIRECTV breached its DBS Distribution Agreement with the NRTC. The DBS Distribution Agreement provides the NRTC with certain distribution rights, in certain specified portions of the United States, for a specified period of time, with respect to DIRECTV(R) programming delivered over 27 of the 32 frequencies at the 101(degrees) west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by United States Satellite Broadcasting Company, Inc. ("USSB") over the other five frequencies at 101(degrees), and seeks recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB(R) programming because, among other things, the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101(degrees). The NRTC also plead, in the alternative, the right to distribute former USSB programming on a non-exclusive basis, but stipulated to dismiss this claim without prejudice on August 25, 2000. DIRECTV maintains that the NRTC's right under the DBS Distribution Agreement is to market and sell the former USSB programming as its non-exclusive sales agent and that NRTC is not entitled to the additional claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the DBS Distribution Agreement.

                        HUGHES ELECTRONICS CORPORATION



   On August 26, 1999, the NRTC filed a second lawsuit in the U.S. District Court for the Central District of California against DIRECTV alleging that DIRECTV has breached the DBS Distribution Agreement. In this lawsuit, the NRTC is asking the Court to require DIRECTV to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV derives from programming providers and other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims or this claim.

   Pegasus Satellite Television, Inc. ("Pegasus Satellite") and Golden Sky Systems, Inc. ("Golden Sky"), the two largest NRTC affiliates, filed an action on January 11, 2000 against DIRECTV in the U.S. District Court for the Central District of California. The plaintiffs alleged, among other things, that DIRECTV has interfered with their contractual relationship with the NRTC. The plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its two cases against DIRECTV. The plaintiffs also alleged that DIRECTV interfered with their contractual relationships with manufacturers and distributors by preventing those parties from selling receiving equipment to the plaintiffs' dealers. On October 19, 2000, Golden Sky agreed to dismiss its equipment-related claims with prejudice. DIRECTV denies that it has wrongfully interfered with any of the plaintiffs' business relationships and will vigorously defend the lawsuit.

   A class action suit was filed in the U.S District Court for the Central District of California against DIRECTV on behalf of the NRTC's participating members on February 29, 2000. The Court certified a class on December 29, 2000. The class asserted claims identical to the claims that were asserted by Pegasus Satellite and Golden Sky in their lawsuit against DIRECTV, described in the preceding paragraph. Similar to Golden Sky, however, the class has dismissed its equipment-related claims without prejudice.

   The U.S. District Court for the Central District of California has consolidated for purposes of discovery the NRTC, Pegasus Satellite and Golden Sky and class action lawsuits, but has not determined if the cases will be consolidated for trial. A trial date in February 2002 has been set in the first NRTC case. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached in the NRTC, Pegasus and class action litigation that could be material to Hughes' results of operations or financial position.

                                     * * *

   General Electric Capital Corporation ("GECC") and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment entered in GECC's favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted. Although it is not possible to predict the result of any eventual appeal in this case, Hughes does not believe that the litigation will ultimately have a material adverse impact on Hughes.

                                     * * *

   There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of United States export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in

                        HUGHES ELECTRONICS CORPORATION


1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. On October 6, 2000, Hughes completed the sale of its Satellite Businesses to Boeing. In that transaction, Hughes retained limited liability for certain possible fines and penalties and the financial consequences of debarment related to the business now owned by Boeing should such sanctions be imposed by either the Department of Justice or State Department against the Satellite Businesses. Hughes does not expect sanctions imposed by the Department of Justice or State Department, if any, to have a material adverse effect on Hughes.

                                     * * *

   EchoStar Communications Corporation ("EchoStar") and others commenced an action in the U.S. District Court in Colorado on February 1, 2000 against DIRECTV, Hughes Network Systems and Thomson Consumer Electronics, Inc. seeking, among other things, injunctive relief and unspecified damages, including treble damages, in connection with allegations that the defendants have entered into agreements with retailers and program providers and engaged in other conduct that violates the antitrust laws and constitutes unfair competition. On March 13, 2000, DIRECTV filed a motion seeking a determination of the relevant market, which, if granted, would result in the dismissal of EchoStar's antitrust claims. Hughes and DIRECTV filed counterclaims against EchoStar on March 13, 2000, alleging that EchoStar tortiously interfered with DIRECTV's relationship with Kelly Broadcasting System, a provider of foreign-language programming, engaged in unfair business practices in connection with improper sales of network programming, misleading advertisements for National Football League games and EchoStar's "PRIMESTAR bounty program," and infringed on PRIMESTAR(R) trademarks. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached that could be material to Hughes' results of operations or financial position. DIRECTV believes that EchoStar's complaint is without merit and intends to vigorously defend against the allegations raised.

                                     * * *

   On September 7, 2000, a putative class action was commenced against DIRECTV, Inc., Thomson Consumer Electronics, Inc., Best Buy Co., Inc., Circuit City Stores, Inc. and Tandy Corporation, Inc. in the U.S. District Court in Los Angeles. The named plaintiffs purport to represent a class of all consumers who purchased DIRECTV equipment and services at any time from March 1996 to September 1, 2000. The plaintiffs allege that the defendants have violated federal and California antitrust statutes by entering into agreements to exclude competition and force retailers to boycott competitors' products and services. The plaintiffs seek declaratory and injunctive relief, as well as unspecified damages, including treble damages. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised therein. DIRECTV has moved to compel arbitration pursuant to the DIRECTV customer agreement or, in the alternative, to stay the case pending the resolution of relevant issues in the antitrust suit brought by EchoStar as described in the preceeding paragraph. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached that could be material to Hughes' results of operations or financial position.

                                     * * *

   On December 5, 2000, Personalized Media Communications, LLC ("PMC") and Pegasus Development Corporation ("Pegasus") filed suit in U.S. District Court for the District of Delaware against DIRECTV, Hughes, Thomson Consumer Electronics, Inc. and Philips Electronics North American Corporation, alleging infringement of seven U.S. patents. Based in part on the successful defense by Hughes against an earlier action brought by PMC on one of the subject patents, Hughes expects that strong defenses of invalidity and non-infringement exist, in addition to numerous other defenses including license, laches and estoppel, Lanham Act violations, patent misuse and abuse of process. Hughes answered the complaint on January 21, 2001 raising these defenses and

                        HUGHES ELECTRONICS CORPORATION


related conterclaims and intends to vigorously defend the lawsuit and pursue counterclaims against Pegasus and PMC.

                                     * * *

   Hughes Communications Galaxy, Inc. ("HCGI") filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI's motion for summary judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On July 13, 2000, HCGI filed a notice to appeal the judgment with the U.S. Court of Appeals for the Federal Circuit and is requesting a greater amount than was previously awarded to HCGI. On August 4, 2000, the Government filed its cross appeal. As a result of the uncertainty regarding the outcome of this matter, no amount has been recorded in the consolidated financial statements to reflect the award. Final resolution of this issue could result in a gain that would be material to Hughes.

                                     * * *

ITEM 4. Submission of Matters to a Vote of Security Holders

   None.

                        HUGHES ELECTRONICS CORPORATION

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   All of Hughes' common stock and preferred stock are owned by GM. Accordingly, there is no public trading market for Hughes' common or preferred equity. Dividends on the common stock will be paid when and if declared by Hughes' Board of Directors. At present, Hughes has no plans to pay a dividend on the common stock. Dividends on the preferred stock are payable to GM at an annual rate of 6.25%.

   None of Hughes' common and preferred stock is subject to outstanding options or warrants to purchase common or preferred stock. There are no securities convertible into Hughes' common or preferred stock. None of Hughes' common and preferred stock currently can be sold under Rule 144. Hughes is not currently publicly offering any of its common and preferred stock. See Notes 15 and 16 of the Notes to the Consolidated Financial Statements in Part II for further discussion.

                         HUGHES ELECTRONICS CORPORATION



ITEM 6. Selected Financial Data

                                       Years Ended December 31,
                           ----------------------------------------------------
                             2000       1999       1998       1997       1996
                           ---------  ---------  ---------  ---------  --------
                                        (Dollars in Millions)
Consolidated Statements
 of Operations Data:
Total revenues...........  $ 7,287.6  $ 5,560.3  $ 3,480.6  $ 2,838.3  $2,058.3
Total operating costs and
 expenses................    7,641.7    5,974.8    3,521.7    2,823.7   2,118.0
                           ---------  ---------  ---------  ---------  --------
Operating profit (loss)..  $  (354.1) $  (414.5) $   (41.1) $    14.6  $  (59.7)
                           =========  =========  =========  =========  ========
Income (loss) from
 continuing operations
 before extraordinary
 item and cumulative
 effect of accounting
 change..................  $  (355.4) $  (391.1) $    63.5  $   236.9  $   13.1
Income from discontinued
 operations, net of
 taxes...................       36.1       99.8      196.4      170.6     149.4
Gain on sale of
 discontinued operations,
 net of taxes............    1,132.3        --         --        62.8       --
Extraordinary item, net
 of taxes................        --         --         --       (20.6)      --
Cumulative effect of
 accounting change, net
 of taxes................        --         --        (9.2)       --        --
                           ---------  ---------  ---------  ---------  --------
Net income (loss)........      813.0     (291.3)     250.7      449.7     162.5
Adjustment to exclude the
 effect of GM purchase
 accounting..............       16.9       21.0       21.0       21.0      21.0
Preferred stock
 dividends...............      (97.0)     (50.9)       --         --        --
                           ---------  ---------  ---------  ---------  --------
Earnings (Loss) Used for
 Computation of Available
 Separate Consolidated
 Net Income (Loss).......  $   732.9  $  (321.2) $   271.7  $   470.7  $  183.5
                           =========  =========  =========  =========  ========

Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents.............  $ 1,508.1  $   238.2  $ 1,342.0  $ 2,783.7  $    6.2
Total current assets.....    4,153.7    3,858.0    4,075.2    5,179.1   1,658.4
Total assets.............   19,279.3   18,597.0   12,617.4   12,141.5   3,861.3
Total current
 liabilities.............    2,690.9    2,642.1    1,346.0    1,007.4     691.9
Long-term debt...........    1,292.0    1,586.0      778.7      637.6       --
Minority interests.......      553.7      544.3      481.7      607.8      12.3
Total Stockholder's
 equity..................   12,326.1   11,681.3    8,412.2    8,340.2   2,491.6

Other Data:
EBITDA (1)...............  $   594.0  $   264.4  $   372.0  $   297.0  $  118.1
Depreciation and
 amortization............      948.1      678.9      413.1      282.4     177.8
Capital expenditures.....    1,716.1    1,665.3    1,328.8      712.7     361.6

--------
Certain prior year amounts have been reclassified to conform to the 2000 presentation.

(1) EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles. Hughes management believes it is a meaningful measure of performance and is commonly used by other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

                         HUGHES ELECTRONICS CORPORATION



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in Millions)
Consolidated Statements of Operations Data:
Total revenues.................................. $7,287.6  $5,560.3  $3,480.6
Total operating costs and expenses..............  7,641.7   5,974.8   3,521.7
                                                 --------  --------  --------
Operating loss..................................   (354.1)   (414.5)    (41.1)
Other expenses, net.............................   (461.5)   (245.5)    (62.1)
Income tax benefit..............................   (406.1)   (236.9)   (142.3)
Minority interests in net losses of
 subsidiaries...................................     54.1      32.0      24.4
                                                 --------  --------  --------
Income (loss) from continuing operations before
 cumulative effect of accounting change.........   (355.4)   (391.1)     63.5
Income from discontinued operations, net of
 taxes..........................................     36.1      99.8     196.4
Gain on sale of discontinued operations, net of
 taxes..........................................  1,132.3       --        --
Cumulative effect of accounting change, net of
 taxes..........................................      --        --       (9.2)
                                                 --------  --------  --------
Net income (loss)...............................    813.0    (291.3)    250.7
Adjustment to exclude the effect of GM purchase
 accounting.....................................     16.9      21.0      21.0
Preferred stock dividends.......................    (97.0)    (50.9)      --
                                                 --------  --------  --------
Earnings (Loss) Used for Computation of
 Available Separate Consolidated Net Income
 (Loss)......................................... $  732.9  $ (321.2) $  271.7
                                                 ========  ========  ========

--------
Certain prior year amounts have been reclassified to conform to the 2000 presentation.

                         HUGHES ELECTRONICS CORPORATION



                             SELECTED SEGMENT DATA

                                                 Years Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                   (Dollars in Millions)
Direct-To-Home Broadcast
Total Revenues................................ $ 5,238.0  $ 3,785.0  $ 1,816.1
Operating Loss................................    (557.9)    (289.6)    (225.8)
EBITDA(1).....................................     (24.5)      22.4     (123.5)
Depreciation and Amortization.................     533.4      312.0      102.3
Segment Assets................................  10,473.4    9,056.6    2,190.4
Capital Expenditures..........................     913.5      516.9      230.8
Satellite Services
Total Revenues................................ $ 1,023.6  $   810.6  $   767.3
Operating Profit..............................     356.6      338.3      318.3
Operating Profit Margin.......................      34.8%      41.7%      41.5%
EBITDA(1)..................................... $   694.0  $   618.8  $   553.3
EBITDA Margin(1)..............................      67.8%      76.3%      72.1%
Depreciation and Amortization................. $   337.4  $   280.5  $   235.0
Segment Assets................................   6,178.4    5,984.7    5,890.5
Capital Expenditures..........................     449.5      956.4      921.7
Network Systems
Total Revenues................................ $ 1,409.8  $ 1,384.7  $ 1,076.7
Operating Profit (Loss).......................     (63.5)    (234.1)       7.1
EBITDA(1).....................................       0.1     (156.7)      74.0
Depreciation and Amortization.................      63.6       77.4       66.9
Segment Assets................................   1,789.9    1,167.3    1,299.0
Capital Expenditures..........................     369.5      175.0       40.0
Eliminations and Other
Total Revenues................................ $  (383.8) $  (420.0) $  (179.5)
Operating Loss................................     (89.3)    (229.1)    (140.7)
EBITDA(1).....................................     (75.6)    (220.1)    (131.8)
Depreciation and Amortization.................      13.7        9.0        8.9
Segment Assets................................     837.6    2,388.4    3,237.5
Capital Expenditures..........................     (16.4)      17.0      136.3
Total
Total Revenues................................ $ 7,287.6  $ 5,560.3  $ 3,480.6
Operating Loss................................    (354.1)    (414.5)     (41.1)
EBITDA(1).....................................     594.0      264.4      372.0
EBITDA Margin(1)..............................       8.2%       4.8%      10.7%
Depreciation and Amortization................. $   948.1  $   678.9  $   413.1
Total Assets..................................  19,279.3   18,597.0   12,617.4
Capital Expenditures..........................   1,716.1    1,665.3    1,328.8

--------
Certain prior year amounts have been reclassified to conform to the 2000 presentation.

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

                        HUGHES ELECTRONICS CORPORATION



   This Annual Report may contain certain statements that Hughes believes are, or may be considered to be, "forward-looking statements," within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause Hughes' actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal important risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, ability to obtain export licenses, competition, ability to achieve cost reductions, ability to timely perform material contracts, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, ability of customers to obtain financing, Hughes' ability to access capital to maintain its financial flexibility and the effects of any strategic transactions involving Hughes that GM may enter into as noted below.

   Additionally, the in-orbit satellites of Hughes and its 81% owned subsidiary, PanAmSat Corporation, are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of Hughes' businesses. With respect to both in-orbit and launch problems, insurance carried by Hughes and PanAmSat generally does not compensate for business interruption or loss of future revenues or customers. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by these anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers.

   Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and Hughes undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

   Due to rapid consolidation in the media and telecommunications industries, General Motors Corporation ("GM"), which is the parent company of Hughes, has announced that it is now considering alternative strategic transactions involving Hughes and other participants in those industries. Any such transaction might involve the separation of Hughes from GM. GM's objective in this effort is to maximize the enterprise value of Hughes for the long-term benefit of the holders of GM's Class H common stock and GM $1 2/3 par value common stock through a structure that maintains the financial strength of GM. No assurance can be given that any transaction will be agreed upon with any party or that other conditions, including any stockholder or regulatory approvals will be satisfied.

   On June 6, 2000, the GM Board declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. As a result, the numbers of shares of GM Class H common stock presented for all periods have been adjusted to reflect the stock split, unless otherwise noted.

                        HUGHES ELECTRONICS CORPORATION



General

 Business Overview

   The continuing operations of Hughes are comprised of the following segments: Direct-To-Home Broadcast, Satellite Services and Network Systems. The satellite systems manufacturing businesses ("Satellite Businesses"), which Hughes sold to The Boeing Company ("Boeing") on October 6, 2000, are reported as discontinued operations for all years presented. This transaction is discussed more fully below in "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures."

   The Direct-To-Home Broadcast segment consists primarily of the United States and Latin America DIRECTV businesses, which provide digital multi-channel entertainment services. The DIRECTV U.S. operations were significantly affected during 1999 with Hughes' acquisition of the direct broadcast satellite medium-power business of PRIMESTAR in April 1999 and Hughes' acquisition of United States Satellite Broadcasting Company, Inc. ("USSB"), a provider of premium subscription programming services, in May 1999. DIRECTV transitioned a total of about 1.5 million of the 2.3 million PRIMESTAR subscribers acquired through the shut-down of the business at September 30, 2000. As a result of the USSB acquisition, Hughes acquired the rights to distribute 25 channels of video programming, including premium networks such as HBO(R), Showtime(R), Cinemax(R) and The Movie Channel(R), which are now being offered to DIRECTV's subscribers. The results of operations for PRIMESTAR and USSB have been included in Hughes' financial information since their dates of acquisition. See Note 17 to the consolidated financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," below, for further discussion of these transactions.

   In the fourth quarter of 1999, DIRECTV U.S. began providing local broadcast network services to its subscribers and as of December 31, 2000 was offering those services in 41 U.S. markets representing over 60 million households or 60% of television households.

   The Latin America DIRECTV businesses are comprised of DIRECTV Latin America, LLC ("DLA"), Hughes' 77.8% owned subsidiary that provides DIRECTV services in Latin America and the Caribbean Basin; SurFin Ltd. ("SurFin"), a company 75% owned by Hughes, that provides financing of subscriber receiver equipment to certain DLA operating companies; Grupo Galaxy Mexicana, S.R.L. de C.V. ("GGM"), the exclusive distributor of DIRECTV in Mexico, which was acquired by Hughes in February 1999; and Galaxy Brasil, Ltda. ("GLB"), the exclusive distributor of DIRECTV in Brazil, which was acquired by DLA in July 1999. The results of operations for SurFin, GGM, and GLB have been included in Hughes' financial information since their dates of acquisition. See Note 17 to the consolidated financial statements and "Liquidity and Capital Resources-- Acquisitions, Investments and Divestitures," below, for further discussion of these transactions.

   Also included as part of the non-operating results of the Direct-To-Home Broadcast segment is DIRECTV Japan Management, Inc., DIRECTV Japan, Inc., and certain related companies (collectively "DIRECTV Japan"), Hughes affiliates that provided DIRECTV services in Japan. On March 1, 2000, Hughes announced that DIRECTV Japan's operations would be discontinued. DIRECTV Japan ceased broadcasting on September 30, 2000. See Note 17 to the consolidated financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," below, for further discussion.

   The Satellite Services segment consists of PanAmSat, Hughes' 81% owned subsidiary. PanAmSat provides satellite services to its customers primarily through long-term operating lease contracts for the full or partial use of satellite transponder capacity. During the first quarter of 2000, PanAmSat introduced NET-36(TM) to provide satellite-based Internet broadcast services. These services leverage PanAmSat's fleet of satellites to ensure that high-speed Internet subscribers receive digital and streaming media using PanAmSat satellites and servers while avoiding Internet congestion that would otherwise diminish video fidelity. PanAmSat expects to begin generating revenues from the service in 2001.

                        HUGHES ELECTRONICS CORPORATION



   The Network Systems segment consists of Hughes Network Systems ("HNS"), which is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV(TM) receiving equipment (set-top boxes and dishes). In the fourth quarter of 2000, HNS added two-way capabilities to its nationwide high-speed satellite Internet service, DirecPC(R). Offering "always-on" capability, the new two-way high-speed satellite service allows consumers, who have purchased the necessary hardware and service, to completely bypass the dial-up telephone network when accessing the Internet. In January 2000, Hughes announced the discontinuation of its mobile cellular and narrowband local loop product lines at HNS. As a result of this decision, HNS recorded a fourth quarter 1999 pre-tax charge to continuing operations of $272.1 million. The charge represents the write-off of receivables and inventories, licenses, software and equipment with no alternative use.

 Satellite Fleet

   Hughes had a fleet of 25 satellites, five owned by DIRECTV and 20 owned and operated by PanAmSat. Hughes' satellite fleet was expanded in the first quarter of 2000 with PanAmSat's launch and commencement of service of the Galaxy XR satellite for Alaska's General Communications, Inc., Disney and other customers. In the second quarter of 2000, PanAmSat commenced service of the Galaxy XI satellite, which provides expansion and backup services for PanAmSat's Galaxy(R) cable neighborhood customers, and successfully launched Galaxy IV-R, a replacement satellite for Galaxy IV. In the third quarter of 2000, PanAmSat successfully launched PAS-9, which delivers premium broadcast, Internet and data services throughout North and South America, the Caribbean and Europe. In the fourth quarter of 2000, PanAmSat successfully launched PAS-1R, which offers expanded and enhanced video and data broadcasting as well as broadband Internet services throughout the Americas, the Caribbean, Europe and Africa. Also during 2000, PanAmSat completed the planned retirement of its SBS-4 and SBS-5 satellites.

   PanAmSat expects to add additional satellites as part of its comprehensive satellite expansion and restoration plan. The additional satellites are intended to meet the expected demand for additional satellite capacity, replace capacity affected by satellite anomalies, and provide added backup to existing capacity. In connection with this plan, five satellites have been successfully launched, with an additional three satellites now under construction. Two of these satellites will be launched in 2001 and one in 2002.

   DIRECTV U.S.' 4S satellite, a high-power spot-beam satellite, is currently under construction and is expected to be launched in October 2001. DIRECTV expects to use DIRECTV 4S to provide additional capacity for new local channel service or other new services beginning in 2002. Also, the DIRECTV 5 satellite, a high-power satellite acquired from Tempo Satellite, Inc., is expected to be launched in mid-2001 as a replacement to DIRECTV 6, which will then serve as a back-up.

Results of Operations

2000 compared to 1999

 Overall

   Revenues. Revenues increased 31.1% to $7,287.6 million in 2000 compared with $5,560.3 million in 1999. The increased revenues resulted primarily from the Direct-To-Home Broadcast segment, which reported $1,453.0 million of higher revenues over 1999, and the Satellite Services segment, which reported $213.0 million of additional revenues from 1999. The higher revenues from the Direct-To-Home Broadcast segment resulted from the addition of about 2.3 million net new subscribers in the United States and Latin America since December 31, 1999 and added revenues from the PRIMESTAR By DIRECTV and premium channel services. The higher revenues from the Satellite Services segment resulted primarily from outright sales and sales-type lease transactions executed during 2000.

                        HUGHES ELECTRONICS CORPORATION



   Operating Costs and Expenses. Operating costs and expenses increased to $7,641.7 million in 2000 from $5,974.8 million in 1999. Broadcast programming and other costs increased by $773.8 million during 2000 due to higher costs at the Direct-To-Home Broadcast segment, resulting from the increase in subscribers and added costs for the premium channel services, and costs associated with the outright sales and sales-type leases at the Satellite Services segment. Costs of products sold decreased by $146.5 million in 2000 from 1999 mainly due to higher 1999 costs, which included a write-off of $91.5 million of inventory associated with the discontinuation of certain narrowband wireless product lines and the completion of several contracts at the Network Systems segment. Selling, general and administrative expenses increased by $770.4 million in 2000 from 1999 due primarily to higher marketing costs at the Direct-To-Home Broadcast segment resulting from increased subscriber growth in both the United States and Latin America, partially offset by a 1999 charge of $180.6 million at the Network Systems segment resulting from the write-off of receivables, licenses and equipment associated with the discontinuation of certain narrowband wireless product lines. Depreciation and amortization increased by $269.2 million in 2000 over 1999 due primarily to 1999 acquisitions, discussed more fully in "Liquidity and Capital Resources-- Acquisitions, Investments and Divestitures."

   EBITDA. EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles. Hughes management believes it is a meaningful measure of performance and is commonly used by other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

   EBITDA for 2000 was $594.0 million and EBITDA margin was 8.2%, compared to EBITDA of $264.4 million and EBITDA margin of 4.8% for 1999. The large change resulted from the Network Systems segment, which experienced slightly positive EBITDA in 2000 compared to a large negative EBITDA in 1999 due to the $272.1 million charge in 1999 associated with the discontinuation of certain narrowband wireless product lines; higher EBITDA at the Satellite Services segment due to the increased outright sales and sale-type lease activity; partially offset by the Direct-To-Home Broadcast segment's EBITDA loss in 2000 compared to positive EBITDA for 1999 that resulted from increased losses at DIRECTV Latin America. The higher EBITDA margin in 2000 was mainly attributable to the 1999 EBITDA margin being negatively affected by the charge for the discontinuation of certain narrowband wireless product lines. The EBITDA margin for 2000 was negatively affected by increased losses at the Direct-To-Home Broadcast segment and lower margins associated with the Satellite Service segment's outright sales and sales-type leases.

   Operating Loss. Hughes' operating loss was $354.1 million in 2000, compared to $414.5 million in 1999. This decrease resulted from the improvement in EBITDA, which more than offset increased depreciation and amortization expense.

   Interest Income and Expense. Interest income increased to $49.3 million in 2000 compared to $27.0 million in 1999 due to an increase in cash and cash equivalents that resulted from the sale of the Satellite Businesses. Interest expense increased to $218.2 million in 2000 from $122.7 million in 1999. This increase primarily resulted from higher average outstanding borrowings and a full year of interest expense associated with liabilities for above-market programming contracts assumed in the acquisitions of PRIMESTAR and USSB. Changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."

   Other, Net. Other, net increased to a net expense of $292.6 million in 2000 from a net expense of $149.8 million in 1999. The net expense in 2000 included $164.2 million of equity method losses and $128.4 million of costs related to the exit of the DIRECTV Japan business, which is discussed below in

                        HUGHES ELECTRONICS CORPORATION


"Liquidity and Capital Resources--Acquisitions, Investments and Divestitures." The net expense for 1999 included $189.2 million of equity method losses offset by a gain of $39.4 million from the sale of Hughes Software Systems Private Limited ("HSS") securities. The change in equity method losses in 2000 compared to 1999 resulted from lower losses at DIRECTV Japan due to the shutdown of the business at September 30, 2000.

   Income Taxes. Hughes recognized a tax benefit of $406.1 million in 2000 compared to $236.9 million in 1999. The 2000 tax benefit reflects the tax benefit associated with the write-off of Hughes' historical investment in DIRECTV Japan and the higher pre-tax losses compared to 1999.

   Loss from Continuing Operations. Hughes reported a loss from continuing operations of $355.4 million in 2000, compared to $391.1 million in 1999.

   Discontinued Operations. Revenues for the Satellite Businesses decreased to $1,669.3 million in 2000 from $2,240.7 million in 1999. Revenues, excluding intercompany transactions, were $1,260.1 million in 2000 compared to $1,780.4 million in 1999. The 1999 results include a full year of revenues, while 2000 only includes revenues through October 6, 2000, the date of sale.

   The Satellite Businesses reported operating profit of $87.6 million in 2000 compared to $152.5 million in 1999. Operating profit, excluding intercompany transactions, amounted to $59.3 million in 2000 compared to $142.7 million in 1999. The 1999 results included a one-time pre-tax charge of $178.0 million before intercompany transactions and $125.0 million after intercompany transactions that resulted from increased development costs and schedule delays on several new product lines, a one-time pre-tax charge of $81.0 million resulting from the termination of a customer contract and decreased activity associated with ICO Global Communications (Operations) Ltd. ("ICO"), partially offset by a $154.6 million pre-tax gain related to the settlement of a patent infringement case. Additionally, the 1999 results include a full year of operating results, while 2000 only includes operating results through October 6, 2000, the date of sale.

   Income from discontinued operations, net of taxes, was $36.1 million in 2000 compared to $99.8 million in 1999.

   Accounting Change. In September 1999, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue 99-10 ("EITF 99-10"), Percentage Used to Determine the Amount of Equity Method Losses. EITF 99-10 addresses the percentage of ownership that should be used to compute equity method losses when the investment has been reduced to zero and the investor holds other securities of the investee. EITF 99-10 requires that equity method losses should not be recognized solely on the percentage of common stock owned; rather, an entity-wide approach should be adopted. Under such an approach, equity method losses must be recognized based on the ownership level that includes other equity securities (e.g., preferred stock) and loans/advances to the investee or based on the change in the investor's claim on the investee's book value. Hughes adopted EITF 99-10 during the third quarter of 1999 which resulted in Hughes recording a higher percentage of DIRECTV Japan's losses subsequent to the effective date of September 23, 1999. The unfavorable impact of adopting EITF 99-10 was $39.0 million after-tax.

 Direct-To-Home Broadcast Segment

   Direct-To-Home Broadcast segment revenues increased 38.4% to $5,238.0 million in 2000 from $3,785.0 million in 1999. The Direct-To-Home Broadcast segment had negative EBITDA of $24.5 million in 2000 compared with positive EBITDA of $22.4 million in 1999. The operating loss for the segment increased to $557.9 million in 2000 from $289.6 million in 1999.

   United States. The DIRECTV U.S. businesses were the biggest contributors to the segment's revenue growth with revenues of $4,694 million in 2000, a 38% increase over 1999 revenues of $3,405 million. The large increase in revenues resulted primarily from an increased number of DIRECTV subscribers and added revenues from PRIMESTAR By DIRECTV and premium channel services. As of December 31, 2000, high-power

                        HUGHES ELECTRONICS CORPORATION


DIRECTV subscribers totaled approximately 9.5 million compared to about 6.7 million at December 31, 1999. In addition to the high-power subscribers, there were also 1.3 million PRIMESTAR By DIRECTV medium-power subscribers at December 31, 1999. The large increase in high-power subscribers resulted from the addition of about 1.8 million net new subscribers to the DIRECTV service in 2000, a 14% growth rate over the 1.6 million net new subscribers added in 1999, and the conversion of about 1 million PRIMESTAR By DIRECTV medium-power subscribers to the high-power DIRECTV service in 2000. DIRECTV shut down the PRIMESTAR By DIRECTV medium-power service on September 30, 2000. Average monthly programming revenue per subscriber for the high-power business was $59 and $58 at December 31, 2000 and 1999, respectively.

   EBITDA was $151 million in 2000 compared to $150 million in 1999. The operating loss in 2000 for the DIRECTV U.S. businesses was $244 million compared to $99 million in 1999. The slight increase in EBITDA was due to the increased revenues discussed above offset by increased subscriber acquisition and programming costs associated with the record subscriber growth. The increased operating loss was principally due to increased amortization of goodwill and intangibles that resulted from the PRIMESTAR and USSB acquisitions.

   Latin America. Revenues for the Latin America DIRECTV businesses increased 72% to $541 million in 2000 from $315 million in 1999. The increase in revenues reflects an increase in subscribers and the consolidation of the GLB business. Subscribers grew to 1.3 million at December 31, 2000 compared to
0.8 million in 1999. Latin America DIRECTV added 501,000 net new subscribers in 2000, a 56.6% increase over the 320,000 net new subscribers added in 1999. Average monthly programming revenue per subscriber was $36 for 2000 and 1999.

   EBITDA was a negative $171 million in 2000 compared to negative EDITDA of $106 million in 1999. The change in EBITDA resulted primarily from a full year of GLB losses in 2000 and higher marketing costs associated with the record subscriber growth, partially offset by the increased revenues discussed above. The Latin America DIRECTV businesses incurred an operating loss of $309 million in 2000 compared to an operating loss of $169 million in 1999. The increased operating loss resulted from the decline in EBITDA and higher depreciation of fixed assets and a full year of goodwill amortization that resulted from the GLB transaction.

 Satellite Services Segment

   Revenues for the Satellite Services segment in 2000 increased 26.3% to $1,023.6 million from $810.6 million in 1999. This increase was primarily due to increased revenues associated with outright sales and sales-type lease transactions executed during 2000. Revenues associated with outright sales and sales-type leases of transponders were $243.3 million for 2000 as compared to $23.1 million for 1999. Revenues from operating leases of transponders, satellite services and other were 76.2% of total 2000 revenues and decreased by 0.9% to $780.3 million from $787.5 million in 1999.

   EBITDA in 2000 was $694.0 million, a 12.2% increase over EBITDA of $618.8 million in 1999. The higher EBITDA was due to the increased revenues discussed above, partially offset by an increase in direct operating and selling, general and administrative expenses that resulted from the continued satellite fleet expansion and costs associated with the NET-36 initiative. EBITDA margin for 2000 was 67.8% compared to 76.3% in 1999. The decline in EBITDA margin was due to lower margins associated with the increased outright sales and sales-type lease transactions and the higher direct operating and selling, general and administrative expenses. Excluding the outright sales and sales-type lease transactions, EBITDA for 2000 was $536.5 million or 68.8% of corresponding revenues. Operating profit was $356.6 million for 2000, an increase of $18.3 million over 1999. The higher operating profit resulted from the increase in EBITDA partially offset by higher depreciation expense related to additional satellites placed into service since 1999.

   Backlog for the Satellite Services segment, which consists primarily of operating leases on satellite transponders, was about $6.0 billion in 2000 compared to about $6.1 billion in 1999.

                        HUGHES ELECTRONICS CORPORATION



 Network Systems Segment

   Revenues for the Network Systems segment increased 1.8% to $1,409.8 million in 2000 from $1,384.7 million in 1999. The increase in revenues primarily resulted from greater shipments of DIRECTV receiver equipment, which totaled about 3.0 million units in 2000, compared to about 2.1 million units in 1999. This increase in revenues was partially offset by lower revenues from the discontinuation of certain narrowband wireless product lines and lower manufacturing subsidies on DIRECTV receiver equipment.

   The Network Systems segment reported EBITDA of $0.1 million for 2000 compared to negative EBITDA of $156.7 million in 1999. The Network Systems segment had an operating loss of $63.5 million in 2000 compared to $234.1 million in 1999. The 1999 results included a $272.1 million charge for the discontinuation of certain narrowband wireless product lines. Excluding this charge, the Network Systems segment recorded 1999 EBITDA of $115.4 million and operating profit of $38.0 million. The change in EBITDA and operating results in 2000 from 1999, excluding the $272.1 million charge, resulted from the lower manufacturing subsidies and increased costs associated with the upcoming launch of new DirecPC services, including AOL Plus Powered by DirecPC.

   Backlog for the Network Systems segment, which consists primarily of private business networks and satellite-based mobile telephony equipment orders, was about $1.2 billion in 2000 compared to about $1.0 billion in 1999.

 Eliminations and Other

   The elimination of revenues decreased to $383.8 million in 2000 from $420.0 million in 1999 due primarily to the termination of manufacturing subsidies paid by DIRECTV to HNS during the third quarter of 2000 and decreased intercompany revenues due to the sale of Hughes' Satellite Businesses.

   Operating losses from "eliminations and other" decreased to $89.3 million in 2000 from $229.1 million in 1999 due primarily to decreased corporate expenditures, primarily for employee benefits, and lower margins on intercompany sales.

1999 compared to 1998

 Overall

   Revenues. Revenues increased 59.8% to $5,560.3 million in 1999 from $3,480.6 million in 1998. The Direct-To-Home Broadcast segment was the primary contributor to the increase in revenues resulting from record subscriber growth in both the U.S. and Latin America DIRECTV businesses and from additional revenues for the U.S. DIRECTV businesses from the PRIMESTAR and USSB acquisitions. Also contributing to the increase in revenues were increased sales of DIRECTV receiver equipment at the Network Systems segment.

   Operating Costs and Expenses. Operating costs and expenses increased to $5,974.8 million in 1999 from $3,521.7 million in 1998. Broadcast programming and other costs increased $827.6 million during 1999 due primarily to the added costs for the PRIMESTAR By DIRECTV and premium channel services. Cost of products sold increased $343.6 million in 1999 from 1998 due to the increased sales of DIRECTV receiver equipment discussed above and the write-off of $91.5 million of inventory associated with the discontinued wireless product lines at the Network Systems segment. Selling, general and administrative expenses increased by $1,016.1 million in 1999 from 1998 due primarily to increased costs at the Direct-To-Home Broadcast segment for subscriber acquisition costs and added costs for the PRIMESTAR By DIRECTV business and a charge of $180.6 million at the Network Systems segment resulting from the write-off of receivables, licenses and equipment associated with the discontinued wireless product lines. Depreciation and amortization increased

                        HUGHES ELECTRONICS CORPORATION


$265.8 million in 1999 over 1998 due primarily to added goodwill, intangibles and property, plant and equipment resulting from acquisitions and additions to PanAmSat's satellite fleet.

   EBITDA decreased to $264.4 million in 1999 from $372.0 million in 1998. The decrease was attributable to charges incurred at the Network Systems segment which included the $272.1 million charge related to the discontinued wireless product lines and a provision of $34.5 million for estimated losses associated with the bankruptcy filings of two Network Systems segment customers. These declines were offset by an increase in EBITDA of $145.9 million at the Direct-To-Home Broadcast segment and $65.5 million at the Satellite Services segment.

   Operating Loss. Hughes' operating loss was $414.5 million in 1999 compared to $41.1 million in 1998. The increased operating loss resulted from the decrease in EBITDA, discussed above, and higher depreciation and amortization at the Direct-To-Home Broadcast segment resulting primarily from goodwill from recent acquisitions.

   Interest Income and Expense. Interest income decreased to $27.0 million in 1999 compared to $112.3 million in 1998. This change resulted from a decline in cash and cash equivalents. Interest expense increased to $122.7 million in 1999 from $17.5 million in 1998. The increase in interest expense resulted from an increase in debt and interest associated with liabilities for above-market programming contracts assumed in the acquisitions of PRIMESTAR and USSB. The changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."

   Other, Net. Other, net declined to a net expense of $149.8 million in 1999 from a net expense of $156.9 million in 1998. Other, net for 1999 included losses from equity method investments of $189.2 million of which $134.9 million related to DIRECTV Japan, offset by the gain of $39.4 million from the sale of securities in the HSS initial public offering. Other, net for 1998 included losses from equity method investments of $128.3 million, of which $83.2 million related to DIRECTV Japan, and a write-down of about $35.7 million for investments in two companies that filed for bankruptcy.

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

   Discontinued Operations. Revenues for the Satellite Businesses decreased to $2,240.7 million for 1999 from revenues of $2,820.4 million for 1998. Revenues, excluding intercompany transactions, were $1,780.4 million for 1999 and $2,483.3 million for 1998. The decrease in revenues was principally due to contract revenue adjustments and delayed revenue recognition that resulted from increased development costs and schedule delays on several new product lines and decreased activity associated with the contract with ICO.

   The Satellite Businesses reported an operating profit of $152.5 million for 1999 compared to operating profit of $285.0 million for 1998. The reported operating profit, excluding intercompany transactions, amounted to $142.7 million for 1999 compared to operating profit of $294.0 million for 1998. The 1999 operating profit included a pre-tax charge of $125.0 million, after intercompany transactions, that resulted from increased development costs and schedule delays on several new product lines, a one-time pre-tax charge of $81.0 million resulting from the termination of a customer contract and decreased activity associated with a contract with ICO, partially offset by a $154.6 million pre-tax gain related to the settlement of a patent infringement case.

                        HUGHES ELECTRONICS CORPORATION



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

   Accounting Change. In 1998, Hughes adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 required that all start-up costs previously capitalized be written off and recognized as a cumulative effect of accounting change, net of taxes, as of the beginning of the year of adoption. On a prospective basis, these types of costs are required to be expensed as incurred. The unfavorable cumulative effect of this accounting change at January 1, 1998 was $9.2 million after-tax.

 Direct-To-Home Broadcast Segment

   Revenues for the Direct-To-Home Broadcast segment more than doubled to $3,785.0 million in 1999 from $1,816.1 million in 1998. Operating losses increased to $289.6 million in 1999 from $225.8 million in 1998 while EBITDA increased to $22.4 million in 1999 from negative $123.5 million in 1998.

   United States. The DIRECTV U.S. businesses reported revenues of $3,405 million in 1999, more than twice the reported revenues of $1,604 million in 1998. The increase in revenues resulted from an increase in subscribers for the high-power business and added revenues from PRIMESTAR By DIRECTV and premium channel services. Subscribers for the high-power DIRECTV business increased by 2.2 million subscribers (1.6 million excluding PRIMESTAR conversions and incremental subscribers from USSB) during 1999 to 6.7 million subscribers at the end of 1999. Including PRIMESTAR By DIRECTV subscribers there were over 8 million subscribers at the end of 1999. Average monthly revenue per subscriber for the high-power business increased to $58 at December 31, 1999 from $46 at December 31, 1998. This increase resulted primarily from the addition of the premium channel services in April 1999.

   EBITDA was $150 million in 1999 compared to negative $18 million in 1998. The change in EBITDA resulted from the increased revenues that were partially offset by increased subscriber acquisition costs and added operating costs from the PRIMESTAR By DIRECTV and premium channel services. The DIRECTV U.S. businesses reported an operating loss of $99 million in 1999 compared to $100 million in 1998. The decreased operating loss resulted from increased EBITDA which was generally offset by increased depreciation and amortization that resulted from the PRIMESTAR and USSB acquisitions.

   Latin America. Revenues for the Latin America DIRECTV businesses increased 82% to $315 million in 1999 from $173 million in 1998. The increase in revenues reflects an increase in subscribers and the consolidation of the GGM, GLB and SurFin businesses. Subscribers grew to 0.8 million at the end of 1999 from 0.5 million at the end of 1998. Average monthly revenue per subscriber decreased to $36 in 1999 from $41 in 1998. The decline in average revenue per subscriber resulted from currency devaluations in Brazil.

   EBITDA was negative $106 million in 1999 compared to negative $93 million in 1998. The change in EBITDA resulted primarily from additional losses from the consolidation of GGM and GLB. The Latin America DIRECTV businesses incurred an operating loss of $169 million in 1999 compared to $113 million in 1998. The increased operating loss resulted from the decline in EBITDA and higher depreciation and amortization that resulted from the GGM, GLB and SurFin transactions.

                        HUGHES ELECTRONICS CORPORATION



 Satellite Services Segment

   Revenues for the Satellite Services segment increased to $810.6 million in 1999 from $767.3 million in 1998. This increase was primarily due to increased operating lease revenues, partially offset by a decrease in sales and sales-type lease revenues. Operating lease revenues, which reflect long-term satellite service agreements from which PanAmSat derives revenues over the duration of the contract, were 97.2% of total 1999 revenues and increased by 6.9% to $787.5 million from $736.7 million in 1998. Total sales and sales-type lease revenues were $23.1 million for 1999 compared to $30.6 million for 1998.

   EBITDA was $618.8 million in 1999 compared to $553.3 million in 1998. The increase was principally due to higher revenue that resulted from the commencement of new service agreements on additional satellites placed into service in 1999 and lower leaseback expense resulting from the exercise of certain early buy-out opportunities under sale-leaseback agreements during 1999. Operating profit was $338.3 million in 1999, an increase of $20.0 million over 1998. The increase resulted from the higher EBITDA in 1999 offset by increased depreciation expense resulting from increased capital from additions to the satellite fleet.

   Backlog for the Satellite Services segment, which consists primarily of operating leases on satellite transponders, was about $6.1 billion in 1999 compared to about $6.3 billion in 1998.

 Network Systems Segment

   Revenues for the Network Systems segment increased 28.6% to $1,384.7 million in 1999 from $1,076.7 million in 1998. The higher revenues resulted from greater shipments of DIRECTV receiver equipment. Shipments of DIRECTV receiver equipment totaled about 2.1 million units in 1999 compared to about
0.7 million units in 1998.

   The Network Systems segment reported negative EBITDA of $156.7 million in 1999 compared to EBITDA of $74.0 million in 1998. The Network Systems segment incurred an operating loss of $234.1 million in 1999 compared to operating profit of $7.1 million in 1998. The decline in EBITDA and operating profit resulted from the $272.1 million charge related to the discontinuation of the wireless product lines, offset in part by the increased sales of DIRECTV receiver equipment.

   Backlog for the Network Systems segment, which consists primarily of private business networks and satellite-based mobile telephony equipment orders, was about $1.0 billion in 1999 compared to about $1.3 billion in 1998.

 Eliminations and Other

   The elimination of revenues increased to $420.0 million in 1999 from $179.5 million in 1998 due primarily to increased manufacturing subsidies received by the Network Systems segment from the DIRECTV businesses which resulted from the increased DIRECTV receiver equipment shipments.

   Operating losses for "eliminations and other" increased to $229.1 million in 1999 from $140.7 million in 1998. The increase was primarily due to increases in eliminations of intercompany profit and corporate expenditures. The increased intercompany profit elimination resulted from the increased intercompany sales noted above and increased corporate expenditures resulted primarily from higher pension and other employee costs.

Liquidity and Capital Resources

   Cash and cash equivalents were $1,508.1 million at December 31, 2000 compared to $238.2 million at December 31, 1999. The increase in cash resulted primarily from cash proceeds received from the sale of the Satellite Businesses, partially offset by cash used for capital expenditures and the repayment of debt.

                        HUGHES ELECTRONICS CORPORATION



   Cash provided by operating activities was $1,090.7 million in 2000 compared to $379.5 million in 1999 and $612.1 million in 1998. The change in 2000 compared from 1999 resulted from $552.7 million of lower cash requirements for the change in operating assets and liabilities and a $158.5 million of higher income from continuing operations excluding non-cash adjustments, such as depreciation and amortization, equity losses on unconsolidated subsidiaries and the loss resulting from the discontinuation of the wireless product lines. The change in 1999 from 1998 resulted primarily from increased cash requirements for working capital, offset by increased income from continuing operations excluding non-cash adjustments.

   Cash provided by (used in) investing activities was $2,210.8 million in 2000 compared to $(3,941.8) million in 1999 and $(2,128.5) million in 1998.
The increase in 2000 from 1999 reflects the proceeds received from the sale of the Satellite Businesses and a decrease in investment in companies, compared to 1999. The decrease in 1999 from 1998 reflects the higher investment in companies primarily related to the acquisitions of PRIMESTAR and the related Tempo Satellite assets, USSB, SurFin, GGM and GLB. The 1999 decrease is also due to investments in DIRECTV Japan convertible bonds, the early buy-out of satellite sale-leasebacks at PanAmSat and increased expenditures for property, compared to 1998.

   Cash provided by (used in) financing activities was $(849.6) million in 2000 compared to $2,577.5 million in 1999 and $(63.6) million in 1998. Financing activities in 2000 reflect the repayment of debt and payment of preferred stock dividends to GM. Financing activities in 1999 reflect increased borrowings and proceeds from the issuance of preferred stock. Financing activities in 1998 include the payment to GM for the post-closing price adjustment stemming from the transfer of Delco Electronics Corporation to GM in 1997, offset by net long-term borrowings.

   Cash provided by (used in) discontinued operations was $(1,182.0) million in 2000 compared to $(119.0) million in 1999 and $138.3 million in 1998. The increase in cash used in 2000 from 1999 was primarily due to $1.1 billion of taxes associated with the sale of the Satellite Businesses. The decrease in 1999 from 1998 was due to increased working capital requirements, increased development costs, the termination of a customer contract and decreased activity associated with the ICO contract.

   Liquidity Measurement. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at December 31, 2000 and 1999 was
1.54 and 1.46, respectively. Working capital increased by $246.9 million to $1,462.8 million at December 31, 2000 from $1,215.9 million at December 31, 1999. The change in working capital resulted primarily from about $2.8 billion of after-tax proceeds received from the sale of the Satellite Businesses, partially offset by the repayment of about $0.8 billion of net borrowings and $1.7 billion of capital expenditures for property and satellites.

   Property and Satellites. Property, net of accumulated depreciation, increased $484.8 million to $1,707.8 million in 2000 from $1,223.0 million in 1999. The increase in property resulted primarily from capital expenditures of about $939.0 million, partially offset by depreciation. The increase in capital expenditures for property of $432.6 million in 2000 over 1999 was primarily due to an increase in subscriber leased DIRECTV receiver equipment used for the conversion of PRIMESTAR subscribers and to support subscriber growth in Latin America. Satellites, net of accumulated depreciation, increased $322.7 million to $4,230.0 million in 2000 from $3,907.3 million in 1999. The increase in satellites resulted primarily from capital expenditures of $777.1 million for the construction of satellites, mostly offset by depreciation of $299.3 million and a write-off of $128.3 million resulting from the failure of PanAmSat's Galaxy VII satellite, which was fully insured. Satellite capital expenditures in 1999 included $789.4 million for the construction of satellites and $369.5 million for the early buy-out of satellite sale-leasebacks. Total capital expenditures increased to $1,716.1 million in 2000 from $1,665.3 million in 1999.

                        HUGHES ELECTRONICS CORPORATION



   Common Stock Dividend Policy and Use of Cash. Dividends may be paid on the GM Class H common stock only when, as, and if declared by GM's Board of Directors in its sole discretion. As of December 31, 2000, the amount available for the payment of dividends by GM to holders of GM Class H common stock was $19.7 billion.

   The GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Class H common stock. Similarly, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes. Hughes expects to have cash requirements in 2001 of about $2.6 billion primarily due to capital expenditures for satellites and property and planned increases in subscriber acquisition costs for the Direct-To-Home businesses. In addition, Hughes expects to increase its investment in affiliated companies. These cash requirements are expected to be funded from a combination of existing cash balances, cash provided from operations, amounts available under credit facilities, and additional borrowings and equity offerings, as needed.

   Debt and Credit Facilities, General. Hughes utilized a portion of the proceeds from the sale of its Satellite Businesses to repay about $1.8 billion of outstanding debt in the fourth quarter of 2000. The outstanding debt balances that were repaid consisted of $250.0 million under Hughes' 364-day facility, $339.4 million in commercial paper, $750.0 million under Hughes' multi-year facility and $500.0 million of floating rate notes.

   Notes Payable. In October 1999, Hughes issued $500.0 million of floating rate notes to a group of institutional investors in a private placement. The notes were repaid on October 23, 2000.

   PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for these notes as of December 31, 2000 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at $6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually.

   In July 1999, in connection with the early buy-out of satellite sale-leasebacks, PanAmSat assumed $124.1 million of variable rate notes of which $67.7 million was outstanding at December 31, 2000. The weighted average interest rate on the notes was 7.06% at December 31, 2000. The notes mature on various dates through January 2, 2002.

   Revolving Credit Facilities. As of December 31, 2000, Hughes had a $750.0 million multi-year unsecured revolving credit facility. Borrowings under the facility bear interest based on a spread to the then-prevailing London Interbank Offer Rate ("LIBOR"). The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002. The facility also provides backup capacity for Hughes' $1.0 billion commercial paper program. Commercial paper outstanding under the program bears interest at various rates, based on market rates prevailing at the time each commercial paper instrument is placed. No amounts were outstanding under the multi-year credit facility or commercial paper program at December 31, 2000.

   Throughout 2000 Hughes also had outstanding borrowings under a $350.0 million 364-day facility, which expired on November 22, 2000. Borrowings under the facility bore interest at various rates, based on a spread to then-prevailing LIBOR. In October 2000, Hughes repaid the outstanding borrowings under this facility. During 2000, Hughes had available a $500.0 million bridge facility that provided additional backup capacity for Hughes $1.0 billion commercial paper program. There were no outstanding borrowings on the bridge facility during 2000. In October 2000, Hughes elected to terminate the bridge facility, as provided for under the terms of the agreement.

   PanAmSat maintains a $500.0 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500.0 million commercial paper program. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus a spread based on PanAmSat's credit rating. The multi-year revolving

                        HUGHES ELECTRONICS CORPORATION


credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at December 31, 2000.

   At December 31, 2000, SurFin, had a total of $464.9 million outstanding under unsecured revolving credit facilities of $400.0 million and $150.0 million that expire in June 2002 and September 2003, respectively. Borrowings under the credit facilities bear interest at various rates based on LIBOR plus an indicated spread. The weighted average interest rate on these borrowings was 7.58% at December 31, 2000.

   Other short-term and long-term debt outstanding at December 31, 2000 included $19.4 million of notes bearing fixed rates of interest of 9.61% to 11.11% and $14.6 million of variable rate notes, bearing a weighted average interest rate of 11.87%. Principal on the fixed rate notes is payable in varying amounts at maturity from November 2001 to April 2007. Principal on the variable rate notes is payable in varying amounts at maturity in April and May 2002.

   On January 5, 2001, DLA entered into a $500 million revolving credit facility. This facility provides for a commitment through the earlier of eighteen months or the date of receipt of the cash proceeds from the issuance of any debt or equity security of DLA. Borrowings under the credit facility bear interest at a rate based on LIBOR plus an indicated spread. As of March 5, 2001, DLA had $333 million outstanding under the revolving credit facility.

   Hughes has filed a shelf registration statement with the Securities and Exchange Commission with respect to an issuance of up to $2.0 billion of debt securities from time to time. No amounts have been issued as of December 31, 2000.

   Acquisitions, Investments and Divestitures. Acquisitions and Investments. On January 1, 2001, DLA acquired from Bavaria S.A. an additional 14.2% ownership interest in Galaxy Entretenimiento de Colombia ("GEC"), a DLA local operating company located in Colombia. As a result of the transaction, Hughes' ownership interest in GEC increased from 44.2% to 55.2%. The purchase price consisted of prior capital contributions of $4.4 million made by DLA during 2000 on behalf of Bavaria S.A. The increased ownership in GEC will result in its consolidation from January 1, 2001.

   On December 21, 2000, Hughes entered into an agreement and plan of merger with Telocity Delaware, Inc. ("Telocity") under which Hughes has agreed to acquire all outstanding shares of Telocity at a price of $2.15 per share in cash for a total purchase price of $177 million, and has agreed to provide Telocity with up to $20 million of interim financing. The transaction is expected to be completed during the second quarter of 2001.

   In April 2000, DLA acquired a 37.5% ownership interest in GEC from Carvajal S.A. that increased Hughes' ownership interest from 15% to 44.2%. The purchase price consisted of $6.7 million in cash and notes payable.

   On July 28, 1999, DLA acquired GLB, the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap also sold its 10% equity interest in DLA to Hughes and Darlene Investments, LLC, which increased Hughes' ownership interest in DLA to 77.8%. As part of the transaction, Hughes also increased its ownership interest in SurFin from 59.1% to 75%. The total consideration paid in the transactions amounted to approximately $101.1 million.

   On May 20, 1999, Hughes acquired by merger all of the outstanding capital stock of USSB, a provider of premium subscription television programming via the digital broadcasting system that it shared with DIRECTV. The total consideration of approximately $1.6 billion paid in July 1999, consisted of approximately $0.4 billion in cash and 22.6 million shares of GM Class H common stock (prior to giving effect to the stock split during 2000).

   On April 28, 1999, Hughes completed the acquisition of PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock (prior to giving effect to the stock split during 2000), for a total purchase

                        HUGHES ELECTRONICS CORPORATION


price of $1.3 billion. As part of the acquisition of PRIMESTAR, Hughes also purchased the high-power satellite assets, which consisted of an in-orbit satellite and a satellite that had not yet been launched, and related orbital frequencies of Tempo Satellite Inc., a wholly-owned subsidiary of TCI Satellite Entertainment Inc., for $500 million in cash.

   Hughes agreed, in connection with its acquisition of PRIMESTAR, to exit the medium-power business prior to May 1, 2001. Hughes formulated a detailed exit plan during the second quarter of 1999 and immediately began to migrate the medium-power customers to DIRECTV's high-power platform. Accordingly, Hughes accrued exit costs of $150 million in determining the purchase price allocated to the net assets acquired. The principal components of such exit costs include penalties to terminate assumed contracts and costs to remove medium-power equipment from customer premises. Since DIRECTV's acquisition of PRIMESTAR, DIRECTV converted a total of approximately 1.5 million customers to its high power service. The PRIMESTAR By DIRECTV service ceased operations, as planned, on September 30, 2000. The amount of accrued exit costs remaining at December 31, 2000 and 1999 was $25.9 million and $123.9 million, respectively, which primarily represents the remaining obligation on certain contracts.

   In February 1999, Hughes acquired an additional ownership interest in GGM, a Latin America local operating company which is the exclusive distributor of DIRECTV in Mexico, from Grupo MVS, S.R.L. de C.V. ("Grupo MVS"). As a result, Hughes' equity ownership represents 49% of the voting equity and all of the non-voting equity of GGM. In October 1998, Hughes acquired from Grupo MVS an additional 10% interest in DLA, increasing Hughes' ownership interest to 70%. Hughes also acquired an additional 19.8% interest in SurFin, a company providing financing of subscriber receiver equipment for certain local operating companies located in Latin America and Mexico, increasing Hughes' ownership percentage from 39.3% to 59.1%. The aggregate purchase price for these transactions was $197.0 million in cash.

   The financial information included herein reflect the acquisitions discussed above from their respective dates of acquisition. The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in a goodwill addition of $3,612.4 million for the year ended December 31, 1999.

   Divestitures. On October 6, 2000, Hughes completed the sale of its Satellite Businesses for $3.75 billion in cash, plus the estimated book value of the closing net assets of the businesses sold in excess of a target amount. The transaction resulted in the recognition of a pre-tax gain of $2,036.0 million, or $1,132.3 million after-tax. The purchase price is subject to adjustment based upon the final closing net assets and is discussed in Note 20 to the consolidated financial statements.

   In a separate, but related transaction, Hughes also sold to Boeing its 50% interest in HRL Laboratories LLC ("HRL") for $38.5 million, which represented the net book value of HRL at October 6, 2000.

   During September 2000, Hughes Tele.com (India) Limited sold new common shares in a public offering in India. As a result of this transaction, Hughes' equity interest was reduced from 44.7% to 29.2%. Due to the nature of the transaction, Hughes recorded a $23.3 million increase in capital stock and additional paid-in capital.

   On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued. Pursuant to an agreement with Japan Digital Broadcasting Services Inc. (now named Sky Perfect Communications, Inc. or "Sky Perfect"), qualified subscribers to the DIRECTV Japan service were offered the opportunity to migrate to the Sky Perfect service, for which DIRECTV Japan was paid a commission for each subscriber who actually migrated and Hughes acquired a 6.6% interest in Sky Perfect. As a result, Hughes wrote-off its net investment in DIRECTV Japan of $164.6 million and accrued exit costs of $403.7 million and

                        HUGHES ELECTRONICS CORPORATION


involuntary termination benefits of $14.5 million. Accrued exit costs consist of claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. The write-off and accrual were partially offset by the difference between the cost of the Sky Perfect shares acquired and the estimated fair value of the shares ($428.8 million), as determined by an independent appraisal, and by $40.2 million for anticipated contributions from other DIRECTV Japan shareholders. The net effect of the transaction was a charge to "other, net" of $170.6 million at March 31, 2000.

   During 2000, $193.9 million and $8.3 million were paid related to accrued exit costs and involuntary termination benefits, respectively. During the second quarter of 2000, $62.4 million of payments were received from the other DIRECTV Japan shareholders, resulting in a credit adjustment of $22.2 million to "other, net". In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to "other, net" of $106.0 million. The adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and settlements of various contracts and claims. The amounts remaining for accrued exit costs and involuntary termination benefits were $103.2 million and $6.8 million, respectively, at December 31, 2000.

   DIRECTV Japan employed approximately 290 personnel as of March 31, 2000, of which 244 were terminated during the year. The remaining employees at December 31, 2000 will be terminated during the first half of 2001.

   In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of Hughes' interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. At December 31, 2000, the market value of Hughes' investment further declined to $159 million. Based on analysis of recent investment research regarding Sky Perfect, Hughes determined that a portion of the decline was "other than temporary," resulting in a charge to "other, net" and a write down of the investment of $86.0 million. The portion of the decline not considered "other than temporary," which amounted to $183.4 million, pre-tax, was recorded as a mark-to-market adjustment to other comprehensive income for the year ended December 31, 2000.

   On January 13, 2000, Hughes announced the discontinuation of its mobile cellular and narrowband local loop product lines at HNS. As a result of this decision, Hughes recorded a fourth quarter 1999 pre-tax charge to continuing operations of $272.1 million. The charge represents the write-off of receivables and inventories, licenses, software and equipment with no alternative use.

   New Accounting Standard. Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a hedge and the type of transaction. Adoption of these new accounting standards will result in an unfavorable cumulative effect of accounting change of approximately $8.7 million after-tax charge on January 1, 2001. This standard will have no impact on Hughes' consolidated cash flows.

                        HUGHES ELECTRONICS CORPORATION



Commitments and Contingencies

   In connection with the sale by Hughes of the Satellite Businesses to Boeing, it is possible that Hughes may be required to make a cash payment to Boeing as an adjustment to the purchase price based upon the terms of the stock purchase agreement. Although Hughes believes it has adequately provided for such an adjustment, the total amount of any such adjustment cannot be determined at this time. Additionally, as part of the sale, Hughes retained limited liability for certain possible fines and penalties and the financial consequences of debarment associated with potential criminal violations of U.S. export control laws, which are currently being investigated, related to the businesses now owned by Boeing, should such sanctions be imposed by either the Department of Justice or State Department against the Satellite Businesses. Hughes does not expect any sanctions imposed to have a material adverse effect on Hughes' operations or financial position.

   Hughes may be required to make a cash payment to, or may receive a cash payment from, Raytheon in connection with the merger of the defense electronics business of Hughes with Raytheon in 1997. The amount of any such cash payment to or from Raytheon, if any, is not determinable at this time.

   Hughes purchases in-orbit and launch insurance for its satellite fleet to mitigate the potential financial impact of in-orbit and launch failures. The insurance generally does not compensate for business interruption or loss of future revenues or customers. Certain of Hughes' insurance policies contain exclusions related to known anomalies and Hughes is self-insured for certain other satellites. The portion of the book value of satellites that were self-insured or with coverage exclusions amounted to $519.5 million at December 31, 2000.

   At December 31, 2000, minimum future commitments under noncancelable operating leases having lease terms in excess of one year are primarily for real property and aggregated $106.6 million, payable as follows: $29.9 million in 2001, $23.7 million in 2002, $17.8 million in 2003, $13.6 million in 2004,
$16.4 million in 2005 and $5.2 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease rental income, were $55.9 million in 2000, $58.5 million in 1999 and $82.7 million in 1998.

   Hughes is contingently liable under standby letters of credit and bonds in the amount of $59.1 million at December 31, 2000. In Hughes' past experience, no material claims have been made against these financial instruments. In addition, at December 31, 2000, Hughes has guaranteed up to $340.7 million of bank debt, including $85.0 million related to Motient Corporation. Of the bank debt guaranteed, $85.0 million matures in March 2003 and $55.4 million matures in September 2007. The remaining $200.3 million is related to DIRECTV Latin America and SurFin guarantees of non-consolidated local operating company debt and is due in variable amounts over the next five years.

   In connection with the direct-to-home broadcast businesses, Hughes has commitments related to certain programming agreements which are variable based upon the number of underlying subscribers and market penetration rates. Minimum payments over the terms of applicable contracts are anticipated to be approximately $1.3 billion.

   As part of a marketing agreement entered into with America Online, Inc. ("AOL") on June 21, 1999, Hughes committed to increase its sales and marketing expenditures over the next three years by approximately $1.5 billion relating to DirecPC(R)/AOL-Plus, DIRECTV(R), DIRECTV(TM)/AOL TV and DirecDuo(TM). At December 31, 2000, Hughes' remaining commitment under this agreement was approximately $1.1 billion.

   See Note 20 to the consolidated financial statements for further discussion of the above matters and various legal proceedings and claims that could be material, individually or in the aggregate, to Hughes' continuing operations or financial position.

                        HUGHES ELECTRONICS CORPORATION



Security Ratings

   Hughes' current long-term credit ratings are Baa2 and BBB-, with its short-term credit and commercial paper ratings at P-2 and A-3, as rated by Moody's Investor Services and Standard and Poor's Rating Services, respectively. On September 21, 2000, subsequent to the announcement that GM was exploring strategic alternatives involving Hughes, S&P re-affirmed its BBB- and A-3 debt ratings for Hughes and revised its outlook from positive to developing. Previously, in January 2000, subsequent to the announced sale of Hughes' Satellite Businesses, Moody's and S&P each affirmed their respective debt ratings for Hughes. At that time, Moody's maintained its negative outlook but ended its review for possible downgrade while S&P revised its outlook to positive from negative.

   Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due. With respect to Moody's, the Baa2 rating for senior debt indicates adequate likelihood of interest and principal payment and principal security. The P-2 short-term rating, the second highest rating available, indicates that the issuer has a strong ability for repayment relative to other issuers. For S&P, the BBB- rating indicates the issuer has adequate capacity to pay interest and repay principal. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

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

 Foreign Currency Risk

   Hughes generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore is exposed to fluctuations in foreign currency exchange rates. Hughes' objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, Hughes enters into foreign exchange contracts to mitigate risks associated with future foreign currency firm commitments. Foreign exchange contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. The impact of a hypothetical 10% adverse change in exchange rates on the fair values of foreign exchange contracts and foreign currency denominated assets and liabilities would be less than $3.5 million, net of taxes at both December 31, 2000 and December 31, 1999.

 Investments

   Hughes maintains investments in publicly-traded common stock of unaffiliated companies and is therefore subject to equity price risk. These investments are classified as available-for-sale and, consequently, are reflected in Hughes' consolidated balance sheets at fair value with unrealized gains or losses, net of taxes, recorded as part of accumulated other comprehensive income (loss), a separate component of stockholder's equity. Declines in market value that are judged to be "other than temporary" are charged to "other, net" in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss). At December 31, 2000, the fair values of the investments in such common stock were $973.9 million compared to $976.0 million at December 31, 1999. The investments were valued at the market closing prices at December 31, 2000. No actions have been taken by Hughes to hedge this market risk exposure. A 10% decline in the market price of these investments would cause the fair value of the investments in common stock to decrease by $97.4 million and $97.6 million at December 31, 2000 and 1999, respectively.

 Interest Rate Risk

   Hughes is subject to interest rate risk related to its outstanding debt of $1.3 billion at December 31, 2000 and $2.1 billion at December 31, 1999. As of December 31, 2000, debt consisted of PanAmSat's fixed-rate borrowings of $750.0 million, SurFin's variable rate borrowings of $464.9 million and various other floating and fixed rate borrowings. Hughes is subject to fluctuating interest rates which may adversely impact its results of operations and cash flows for its variable rate bank borrowings. Fluctuations in interest rates may also adversely effect the market value of Hughes' fixed-rate borrowings. At December 31, 2000, outstanding borrowings bore interest at rates ranging from 6.00% to 11.87%. The potential fair value loss resulting from a hypothetical 10% decrease in interest rates related to Hughes' outstanding debt would be approximately $25.4 million and $29.0 million at December 31, 2000 and 1999, respectively.

 Credit Risk

   Hughes is exposed to credit risk in the event of non-performance by the counterparties to its foreign exchange contracts. While Hughes believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   The information required by this section is included in Item 7.

                        HUGHES ELECTRONICS CORPORATION

                   RESPONSIBILITIES FOR FINANCIAL STATEMENTS

   The following consolidated financial statements of Hughes Electronics Corporation were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on judgments of management.

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

   Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of Hughes Electronics Corporation and issue reports thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management. The Independent Auditors' Report appears on page 32.

   The Board of Directors, through its Audit Committee, is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements and engaging the independent auditors. The Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 2000 provides reasonable assurance that the books and records reflect the transactions of the company and that established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

 /s/ Michael T. Smith               /s/ Roxanne S. Austin
 Michael T. Smith                   Roxanne S. Austin
 Chairman of the Board and Chief    Senior Vice President and Chief
 Executive Officer                  Financial Officer

                        HUGHES ELECTRONICS CORPORATION

                            AUDIT COMMITTEE REPORT

   The Audit Committee of the Hughes Electronics Corporation Board of Directors (the Committee) is composed of four independent directors and operates under a written charter adopted by the Board of Directors. The members of the Committee are T. E. Everhart (Chair), J. M. Cornelius, P. A. Lund, and A. C. Sikes. The Committee recommends to the Board of Directors the selection of Hughes' independent auditors.

   Management is responsible for internal control and the financial reporting process. The independent auditors are responsible for performing an independent audit of Hughes' consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to issue a report thereon. The Committee's responsibility is to monitor and oversee these processes.

   In this context, the Committee has met and held discussions with management and the independent auditors. Management represented to the Committee that Hughes' consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Committee has reviewed and discussed the audited consolidated financial statements with management and the independent auditors. The Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No.61 (Communication with Audit Committees).

   Hughes' independent auditors also provided to the Committee the written disclosures required by Independence Standards Board Standard No.1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent auditors that firm's independence.

   Based upon the Committee's discussions with management and the independent auditors and the Committee's review of the representation of management and the report of the independent auditors to the Committee, the Committee recommended that the Board of Directors include the audited consolidated financial statements in Hughes' Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

/s/ T. E. Everhart, Chair
/s/ J. M. Cornelius
/s/ P. A. Lund
/s/ A. C. Sikes

                        HUGHES ELECTRONICS CORPORATION

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Hughes Electronics Corporation:

   We have audited the accompanying Consolidated Balance Sheets of Hughes Electronics Corporation as of December 31, 2000 and 1999, and the related Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss), Consolidated Statements of Changes in Stockholder's Equity and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14. These financial statements and the financial statement schedule are the responsibility of Hughes Electronics Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the financial position of Hughes Electronics Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in Note 2 to the accompanying financial statements, effective January 1, 1998, Hughes Electronics Corporation changed its method of accounting for costs of start-up activities by adopting American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.

/s/ Deloitte & Touche LLP
_____________________________________
DELOITTE & TOUCHE LLP

Los Angeles, California
January 16, 2001

                         HUGHES ELECTRONICS CORPORATION

ITEM 8. Consolidated Financial Statements and Supplementary Data

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
               AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                    (Dollars in Millions)
Revenues
  Direct broadcast, leasing and other services..  $6,262.2  $4,550.8  $2,640.2
  Product sales.................................   1,025.4   1,009.5     840.4
                                                  --------  --------  --------
    Total Revenues..............................   7,287.6   5,560.3   3,480.6
                                                  --------  --------  --------
Operating Costs and Expenses
  Broadcast programming and other costs.........   2,812.8   2,039.0   1,211.4
  Cost of products sold.........................     815.1     961.6     618.0
  Selling, general and administrative expenses..   3,065.7   2,295.3   1,279.2
  Depreciation and amortization.................     948.1     678.9     413.1
                                                  --------  --------  --------
    Total Operating Costs and Expenses..........   7,641.7   5,974.8   3,521.7
                                                  --------  --------  --------
Operating Loss..................................    (354.1)   (414.5)    (41.1)
Interest income.................................      49.3      27.0     112.3
Interest expense................................    (218.2)   (122.7)    (17.5)
Other, net......................................    (292.6)   (149.8)   (156.9)
                                                  --------  --------  --------
Loss From Continuing Operations Before Income
 Taxes, Minority Interests and Cumulative Effect
 of Accounting Change...........................    (815.6)   (660.0)   (103.2)
Income tax benefit..............................    (406.1)   (236.9)   (142.3)
Minority interests in net losses of
 subsidiaries...................................      54.1      32.0      24.4
                                                  --------  --------  --------
Income (Loss) from continuing operations before
 cumulative effect of accounting change.........    (355.4)   (391.1)     63.5
Income from discontinued operations, net of
 taxes..........................................      36.1      99.8     196.4
Gain on sale of discontinued operations, net of
 taxes..........................................   1,132.3       --        --
                                                  --------  --------  --------
Income (Loss) before cumulative effect of
 accounting change..............................     813.0    (291.3)    259.9
Cumulative effect of accounting change, net of
 taxes..........................................       --        --       (9.2)
                                                  --------  --------  --------
Net Income (Loss)...............................     813.0    (291.3)    250.7
Adjustment to exclude the effect of GM purchase
 accounting ....................................      16.9      21.0      21.0
                                                  --------  --------  --------
Earnings (Loss) excluding the effect of GM
 purchase accounting adjustment.................     829.9    (270.3)    271.7
Preferred stock dividends.......................     (97.0)    (50.9)      --
                                                  --------  --------  --------
Earnings (Loss) Used for Computation of
 Available Separate Consolidated Net Income
 (Loss).........................................  $  732.9  $ (321.2) $  271.7
                                                  ========  ========  ========
Available Separate Consolidated Net Income
 (Loss).........................................
Average number of shares of General Motors Class
 H Common Stock outstanding (in millions)
 (Numerator)....................................     681.2     374.1     315.9
Average Class H dividend base (in millions)
 (Denominator)..................................   1,297.0   1,255.5   1,199.7
Available Separate Consolidated Net Income
 (Loss).........................................  $  384.9  $  (95.7) $   71.5
                                                  ========  ========  ========

--------
Reference should be made to the Notes to the Consolidated Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                              (Dollars in
                                                               Millions)

                         ASSETS
                         ------

Current Assets
  Cash and cash equivalents.............................. $ 1,508.1  $   238.2
  Accounts and notes receivable, net of allowances of
   $88.3 and $92.9.......................................   1,253.0      960.9
  Contracts in process...................................     186.0      155.8
  Inventories............................................     338.0      236.1
  Net assets of discontinued operations..................       --     1,224.6
  Deferred income taxes..................................      89.9      254.3
  Prepaid expenses and other.............................     778.7      788.1
                                                          ---------  ---------
      Total Current Assets...............................   4,153.7    3,858.0
Satellites, net..........................................   4,230.0    3,907.3
Property, net............................................   1,707.8    1,223.0
Net Investment in Sales-type Leases......................     221.1      146.1
Intangible Assets, net...................................   7,151.3    7,406.0
Investments and Other Assets.............................   1,815.4    2,056.6
                                                          ---------  ---------
      Total Assets....................................... $19,279.3  $18,597.0
                                                          =========  =========

          LIABILITIES AND STOCKHOLDER'S EQUITY
          ------------------------------------

Current Liabilities
  Accounts payable....................................... $ 1,224.2  $ 1,062.2
  Deferred revenues......................................     137.6      130.5
  Short-term borrowings and current portion of long-term
   debt..................................................      24.6      555.4
  Accrued liabilities and other..........................   1,304.5      894.0
                                                          ---------  ---------
      Total Current Liabilities..........................   2,690.9    2,642.1
                                                          ---------  ---------
Long-Term Debt...........................................   1,292.0    1,586.0
Other Liabilities and Deferred Credits...................   1,647.3    1,454.2
Deferred Income Taxes....................................     769.3      689.1
Commitments and Contingencies
Minority Interests.......................................     553.7      544.3
Stockholder's Equity
  Capital stock and additional paid-in capital...........   9,973.8    9,809.5
  Preferred stock........................................   1,495.7    1,487.5
  Retained earnings (deficit)............................     631.6      (84.4)
                                                          ---------  ---------
Subtotal Stockholder's Equity............................  12,101.1   11,212.6
                                                          ---------  ---------
  Accumulated Other Comprehensive Income (Loss)
    Minimum pension liability adjustment.................     (16.1)      (7.3)
    Accumulated unrealized gains on securities...........     257.0      466.0
    Accumulated foreign currency translation
     adjustments.........................................     (15.9)      10.0
                                                          ---------  ---------
    Accumulated other comprehensive income...............     225.0      468.7
                                                          ---------  ---------
      Total Stockholder's Equity.........................  12,326.1   11,681.3
                                                          ---------  ---------
      Total Liabilities and Stockholder's Equity......... $19,279.3  $18,597.0
                                                          =========  =========

--------
Reference should be made to the Notes to the Consolidated Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                          Capital Stock
                               and                           Accumulated
                           Additional             Retained      Other         Total
                             Paid-In    Preferred Earnings  Comprehensive Stockholder's Comprehensive
                             Capital      Stock   (Deficit) Income (Loss)    Equity     Income (Loss)
                          ------------- --------- --------- ------------- ------------- -------------
                                                     (Dollars in Millions)
Balance at December 31,
 1997...................    $8,322.8               $   7.1     $  10.3      $ 8,340.2
Net Income..............                             250.7                      250.7      $ 250.7
Delco post-closing price
 adjustment.............      (199.7)                                          (199.7)
Tax benefit from
 exercise of GM Class H
 common stock options...        23.0                                             23.0
Minimum pension
 liability adjustment...                                          (0.5)          (0.5)        (0.5)
Foreign currency
 translation
 adjustments............                                           3.8            3.8          3.8
Unrealized gains on
 securities:
 Unrealized holding
  gains.................                                           1.8            1.8          1.8
 Less: reclassification
  adjustment for gains
  included in net
  income................                                          (7.1)          (7.1)        (7.1)
                                                                                           -------
Comprehensive income....                                                                   $ 248.7
                            --------    --------   -------     -------      ---------      =======
Balance at December 31,
 1998...................     8,146.1                 257.8         8.3        8,412.2
Net Loss................                            (291.3)                    (291.3)     $(291.3)
Preferred stock.........                $1,487.5      (2.5)                   1,485.0
Preferred stock
 dividends..............                             (48.4)                     (48.4)
GM Class H common stock
 acquired by Hughes and
 retired by GM..........       (11.1)                                           (11.1)
Stock options
 exercised..............       114.4                                            114.4
Shares issued in
 connection with
 acquisitions...........     1,506.7                                          1,506.7
Tax benefit from
 exercise of GM Class H
 common stock options...        53.4                                             53.4
Minimum pension
 liability adjustment...                                          (0.5)          (0.5)        (0.5)
Foreign currency
 translation
 adjustments............                                          11.0           11.0         11.0
Unrealized gains on
 securities.............                                         449.9          449.9        449.9
                                                                                           -------
Comprehensive income....                                                                   $ 169.1
                            --------    --------   -------     -------      ---------      =======
Balance at December 31,
 1999...................     9,809.5     1,487.5     (84.4)      468.7       11,681.3
Net Income..............                             813.0                      813.0      $ 813.0
Preferred stock.........                     8.2      (3.2)                       5.0
Preferred stock
 dividends..............                             (93.8)                     (93.8)
Stock options
 exercised..............        78.4                                             78.4
Tax benefit from
 exercise of GM Class H
 common stock options...        62.3                                             62.3
Other...................        23.6                                             23.6
Minimum pension
 liability adjustment...                                          (8.8)          (8.8)        (8.8)
Foreign currency
 translation
 adjustments............                                         (25.9)         (25.9)       (25.9)
Unrealized loss on
 securities.............                                        (209.0)        (209.0)      (209.0)
                                                                                           -------
Comprehensive income....                                                                   $ 569.3
                            --------    --------   -------     -------      ---------      =======
Balance at December 31,
 2000...................    $9,973.8    $1,495.7   $ 631.6     $ 225.0      $12,326.1
                            ========    ========   =======     =======      =========

--------
Reference should be made to the Notes to the Consolidated Financial Statements.

                         HUGHES ELECTRONICS CORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                              -------------------------------
                                                2000       1999       1998
                                              ---------  ---------  ---------
                                                  (Dollars in Millions)
Cash Flows from Operating Activities
Income (Loss) from continuing operations
 before cumulative effect of accounting
 change...................................... $  (355.4) $  (391.1) $    63.5
Adjustments to reconcile income (loss) from
 continuing operations before cumulative
 effect of accounting change to net cash
 provided by operating activities
  Depreciation and amortization..............     948.1      678.9      413.1
  Equity losses from unconsolidated
   affiliates................................     164.2      189.2      128.3
  Amortization of gains on sale-leasebacks...       --       (10.8)     (36.2)
  Net gain on sale of investments and
   businesses sold...........................       --       (30.0)     (13.7)
  Net loss on discontinuation of wireless
   product lines.............................       --       272.1        --
  Net loss on discontinuation of DIRECTV
   Japan business and write down of Sky
   Perfect investment........................     128.4        --         --
  Gross profit on sales and sales-type
   leases....................................    (136.4)       --         --
  Net (gain) loss on disposal of assets......      14.6        2.7        --
  Deferred income taxes and other............     377.1      271.1       99.6
  Change in other operating assets and
   liabilities
    Accounts and notes receivable............    (164.4)      35.0      (49.4)
    Inventories..............................    (101.9)     (38.7)      12.9
    Prepaid expenses and other...............       5.3     (494.0)     (91.6)
    Accounts payable.........................     162.0      101.4      224.0
    Accrued liabilities and other............    (132.1)      59.6      (19.0)
    Other....................................     181.2     (265.9)    (119.4)
                                              ---------  ---------  ---------
      Net Cash Provided by Operating
       Activities............................   1,090.7      379.5      612.1
                                              ---------  ---------  ---------
Cash Flows from Investing Activities
Investment in companies, net of cash
 acquired....................................    (181.2)  (2,443.7)  (1,231.0)
Investment in convertible bonds..............       --      (244.7)       --
Expenditures for property....................    (939.0)    (506.4)    (243.9)
Increase in satellites.......................    (777.1)    (789.4)    (929.4)
Early buy-out of satellites under sale and
 leaseback...................................       --      (245.4)    (155.5)
Proceeds from disposal of property...........      31.6       15.8       20.0
Proceeds from sale of subsidiaries and
 investments.................................   4,040.3        --        12.4
Proceeds from insurance claims...............      36.2      272.0      398.9
                                              ---------  ---------  ---------
      Net Cash Provided by (Used in)
       Investing Activities..................   2,210.8   (3,941.8)  (2,128.5)
                                              ---------  ---------  ---------
Cash Flows from Financing Activities
Net increase (decrease) in notes and loans
 payable.....................................    (496.6)     343.0        --
Long-term debt borrowings....................   5,262.2    8,165.6    1,165.2
Repayment of long-term debt..................  (5,591.5)  (7,494.4)  (1,024.1)
Net proceeds from issuance of preferred
 stock.......................................       --     1,485.0        --
Stock options exercised......................      70.1      114.4        --
Purchase and retirement of GM Class H common
 stock.......................................       --       (11.1)       --
Preferred stock dividends paid to General
 Motors......................................     (93.8)     (25.0)       --
Payment to General Motors for Delco post-
 closing price adjustment....................       --         --      (204.7)
                                              ---------  ---------  ---------
      Net Cash Provided by (Used in)
       Financing Activities..................    (849.6)   2,577.5      (63.6)
                                              ---------  ---------  ---------
Net cash provided by (used in) continuing
 operations..................................   2,451.9     (984.8)  (1,580.0)
Net cash provided by (used in) discontinued
 operations..................................  (1,182.0)    (119.0)     138.3
                                              ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents.................................   1,269.9   (1,103.8)  (1,441.7)
      Cash and cash equivalents at beginning
       of the year...........................     238.2    1,342.0    2,783.7
                                              ---------  ---------  ---------
      Cash and cash equivalents at end of the
       year.................................. $ 1,508.1  $   238.2  $ 1,342.0
                                              =========  =========  =========

--------
Reference should be made to the Notes to the Consolidated Financial Statements.

                        HUGHES ELECTRONICS CORPORATION



Note 1: Basis of Presentation and Description of Business

   Hughes Electronics Corporation ("Hughes Electronics" or "Hughes") is a wholly owned subsidiary of General Motors Corporation ("GM"). The GM Class H common stock tracks the financial performance of Hughes, consisting principally of its direct-to-home broadcast, satellite services, network systems and the satellite systems manufacturing businesses ("Satellite Businesses").

   Hughes is a leading provider of digital entertainment, information and communication services and satellite-based private business networks. Hughes is the world's leading digital multi-channel entertainment service provider with its programming distribution service known as DIRECTV(R), which was introduced in the U.S. in 1994 and was the first high-powered, all digital, direct-to-home television distribution service in North America. DIRECTV began service in Latin America in 1996. Hughes is also the owner and operator of the largest commercial satellite fleet in the world through its 81% owned subsidiary, PanAmSat. Hughes is also a leading provider of broadband services and products, including satellite wireless communications ground equipment and business communications services. Hughes' equipment and services are applied in, among other things, data, video and audio transmission, cable and network television distribution, private business networks, digital cellular communications and direct-to-home satellite broadcast distribution of television programming.

   Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the Satellite Businesses which were sold to The Boeing Company ("Boeing") on October 6, 2000 are excluded from Hughes' results from continuing operations for all periods presented herein. Alternatively, the financial results are presented in Hughes' Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled "Income from discontinued operations, net of taxes," the related assets and liabilities are presented in the Consolidated Balance Sheets at December 31, 1999 in a single line item entitled "Net assets of discontinued operations" and the net cash flows are presented in the Consolidated Statements of Cash Flows as "Net cash provided by (used in) discontinued operations." See further discussion in Note 17.

   The accompanying consolidated financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from purchase accounting adjustments associated with GM's purchase of Hughes in 1985, with certain amounts allocated to the Satellite Businesses.

Note 2: Summary of Significant Accounting Policies

 Principles of Consolidation

   The accompanying financial statements are presented on a consolidated basis and include the accounts of Hughes and its domestic and foreign subsidiaries that are more than 50% owned or controlled by Hughes.

 Use of Estimates in the Preparation of the Consolidated Financial Statements

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

 Revenue Recognition

   Revenues are generated from sales of direct-to-home broadcast subscriptions, and the sale of transponder capacity and related services through outright sales, sales-type leases and operating lease contracts, and sales of communications equipment and services.

                        HUGHES ELECTRONICS CORPORATION



   Sales are generally recognized as products are shipped or services are rendered. Direct-to-home subscription revenues and pay-per-view services are recognized when programming is viewed by subscribers. Programming payments received from subscribers in advance of viewing are recorded as deferred revenues until earned.

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

   Hughes has from time to time entered into agreements for the sale and leaseback of certain of its satellite transponders. However, as a result of early buy-out transactions described in Note 4, no obligations under sale-leaseback agreements remain at December 31, 2000. Prior to the completion of the early buy-out transactions, the leasebacks were classified as operating leases and, therefore, the capitalized cost and associated depreciation related to satellite transponders sold were not included in the accompanying consolidated financial statements. Gains resulting from the sale and leaseback transactions were deferred and amortized over the leaseback period. Leaseback expense was recorded using the straight-line method over the term of the lease, net of amortization of the deferred gains. Differences between operating leaseback payments made and expense recognized were deferred and included in other liabilities and deferred credits.

 Cash Flows

   Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

   Net cash from operating activities includes cash payments made for interest of $312.9 million, $174.6 million and $53.2 million in 2000, 1999 and 1998, respectively. Net cash refunds received by Hughes for prior year income taxes amounted to $290.5 million, $197.2 million and $59.9 million in 2000, 1999 and 1998, respectively.

 Contracts in Process

   Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Engineering, tooling, manufacturing, and applicable overhead costs, including administrative, research and development and selling expenses, are charged to costs and expenses when

                        HUGHES ELECTRONICS CORPORATION


incurred. Amounts billed under retainage provisions of contracts are not significant, and substantially all amounts are collectible within one year. Advances offset against contract related receivables amounted to $93.0 million and $114.5 million at December 31, 2000 and 1999, respectively.

 Inventories

   Inventories are stated at the lower of cost or market principally using the average cost method.

   Major Classes of Inventories                              2000       1999
   ----------------------------                           ---------- ----------
                                                          (Dollars in Millions)
   Productive material and supplies...................... $     89.5 $     59.1
   Work in process.......................................      128.3       67.0
   Finished goods........................................      120.2      110.0
                                                          ---------- ----------
     Total............................................... $    338.0 $    236.1
                                                          ========== ==========

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

 Software Development Costs

   Other assets include certain software development costs capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalized software development costs at December 31, 2000 and 1999, net of accumulated amortization of $125.2 million and $98.7 million, respectively, totaled $74.5 million and $70.4 million. The software is amortized using the greater of the units of revenue method or the straight-line method over its estimated useful life, not in excess of five years. Software program reviews are conducted to ensure that capitalized software development costs are properly treated and costs associated with programs that are not generating revenues are appropriately written off.

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

                        HUGHES ELECTRONICS CORPORATION



 Foreign Currency

   Some of Hughes' foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss), a separate component of stockholder's equity. Gains and losses resulting from remeasurement into the functional currency of transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction gains and losses included in operations were not material for all years presented.

 Financial Instruments and Investments

   Hughes maintains investments in equity securities of unaffiliated companies. Marketable equity securities are considered available-for-sale and carried at current fair value with unrealized gains or losses, net of taxes, reported as part of accumulated other comprehensive income (loss), a separate component of stockholder's equity. Declines in market value that are judged to be "other than temporary" are charged to "other, net." Fair value is determined by market quotes, when available, or by management estimate. Non-marketable equity securities are carried at cost. Investments in which Hughes owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee.

   Market values of financial instruments, other than debt and derivative instruments, are based upon management estimates. Market values of debt and derivative instruments are determined by quotes from financial institutions.

   The carrying value of cash and cash equivalents, accounts and notes receivable, investments and other assets, accounts payable, amounts included in accrued liabilities and other meeting the definition of a financial instrument and debt approximated fair value at December 31, 2000 and 1999.

   Hughes' derivative contracts primarily consist of foreign exchange contracts. Hughes enters into these contracts to reduce its exposure to fluctuations in foreign exchange rates. Foreign exchange contracts are accounted for as hedges to the extent they are designated as, and are effective as, hedges of firm foreign currency commitments. Gains and losses on foreign exchange contracts designated as hedges of firm foreign currency commitments are recognized in income in the same period as gains and losses on the underlying transactions are recognized.

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

 Product and Service Related Expenses

   Advertising and research and development costs are expensed as incurred. Advertising expenses were $108.3 million in 2000, $115.8 million in 1999 and $130.0 million in 1998. Expenditures for research and development were $129.3 million in 2000, $98.8 million in 1999 and $92.6 million in 1998.

                        HUGHES ELECTRONICS CORPORATION


 Market Concentrations and Credit Risk

   Hughes provides services and extends credit to a number of wireless communications equipment customers and to a large number of direct-to-home consumers. Management monitors its exposure to credit losses and maintains allowances for anticipated losses.

 Accounting Changes

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

   In 1998, Hughes adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 required that all start-up costs previously capitalized be written off and recognized as a cumulative effect of accounting change, net of taxes, as of the beginning of the year of adoption. On a prospective basis, these types of costs are required to be expensed as incurred. The unfavorable cumulative effect of this accounting change at January 1, 1998 was $9.2 million after-tax.

 New Accounting Standard

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a hedge and the type of transaction. Adoption of these new accounting standards will result in an unfavorable cumulative effect of accounting change of approximately $8.7 million after-tax on January 1, 2001.

 Reclassifications

   Certain prior year amounts have been reclassified to conform to the 2000 presentation.

                        HUGHES ELECTRONICS CORPORATION



Note 3: Property and Satellites, Net

                                                  Estimated
                                                 Useful Lives
                                                   (years)      2000     1999
                                                 ------------ -------- --------
                                                                 (Dollars in
                                                                  Millions)
   Land and improvements........................     7-25     $   45.5 $   51.4
   Buildings and leasehold improvements.........     2-30        189.1    197.0
   Machinery and equipment......................     3-10      1,105.4    795.2
   Customer leased set-top boxes................     4-7         778.3    333.1
   Furniture, fixtures and office machines......     3-13        109.7     92.3
   Construction in progress.....................      --         386.0    363.4
                                                              -------- --------
   Total........................................               2,614.0  1,832.4
   Less accumulated depreciation................                 906.2    609.4
                                                              -------- --------
   Property, net................................              $1,707.8 $1,223.0
                                                              ======== ========
   Satellites...................................    12-16     $5,263.8 $4,683.1
   Less accumulated depreciation................               1,033.8    775.8
                                                              -------- --------
   Satellites, net..............................              $4,230.0 $3,907.3
                                                              ======== ========

   Hughes capitalized interest of $82.4 million, $65.1 million and $55.3 million during 2000, 1999 and 1998, respectively, as part of the cost of its satellites under construction.

Note 4: Leasing Activities

   Future minimum payments due from customers under sales-type leases and related service agreements, and noncancelable satellite transponder operating leases as of December 31, 2000 are as follows:

                                                    Sales-Type Leases
                                                    ------------------
                                                    Minimum   Service
                                                     Lease   Agreement Operating
                                                    Payments Payments   Leases
                                                    -------- --------- ---------
                                                       (Dollars in Millions)
   2001............................................  $ 48.0    $ 4.6   $  618.4
   2002............................................    48.2      4.6      579.6
   2003............................................    48.2      4.6      544.4
   2004............................................    45.9      4.3      504.7
   2005............................................    37.5      3.4      450.4
   Thereafter......................................   154.8      6.4    2,048.7
                                                     ------    -----   --------
     Total.........................................  $382.6    $27.9   $4,746.2
                                                     ======    =====   ========

   The components of the net investment in sales-type leases are as follows:

                                                            2000       1999
                                                         ---------- ----------
                                                         (Dollars in Millions)
   Total minimum lease payments......................... $    382.6 $    249.0
   Less unearned interest income and allowance for
    doubtful accounts...................................      136.5       81.1
                                                         ---------- ----------
   Total net investment in sales-type leases............      246.1      167.9
   Less current portion.................................       25.0       21.8
                                                         ---------- ----------
     Total.............................................. $    221.1 $    146.1
                                                         ========== ==========

                        HUGHES ELECTRONICS CORPORATION


   In 1996 and 1992, Hughes entered into sale-leaseback agreements for certain satellite transponders with other companies, including General Motors Acceptance Corporation ("GMAC"), a subsidiary of GM. Deferred gains from these sale-leaseback agreements are amortized over the expected term of the leaseback period. In 1998, PanAmSat exercised certain early buy-out options and repurchased a portion of the leased transponders for a total payment of $155.5 million. In 1999, PanAmSat exercised early buy-out options for the remaining transponders for $245.4 million in cash and $124.1 million of assumed debt. As a result of the above transactions, no deferred amounts remain outstanding.

Note 5: Intangible Assets

   At December 31, 2000 and 1999, Hughes had $6,443.9 million and $6,642.3 million, respectively, of goodwill, net of accumulated amortization. Goodwill is amortized over 10 to 40 years. Hughes also had, net of accumulated amortization, $707.4 million and $763.7 million of intangible assets at December 31, 2000 and 1999, respectively, which are amortized over 2 to 40 years. Intangible assets consist mainly of Federal Communications Commission licenses, customer lists and dealer networks.

Note 6: Investments

   Investments in marketable equity securities stated at current fair value and classified as available-for-sale totaled $973.9 million and $976.0 million at December 31, 2000 and 1999, respectively. Accumulated unrealized holding gains, net of taxes, recorded as part of accumulated other comprehensive income (loss), a separate component of stockholder's equity, were $257.0 million and $466.0 million as of December 31, 2000 and 1999, respectively.

   Aggregate investments in affiliated companies, including advances and loans, accounted for under the equity method at December 31, 2000 and 1999, amounted to $121.1 million and $317.4 million, respectively.

Note 7: Accrued Liabilities and Other

                                                                 2000    1999
                                                               -------- ------
                                                                 (Dollars in
                                                                  Millions)
   Payroll and other compensation............................. $  231.0 $157.2
   Provision for consumer finance and rebate programs.........    125.6  107.3
   Exit costs and other liabilities related to discontinued
    businesses................................................    386.5  123.9
   Programming contract liabilities...........................     90.7   82.6
   Other......................................................    470.7  423.0
                                                               -------- ------
     Total.................................................... $1,304.5 $894.0
                                                               ======== ======

   Included in other liabilities and deferred credits are long-term programming contract liabilities which totaled $536.6 million and $627.1 million at December 31, 2000 and December 31, 1999, respectively.

                        HUGHES ELECTRONICS CORPORATION



Note 8: Short-Term Borrowings and Long-Term Debt

 Short-Term Borrowings and Current Portion of Long-Term Debt

                                              Interest
                                              Rates at
                                            December 31,
                                                2000        2000       1999
                                            ------------ ---------- -----------
                                                         (Dollars in Millions)
   Floating rate notes, net of unamortized
    discount...............................                         $     498.9
   Other short-term borrowings.............    10.00%    $      3.4         --
   Current portion of long-term debt.......     7.06%          21.2        56.5
                                                         ---------- -----------
     Total short-term borrowings and
      current portion of long-term debt....              $     24.6 $     555.4
                                                         ========== ===========

 Long-Term Debt

                                            Interest Rates at
                                            December 31, 2000   2000     1999
                                            ----------------- -------- --------
                                                                 (Dollars in
                                                                  Millions)
   Notes payable...........................   6.00%-  7.06%   $  817.7 $  874.1
   Revolving credit facilities.............   7.45%-  9.50%      464.9    727.9
   Other debt..............................    9.61%-11.87%       30.6     40.5
                                                              -------- --------
   Total debt..............................                    1,313.2  1,642.5
   Less current portion....................                       21.2     56.5
                                                              -------- --------
     Total long-term debt..................                   $1,292.0 $1,586.0
                                                              ======== ========

   Notes Payable. In October 1999, Hughes issued $500.0 million of floating rate notes to a group of institutional investors in a private placement. The notes were repaid on October 23, 2000.

   PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances for these notes as of December 31, 2000 were $200 million, $275 million, $150 million and $125 million, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually.

   In July 1999, in connection with the early buy-out of satellite sale-leasebacks, PanAmSat assumed $124.1 million of variable rate notes of which $67.7 million was outstanding at December 31, 2000. The notes mature on various dates through January 2, 2002.

   Revolving Credit Facilities. As of December 31, 2000, Hughes had a $750.0 million multi-year unsecured revolving credit facility. Borrowings under the facility bear interest based on a spread to the then-prevailing London Interbank Offer Rate ("LIBOR"). The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002. The facility also provides backup capacity for Hughes' $1.0 billion commercial paper program. Commercial paper outstanding under the program bears interest at various rates, based on market rates prevailing at the time each commercial paper instrument is placed. No amounts were outstanding under the multi-year credit facility or commercial paper program at December 31, 2000.

   Throughout 2000 Hughes also had outstanding borrowings under a $350.0 million 364-day facility, which expired on November 22, 2000. Borrowings under the facility bore interest at various rates, based on a spread to then-prevailing LIBOR. In October 2000, Hughes repaid the outstanding borrowings under this facility. During 2000, Hughes had available a $500.0 million bridge facility that provided additional backup capacity for Hughes $1.0 billion commercial paper program. There were no outstanding borrowings on the bridge facility during 2000. In October 2000, Hughes elected to terminate the bridge facility, as provided for under the terms of the agreement.

                        HUGHES ELECTRONICS CORPORATION



   Hughes' $750.0 million multi-year unsecured revolving credit facility contains covenants that Hughes must comply with. The covenants require Hughes to maintain a minimum level of consolidated net worth and not exceed certain specified ratios. At December 31, 2000, Hughes was in compliance with all such covenants.

   PanAmSat maintains a $500.0 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500.0 million commercial paper program. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus a spread based on PanAmSat's credit rating. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at December 31, 2000.

   At December 31, 2000, Hughes' 75% owned subsidiary, SurFin Ltd. ("SurFin"), a company that provides financing of subscriber receiver equipment to certain DIRECTV Latin America operating companies, had a total of $464.9 million outstanding under unsecured revolving credit facilities of $400.0 million and $150.0 million that expire in June 2002 and September 2003, respectively. Borrowings under the credit facilities bear interest at various rates of interest based on the LIBOR plus an indicated spread.

   Other. Other short-term and long-term debt outstanding at December 31, 2000 included $19.4 million of notes bearing fixed rates of interest and $14.6 million of variable rate notes. Principal on the fixed rate notes is payable in varying amounts at maturity from November 2001 to April 2007. Principal on the variable rate notes is payable in varying amounts at maturity in April and May 2002.

   The aggregate maturities of long-term debt for the five years subsequent to December 31, 2000 are $21.2 million in 2001, $399.8 million in 2002, $326.2 million in 2003, none in 2004, $275.0 million in 2005 and $291.0 in 2006 and thereafter.

Note 9: Income Taxes

   The income tax benefit is based on reported loss from continuing operations before income taxes, minority interests and cumulative effect of accounting change. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

   Hughes and its domestic subsidiaries join with GM in filing a consolidated U.S. federal income tax return. The portion of the consolidated income tax liability or receivable recorded by Hughes is generally equivalent to the amount that would have been recorded on a separate return basis.

                        HUGHES ELECTRONICS CORPORATION



   The income tax benefit consisted of the following:

                                                      2000     1999     1998
                                                     -------  -------  -------
                                                      (Dollars in Millions)
   Taxes currently payable (refundable):
     U.S. federal................................... $(757.9) $(406.5) $(201.9)
     Foreign........................................    31.6     30.1     15.9
     State and local................................   (52.0)   (24.2)   (36.5)
                                                     -------  -------  -------
       Total........................................  (778.3)  (400.6)  (222.5)
                                                     -------  -------  -------
   Deferred tax liabilities (assets):
     U.S. federal...................................   361.0    185.0     50.8
     State and local................................    11.2    (21.3)    29.4
                                                     -------  -------  -------
       Total........................................   372.2    163.7     80.2
                                                     -------  -------  -------
       Total income tax benefit..................... $(406.1) $(236.9) $(142.3)
                                                     =======  =======  =======

   Loss from continuing operations before income taxes, minority interests and cumulative effect of accounting change included the following components:

                                                       2000     1999     1998
                                                      -------  -------  -------
                                                       (Dollars in Millions)
   U.S. loss......................................... $(752.2) $(519.0) $ (10.2)
   Foreign loss......................................   (63.4)  (141.0)   (93.0)
                                                      -------  -------  -------
       Total......................................... $(815.6) $(660.0) $(103.2)
                                                      =======  =======  =======

   The combined income tax benefit was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table:

                                                      2000     1999     1998
                                                     -------  -------  -------
                                                      (Dollars in Millions)
   Expected refund at U.S. federal statutory income
    tax rate.......................................  $(285.4) $(231.0) $ (36.1)
   Research and experimentation tax benefits and
    resolution of tax contingencies................    (80.9)   (78.9)  (172.9)
   Foreign sales corporation tax benefit...........    (32.8)   (13.6)   (15.6)
   U.S. state and local income taxes...............    (26.6)   (29.5)    (4.6)
   DIRECTV Japan and other equity method
    investees......................................    (81.2)    60.3     36.7
   Minority interests in losses of partnership.....     27.8     19.0     19.3
   Non-deductible goodwill amortization............     40.3     31.0     20.0
   Foreign taxes, net of credits...................     31.6      2.8      2.0
   Other...........................................      1.1      3.0      8.9
                                                     -------  -------  -------
     Total income tax benefit......................  $(406.1) $(236.9) $(142.3)
                                                     =======  =======  =======

                        HUGHES ELECTRONICS CORPORATION



   Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31 were as follows:

                                            2000                  1999
                                    --------------------- ---------------------
                                    Deferred   Deferred   Deferred   Deferred
                                      Tax         Tax       Tax         Tax
                                     Assets   Liabilities  Assets   Liabilities
                                    --------  ----------- --------  -----------
                                              (Dollars in Millions)
Accruals and advances.............  $  233.3              $  106.1
Customer deposits, rebates and
 commissions......................     137.9   $  185.1       44.1   $  114.1
State taxes.......................      29.4        --        27.9        --
Gain on PanAmSat merger...........       --       181.2        --       186.3
Satellite launch insurance costs..       --       148.3        --       121.3
Depreciation and amortization.....       --       834.3        --       560.5
Net operating loss and tax credit
 carryforwards....................     244.7        --       287.3        --
Programming contract liabilities..     251.0        --       285.0        --
Unrealized gains on securities....       --       176.6        --       318.6
Write-off related to wireless
 product lines....................       --         --        95.9        --
Other.............................     145.7       97.0      204.4      100.7
                                    --------   --------   --------   --------
Subtotal..........................   1,042.0    1,622.5    1,050.7    1,401.5
Valuation allowance...............     (98.9)       --       (84.0)       --
                                    --------   --------   --------   --------
  Total deferred taxes............  $  943.1   $1,622.5   $  966.7   $1,401.5
                                    ========   ========   ========   ========

   No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $56.8 million and $29.7 million at December 31, 2000 and 1999, respectively. Repatriation of all accumulated earnings would have resulted in tax liabilities of $19.9 million in 2000 and $10.4 million in 1999.

   At December 31, 2000, Hughes has $98.9 million of deferred tax assets relating to foreign operating loss carryforwards expiring in varying amounts between 2001 and 2005. A valuation allowance was provided for all foreign operating loss carryforwards. At December 31, 2000, Hughes has $24.2 million of foreign tax credits which will expire in 2006. At December 31, 2000, a Hughes subsidiary has $46.0 million of alternative minimum tax credits generated in separate filing years, which can be carried forward indefinitely. At December 31, 2000, Hughes' subsidiaries have $75.6 million of deferred tax assets relating to federal net operating loss carryforwards which will expire in varying amounts between 2009 and 2018.

   Hughes has an agreement with Raytheon Company ("Raytheon") which governs Hughes' rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the spin-off and merger of Hughes' defense electronics business with Raytheon in 1997. Hughes is responsible for any income taxes pertaining to those periods prior to the merger, including any additional income taxes resulting from U.S. federal and state tax audits, and is entitled to any U.S. federal and state income tax refunds relating to those years.

   Hughes also has an agreement with Boeing which governs Hughes' rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the sale of Hughes' Satellite Businesses. Hughes is responsible for any income taxes pertaining to those periods prior to the sale, including any additional income taxes resulting from U.S. federal and state tax audits, and is entitled to any U.S. federal and state income tax refunds relating to those years.

   The U.S. federal income tax returns of Hughes have been examined through 1994. All years prior to 1986 are closed. Issues relating to the years 1986 through 1994 are being contested through various stages of administrative appeal. The Internal Revenue Service ("IRS") is currently examining Hughes' U.S. federal tax

                        HUGHES ELECTRONICS CORPORATION


returns for years 1995 through 1997. Management believes that adequate provision has been made for any adjustment which might be assessed for open years.

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

   Taxes receivable from GM at December 31, 2000 and 1999 , respectively, were approximately $175.0 million and $610.6 million of which $100.0 million and $290.8 million, respectively, are included in prepaid expenses and other in the consolidated balance sheets.

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

                        HUGHES ELECTRONICS CORPORATION



   The components of the pension benefit obligation and the other postretirement benefit obligation, as well as the net benefit obligation recognized in the consolidated balance sheets, are shown below:

                                                                    Other
                                                  Pension      Postretirement
                                                 Benefits         Benefits
                                               --------------  ----------------
                                                2000    1999    2000     1999
                                               ------  ------  -------  -------
                                                   (Dollars in Millions)
Change in Benefit Obligation
Net benefit obligation at beginning of year..  $317.7  $341.8  $  22.8  $  24.7
Service cost.................................    14.7    14.5      0.6      0.6
Interest cost................................    30.4    23.9      2.7      1.5
Plan participants' contributions.............     2.3     3.0      --       --
Actuarial (gain) loss........................    61.2   (31.3)     8.1     (2.7)
Benefits paid................................   (22.8)  (34.2)    (4.0)    (1.3)
                                               ------  ------  -------  -------
Net benefit obligation at end of year........   403.5   317.7     30.2     22.8
                                               ------  ------  -------  -------
Change in Plan Assets
Fair value of plan assets at beginning of
 year........................................   390.1   346.6      --       --
Actual return on plan assets.................    99.8    69.6      --       --
Employer contributions.......................     8.0     3.0      4.0      1.3
Plan participants' contributions.............     2.3     3.0      --       --
Benefits paid................................   (22.8)  (34.2)    (4.0)    (1.3)
Transfers....................................     0.1     2.1      --       --
                                               ------  ------  -------  -------
Fair value of plan assets at end of year.....   477.5   390.1      --       --
                                               ------  ------  -------  -------
Funded status at end of year.................    74.0    72.4    (30.2)   (22.8)
  Unamortized amount resulting from changes
   in plan provisions........................     0.9    (0.4)     --       --
  Unamortized net amount resulting from
   changes in plan experience and actuarial
   assumptions...............................   (62.1)  (38.7)    (4.5)    (1.4)
                                               ------  ------  -------  -------
    Net amount recognized at end of year.....  $ 12.8  $ 33.3  $ (34.7) $ (24.2)
                                               ======  ======  =======  =======
Amounts recognized in the consolidated
 balance sheets consist of:
  Prepaid benefit cost.......................  $ 29.4  $ 43.0
  Accrued benefit cost.......................   (46.7)  (24.6) $ (34.7) $ (24.2)
  Intangible asset...........................     3.0     2.6      --       --
  Deferred tax assets........................    11.0     5.0      --       --
  Accumulated other comprehensive loss.......    16.1     7.3      --       --
                                               ------  ------  -------  -------
    Net amount recognized at end of year.....  $ 12.8  $ 33.3  $ (34.7) $ (24.2)
                                               ======  ======  =======  =======

   Included in the pension plan assets at December 31, 2000 and 1999 is GM Class H common stock of $0.5 million and $0.6 million, respectively. Included at December 31, 1999 are GM $1 2/3 common stock of $0.3 million and GMAC bonds of $0.5 million.

                                                                   Other
                                                   Pension    Postretirement
                                                  Benefits       Benefits
                                                  ----------  ----------------
                                                  2000  1999   2000     1999
                                                  ----  ----  -------  -------
Weighted-average assumptions as of December 31
Discount rate.................................... 7.75% 7.75%    7.50%    7.50%
Expected return on plan assets................... 9.50% 9.50%     N/A      N/A
Rate of compensation increase.................... 5.00% 5.00%     N/A      N/A

   For measurement purposes, an 8.5% annual rate of increase per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually 0.5% per year to 6.0% in 2006.

                        HUGHES ELECTRONICS CORPORATION



                                                                     Other
                                                                Postretirement
                                          Pension Benefits         Benefits
                                        ----------------------  ---------------
                                         2000    1999    1998   2000 1999 1998
                                        ------  ------  ------  ---- ---- -----
                                               (Dollars in Millions)
Components of net periodic benefit
 cost
Benefits earned during the year.......  $ 14.7  $ 14.5  $ 13.6  $0.6 $0.6 $ 0.5
Interest accrued on benefits earned in
 prior years..........................    30.4    23.9    22.5   2.7  1.5   1.2
Expected return on assets.............   (37.9)  (28.5)  (26.3)  --   --    --
Amortization components
  Asset at date of adoption...........     --      --     (2.7)  --   --    --
  Amount resulting from changes in
   plan provisions....................     0.1     0.4     0.4   --   --    --
  Net amount resulting from changes in
   plan experience and actuarial
   assumptions........................     3.6     4.7     2.7   0.8  --   (0.1)
                                        ------  ------  ------  ---- ---- -----
    Net periodic benefit cost.........  $ 10.9  $ 15.0  $ 10.2  $4.1 $2.1 $ 1.6
                                        ======  ======  ======  ==== ==== =====

   The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $57.2 million and $46.7 million, respectively, as of December 31, 2000 and $52.9 million and $42.4 million, respectively, as of December 31, 1999. The pension plans with accumulated benefit obligations in excess of plan assets do not have any underlying assets.

   A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                  1-Percentage  1- Percentage
                                                 Point Increase Point Decrease
                                                 -------------- --------------
                                                     (Dollars in Millions)
   Effect on total of service and interest cost
    components.................................       $1.1          $(1.0)
   Effect on postretirement benefit
    obligation.................................        2.3           (2.1)

   Hughes maintains 401(k) plans for qualified employees. A portion of employee contributions are matched by Hughes and amounted to $15.1 million, $12.5 million and $10.6 million in 2000, 1999 and 1998, respectively.

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

Note 11: Stockholder's Equity

   GM holds all of the outstanding common stock of Hughes, which consists of 200 shares of $0.01 par value common stock.

                        HUGHES ELECTRONICS CORPORATION



   The following represents changes in the components of accumulated other comprehensive income (loss), net of taxes, as of December 31:

                                    2000                       1999                     1998
                          --------------------------  -----------------------  -----------------------
                                     Tax               Pre-     Tax             Pre-     Tax
                          Pre-tax  (Credit)    Net     tax    (Credit)  Net     tax    (Credit) Amount
                          Amount   Expense   Amount   Amount  Expense  Amount  Amount  Expense   Net
                          -------  --------  -------  ------  -------- ------  ------  -------- ------
                                                  (Dollars in Millions)
Minimum pension
 liability adjustments..  $ (14.8) $  (6.0)  $  (8.8) $ (0.8)  $ (0.3) $ (0.5) $ (0.8)  $(0.3)  $(0.5)
Foreign currency
 translation
 adjustments............  $ (25.9)     --    $ (25.9) $ 11.0      --   $ 11.0  $  3.8     --    $ 3.8
Unrealized gains
 (losses) on
 securities.............  $(351.0) $(142.0)  $(209.0) $767.3   $317.4  $449.9  $  3.0   $ 1.2   $ 1.8
Reclassification
 adjustment for gains
 included in net
 income.................      --       --        --      --       --      --   $(11.8)  $(4.7)  $(7.1)

Note 12: Incentive Plans

   Under the Hughes Electronics Corporation Incentive Plan ("the Plan"), as approved by the GM Board of Directors in 1999, shares, rights or options to acquire up to 233 million shares of GM Class H common stock on a cumulative basis were authorized for grant, of which 107 million shares were available at December 31, 2000 subject to GM Executive Compensation Committee approval.

   The GM Executive Compensation Committee may grant options and other rights to acquire shares of GM Class H common stock under the provisions of the Plan. The option price is equal to 100% of the fair market value of GM Class H common stock on the date the options are granted. These nonqualified options generally vest over two to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions.

   Changes in the status of outstanding options were as follows:

                                                     Shares
                                                      Under     Weighted-Average
                                                     Option      Exercise Price
                                                   -----------  ----------------
   GM Class H Common Stock
   Outstanding at December 31, 1997...............  41,884,845       $ 9.69
   Granted........................................  12,541,575        17.01
   Exercised......................................  (4,518,723)        7.74
   Terminated.....................................  (2,811,537)       10.60
                                                   -----------       ------
   Outstanding at December 31, 1998...............  47,096,160       $11.77
   Granted........................................  15,012,825        16.08
   Exercised...................................... (10,308,171)        9.95
   Terminated.....................................  (4,294,746)       13.49
                                                   -----------       ------
   Outstanding at December 31, 1999...............  47,506,068       $13.28
   Granted........................................  35,538,026        37.06
   Exercised......................................  (5,718,726)       11.88
   Terminated..................................... (10,976,113)       31.47
                                                   -----------       ------
   Outstanding at December 31, 2000...............  66,349,255       $23.04
                                                   ===========       ======

                        HUGHES ELECTRONICS CORPORATION



   The following table summarizes information about the Plan stock options outstanding at December 31, 2000:

                                     Options Outstanding         Options Exercisable
                              --------------------------------- ---------------------
                                           Weighted-
                                            Average
                                           Remaining  Weighted-             Weighted-
                                          Contractual  Average               Average
                                Number       Life     Exercise    Number    Exercise
   Range of Exercise Prices   Outstanding   (years)     Price   Exercisable   Price
   ------------------------   ----------- ----------- --------- ----------- ---------
   $ 3.00 to $ 8.99........    1,993,734      3.6      $ 6.95    1,993,734   $ 6.95
     9.00 to  16.99........   29,315,599      6.9       12.53   20,064,718    12.06
    17.00 to  24.99........    6,686,826      7.5       18.41    6,050,526    18.27
    25.00 to  32.99........    2,600,900      9.7       31.12        9,500    28.57
    33.00 to  41.99........   25,752,196      9.3       36.98       93,000    41.06
                              ----------                        ----------
   $ 3.00 to $41.99........   66,349,255      7.9      $23.04   28,211,478   $13.07
                              ==========                        ==========

   On May 5, 1997, PanAmSat adopted a stock option incentive plan with terms similar to the Plan. As of December 31, 2000, PanAmSat had 4,123,070 options outstanding to purchase its common stock with exercise prices ranging from $29.00 per share to $63.25 per share. The options vest ratably over three to four years and have a remaining life ranging from six years to ten years. At December 31, 2000, 1,086,915 options were exercisable at a weighted average exercise price of $35.08. The PanAmSat options have been considered in the following pro forma analysis.

   The following table presents pro forma information as if Hughes recorded compensation cost using the fair value of issued options on their grant date, as required by SFAS No. 123, Accounting for Stock Based Compensation:

                                                        2000   1999     1998
                                                       ------ -------  ------
                                                       (Dollars in Millions)
   Earnings (loss) used for computation of available
    separate consolidated net income (loss)
     as reported...................................... $732.9 $(321.2) $271.7
     pro forma........................................  585.3  (384.9)  186.7

   The pro forma amounts for compensation cost are not indicative of the effects on operating results for future periods.

   The following table presents the estimated weighted-average fair value of options granted under the Plan using the Black-Scholes valuation model and the assumptions used in the calculations (for 1998, stock volatility was estimated based upon a three-year average derived from a study of a Hughes determined peer group):

                                                          2000    1999    1998
                                                         ------  ------  ------
   Estimated fair value per option granted.............. $20.39  $ 8.01  $ 7.59
   Average exercise price per option granted............  37.06   16.08   17.01
   Expected stock volatility............................   42.1%   38.0%   32.8%
   Risk-free interest rate..............................    6.5%    5.2%    5.6%
   Expected option life (in years)......................    6.9     7.0     6.2

                        HUGHES ELECTRONICS CORPORATION



Note 13: Other Income and Expenses

                                                      2000     1999     1998
                                                     -------  -------  -------
                                                      (Dollars in Millions)
   Equity losses from unconsolidated affiliates..... $(164.2) $(189.2) $(128.3)
   Net loss on discontinuation of DIRECTV Japan
    business and write down of Sky Perfect
    investment......................................  (128.4)     --       --
   Gain from sale of common stock of an affiliate...     --      39.4      --
   Other............................................     --       --     (28.6)
                                                     -------  -------  -------
     Total other, net............................... $(292.6) $(149.8) $(156.9)
                                                     =======  =======  =======

   Equity losses from unconsolidated affiliates at December 31, 2000 are primarily comprised of losses at DIRECTV Japan, Hughes Ispat Limited, of which Hughes owns 45%, and Galaxy Entertainment de Venezuela, C.A., of which Hughes owns 20%.

Note 14: Related-Party Transactions

   In the ordinary course of its operations, Hughes provides telecommunications services and sells electronic components to, and purchases sub-components from, related parties.

   The following table summarizes significant related-party transactions:

                                                               2000  1999  1998
                                                               ----- ----- -----
                                                                  (Dollars in
                                                                   Millions)
   Revenues................................................... $33.4 $46.5 $40.5
   Costs and expenses.........................................  27.0  35.2  29.0

Note 15: Available Separate Consolidated Net Income (Loss)

   GM Class H common stock is a "tracking stock" of GM designed to provide holders with financial returns based on the financial performance of Hughes. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).

   Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) ("ASCNI") of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the available separate consolidated net income (loss) of Hughes, excluding the effects of the GM purchase accounting adjustment arising from GM's acquisition of Hughes and reduced by the effects of preferred stock dividends paid and/or payable to GM (earnings (loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period (681.2 million, 374.1 million and 315.9 million during 2000, 1999 and 1998, respectively) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 1,297.0 million during 2000, 1,255.5 million during 1999 and 1,199.7 million during 1998.

   In addition, the denominator used in determining the ASCNI of Hughes may be adjusted from time-to-time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Restated Certificate of Incorporation.

                        HUGHES ELECTRONICS CORPORATION



   During the second quarter of 2000, GM completed an exchange offer in which GM repurchased 86 million shares of GM $1 2/3 par value common stock and issued 92 million shares (prior to giving effect to the stock split during 2000) of GM Class H common stock. In addition, on June 12, 2000, GM contributed approximately 54 million shares (prior to giving effect to the stock split during 2000) and approximately 7 million shares (prior to the stock split during 2000) of GM Class H common stock to its U.S. Hourly-Rate Employees Pension Plan and VEBA trust, respectively.

   On June 6, 2000, the GM Board declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. As a result, the numbers of shares of GM Class H common stock presented for all periods have been adjusted to reflect the stock split, unless otherwise noted.

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

Note 16: Hughes Series A Preferred Stock

   On June 24, 1999, as part of a strategic alliance with Hughes, America Online, Inc. ("AOL") invested $1.5 billion in shares of GM Series H preference stock. The GM Series H preference stock will automatically convert on June 24, 2002 into GM Class H common stock based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, and accrues quarterly dividends at a rate of 6.25% per year. It may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL in shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H preference stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. The underwriting discount on the Hughes Series A Preferred Stock is amortized over three years. Upon conversion of the GM Series H preference stock into GM Class H common stock, Hughes will redeem the Hughes Series A Preferred Stock through a cash payment to GM equal to the fair market value of the GM Class H common stock issuable upon the conversion. Simultaneous with GM's receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount.

Note 17: Acquisitions, Investments and Divestitures

 Acquisitions and Investments

   On January 1, 2001, DIRECTV Latin America, LLC ("DLA"), which operates the Latin America DIRECTV business, acquired from Bavaria S.A. an additional 14.2% ownership interest in Galaxy Entretenimiento de Colombia ("GEC"), a DLA local operating company located in Colombia. As a result of the transaction, Hughes' ownership interest in GEC increased from 44.2% to 55.2%. The purchase price consisted of prior capital contributions of $4.4 million made by DLA during 2000 on behalf of Bavaria S.A. The increased ownership in GEC will result in its consolidation from January 1, 2001.

   On December 21, 2000, Hughes entered into an agreement and plan of merger with Telocity Delaware, Inc. ("Telocity") under which Hughes has agreed to acquire all outstanding shares of Telocity at a price of $2.15 per share in cash for a total purchase price of $177 million, and has agreed to provide Telocity with up to $20 million of interim financing. The transaction is expected to be completed during the second quarter of 2001.

   In April 2000, DLA acquired a 37.5% ownership interest in GEC from Carvajal S.A. that increased Hughes' ownership interest from 15% to 44.2%. The purchase price consisted of $6.7 million in cash and notes payable.

                        HUGHES ELECTRONICS CORPORATION



   On July 28, 1999, DLA, acquired Galaxy Brasil, Ltda. ("GLB"), the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap also sold its 10% equity interest in DLA to Hughes and Darlene Investments, LLC, which increased Hughes' ownership interest in DLA to 77.8%. As part of the transaction, Hughes also increased its ownership interest in SurFin from 59.1% to 75%. The total consideration paid in the transactions amounted to approximately $101.1 million.

   On May 20, 1999, Hughes acquired by merger all of the outstanding capital stock of United States Satellite Broadcasting Company, Inc. ("USSB"), a provider of premium subscription television programming. The total consideration of approximately $1.6 billion paid in July 1999, consisted of approximately $0.4 billion in cash and 22.6 million shares of GM Class H common stock (prior to giving effect to the stock split during 2000).

   On April 28, 1999, Hughes completed the acquisition of PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock (prior to giving effect to the stock split during 2000), for a total purchase price of $1.3 billion. As part of the acquisition of PRIMESTAR, Hughes also purchased the high-power satellite assets, which consisted of an in-orbit satellite and a satellite that had not yet been launched, and related orbital frequencies of Tempo Satellite Inc., a wholly owned subsidiary of TCI Satellite Entertainment Inc, for $500 million in cash.

   Hughes agreed, in connection with its acquisition of PRIMESTAR, to exit the medium-power business prior to May 1, 2001. Hughes formulated a detailed exit plan during the second quarter of 1999 and immediately began to migrate the medium-power customers to DIRECTV's high-power platform. Accordingly, Hughes accrued exit costs of $150 million in determining the purchase price allocated to the net assets acquired. The principal components of such exit costs include penalties to terminate assumed contracts and costs to remove medium-power equipment from customer premises. Since DIRECTV's acquisition of PRIMESTAR, DIRECTV converted a total of approximately 1.5 million customers to its high power service. The PRIMESTAR By DIRECTV service ceased operations, as planned, on September 30, 2000. The amount of accrued exit costs remaining at December 31, 2000 and 1999 was $25.9 million and $123.9 million, respectively, which primarily represents the remaining obligation on certain contracts.

   In February 1999, Hughes acquired an additional ownership interest in GGM, a Latin America local operating company which is the exclusive distributor of DIRECTV in Mexico, from Grupo MVS, S.R.L. de C.V. ("Grupo MVS"). As a result, Hughes' equity ownership represents 49% of the voting equity and all of the non-voting equity of GGM. In October 1998, Hughes acquired from Grupo MVS an additional 10% interest in DLA, increasing Hughes' ownership interest to 70%. Hughes also acquired an additional 19.8% interest in SurFin, increasing Hughes' ownership percentage from 39.3% to 59.1%. The aggregate purchase price for these transactions was $197.0 million in cash.

   In May 1998, Hughes purchased an additional 9.5% interest in PanAmSat for $851.4 million in cash, increasing its ownership interest in PanAmSat to 81.0%.

   The financial information included herein reflect acquisitions from their respective dates of acquisition. The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in a goodwill addition of $3,612.4 million for the year ended December 31, 1999.

   The following selected unaudited pro forma information is being provided to present a summary of the combined results of Hughes and USSB and PRIMESTAR for 1999 and 1998 as if the acquisitions had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma

                        HUGHES ELECTRONICS CORPORATION


data presents only significant transactions, is presented for informational purposes only and may not necessarily reflect the results of operations of Hughes had these companies operated as part of Hughes for each of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

                                                              1999      1998
                                                            --------  --------
                                                               (Dollars in
                                                                Millions)
   Total revenues.......................................... $6,350.3  $5,318.6
   Income (loss) before cumulative effect of accounting
    change.................................................   (297.1)    160.0
   Net income (loss).......................................   (297.1)    150.8
   Pro forma available separate consolidated net income
    (loss).................................................   (103.1)     53.4

 Divestitures

   On October 6, 2000, Hughes completed the sale of its Satellite Businesses for $3.75 billion in cash, plus the estimated book value of the closing net assets of the businesses sold in excess of a target amount. The transaction resulted in the recognition of a pre-tax gain of $2,036.0 million, or $1,132.3 million after-tax. Included in this gain is a net after-tax curtailment loss of $42 million related to pension and other postretirement benefit plan assets and liabilities associated with the Satellite Businesses. The purchase price is subject to adjustment based upon the final closing net assets as discussed in Note 20.

   Summarized financial information for the discontinued operations follows:

                                                     2000     1999     1998
                                                   -------- -------- --------
                                                     (Dollars in Millions)
   Revenues (excluding intercompany
    transactions)................................. $1,260.1 $1,780.4 $2,483.3
   Income tax provision...........................     23.2     42.9     97.6
   Net income.....................................     36.1     99.8    196.4

   In a separate, but related transaction, Hughes also sold to Boeing its 50% interest in HRL Laboratories LLC ("HRL") for $38.5 million, which represented the net book value of HRL at October 6, 2000.

   During September 2000, Hughes Tele.com (India) Limited sold new common shares in a public offering in India. As a result of this transaction, Hughes' equity interest was reduced from 44.7% to 29.2%. Due to the nature of the transaction, Hughes recorded a $23.3 million increase in capital stock and additional paid-in capital.

   On March 1, 2000, Hughes announced that the operations of DIRECTV Japan Management, Inc., DIRECTV Japan, Inc., and certain related companies (collectively "DIRECTV Japan") would be discontinued. Pursuant to an agreement with Japan Digital Broadcasting Services Inc. (now named Sky Perfect Communications, Inc. or "Sky Perfect"), qualified subscribers to the DIRECTV Japan service were offered the opportunity to migrate to the Sky Perfect service, for which DIRECTV Japan was paid a commission for each subscriber who actually migrated and Hughes acquired a 6.6% interest in Sky Perfect. As a result, Hughes wrote-off its net investment in DIRECTV Japan of $164.6 million and accrued exit costs of $403.7 million and involuntary termination benefits of $14.5 million. Accrued exit costs consist of claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. The write-off and accrual were partially offset by the difference between the cost of the Sky Perfect shares acquired and the estimated fair value of the shares ($428.8 million), as determined by an independent appraisal, and by $40.2 million for anticipated contributions from other DIRECTV Japan shareholders. The net effect of the transaction was a charge to "other, net" of $170.6 million at March 31, 2000.

                        HUGHES ELECTRONICS CORPORATION



   During 2000, $193.9 million and $8.3 million were paid related to accrued exit costs and involuntary termination benefits, respectively. During the second quarter of 2000, $62.4 million of payments were received from the other DIRECTV Japan shareholders, resulting in a credit adjustment of $22.2 million to "other, net". In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to "other, net" of $106.0 million. The adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and settlements of various contracts and claims. The amounts remaining for accrued exit costs and involuntary termination benefits were $103.2 million and $6.8 million, respectively, at December 31, 2000.

   DIRECTV Japan employed approximately 290 personnel as of March 31, 2000, of which 244 were terminated during the year. The remaining employees at December 31, 2000 will be terminated during the first half of 2001.

   In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of Hughes' interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. At December 31, 2000, the market value of Hughes' investment further declined to $159 million. Based on analysis of recent investment research regarding Sky Perfect, Hughes determined that a portion of the decline was "other than temporary", resulting in a charge to "other, net" and a write down of the investment of $86.0 million. The portion of the decline not considered "other than temporary", which amounted to $183.4 million, pre-tax, was recorded as a mark-to-market adjustment to other comprehensive income for the year ended December 31, 2000.

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

   Hughes primarily uses foreign exchange contracts to hedge firm commitments denominated in foreign currencies. Foreign exchange contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. The total notional amounts of contracts afforded hedge accounting treatment at December 31, 2000 and 1999 were not significant.

   Hughes is exposed to credit risk in the event of non-performance by the counterparties to its foreign exchange contracts. While Hughes believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

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

   Selected information for Hughes' operating segments are reported as follows:

                          Direct-
                          To-Home   Satellite Network
                         Broadcast  Services  Systems    Other    Eliminations   Total
                         ---------  --------- --------  --------  ------------ ---------
                                            (Dollars in Millions)
2000
External Revenues....... $ 5,208.6  $  880.2  $1,176.7  $   22.1         --    $ 7,287.6
Intersegment Revenues...      29.4     143.4     233.1       5.2   $  (411.1)        --
                         ---------  --------  --------  --------   ---------   ---------
Total Revenues.......... $ 5,238.0  $1,023.6  $1,409.8  $   27.3   $  (411.1)  $ 7,287.6
                         ---------  --------  --------  --------   ---------   ---------
Operating Profit
 (Loss)................. $  (557.9) $  356.6  $  (63.5) $  (67.9)  $   (21.4)  $  (354.1)
Depreciation and
 Amortization...........     533.4     337.4      63.6      21.2        (7.5)      948.1
Intangibles, net........   4,139.9   2,303.6      41.6     666.2         --      7,151.3
Segment Assets..........  10,473.4   6,178.4   1,789.9   8,990.5    (8,152.9)   19,279.3
Capital Expenditures....     913.5     449.5     369.5       0.6       (17.0)    1,716.1
                         ---------  --------  --------  --------   ---------   ---------
1999
External Revenues....... $ 3,781.7  $  673.6  $1,091.7  $   13.3         --    $ 5,560.3
Intersegment Revenues...       3.3     137.0     293.0       2.5   $  (435.8)        --
                         ---------  --------  --------  --------   ---------   ---------
Total Revenues.......... $ 3,785.0  $  810.6  $1,384.7  $   15.8   $  (435.8)  $ 5,560.3
                         ---------  --------  --------  --------   ---------   ---------
Operating Profit
 (Loss)................. $  (289.6) $  338.3  $ (234.1) $ (126.0)  $  (103.1)  $  (414.5)
Depreciation and
 Amortization...........     312.0     280.5      77.4      20.8       (11.8)      678.9
Intangibles, net........   4,308.5   2,368.6      46.9     682.0         --      7,406.0
Segment Assets..........   9,056.6   5,984.7   1,167.3   2,765.9      (377.5)   18,597.0
Capital Expenditures....     516.9     956.4     175.0      30.0       (13.0)    1,665.3
                         ---------  --------  --------  --------   ---------   ---------
1998
External Revenues....... $ 1,813.7  $  643.8  $1,000.6  $   22.5         --    $ 3,480.6
Intersegment Revenues...       2.4     123.5      76.1       1.4   $  (203.4)        --
                         ---------  --------  --------  --------   ---------   ---------
Total Revenues.......... $ 1,816.1  $  767.3  $1,076.7  $   23.9   $  (203.4)  $ 3,480.6
                         ---------  --------  --------  --------   ---------   ---------
Operating Profit
 (Loss)................. $  (225.8) $  318.3  $    7.1  $ (107.6)  $   (33.1)  $   (41.1)
Depreciation and
 Amortization...........     102.3     235.0      66.9      13.9        (5.0)      413.1
Intangibles, net........       --    2,433.5      53.6     698.8         --      3,185.9
Segment Assets..........   2,190.4   5,890.5   1,299.0   3,470.6      (233.1)   12,617.4
Capital Expenditures....     230.8     921.7      40.0       3.3       133.0     1,328.8
                         ---------  --------  --------  --------   ---------   ---------

                        HUGHES ELECTRONICS CORPORATION



   The following table presents revenues earned from customers located in different geographic areas. Property is grouped by its physical location. All satellites are reported as United States assets.

                                2000                1999                1998
                         ------------------- ------------------- -------------------
                                     Net                 Net                 Net
                          Total   Property &  Total   Property &  Total   Property &
                         Revenues Satellites Revenues Satellites Revenues Satellites
                         -------- ---------- -------- ---------- -------- ----------
                                            (Dollars in Millions)
North America
  United States......... $6,008.2  $5,577.3  $4,407.9  $4,891.8  $2,645.6  $3,830.6
  Canada and Mexico.....    198.8      89.3     114.6      51.8      56.9       2.0
                         --------  --------  --------  --------  --------  --------
    Total North
     America............  6,207.0   5,666.6   4,522.5   4,943.6   2,702.5   3,832.6
                         --------  --------  --------  --------  --------  --------
Europe
  United Kingdom........    114.7       5.6     175.2      10.5     111.3      14.1
  Other.................     19.7       0.4      47.6       0.2      61.2       0.3
                         --------  --------  --------  --------  --------  --------
    Total Europe........    134.4       6.0     222.8      10.7     172.5      14.4
                         --------  --------  --------  --------  --------  --------
South America and the
 Caribbean
  Brazil................    285.4     234.3     157.7     151.1     150.9       4.6
  Other.................    282.3      12.1     245.3       9.8     104.2      11.1
                         --------  --------  --------  --------  --------  --------
    Total South America
     and the Caribbean..    567.7     246.4     403.0     160.9     255.1      15.7
                         --------  --------  --------  --------  --------  --------
Asia
  Japan.................     34.5       0.6     103.6       0.7      67.5       0.5
  India.................     81.1      16.4      85.1      12.4      79.9      14.7
  China.................     35.1       0.7      27.7       1.2      63.4       1.7
  Other.................    139.4       0.9     108.5       0.5      65.5       0.6
                         --------  --------  --------  --------  --------  --------
    Total Asia..........    290.1      18.6     324.9      14.8     276.3      17.5
                         --------  --------  --------  --------  --------  --------
Total Middle East.......     14.0       --       11.9       --       20.0       --
Total Africa............     74.4       0.2      75.2       0.3      54.2       0.3
                         --------  --------  --------  --------  --------  --------
    Total............... $7,287.6  $5,937.8  $5,560.3  $5,130.3  $3,480.6  $3,880.5
                         ========  ========  ========  ========  ========  ========

Note 20: Commitments and Contingencies

   In connection with the sale by Hughes of the Satellite Businesses to Boeing, the terms of the stock purchase agreement provide for an adjustment to the purchase price based upon the final closing net assets of the Satellite Businesses compared to the estimated closing net assets. The stock purchase agreement also provides a process for resolving any disputes that might arise in connection with the final determination of the final closing net assets.

   Boeing recently submitted proposed changes to the closing net assets, which Hughes is currently reviewing. It is possible that the ultimate resolution of these proposed changes may result in Hughes making a cash payment to Boeing that would be material to Hughes. Although Hughes believes it has adequately provided for an adjustment to the purchase price, the total amount of any such adjustment cannot be determined at this time.

   Additionally, as part of the sale of the Satellite Businesses, Hughes retained limited liability for certain possible fines and penalties and the financial consequences of debarment associated with potential criminal violations of U.S. export control laws, which are currently being investigated, related to the businesses now owned by Boeing, should such sanctions be imposed by either the Department of Justice or State Department against the Satellite Businesses. Hughes does not expect any sanctions imposed to have a material adverse effect on its consolidated financial statements.

                        HUGHES ELECTRONICS CORPORATION



   In connection with the 1997 spin-off of Hughes defense electronics business and the subsequent merger of that business with Raytheon, the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. These financial adjustments might require a cash payment from Raytheon to Hughes or vice versa.

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

   General Electric Capital Corporation ("GECC") and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment entered in GECC's favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted. Although it is not possible to predict the result of any eventual appeal in this case, Hughes does not believe that the litigation will ultimately have a material adverse impact on Hughes' consolidated financial statements.

   Hughes Communications Galaxy, Inc. ("HCGI") filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI's motion for summary judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On July 13, 2000, HCGI filed a notice to appeal the judgment with the U.S. Court of Appeals for the Federal Circuit and is requesting a greater amount than was previously awarded to HCGI. On August 4, 2000, the Government filed its cross appeal. As a result of the uncertainty regarding the outcome of this matter, no amount has been recorded in the consolidated financial statements to reflect the award. Final resolution of this issue could result in a gain that would be material to Hughes.

   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and proceedings are pending against Hughes, including those arising out of alleged breaches of contractual relationships; antitrust and patent infringement matters; and other items arising in the ordinary course of business. Hughes has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2000. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes' consolidated financial statements.

                        HUGHES ELECTRONICS CORPORATION


   Hughes purchases in-orbit and launch insurance for its satellite fleet to mitigate the potential financial impact of in-orbit and launch failures. The insurance generally does not compensate for business interruption or loss of future revenues or customers. Certain of Hughes' insurance policies contain exclusions related to known anomalies and Hughes is self-insured for certain other satellites. The portion of the book value of satellites that were self-insured or with coverage exclusions amounted to $519.5 million at December 31, 2000.

   At December 31, 2000, minimum future commitments under noncancelable operating leases having lease terms in excess of one year are primarily for real property and aggregated $141.0 million, payable as follows: $31.2 million in 2001, $26.0 million in 2002, $20.2 million in 2003, $15.9 million in 2004,
$19.1 million in 2005 and $28.6 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease rental income, were $55.9 million in 2000, $58.5 million in 1999 and $82.7 million in 1998.

   Hughes is contingently liable under standby letters of credit and bonds in the amount of $59.1 million at December 31, 2000. In Hughes' past experience, no material claims have been made against these financial instruments. In addition, at December 31, 2000, Hughes has guaranteed up to $340.7 million of bank debt, including $85.0 million related to Motient Corporation. Of the bank debt guaranteed, $85.0 million matures in March 2003 and $55.4 million matures in September 2007. The remaining $200.3 million is related to DIRECTV Latin America and SurFin guarantees of non-consolidated local operating company debt and is due in varying amounts over the next five years.

   In connection with the Direct-To-Home Broadcast businesses, Hughes has commitments related to certain programming agreements which are variable based upon the number of underlying subscribers and market penetration rates. Minimum payments over the terms of applicable contracts are anticipated to be approximately $1.3 billion.

   As part of a marketing agreement entered into with AOL on June 21, 1999, Hughes committed to increase its sales and marketing expenditures over the next three years by approximately $1.5 billion relating to DirecPC(R)/AOL-Plus, DIRECTV(R), DIRECTV(TM)/AOL TV and DirecDuo(TM). At December 31, 2000, Hughes' remaining commitment under this agreement was approximately $1.1 billion.

                                     * * *

                         HUGHES ELECTRONICS CORPORATION


                            SUPPLEMENTAL INFORMATION

Selected Quarterly Data (Unaudited)        1st       2nd       3rd       4th
-----------------------------------      --------  --------  --------  --------
                                           (Dollars in Millions Except Per
                                                   Share Amounts)
2000 Quarters
Revenues...............................  $1,703.1  $1,837.0  $1,688.5  $2,059.0
                                         --------  --------  --------  --------
Loss from continuing operations before
 income taxes and minority interests...  $ (337.7) $ (141.8) $ (201.7) $ (134.4)
Income tax benefit.....................    (221.8)    (54.8)    (77.8)    (51.7)
Minority interests in net losses of
 subsidiaries..........................       7.6       4.5      19.6      22.4
Income (loss) from discontinued
 operations............................      26.4      13.4      10.5     (14.2)
Gain on sale of discontinued
 operations, net of taxes..............       --        --        --    1,132.3
                                         --------  --------  --------  --------
Net income (loss)......................     (81.9)    (69.1)    (93.8)  1,057.8
Earnings (loss) used for computation of
 available separate consolidated net
 income (loss).........................  $ (101.3) $  (87.9) $ (112.6) $1,034.7
                                         ========  ========  ========  ========
Average number of shares of General
 Motors Class H common stock
 outstanding (in millions)
 (Numerator)...........................     413.4     562.7     873.9     874.9
Average Class H dividend base (in
 millions) (Denominator)...............   1,294.5   1,297.0   1,297.8   1,298.7
Available separate consolidated net
 income (loss).........................  $  (32.4) $  (38.1) $  (75.8) $  697.1
Stock price range of General Motors
 Class H common stock
  High.................................  $  47.00  $  41.58  $  37.61  $  38.00
  Low..................................  $  30.50  $  27.33  $  24.63  $  21.33
1999 Quarters
Revenues...............................  $  918.4  $1,316.1  $1,627.8  $1,698.0
                                         --------  --------  --------  --------
Loss from continuing operations before
 income taxes and minority interests...  $  (31.0) $  (70.8) $  (87.4) $ (470.8)
Income tax benefit.....................     (13.4)     (9.5)    (36.8)   (177.2)
Minority interests in net losses of
 subsidiaries..........................       6.5       6.8       8.8       9.9
Income (loss) from discontinued
 operations............................      84.1     (43.1)      6.9      51.9
                                         --------  --------  --------  --------
Net income (loss)......................      73.0     (97.6)    (34.9)   (231.8)
Earnings (loss) used for computation of
 available separate consolidated net
 income (loss).........................  $   78.3  $  (93.9) $  (54.3) $ (251.3)
                                         ========  ========  ========  ========
Average number of shares of General
 Motors Class H common stock
 outstanding (in millions)
 (Numerator)...........................     318.9     363.0     405.3     408.9
Average Class H dividend base (in
 millions) (Denominator)...............   1,200.6   1,244.7   1,286.7   1,290.3
Available separate consolidated net
 income (loss).........................  $   20.8  $  (27.4) $  (17.1) $  (79.6)
Stock price range of General Motors
 Class H common stock
  High.................................  $  17.67  $  21.29  $  20.81  $  32.54
  Low..................................  $  12.83  $  16.31  $  16.25  $  18.65

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

ITEM 13. Certain Relationships and Related Transactions

   Omitted.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Forms 8-K

                                                                    Page Number
                                                                    -----------
 (a) 1.  All Consolidated Financial Statements...................   See Part II
     2.  Financial Statement Schedule II--Valuation and
         Qualifying Accounts for the Years Ended December 31,
         2000, 1999, and 1998....................................            67
     3.  Exhibits (Including Those Incorporated by Reference)....
 Exhibit
 Number
 -------
 *2.1    Agreement and Plan of Merger among General Motors
         Corporation. Hughes Electronics Corporation and United
         States Satellite Broadcasting Company, Inc. dated
         December 11, 1998 (incorporated by reference to Exhibit
         2(a) to the Current Report on Form 8-K of General Motors
         Corporation filed December 17, 1998 (the "December 8-
         K"))....................................................

 *2.2    Shareholders Agreement dated December 11, 1998 among
         General Motors Corporation, Hughes Electronics
         Corporation, Hubbard Broadcasting, Inc., Stanley S.
         Hubbard, Stanley E. Hubbard and Robert W. Hubbard
         (incorporated by reference to Exhibit 2(b) to the
         December 8-K)...........................................

 *2.3    Asset Purchase Agreement among PRIMESTAR, Inc.,
         PRIMESTAR Partners L.P., PRIMESTAR MDU, Inc., the
         stockholders of PRIMESTAR, Inc. and Hughes Electronics
         Corporation, dated as of January 22, 1999 (incorporated
         by reference to Exhibit 99.1 to the Current Report on
         Form 8-K of General Motors Corporation filed February 2,
         1999 (the "February 8-K"))..............................

 *2.4    Asset Purchase Agreement among PRIMESTAR, Inc.,
         PRIMESTAR Partners L.P., Tempo Satellite, Inc., the
         stockholders of PRIMESTAR, Inc. and Hughes Electronics
         Corporation dated as of January 22, 1999 (incorporated
         by reference to Exhibit 99.2 to the February 8-K).......

 *2.5    Stock Purchase Agreement between The Boeing Company,
         Hughes Electronics Corporation and Hughes
         Telecommunications and Space Company for the purchase
         and sale of the outstanding capital stock of Hughes
         Space and Communications Company and certain additional
         outstanding capital stock, dated as of January 13, 2000
         (incorporated by reference to Exhibit 2.5 to the Annual
         Report on Form 10-K for the year ended December 31, 1999
         of Hughes Electronics Corporation) (the "1999 10-K")....

 *2.6    Agreement and Plan of Merger, dated as of December 21,
         2000, by and among Hughes Electronics Corporation,
         DIRECTV Broadband Inc. and Telocity Delaware Inc.
         (incorporated by reference to Exhibit (d)(1) to the
         Schedule TO of Hughes Electronics Corporation filed on
         February 1, 2001.)......................................

 *3.1    Amended and Restated Certificate of Incorporation of
         Hughes Electronics Corporation (incorporated by
         reference to Exhibit 3.1 to the Form 10 of Hughes
         Electronics Corporation filed August 13, 1999 (the "Form
         10"))...................................................

 *3.2    Bylaws of Hughes Electronics Corporation (incorporated
         by reference to Exhibit 3.2 to the Form 10).............

 *4.1    Specimen form of certificate representing Common Stock
         of Hughes Electronics Corporation (incorporated by
         reference to Exhibit 4.1 to the Form 10)................

 Exhibit                                                                  Page
 Number                                                                  Number
 -------                                                                 ------
  *10.1  Revolving Credit Agreement (Multi-Year Facility), dated as of
         December 5, 1997 among Hughes Network Systems, Inc. to be
         renamed Hughes Electronics Corporation, the Banks named
         therein and Bank of America National Trust and Savings
         Association as Administrative Agent, Morgan Guaranty Trust
         Company of New York, as Syndication Agent, Citicorp USA, Inc.
         and The Chase Manhattan Bank as Documentation Agents
         (the "Multi-Year Facility") (incorporated by reference to
         Exhibits 10.3 to the Form 10)................................

  *10.2  First Amendment to the Multi-Year Facility, dated as of
         December 15, 1998 (incorporated by reference to Exhibit 10.4 to the Form 10)..............................................

  *10.3  Amended and Restated Revolving Credit Agreement (Multi-Year
         Facility), dated as of November 24, 1999 among Hughes
         Electronics Corporation, the Banks named therein and Bank of
         America, N.A. as Administrative Agent, Morgan Guaranty Trust
         Company of New York as Syndication Agent, Citicorp USA, Inc.
         and The Chase Manhattan Bank as Documentation Agents (the
         "Revolving Credit Agreement--Multi-Year Facility")
         (incorporated by reference to Exhibit 10.9 to the 1999 10-
         K)...........................................................

  *10.4  First Amendment to Amended and Restated Revolving Credit
         Agreement--Multi-Year Facility, dated as of December 31, 1999
         (incorporated by reference to Exhibit 10.10 to the 1999 10-
         K)...........................................................

 **10.5  Second Amendment to Amended and Restated Revolving Credit
         Agreement--Multi-Year Facility, dated as of March 16, 2000...

 **10.6  Third Amendment to Amended and Restated Revolving Credit
         Agreement--Multi-Year Facility, dated as of September 19,
         2000.........................................................

  *10.7  Credit Agreement, dated as of June 3, 1999 among SurFin Ltd., certain designated subsidiaries, the Banks named therein and
         Citicorp USA, Inc. as Administrative Agent, Bank of America
         NT & SA as Syndication Agent, Deutsche Bank A.G., New York
         and Cayman Islands Branches, as Documentation Agent, The
         Chase Manhattan Bank, the First National Bank of Chicago,
         Morgan Guaranty Trust Company of New York and Westdeutsche
         Landesbank Girozentrale, New York and Cayman Islands Branches
         as Senior Managing Agents (incorporated by reference to
         Exhibit 10.6 to the 1999 10-K)...............................

 **10.8  Credit Agreement, dated as of September 20, 2000 among SurFin
         Ltd., certain designated subsidiaries, the Banks named
         therein and Citicorp USA, Inc. as Administrative Agent,
         Deutsche Bank A.G., New York Branch and/or Cayman Islands
         Branch, as Syndication Agent.................................

 **10.9  Revolving Credit Agreement (Bridge Facility), dated as of
         January 5, 2001, among DIRECTV Latin America, LLC, the Banks named therein and Deutsche Bank A.G., New York Branch, as
         Administrative Agent.........................................

  *10.10 DBS Distribution Agreement between Hughes Communications
         Galaxy, Inc. and National Rural Telecommunications
         Cooperative, dated April 10, 1992 (the "DBS Agreement")
         (incorporated by reference to Exhibit 10.5 to the Form 10)+..

  *10.11 Addendum I to the DBS Agreement (incorporated by reference to
         Exhibit 10.6 to the Form 10).................................

  *10.12 Amendment No. 1 to the DBS Agreement, dated May 11, 1992
         (incorporated by reference to Exhibit 10.7 to the Form 10)...

  *10.13 Amendment No. 2 to the DBS Agreement, dated May 26, 1992
         (incorporated by reference to Exhibit 10.8 to the Form 10)...

  *10.14 Amendment No. 3 to the DBS Agreement, Letter of Agreement,
         dated May 29, 1992 (incorporated by reference to Exhibit 10.9 to the Form 10)..............................................

 Exhibit                                                                   Page
 Number                                                                   Number
 -------                                                                  ------
 *10.15  Amendment No. 4 to the DBS Agreement, dated December 1, 1992
         (incorporated by reference to Exhibit 10.10 to the Form 10)...

 *10.16  Amendment No. 5 to the DBS Agreement, dated December 11, 1992
         (incorporated by reference to Exhibit 10.11 to the Form 10)...

 *10.17  Amendment No. 6 to the DBS Agreement, dated December 23, 1992
         (incorporated by reference to Exhibit 10.12 to the Form 10)...

 *10.18  Amendment No. 7 to the DBS Agreement, Letter of Agreement,
         dated July 9, 1993 (incorporated by reference to Exhibit 10.13 to the Form 10)...............................................

 *10.19  Amendment No. 8 to the DBS Agreement, Letter of Agreement,
         dated February 14, 1994 (incorporated by reference to Exhibit
         10.14 to the Form 10)+........................................

 *10.20  Amendment No. 9 to the DBS Agreement, Letter of Agreement,
         dated June 22, 1994 (incorporated by reference to Exhibit
         10.15 to the Form 10).........................................

 *10.21  Loan Agreement, dated May 15, 1997, between Hughes Network
         System, Inc. and PanAmSat (incorporated by reference to the
         Annual Report on Form 10-K for the year ended December 31,
         1997 of PanAmSat Corporation (PanAmSat's "Form 10-K"))........

 *10.22  First Amendment to Loan Agreement, dated December 23, 1997
         (incorporated by reference to PanAmSat's Form 10-K)...........

 *10.23  Credit Agreement, dated February 20, 1998, among PanAmSat, certain lenders and CitiCorp USA (incorporated by reference to
         PanAmSat's Form 10-K).........................................

 *10.24  Subordination Agreement, dated as of January 16, 1998, between
         Hughes Electronics and PanAmSat (incorporated by reference to
         PanAmSat's Form 10-K).........................................

 *10.25  Subordination and Amendment Agreement, dated as of February
         20, 1998, among Hughes Electronics Corporation, PanAmSat and
         CitiCorp USA Inc. (incorporated by reference to PanAmSat's
         Form 10-K)....................................................

 **23    Independent Auditors' Consent.................................    70

--------
 * Incorporated by reference.
**  Filed herewith.
 + Confidential treatment received for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act.

(b) Reports on Form 8-K

   Five reports on Form 8-K, dated September 28, 2000, October 11, 2000, November 1, 2000, November 1, 2000 and November 20, 2000 were filed during the quarter ended December 31, 2000 reporting matters under Item 5, Other Events.

                         HUGHES ELECTRONICS CORPORATION



                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                     Additions  Additions
                          Balance at charged to  charged               Balance
                          beginning  costs and  to other               at end
       Description         of year    expenses  accounts    Deductions of year
       -----------        ---------- ---------- ---------   ---------- -------
                                        (Dollars in Millions)
For the Year Ended
 December 31, 2000
Allowances Deducted from
 Assets
  Accounts and notes
   receivable (for
   doubtful
   receivables)..........  $ (92.9)   $(207.9)   $(77.9) a    $290.4 b $ (88.3)
  Net investment in
   sales-type leases (for
   doubtful
   receivables)..........    (10.3)       --        --           --      (10.3)
  Inventories
   (principally for
   obsolescence of
   service parts)........   (113.5)     (26.0)      --         104.7 c   (34.8)
                           -------    -------    ------       ------   -------
    Total Allowances
     Deducted from
     Assets..............  $(216.7)   $(233.9)   $(77.9)      $395.1   $(133.4)
                           =======    =======    ======       ======   =======
For the Year Ended
 December 31, 1999
Allowances Deducted from
 Assets
  Accounts and notes
   receivable (for
   doubtful
   receivables)..........  $ (23.9)   $(138.9)   $(79.5) a    $149.4 b $ (92.9)
  Net investment in
   sales-type leases (for
   doubtful
   receivables)..........    (10.6)       --        --           0.3 b   (10.3)
  Inventories
   (principally for
   obsolescence of
   service parts)........     (9.1)    (110.4)      --           6.0 c  (113.5)
                           -------    -------    ------       ------   -------
    Total Allowances
     Deducted from
     Assets..............  $ (43.6)   $(249.3)   $(79.5)      $155.7   $(216.7)
                           =======    =======    ======       ======   =======
For the Year Ended
 December 31, 1998
Allowances Deducted from
 Assets
  Accounts and notes
   receivable (for
   doubtful
   receivables)..........  $ (15.1)   $ (37.5)   $(22.1) a    $ 50.8 b $ (23.9)
  Net investment in
   sales-type leases (for
   doubtful
   receivables)..........    (12.9)       --        --           2.3 b   (10.6)
  Inventories
   (principally for
   obsolescence of
   service parts)........     (4.7)      (6.4)      --           2.0 c    (9.1)
                           -------    -------    ------       ------   -------
    Total Allowances
     Deducted from
     Assets..............  $ (32.7)   $ (43.9)   $(22.1)      $ 55.1   $ (43.6)
                           =======    =======    ======       ======   =======

--------
a. Primarily reflects the recovery of accounts previously written-off and increases resulting from acquisitions.
b. Relates to accounts written-off.
c. Relates to obsolete parts and/or discontinued product lines written-off.

Reference should be made to the Notes to the Consolidated Financial Statements.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          HUGHES ELECTRONICS CORPORATION
                                          (Registrant)

   Date: March 6, 2001                            /s/ Michael T. Smith
                                          By: _________________________________
                                                     (Michael T. Smith
                                                  Chairman of the Board of
                                               Directors and Chief Executive
                                                          Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 6th day of March 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

             Signature                           Title
             ---------                           -----


     /s/ Michael T. Smith            Chairman of the Board of      Principal Executive
____________________________________  Directors and Chief           Officer
         (Michael T. Smith)           Executive Officer


     /s/ Roxanne S. Austin           Senior Vice President and
____________________________________  Chief Financial Officer
        (Roxanne S. Austin)
                                                                   Principal Financial
                                                                    Officers
     /s/ Michael J. Gaines           Vice President and
____________________________________  Treasurer
        (Michael J. Gaines)

     /s/ Patrick T. Doyle            Vice President and            Principal Accounting
____________________________________  Controller                    Officer
         (Patrick T. Doyle)

    /s/ James M. Cornelius           Director
____________________________________
        (James M. Cornelius)

    /s/ Thomas E. Everhart           Director
____________________________________
        (Thomas E. Everhart)

       /s/ Peter A. Lund             Director
____________________________________
          (Peter A. Lund)

      /s/ Harry J. Pearce            Director
____________________________________
         (Harry J. Pearce)

     /s/ Eckhard Pfeiffer            Director
____________________________________
         (Eckhard Pfeiffer)


             Signature                           Title
             ---------                           -----
      /s/ Alfred C. Sikes            Director
____________________________________
         (Alfred C. Sikes)

     /s/ John F. Smith, Jr.          Director
____________________________________
        (John F. Smith, Jr.)

     /s/ Bernee D.L. Strom           Director
____________________________________
        (Bernee D.L. Strom)

  /s/ G. Richard Wagoner, Jr.        Director
____________________________________
     (G. Richard Wagoner, Jr.)

                                   * * * * *

                         HUGHES ELECTRONICS CORPORATION


                                                                      EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT

   We consent to the incorporation by reference in Registration Statement No. 333-78259 of Hughes Electronics Corporation on Form S-3 of our report dated January 16, 2001 appearing in this Annual Report on Form 10-K of Hughes Electronics Corporation for the year ended December 31, 2000.

/s/ Deloitte & Touche LLP
_____________________________________
DELOITTE & TOUCHE LLP

Los Angeles, California
March 6, 2001