Form 10-Q
period 2001-03-31
HUGHES ELECTRONICS CORP
filed 2001-05-10
CIK 944868

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  For the quarterly period ended March 31, 2001

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_] .

   As of March 31, 2001, there were outstanding 200 shares of the issuer's $0.01 par value common stock.

   The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         HUGHES ELECTRONICS CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I--Financial Information (Unaudited)

  Item 1. Financial Statements

      Consolidated Statements of Operations and Available Separate
       Consolidated Net Income (Loss) for the Three Months Ended March
       31, 2001 and 2000...............................................     3

      Consolidated Balance Sheets as of March 31, 2001 and December 31,
       2000............................................................     4

      Condensed Consolidated Statements of Cash Flows for the Three
       Months Ended March 31, 2001 and 2000............................     5

      Notes to the Consolidated Financial Statements...................     6

  Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    14

Part II--Other Information (Unaudited)

  Item 1. Legal Proceedings............................................    26

  Item 6. Exhibits and Reports on Form 8-K.............................    27

Signature..............................................................    27

                         HUGHES ELECTRONICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
               AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)
                                  (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
                                                              (Dollars in
                                                               Millions)
Revenues
  Direct broadcast, leasing and other services............ $1,698.2  $1,472.4
  Product sales...........................................    194.8     230.7
                                                           --------  --------
    Total Revenues........................................  1,893.0   1,703.1
                                                           --------  --------
Operating Costs and Expenses
  Broadcast programming and other costs...................    738.7     667.8
  Cost of products sold...................................    154.5     188.5
  Selling, general and administrative expenses............    886.6     694.1
  Depreciation and amortization...........................    265.7     210.2
                                                           --------  --------
    Total Operating Costs and Expenses....................  2,045.5   1,760.6
                                                           --------  --------
Operating Loss............................................   (152.5)    (57.5)
Interest income...........................................     23.8       3.9
Interest expense..........................................    (50.6)    (44.9)
Other, net................................................      7.2    (239.2)
                                                           --------  --------
Loss From Continuing Operations Before Income Taxes,
 Minority Interests and Cumulative Effect of Accounting
 Change...................................................   (172.1)   (337.7)
Income tax benefit........................................     49.9     221.8
Minority interests in net losses of subsidiaries..........     24.3       7.6
                                                           --------  --------
Loss from continuing operations before cumulative effect
 of accounting change.....................................    (97.9)   (108.3)
Income from discontinued operations, net of taxes.........      --       26.4
                                                           --------  --------
Loss before cumulative effect of accounting change........    (97.9)    (81.9)
Cumulative effect of accounting change, net of taxes......     (7.4)      --
                                                           --------  --------
Net Loss..................................................   (105.3)    (81.9)
Adjustment to exclude the effect of GM purchase
 accounting...............................................      0.8       5.3
                                                           --------  --------
Loss excluding the effect of GM purchase accounting
 adjustment...............................................   (104.5)    (76.6)
Preferred stock dividends.................................    (24.1)    (24.7)
                                                           --------  --------
Loss Used for Computation of Available Separate
 Consolidated Net Income (Loss)........................... $ (128.6) $ (101.3)
                                                           ========  ========
Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors Class H Common
 Stock outstanding (in millions) (Numerator)..............    875.4     413.4
Average Class H dividend base (in millions)
 (Denominator)............................................  1,299.1   1,294.5
Available Separate Consolidated Net Income (Loss)......... $  (86.7) $  (32.4)
                                                           ========  ========

--------
Reference should be made to the Notes to the Consolidated Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                        March 31,  December 31,
                                                          2001         2000
                                                        ---------  ------------
                                                        (Dollars in Millions)
                        ASSETS
Current Assets
  Cash and cash equivalents............................ $ 1,527.6   $ 1,508.1
  Accounts and notes receivable (less allowances)......   1,347.9     1,253.0
  Contracts in process.................................     168.6       186.0
  Inventories..........................................     431.5       338.0
  Deferred income taxes................................      94.7        89.9
  Prepaid expenses and other...........................     857.9       778.7
                                                        ---------   ---------
      Total Current Assets.............................   4,428.2     4,153.7
Satellites, net........................................   4,372.4     4,230.0
Property, net..........................................   1,748.5     1,707.8
Net Investment in Sales-type Leases....................     202.3       221.1
Intangible Assets, net.................................   7,104.7     7,151.3
Investments and Other Assets...........................   1,386.3     1,815.4
                                                        ---------   ---------
      Total Assets..................................... $19,242.4   $19,279.3
                                                        =========   =========

         LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Accounts payable..................................... $ 1,348.6   $ 1,224.2
  Deferred revenues....................................     136.6       137.6
  Short-term borrowings and current portion of long-
   term debt...........................................     382.9        24.6
  Accrued liabilities and other........................   1,188.0     1,304.5
                                                        ---------   ---------
      Total Current Liabilities........................   3,056.1     2,690.9
Long-Term Debt.........................................   1,313.2     1,292.0
Other Liabilities and Deferred Credits.................   1,646.2     1,647.3
Deferred Income Taxes..................................     666.3       769.3
Commitments and Contingencies
Minority Interests.....................................     524.2       553.7
Stockholder's Equity
  Capital stock and additional paid-in capital.........   9,983.4     9,973.8
  Preferred stock......................................   1,496.4     1,495.7
  Retained earnings....................................     502.2       631.6
                                                        ---------   ---------
Subtotal Stockholder's Equity..........................  11,982.0    12,101.1
                                                        ---------   ---------
  Accumulated Other Comprehensive Income (Loss)
   Minimum pension liability adjustment................     (16.1)      (16.1)
   Accumulated unrealized gains on securities and
    derivatives........................................      85.2       257.0
   Accumulated foreign currency translation
    adjustments........................................     (14.7)      (15.9)
                                                        ---------   ---------
  Accumulated other comprehensive income...............      54.4       225.0
                                                        ---------   ---------
      Total Stockholder's Equity.......................  12,036.4    12,326.1
                                                        ---------   ---------
      Total Liabilities and Stockholder's Equity....... $19,242.4   $19,279.3
                                                        =========   =========

--------
Reference should be made to the Notes to the Consolidated Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                                (Dollars in
                                                                 Millions)
Cash Flows from Operating Activities
    Net Cash Provided by (Used in) Operating Activities..... $ (144.6) $    7.9
                                                             --------  --------
Cash Flows from Investing Activities
  Investment in companies, net of cash acquired.............    (13.5)    (74.2)
  Expenditures for property.................................   (138.4)   (182.3)
  Increase in satellites....................................   (243.3)   (232.0)
  Proceeds from disposal of property........................      --       12.0
  Proceeds from sale of investments.........................     67.8      36.6
  Proceeds from insurance claims............................    132.4      33.8
                                                             --------  --------
    Net Cash Used in Investing Activities...................   (195.0)   (406.1)
                                                             --------  --------
Cash Flows from Financing Activities
  Net increase in short-term borrowings.....................    311.8     177.2
  Long-term debt borrowings.................................    535.9   1,258.4
  Repayment of long-term debt...............................   (468.2)   (987.2)
  Stock options exercised...................................      3.0      38.9
  Preferred stock dividends paid to General Motors..........    (23.4)    (23.4)
                                                             --------  --------
    Net Cash Provided by Financing Activities...............    359.1     463.9
                                                             --------  --------
Net cash provided by continuing operations..................     19.5      65.7
Net cash used in discontinued operations....................      --      (71.4)
                                                             --------  --------
Net increase (decrease) in cash and cash equivalents........     19.5      (5.7)
Cash and cash equivalents at beginning of the period........  1,508.1     238.2
                                                             --------  --------
Cash and cash equivalents at end of the period.............. $1,527.6  $  232.5
                                                             ========  ========

--------
Reference should be made to the Notes to the Consolidated Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Hughes Electronics Corporation ("Hughes") Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on March 6, 2001 and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

   Certain prior period amounts have been reclassified to conform to the March 31, 2001 presentation.

   Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the satellite systems manufacturing businesses ("Satellite Businesses"), which were sold to The Boeing Company ("Boeing") on October 6, 2000, are excluded from Hughes' results from continuing operations for 2000. Alternatively, the financial results of the Satellite Businesses for 2000 are presented in Hughes' Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled "Income from discontinued operations, net of taxes," and the net cash flows are presented in the Condensed Consolidated Statements of Cash Flows as "Net cash used in discontinued operations." See further discussion in Note 8.

   The accompanying consolidated financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from the purchase accounting adjustment associated with General Motors Corporation's ("GM") purchase of Hughes in 1985, of which a substantial portion is allocated to the Satellite Businesses.

Note 2. New Accounting Standard

   Hughes adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million during the quarter ended March 31, 2001, as a cumulative effect of accounting change in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) and an after-tax unrealized gain of $0.4 million in Other Comprehensive Income
(Loss) ("OCI").

   SFAS No. 133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. Hughes uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. The ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative's change in fair value are immediately recognized in "Other, net." Hughes assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. In addition to derivative contracts entered into for hedging purposes, Hughes holds financial instruments obtained in connection with supplier contracts, such as stock purchase warrants, which are also accounted for as derivatives under SFAS No. 133. Adjustments to the fair value of these non-hedging derivative instruments are reflected in "Other, net."

                         HUGHES ELECTRONICS CORPORATION

   The net deferred gain from effective cash flow hedges in OCI of $0.9 million at March 31, 2001 is expected to be recognized in earnings during the year ended December 31, 2001.

Note 3. Inventories

 Major Classes of Inventories

                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
                                                          (Dollars in Millions)
Productive materials and supplies........................  $ 85.4      $ 89.5
Work in process..........................................   176.7       128.3
Finished goods...........................................   169.4       120.2
                                                           ------      ------
  Total..................................................  $431.5      $338.0
                                                           ======      ======

Note 4. Comprehensive Income (Loss)

   Hughes' total comprehensive income (loss) was as follows:

                                                          Three Months Ended
                                                              March 31,
                                                        -----------------------
                                                           2001         2000
                                                        -----------  ----------
                                                        (Dollars in Millions)
Net loss..............................................      $(105.3)     $(81.9)
Other comprehensive income (loss):
  Foreign currency translation adjustments............          1.2       (25.3)
  Cumulative effect of accounting change..............          0.4         --
  Unrealized gains (losses) on securities and
   derivatives:
    Unrealized holding gains (losses).................       (149.9)      171.0
    Less: reclassification adjustment for gains
     recognized
      during the period...............................        (22.3)        --
                                                        -----------  ----------
    Other comprehensive income (loss).................       (170.6)      145.7
                                                        -----------  ----------
      Total comprehensive income (loss)...............      $(275.9) $     63.8
                                                        ===========  ==========

Note 5. Available Separate Consolidated Net Income (Loss)

   GM Class H common stock is a "tracking stock" of GM designed to provide holders with financial returns based on the financial performance of Hughes. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).

   Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) ("ASCNI") of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the net income (loss) of Hughes, excluding the effects of the GM purchase accounting adjustment arising from GM's acquisition of Hughes and reduced by the effects of preferred stock dividends paid and/or payable to GM (earnings (loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period (875.4 million and 413.4 million during the first quarters of 2001 and 2000, respectively) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in

                         HUGHES ELECTRONICS CORPORATION
the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 1,299.1 million and 1,294.5 million during the first quarters of 2001 and 2000, respectively.

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

   During the second quarter of 2000, GM completed an exchange offer in which GM repurchased 86 million shares of GM $1-2/3 par value common stock and issued 92 million shares (prior to giving effect to the stock split during 2000) of GM Class H common stock. In addition, on June 12, 2000, GM contributed approximately 54 million shares (prior to giving effect to the stock split during 2000) and approximately 7 million shares (prior to the stock split during 2000) of GM Class H common stock to its U.S. Hourly-Rate Employees Pension Plan and VEBA trust, respectively.

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

   Since January 1, 1999, shares of Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes increases the numerator and denominator of the fraction referred to above. Prior to January 1, 1999, the exercise of stock options did not affect the GM Class H dividend base (denominator). From time to time, in anticipation of exercises of stock options, Hughes may purchase Class H common stock on the open market. Upon purchase, these shares are retired and therefore decrease the numerator and denominator of the fraction referred to above.

Note 6. Hughes Series A Preferred Stock

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

                         HUGHES ELECTRONICS CORPORATION

Note 7. Short-Term Borrowings and Long-Term Debt

 Short-Term Borrowings and Current Portion of Long-Term Debt

                                      Interest Rates  at
                                          March 31,      March 31, December 31,
                                             2001          2001        2000
                                      ------------------ --------- ------------
                                                         (Dollars in Millions)
Revolving credit facility............        6.15%        $333.0
Other short-term borrowings..........       10.00%           3.4      $ 3.4
Current portion of long-term debt....        5.55%          46.5       21.2
                                                          ------      -----
  Total short-term borrowings and
   current portion of
   long-term debt....................                     $382.9      $24.6
                                                          ======      =====

 Long-Term Debt

                                              Interest
                                              Rates  at
                                              March 31,   March 31, December 31,
                                                2001        2001        2000
                                            ------------- --------- ------------
                                                          (Dollars in Millions)
Notes payable.............................. 5.55%-- 6.88% $  796.5    $  817.7
Revolving credit facilities................         7.82%    536.1       464.9
Other debt................................. 9.61%--11.11%     27.1        30.6
                                                          --------    --------
  Total debt...............................                1,359.7     1,313.2
Less current portion.......................                   46.5        21.2
                                                          --------    --------
  Total long-term debt.....................               $1,313.2    $1,292.0
                                                          ========    ========

Note 8. Acquisitions, Investments and Divestitures

 Acquisitions and Investments

   On January 1, 2001, DIRECTV Latin America, LLC ("DLA"), which operates the Latin America DIRECTV business, acquired from Bavaria S.A. an additional 14.2% ownership interest in Galaxy Entretenimiento de Colombia ("GEC"), a DLA local operating company located in Colombia. As a result of the transaction, Hughes' ownership interest in GEC increased from 44.2% to 55.2%. The purchase price consisted of prior capital contributions of $4.4 million made by DLA during 2000 on behalf of Bavaria S.A. The increased ownership in GEC resulted in its consolidation from January 1, 2001 and was accounted for using the purchase method of accounting.

   In April 2000, DLA acquired a 37.5% ownership interest in GEC from Carvajal S.A. that increased Hughes' ownership interest from 15% to 44.2%. The purchase price consisted of $6.7 million in cash and notes payable.

 Divestitures

   On October 6, 2000, Hughes completed the sale of its Satellite Businesses for $3.75 billion in cash, plus the estimated book value of the closing net assets of the businesses sold in excess of a target amount. The transaction resulted in the recognition of a pre-tax gain of $2,036.0 million, or $1,132.3 million after-tax. Included in this gain is a net after-tax curtailment loss of $42 million related to pension and other postretirement benefit plan assets and liabilities associated with the Satellite Businesses. The purchase price is subject to adjustment based upon the final closing net assets as discussed in
Note 10.

                         HUGHES ELECTRONICS CORPORATION

   Summarized financial information for the discontinued operations (excluding intercompany transactions) follows:

                                                                    Three Months
                                                                       Ended
                                                                     March 31,
                                                                        2000
                                                                    ------------
                                                                    (Dollars in
                                                                     Millions)
      Revenues.....................................................    $389.1
      Income tax provision.........................................      15.8
      Net income...................................................      26.4

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

   In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to "Other, net" of $106.0 million. The adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and settlements of various contracts and claims. The amounts paid for accrued exit costs and involuntary termination benefits in the first quarter of 2001 were $2.1 million and $5.9 million, respectively. The amounts remaining at March 31, 2001 for accrued exit costs and involuntary termination benefits were $101.1 million and $0.9 million, respectively.

   DIRECTV Japan employed approximately 290 personnel as of March 31, 2000, of which 244 were terminated during 2000. All remaining personnel were terminated in the first quarter of 2001.

   In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of Hughes' interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. In the fourth quarter of 2000, a portion of the decline in the value of the Sky Perfect investment was determined to be "other than temporary" based on investment research analysis, resulting in a write-down of the investment of $86 million. At March 31, 2001, the market value of Hughes' investment was $144.8 million.

                         HUGHES ELECTRONICS CORPORATION

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

   Selected information for Hughes' operating segments are reported as follows:

                          Direct-
                          To-Home   Satellite Network
                         Broadcast  Services  Systems  Other   Eliminations  Total
                         ---------  --------- -------  ------  ------------ --------
                                          (Dollars in Millions)
For the Three Months
 Ended:
March 31, 2001
External Revenues....... $1,486.0    $166.5   $233.3   $  7.2        --     $1,893.0
Intersegment Revenues...      3.9      38.7     14.9      0.1    $ (57.6)        --
                         --------    ------   ------   ------    -------    --------
Total Revenues.......... $1,489.9    $205.2   $248.2   $  7.3    $ (57.6)   $1,893.0
                         ========    ======   ======   ======    =======    ========
Operating Profit
 (Loss)................. $ (145.5)   $ 41.1   $(52.6)  $  1.5    $   3.0    $ (152.5)

March 31, 2000
External Revenues....... $1,166.7    $264.4   $269.0   $  3.0        --     $1,703.1
Intersegment Revenues...      7.1      34.7     95.5      0.6    $(137.9)        --
                         --------    ------   ------   ------    -------    --------
Total Revenues.......... $1,173.8    $299.1   $364.5   $  3.6    $(137.9)   $1,703.1
                         ========    ======   ======   ======    =======    ========
Operating Profit
 (Loss)................. $ (126.0)   $127.3   $  0.1   $(29.5)   $ (29.4)   $  (57.5)

Note 10. Contingencies

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

                         HUGHES ELECTRONICS CORPORATION

   In connection with the 1997 spin-off of Hughes' defense electronics business and the subsequent merger of that business with Raytheon, the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. These financial adjustments might require a cash payment from Raytheon to Hughes or vice versa.

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

   General Electric Capital Corporation ("GECC") and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV(R) programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment entered in GECC's favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted. Although it is not possible to predict the result of any eventual appeal in this case, Hughes does not believe that the litigation will ultimately have a material adverse impact on Hughes' consolidated financial statements.

   Hughes Communications Galaxy, Inc. ("HCGI") filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI's motion for summary judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On July 13, 2000, HCGI filed a notice to appeal the judgment with the U.S. Court of Appeals for the Federal Circuit and is requesting a greater amount than was previously awarded to HCGI. On August 4, 2000, the Government filed its cross appeal. As a result of the uncertainty regarding the outcome of this matter, no amount has been recorded in the consolidated financial statements to reflect the award. Oral argument is scheduled to be heard in July 2001. Final resolution of this issue could result in a gain that would be material to Hughes.

   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and proceedings are pending against Hughes, including those arising out of alleged breaches of contractual relationships; antitrust and patent infringement matters; and other items arising in the ordinary course of business. Hughes has established

                         HUGHES ELECTRONICS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that are not currently estimable. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes' consolidated financial statements.

   Hughes purchases in-orbit and launch insurance for its satellite fleet to mitigate the potential financial impact of in-orbit and launch failures. The insurance generally does not compensate for business interruption or loss of future revenues or customers. Certain of Hughes' insurance policies contain exclusions related to known anomalies and Hughes is self-insured for certain other satellites. The portion of the book value of satellites that were self-insured or with coverage exclusions amounted to approximately $480 million at March 31, 2001.

Note 11. Subsequent Event

   On May 1, 2001, DLA acquired from Plataforma Digital S.A. and Grupo Clarin S.A. a 51% ownership interest in Galaxy Entertainment de Argentina ("GEA"), a local operating company located in Argentina that provides direct-to-home broadcast services. The purchase price consisted of a 3.98% ownership interest in DLA. As a result of the transaction, Hughes' interest in DLA decreased from 77.8% to 74.7% and Hughes' ownership in GEA increased from 20% to 58.1%.

   On April 3, 2001, Hughes acquired Telocity Delaware, Inc. ("Telocity"), a company that provides land-based digital subscriber line (DSL) services, through the completion of a tender offer and merger. The purchase price consisted of $177.8 million of cash for the purchase of all outstanding Telocity shares plus $20 million of interim financing.

   The acquisitions, discussed above, will be accounted for using the purchase method of accounting in the second quarter of 2001 and result in their consolidation from the dates of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  SUMMARY DATA

                                                             Three Months
                                                            Ended March 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
                                                              (Dollars in
                                                               Millions)
                                                              (Unaudited)
Consolidated Statements of Operations Data:
Total revenues............................................ $1,893.0  $1,703.1
Total operating costs and expenses........................  2,045.5   1,760.6
                                                           --------  --------
Operating loss............................................   (152.5)    (57.5)
Other expenses, net.......................................    (19.6)   (280.2)
Income tax benefit........................................     49.9     221.8
Minority interests in net losses of subsidiaries..........     24.3       7.6
                                                           --------  --------
Loss from continuing operations before cumulative effect
 of accounting change.....................................    (97.9)   (108.3)
Income from discontinued operations, net of taxes.........      --       26.4
Cumulative effect of accounting change, net of taxes......     (7.4)      --
                                                           --------  --------
Net loss..................................................   (105.3)    (81.9)
Adjustment to exclude the effect of GM purchase
 accounting...............................................      0.8       5.3
Preferred stock dividends.................................    (24.1)    (24.7)
                                                           --------  --------
Loss Used for Computation of Available Separate
 Consolidated Net Income (Loss)........................... $ (128.6) $ (101.3)
                                                           ========  ========
Other Data:
EBITDA(1)................................................. $  113.2  $  152.7
EBITDA Margin(1)..........................................      6.0%      9.0%
Depreciation and amortization............................. $  265.7  $  210.2
Capital expenditures......................................    351.2     414.3

                                                         March 31,
                                                           2001     December 31,
                                                        (Unaudited)     2000
                                                        ----------- ------------
                                                         (Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents..............................  $ 1,527.6   $ 1,508.1
Total current assets...................................    4,428.2     4,153.7
Total assets...........................................   19,242.4    19,279.3
Total current liabilities..............................    3,056.1     2,690.9
Long-term debt.........................................    1,313.2     1,292.0
Minority interests.....................................      524.2       553.7
Total stockholder's equity.............................   12,036.4    12,326.1

--------
Certain prior period amounts have been reclassified to conform to the March 31, 2001 presentation.
(1) EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles. Hughes management believes it is a meaningful measure of performance and is commonly used by other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

                            SUMMARY DATA--Concluded

                             Selected Segment Data

                            Direct-
                            To-Home   Satellite Network  Eliminations
                           Broadcast  Services  Systems   and Other    Total
                           ---------  --------- -------  ------------ --------
                                         (Dollars in Millions)
                                              (Unaudited)
For the Three Months
 Ended:
March 31, 2001
Total Revenues...........  $1,489.9    $205.2   $248.2      $(50.3)   $1,893.0
                           --------    ------   ------     -------    --------
Operating Profit (Loss)..  $ (145.5)   $ 41.1   $(52.6)    $   4.5    $ (152.5)
Operating Profit Margin..       N/A      20.0%     N/A         N/A         N/A
EBITDA...................  $    6.0    $140.0   $(38.3)    $   5.5    $  113.2
EBITDA Margin............       0.4%     68.2%     N/A         N/A         6.0%
                           --------    ------   ------     -------    --------
Depreciation and
 Amortization............  $  151.5    $ 98.9   $ 14.3     $   1.0    $  265.7
Capital Expenditures.....     127.6      67.2    178.2       (21.8)      351.2
                           --------    ------   ------     -------    --------
March 31, 2000
Total Revenues...........  $1,173.8    $299.1   $364.5     $(134.3)   $1,703.1
                           --------    ------   ------     -------    --------
Operating Profit (Loss)..  $ (126.0)   $127.3   $  0.1     $ (58.9)   $  (57.5)
Operating Profit Margin..       N/A      42.6%     N/A         N/A         N/A
EBITDA...................  $   (9.2)   $201.0   $ 16.8     $ (55.9)   $  152.7
EBITDA Margin............       N/A      67.2%     4.6%        N/A         9.0%
                           --------    ------   ------     -------    --------
Depreciation and
 Amortization............  $  116.8    $ 73.7   $ 16.7     $   3.0    $  210.2
Capital Expenditures          168.0     158.0     67.6        20.7       414.3
                           --------    ------   ------     -------    --------

--------
Certain prior period amounts have been reclassified to conform to the March 31, 2001 presentation.

   The following management's discussion and analysis should be read in conjunction with the Hughes management's discussion and analysis included in the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on March 6, 2001 and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

   This Quarterly Report may contain certain statements that Hughes believes are, or may be considered to be, "forward-looking statements," within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause Hughes' actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal important risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, ability to obtain export licenses, competition, ability to achieve cost reductions, ability to timely perform material contracts, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, ability of customers to obtain financing, Hughes' ability to access capital to maintain its financial flexibility and the effects of any strategic transactions involving Hughes that General Motors Corporation ("GM"), the parent company of Hughes, may enter into as noted below.

   Additionally, the in-orbit satellites of Hughes and its 81% owned subsidiary, PanAmSat Corporation ("PanAmSat"), are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operations of Hughes' businesses. With respect to both in-orbit and launch problems, insurance carried by Hughes and PanAmSat generally does not compensate for business interruption or loss of future revenues or customers. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by these anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers.

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

General

 Business Overview

   The continuing operations of Hughes are comprised of the following segments: Direct-To-Home Broadcast, Satellite Services and Network Systems. The satellite systems manufacturing businesses ("Satellite Businesses"), which Hughes sold to The Boeing Company ("Boeing") on October 6, 2000, are reported as discontinued operations for 2000. This transaction is discussed more fully in Note 8 to the consolidated financial statements and below in "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures."

   The Direct-To-Home Broadcast segment consists primarily of the United States and Latin America DIRECTV businesses, which provide digital multi-channel entertainment services.

   The Latin America DIRECTV businesses are comprised of DIRECTV Latin America, LLC ("DLA"), Hughes' 77.8% owned subsidiary that provides DIRECTV services in Latin America and the Caribbean Basin; SurFin Ltd. ("SurFin"), a company 75% owned by Hughes, that provides financing of subscriber receiver equipment to certain DLA operating companies; Grupo Galaxy Mexicana, S.R.L. de C.V. ("GGM"), the exclusive distributor of DIRECTV in Mexico, which was acquired by Hughes in February 1999; Galaxy Brasil, Ltda. ("GLB"), the exclusive distributor of DIRECTV in Brazil, which was acquired by DLA in July 1999; and Galaxy Entretenimiento de Colombia ("GEC"), the exclusive distributor of DIRECTV in Colombia, which was acquired by DLA in January 2001. The results of operations for GEC have been included in Hughes' financial information since the date of acquisition. See Note 8 to the consolidated financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," below, for further discussion.

   Also included as part of the 2000 non-operating results of the Direct-To-Home Broadcast segment is DIRECTV Japan Management, Inc., DIRECTV Japan, Inc., and certain related companies (collectively "DIRECTV Japan"), Hughes affiliates that provided DIRECTV services in Japan. On March 1, 2000, Hughes announced that DIRECTV Japan's operations would be discontinued. DIRECTV Japan ceased broadcasting on September 30, 2000. See Note 8 to the consolidated financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," below, for further discussion.

   The Satellite Services segment consists of PanAmSat, Hughes' 81% owned subsidiary. PanAmSat is a leading provider of global video and data broadcasting services via satellite. PanAmSat builds, owns and operates satellite-based networks that deliver entertainment and information to cable television systems, television broadcast affiliates, direct-to-home satellite television operators, Internet Service Providers, telecommunications companies and other corporations. PanAmSat provides satellite services to its customers primarily through long-term operating lease contracts for the full or partial use of satellite transponder capacity. During the first quarter of 2000, PanAmSat introduced NET-36(TM) to provide satellite-based Internet broadcast services. These services leverage PanAmSat's fleet of satellites to ensure that high-speed Internet subscribers receive digital and streaming media using PanAmSat satellites and servers while avoiding Internet congestion that would otherwise diminish video fidelity.

   The Network Systems segment consists of Hughes Network Systems ("HNS"), which is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV(TM) receiving equipment (set-top boxes and dishes).

 Satellite Fleet

   Hughes has a fleet of 25 satellites, five owned by DIRECTV and 20 owned and operated by PanAmSat.

   PanAmSat expects to add additional satellites as part of its comprehensive satellite expansion and restoration plan. The additional satellites are intended to meet the expected demand for additional satellite capacity, replace capacity affected by satellite anomalies, and provide added backup to existing capacity. In connection with this plan, five satellites have been successfully launched since December 1999 and PanAmSat expects to launch four additional satellites, currently under construction. One of these satellites is scheduled to be launched in May 2001, followed by a second satellite scheduled to be launched in the third quarter of 2001. A third satellite is scheduled to be launched in 2002 and the fourth satellite is scheduled to be launched in late 2002 or early 2003.

   DIRECTV U.S.' 4S satellite, a high-power spot-beam satellite, is currently under construction and is expected to be launched in October 2001. DIRECTV expects to use DIRECTV 4S to provide additional capacity for new local channel service or other new services beginning in 2002. Also, the high-power DIRECTV 5 satellite is expected to be launched in late 2001 as a replacement to DIRECTV 6, which will then serve as a back-up.

Results of Operations

 Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
 2000

   Revenues. Revenues for the first quarter of 2001 increased 11.2% to $1,893.0 million, compared with $1,703.1 million in the first quarter of 2000. The increased revenues resulted primarily from the Direct-To-Home Broadcast segment, which reported $316.1 million of higher revenues over the first quarter of 2000. The increased revenues from the Direct-To-Home Broadcast segment were partially offset by a decrease in revenues of $116.3 million at the Network Systems segment and $93.9 million at the Satellite Services segment. The higher revenues from the Direct-To-Home Broadcast segment resulted from the addition of about 2.0 million net new subscribers in the United States and Latin America since March 31, 2000. The decrease in revenues from the Network Systems segment was principally due to decreased shipments of DIRECTV receiver equipment and a decrease in manufacturing subsidies due primarily to DIRECTV's completion of the conversion of PRIMESTAR By DIRECTV customers to the high-power DIRECTV(R) service in 2000. The decrease in revenues from the Satellite Services segment was principally due to $94 million of new outright sales and sales-type lease transactions executed during the first quarter of 2000 for which there were no comparable results in the first quarter of 2001.

   Operating Costs and Expenses. Operating costs and expenses increased to $2,045.5 million in the first quarter of 2001 from $1,760.6 million in the first quarter of 2000. Broadcast programming and other costs increased by $70.9 million in the first quarter of 2001 from the same period in 2000 due to higher costs at the Direct-To-Home Broadcast segment resulting from the increase in subscribers. This increase was partially offset by decreased costs at the Satellite Services segment associated with the new outright sales and sales-type lease transactions executed during the first quarter of 2000 for which there were no comparable results in the first quarter of 2001. Costs of products sold decreased by $34.0 million in the first quarter of 2001 from the first quarter of 2000 due to the decreased shipments of DIRECTV receiver equipment. Selling, general and administrative expenses increased by $192.5 million during the first quarter of 2001 compared to the same period in 2000 due primarily to higher marketing costs at the Direct-To-Home Broadcast segment resulting from increased subscriber growth in both the United States and Latin America and higher direct operating and selling, general and administrative expenses at the Satellite Systems segment that resulted from the continued satellite fleet expansion and costs associated with the NET-36 initiative. Depreciation and amortization increased by $55.5 million during the first quarter of 2001 compared to the first quarter of 2000 due to capital expenditures for property and satellites since the first quarter of 2000 and a change in the useful life of the Galaxy VIII-i satellite that resulted from the failure of its primary propulsion system during the third quarter of 2000.

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

   EBITDA for the first quarter of 2001 was $113.2 million and EBITDA margin was 6.0%, compared to EBITDA of $152.7 million and EBITDA margin of 9.0% in the first quarter of 2000. The change in EBITDA resulted from decreased EBITDA at the Satellite Services segment principally due to the new outright sales and sales-type lease transactions executed during the first quarter of 2000 for which there were no comparable results in the first quarter of 2001 and higher direct operating and selling, general and administrative expenses; lower EBITDA at the Network Systems segment primarily due to decreased shipments of DIRECTV receiver equipment and a decrease in manufacturing subsidies; partially offset by the Direct-To-Home Broadcast segment's positive EBITDA in the first quarter of 2001 compared to negative EBITDA in the first quarter of 2000 that resulted from an increase in revenues discussed above, partially offset by higher marketing costs associated with the subscriber growth. The change in EBITDA margin resulted primarily from losses at the Network Systems segment.

   Operating Loss. The operating loss for the first quarter of 2001 was $152.5 million compared to an operating loss of $57.5 million in the first quarter of 2000. The increased operating loss resulted from the decrease in EBITDA and higher depreciation and amortization expense.

   Interest Income and Expense. Interest income increased to $23.8 million for the first quarter of 2001 compared to interest income of $3.9 million for the same period of 2000 due to increased cash and cash equivalents that resulted from the sale of the Satellite Businesses in October 2000. Interest expense increased to $50.6 million for the first quarter of 2001 from $44.9 million for the first quarter of 2000. The higher interest expense primarily resulted from higher average outstanding borrowings. Changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."

   Other, Net. Other, net increased to a net income of $7.2 million for the first quarter of 2001 from a net expense of $239.2 million in the same period of 2000. Other, net income for the first quarter of 2001 resulted primarily from gains from the sale of investments, partially offset by equity method losses. Other, net expense for the first quarter of 2000 included $68.6 million of equity method losses and a $170.6 million change related to the exit of the DIRECTV Japan business, which is more fully discussed below in "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures."

   Income Taxes. Hughes recognized an income tax benefit of $49.9 million for the first quarter of 2001, compared to $221.8 million in the first quarter of 2000. The lower tax benefit in the first quarter of 2001 is due to lower pre-tax losses in 2001 as well as the additional tax benefit in 2000 associated with the write-off of Hughes' historical investment in DIRECTV Japan.

   Loss From Continuing Operations. Hughes reported a loss from continuing operations before cumulative effect of accounting change of $97.9 million for the 2001 first quarter, compared to $108.3 million for the same period of 2000.

   Discontinued Operations. On October 6, 2000, Hughes completed the sale of its Satellite Businesses for $3.75 billion in cash, plus the estimated book value of the closing net assets of the businesses sold in excess of a target amount. Therefore, while 2000 includes the operating results of the Satellite Businesses through the date of sale, there are no comparable results in 2001.

   Revenues for the Satellite Businesses for the first quarter of 2000 was $515.0 million. Revenues, excluding intercompany transactions, for the first quarter of 2000 was $389.1 million.

   The Satellite Businesses reported operating profit of $43.4 million for the first quarter of 2000. Operating profit excluding intercompany transactions, amounted to $42.2 million for the first quarter of 2000.

   Income from discontinued operations, net of taxes was $26.4 million for the first quarter of 2000.

   Cumulative Effect of Accounting Change. Hughes adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. SFAS No. 133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million during the quarter ended March 31, 2001, as a cumulative effect of accounting change in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) and an after-tax unrealized gain of $0.4 million in Other Comprehensive Income (Loss).

 Direct-To-Home Broadcast Segment

   Direct-To-Home Broadcast segment first quarter 2001 revenues increased 26.9% to $1,489.9 million from $1,173.8 million in the first quarter of 2000. The Direct-To-Home Broadcast segment had positive EBITDA of $6.0 million in the first quarter of 2001 compared with negative EBITDA of $9.2 million in the first quarter of 2000. The operating loss for the segment increased to $145.5 million in the first quarter of 2001 from $126.0 million in the first quarter of 2000.

   United States. DIRECTV U.S. was the biggest contributor to the segment's revenue growth with revenues of $1,324 million in the first quarter of 2001, a 25% increase over first quarter 2000 revenues of $1,059 million. The large increase in revenues resulted primarily from an increased number of DIRECTV subscribers since March 31, 2000. As of March 31, 2001, DIRECTV had more than
9.8 million high-power subscribers compared to about 7.4 million high-power and
0.9 million PRIMESTAR By DIRECTV medium-power subscribers at March 31, 2000. DIRECTV added 340,000 net new subscribers in the first quarter of 2001, compared to 405,000 net new subscribers in the first quarter of 2000. Average monthly programming revenue per subscriber for the high-power business was $59 and $58 at March 31, 2001 and March 31, 2000, respectively. DIRECTV completed the conversion of the medium-power subscribers to the high-power service at September 30, 2000.

   EBITDA was $50 million for the first quarter of 2001 compared to EBITDA of $31 million for the first quarter of 2000. The operating loss in the first quarter of 2001 for the DIRECTV U.S. businesses was $53 million compared to $66 million in the first quarter of 2000. The change in EBITDA and operating loss was due to the increase in revenues discussed above, which more than offset increased subscriber acquisition and programming costs associated with the subscriber growth.

   Latin America. Revenues for the Latin America DIRECTV businesses increased 45% to $165 million in the first quarter of 2001 from $114 million in the first quarter of 2000. The increase in revenues was primarily due to continued subscriber growth. Subscribers grew to about 1.4 million at March 31, 2001 compared to 0.9 million at March 31, 1999. Latin America DIRECTV added 101,000 net new subscribers in the first quarter of 2001 compared to 105,000 net new subscribers in the first quarter of 2000. Average monthly programming revenue per subscriber was $36 and $34 at March 31, 2001 and March 31, 2000, respectively.

   EBITDA was a negative $44 million in the first quarter of 2001 compared to negative EBITDA of $38 million in the first quarter of 2000. The change in EBITDA was primarily due to higher marketing costs associated with the subscriber growth, which more than offset the increase in revenues discussed above. The Latin America DIRECTV businesses incurred an operating loss of $92 million in the first quarter of 2001 compared to an operating loss of $58 million in the first quarter of 2000. The increased operating loss resulted from the decline in EBITDA and higher depreciation of fixed assets related to DIRECTV receiver equipment.

 Satellite Services Segment

   Revenues for the Satellite Services segment in the first quarter of 2001 decreased $93.9 million to $205.2 million from $299.1 million in the same period in the prior year. This decrease was primarily due to new outright sales and sales-type lease transactions of $93.8 million executed in the first quarter of 2000 for which there were no comparable sales in the first quarter of 2001. Revenues associated with new outright sales and sales-type leases of transponders were $5.7 million for the first quarter of 2001 compared to $99.1 million for the first quarter of 2000. Revenues from operating leases of transponders, satellite services and other were 97.2% of total first quarter 2001 revenues and decreased by 0.3% to $199.5 million from $200.0 million in the first quarter of 2000.

   EBITDA was $140.0 million for the first quarter of 2001, a 30.3% decrease over the first quarter 2000 EBITDA of $201.0 million. The decrease in EBITDA was due to the decrease in revenues discussed above and higher direct operating and selling, general and administrative expenses that resulted from the continued satellite fleet expansion and costs associated with the NET-36 initiative. EBITDA margin for the first quarter of 2001 was 68.2% compared to 67.2% in the first quarter of 2000. The increase in EBITDA margin was due to lower margins associated with the new outright sales and sales-type lease transactions executed in the first quarter of 2000 partially offset by higher direct operating and selling, general and administrative expenses and investment in NET-36 in 2001. Excluding the new outright sales and sales-type lease transactions, EBITDA for the first quarter of 2000 was $153.3 million or 74.7% of corresponding revenues. Operating profit was $41.1 million for the first quarter of 2001 compared to $127.3 million in the first quarter of 2000. The decrease in operating profit resulted from the decrease in EBITDA and higher depreciation expense related to additional satellites placed into service since March 31, 2000.

 Network Systems Segment

   The Network Systems segment's first quarter revenues decreased by 31.9% to $248.2 million, compared to $364.5 million in the first quarter of 2000. The lower revenues resulted from decreased shipments of DIRECTV receiver equipment and a decrease in manufacturing subsidies due primarily to DIRECTV's completion of the conversion of PRIMESTAR By DIRECTV customers to the high-power DIRECTV service in 2000.

   The Network Systems segment reported EBITDA of negative $38.3 million for the first quarter of 2001, compared to EBITDA of $16.8 million in the first quarter of 2000. The Network Systems segment had an operating loss of $52.6 million in the first quarter of 2001, compared to an operating profit of $0.1 million in the first quarter of 2000. The decrease in EBITDA and operating profit resulted from the decrease in revenues discussed above and increased costs associated with the rollout of new DirecPC(R) services, including AOL Plus Powered by DirecPC.

 Eliminations and Other

   The elimination of revenues decreased to $50.3 million in the first quarter of 2001 from $134.3 million in the first quarter of 2000 due primarily to decreased intercompany purchases of DIRECTV receiver equipment and decreased manufacturing subsidies paid by DIRECTV to HNS.

   Operating profit from "eliminations and other" increased to $4.5 million in the first quarter of 2001 from an operating loss of $58.9 million in the first quarter of 2000. The change in operating profit resulted primarily from decreased corporate expenditures related to reduced employee benefit and compensation costs and the decreased intercompany sales activity, discussed above.

Liquidity and Capital Resources

   Cash and cash equivalents were $1,527.6 million at March 31, 2001 compared to $1,508.1 million at December 31, 2001.

   Cash used in operating activities was $144.6 million for the first quarter of 2001, compared to cash provided by operating activities of $7.9 million for the first quarter of 2000. The decrease in 2001 resulted primarily from higher cash requirements for the change in operating assets and liabilities.

   Cash used in investing activities was $195.0 million in the three months ended March 31, 2001, and $406.1 million for the same period in 2000. The higher 2000 investing activities was primarily a result of increased investments in companies, increased expenditures for property and equipment and a $98.6 million increase in 2001 for proceeds received from a satellite insurance claim.

   Cash provided by financing activities was $359.1 million in the first quarter of 2001, compared to $463.9 million in the first quarter of 2000. The higher 2000 financing activities is primarily due to additional net borrowings used to finance capital expenditures for property and equipment and an increased number of stock options exercised.

   Cash used in discontinued operations was $71.4 million in the first quarter of 2000.

   Liquidity Measurement. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at March 31, 2001 and December 31, 2000 was 1.45 and 1.54, respectively. Working capital decreased by $90.7 million to $1,372.1 million at March 31, 2001 from $1,462.8 million at December 31, 2000.

   Common Stock Dividend Policy and Use of Cash. The GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Class H common stock. Similarly, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes. Hughes expects to have cash requirements in the remainder of 2001 of up to about $2.5 billion primarily due to capital expenditures for satellites and property, planned increases in subscriber acquisition costs for the Direct-To-Home businesses, working capital, debt service and preferred stock dividends. In addition, Hughes expects to increase its investment in affiliated companies. These cash requirements are expected to be funded from a combination of existing cash balances, cash provided from operations, amounts available under credit facilities, and additional borrowings and equity offerings, as needed.

   Debt and Credit Facilities. Notes Payable. In July 1999, in connection with the early buy-out of satellite sale-leasebacks, PanAmSat assumed $124.1 million of variable rate notes of which $46.5 million was outstanding at March 31, 2001. The weighted average interest rate on the notes was 5.55% at March 31, 2001. The notes mature in January 2002.

   PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for these notes as of March 31, 2001 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at $6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually.

   Revolving Credit Facilities. On January 5, 2001, DLA entered into a $450.0 million revolving credit facility. This facility provides for a commitment through the earlier of eighteen months or the date of receipt of the cash proceeds from the issuance of any debt or equity security of DLA, which is expected to occur in late 2001. Borrowings under the credit facility bear interest at a rate based on the London Interbank Offer Rate ("LIBOR") plus an indicated spread. As of March 31, 2001, $333.0 million was outstanding under the revolving credit facility, bearing a weighted average interest rate of 6.15%.

   As of March 31, 2001, Hughes had a $750.0 million multi-year unsecured revolving credit facility. Borrowings under the facility bear interest based on a spread to the then-prevailing LIBOR. The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002. The facility also provides backup capacity for Hughes' $1.0 billion commercial paper program. Commercial paper outstanding under the program bears interest at various rates, based on market rates prevailing at the time each commercial paper instrument is placed. No amounts were outstanding under the multi-year credit facility or commercial paper program at March 31, 2001.

   PanAmSat maintains a $500.0 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500.0 million commercial paper program. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus a spread based on PanAmSat's credit rating. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at March 31, 2001.

   At March 31, 2001, SurFin, had a total of $536.1 million outstanding under unsecured revolving credit facilities of $400.0 million and $150.0 million that expire in June 2002 and September 2003, respectively. Borrowings under the credit facilities bear interest at various rates based on LIBOR plus an indicated spread. The weighted average interest rate on these borrowings was 7.82% at March 31, 2001. On April 27, 2001, SurFin expanded its existing $150.0 million credit facility to $212.5 million.

   Other short-term and long-term debt outstanding at March 31, 2001 included $19.4 million of notes bearing fixed rates of interest of 9.61% to 11.11% and $11.1 million of variable rate notes, bearing a weighted average interest rate of 10.91%. Principal on the fixed rate notes is payable in varying amounts at maturity from April 2001 to April 2007. Principal on the variable rate notes is payable in varying amounts at maturity in April and May 2002.

   Hughes has filed a shelf registration statement with the SEC with respect to an issuance of up to $2.0 billion of debt securities from time to time. No amounts have been issued as of March 31, 2001.

   Acquisitions, Investments and Divestitures. Acquisitions and Investments. On May 1, 2001, DLA acquired from Plataforma Digital S.A. and Grupo Clarin S.A. a 51% ownership interest in Galaxy Entertainment de Argentina ("GEA"), a local operating company located in Argentina that provides direct-to-home broadcast services. The purchase price consisted of a 3.98% ownership interest in DLA. As a result of the transaction, Hughes' interest in DLA decreased from 77.8% to 74.7% and Hughes' ownership in GEA increased from 20% to 58.1%.

   On April 3, 2001, Hughes acquired Telocity Delaware, Inc. ("Telocity"), a company that provides land-based digital subscriber line (DSL) services, through the completion of a tender offer and merger. The purchase price consisted of $177.8 million of cash for the purchase of all outstanding Telocity shares plus $20 million of interim financing.

   The acquisitions, discussed above will be accounted for using the purchase method of accounting in the second quarter of 2001 and result in their consolidation from the dates of acquisition.

   On January 1, 2001, DLA, which operates the Latin America DIRECTV business, acquired from Bavaria S.A. an additional 14.2% ownership interest in GEC, a DLA local operating company located in Colombia. As a result of the transaction, Hughes' ownership interest in GEC increased from 44.2% to 55.2%. The purchase price consisted of prior capital contributions of $4.4 million made by DLA during 2000 on behalf of Bavaria S.A. The increased ownership in GEC resulted in its consolidation from January 1, 2001 and was accounted for using the purchase method of accounting.

   In April 2000, DLA acquired a 37.5% ownership interest in GEC from Carvajal S.A. that increased Hughes' ownership interest from 15% to 44.2%. The purchase price consisted of $6.7 million in cash and notes payable.

   Divestitures. On October 6, 2000, Hughes completed the sale of its Satellite Businesses for $3.75 billion in cash, plus the estimated book value of the closing net assets of the businesses sold in excess of a target amount. The transaction resulted in the recognition of a pre-tax gain of $2,036.0 million, or $1,132.3 million after-tax. Included in this gain is a net after-tax curtailment loss of $42 million related to pension and other postretirement benefit plan assets and liabilities associated with the Satellite Businesses. The purchase price is subject to adjustment based upon the final closing net assets as discussed in Note 10 to the consolidated financial statements.

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

   In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to "Other, net" of $106.0 million. The adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and settlements of various contracts and claims. The amounts paid for accrued exit costs and involuntary termination benefits in the first quarter of 2001 were $2.1 million and $5.9 million, respectively. The amounts remaining at March 31, 2001 for accrued exit costs and involuntary termination benefits were $101.1 million and $0.9 million, respectively.

   DIRECTV Japan employed approximately 290 personnel as of March 31, 2000, of which 244 were terminated during 2000. All remaining personnel were terminated in the first quarter of 2001.

   In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of Hughes' interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. In the fourth quarter of 2000, a portion of the decline in the value of the Sky Perfect investment was determined to be "other than temporary" based on investment research analysis, resulting in a write-down of the investment of $86 million. At March 31, 2001, the market value of Hughes' investment was $144.8 million.

Security Ratings

   Hughes' current long-term credit ratings are Baa2 and BBB-, with its short-term credit and commercial paper ratings at P-2 and A-3, as rated by Moody's Investor Services ("Moody's") and Standard and Poor's Rating Services ("S&P"), respectively. On May 2, 2001, subsequent to the announcement that the GM Board authorized further discussions with The News Corporation Limited regarding a proposal to combine Hughes with Sky Global Networks, Inc., S&P placed its ratings on Hughes and PanAmSat on credit watch with negative implications. Previously, on September 21, 2000, subsequent to the announcement that GM was exploring strategic alternatives involving Hughes, S&P re-affirmed its BBB- and A-3 debt ratings for Hughes and revised its outlook from positive to developing. In January 2000, subsequent to the announced sale of Hughes' Satellite Businesses, Moody's and S&P each affirmed their respective debt ratings for Hughes. At that time, Moody's maintained its negative outlook but ended its review for possible downgrade while S&P revised its outlook to positive from negative.

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

Market Risk Disclosure

 Foreign Exchange Risk Management

   Hughes generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore is exposed to fluctuations in foreign currency exchange rates. Hughes' objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, Hughes enters into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. By policy, Hughes maintains coverage between minimum and maximum percentages of its anticipated foreign exchange exposures. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. Hughes enters into derivative foreign exchange contracts only to the extent considered necessary to meet its risk management objectives, and does not enter into foreign currency derivative contracts for speculative purposes.

 Other Derivatives

   Hughes holds financial instruments obtained in connection with supplier contracts, such as stock purchase warrants in public and private companies. These instruments are deemed derivatives because they contain net-share settlement provisions, but are not designated as hedging instruments. Hughes records changes in the fair value of these instruments to current earnings. At March 31, 2001, the fair value of these instruments was not significant.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

   Summarized below, for the quarter ended March 31, 2001 and through the date of this filing, are changes in material pending legal proceedings involving Hughes. For further information, refer to the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 6, 2001, and Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report. Also, for further information, refer to Note 10 to the consolidated financial statements included in this filing.

Other Matters

   With respect to the previously reported action against DIRECTV filed by Pegasus Satellite Television, Inc. ("Pegasus Satellite") and Golden Sky Systems, Inc. ("Golden Sky"), the two largest National Rural Telecommunications Cooperative ("NRTC") affiliates, on January 11, 2000, DIRECTV filed counterclaims against Pegasus Satellite and Golden Sky on March 9, 2001 seeking Judicial declarations that the contracts between them and the NRTC do not include rights of first refusal and will terminate when the DIRECTV-1 satellite is removed from orbit. DIRECTV denies that it has wrongfully interfered with any of the plaintiff's business relationships and will vigorously defend the lawsuit.

   As previously reported, a class action suit was filed against DIRECTV on behalf of the NRTC participating members on February 29, 2000 asserting claims identical to the claims that were asserted by Pegasus Satellite and Golden Sky in their lawsuit against DIRECTV. Similar to Golden Sky, however, the class has dismissed its equipment-related claims without prejudice. DIRECTV filed counterclaims against the class identical to those filed against Pegasus Satellite and Golden Sky described above on March 9, 2001.

   On February 1, 2001, the NRTC filed a third lawsuit in the U.S. District Court for the Central District of California against DIRECTV, seeking a declaration from the court that it is not required to defend and indemnify DIRECTV for the Pegasus Satellite and Golden Sky and class action lawsuits. The NRTC has been and continues to pay DIRECTV's legal fees in those matters under protest. DIRECTV filed a counterclaim on February 21, 2001 seeking a declaratory judgment that the NRTC is indeed responsible for the defense and indemnity of DIRECTV, and the NRTC's repudiation of its obligations entitled DIRECTV to terminate the DBS Distribution Agreement with the NRTC.

                                      ***

   With regard to the previously reported EchoStar Communications Corporation ("EchoStar") action filed on February 1, 2000 against DIRECTV, Hughes Network Systems and Thomson Consumer Electronics, Inc., EchoStar received permission from the court on April 5, 2001 to add Circuit City Stores, Inc., Best Buy Co., Inc. and RadioShack Corporation as defendants and a horizontal conspiracy claim involving these defendants and DIRECTV to the lawsuit. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached that could be material to Hughes' results of operations or financial position. DIRECTV believes that EchoStar's complaint, as amended, is without merit and is vigorously defending against the allegations raised.

                                      ***

   With respect to the previously reported Hughes Communications Galaxy, Inc. ("HCGI") action filed on March 22, 1991 against the U.S. Government that was based upon the National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle, oral argument is scheduled to be heard in July 2001 on the appeals. HCGI is requesting a greater amount than the $103 million previously awarded to HCGI, and the Government filed its cross appeal. As a result of the uncertainty regarding the outcome of this matter, no amount has been recorded in the consolidated financial statements to reflect the award. Final resolution of this issue could result in a gain that would be material to Hughes.

                                      ***

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS


 Exhibit                  Exhibit                 Page
 Number                   Name                    No.
 -------                  -------                 ----
 None


   (b) REPORTS ON FORM 8-K.

   One report on Form 8-K dated January 16, 2001 was filed during the quarter ended March 31, 2001 reporting matters under Item 5, Other Events. Two reports on Form 8-K, dated January 16, 2001 and February 9, 2001, were submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 9 are not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not, and will not, incorporate by reference such reports into a filing under the Securities Act or the Exchange Act.

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

                                          Hughes Electronics Corporation
                                          (Registrant)

Date May 10, 2001                         By     /s/ Roxanne S. Austin
                                            ________________________________
                                                    (Roxanne S. Austin,
                                                 Chief Financial Officer)