Form 10-Q
period 2001-06-30
HUGHES ELECTRONICS CORP
filed 2001-08-14
CIK 944868

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

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

   As of June 30, 2001, there were outstanding 200 shares of the issuer's $0.01 par value common stock.

   The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

                         HUGHES ELECTRONICS CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      --------
 Part I--Financial Information (Unaudited)

    Item 1. Financial Statements....................................      3

            Consolidated Statements of Operations and Available
             Separate Consolidated Net Income (Loss) for the Three
             and Six Months Ended June 30, 2001 and 2000............      3

            Consolidated Balance Sheets as of June 30, 2001 and
             December 31, 2000......................................      4

            Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2001 and 2000................      5

            Notes to the Consolidated Financial Statements..........      6

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................     16

 Part II--Other Information (Unaudited)

    Item 1. Legal Proceedings.......................................     32

    Item 6. Exhibits and Reports on Form 8-K........................     33

 Signature..........................................................     33

                         HUGHES ELECTRONICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
               AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)
                                  (Unaudited)

                                           Three Months      Six Months Ended
                                          Ended June 30,         June 30,
                                         ------------------  ------------------
                                           2001      2000      2001      2000
                                         --------  --------  --------  --------
                                                (Dollars in Millions)
Revenues
  Direct broadcast, leasing and other
   services............................  $1,738.6  $1,565.4  $3,436.8  $3,037.8
  Product sales........................     246.5     271.6     441.3     502.3
                                         --------  --------  --------  --------
    Total Revenues.....................   1,985.1   1,837.0   3,878.1   3,540.1
                                         --------  --------  --------  --------
Operating Costs and Expenses
  Broadcast programming and other
   costs...............................     786.6     686.7   1,525.3   1,354.5
  Cost of products sold................     189.2     245.9     343.7     434.4
  Selling, general and administrative
   expenses............................     927.3     724.8   1,813.9   1,418.9
  Depreciation and amortization........     305.0     224.6     570.7     434.8
                                         --------  --------  --------  --------
    Total Operating Costs and
     Expenses..........................   2,208.1   1,882.0   4,253.6   3,642.6
                                         --------  --------  --------  --------
Operating Loss.........................    (223.0)    (45.0)   (375.5)   (102.5)
Interest income........................      19.0       4.3      42.8       8.2
Interest expense.......................     (42.8)    (57.8)    (93.4)   (102.7)
Other, net.............................     (10.9)    (43.3)     (3.7)   (282.5)
                                         --------  --------  --------  --------
Loss From Continuing Operations Before
 Income Taxes, Minority Interests and
 Cumulative Effect of Accounting
 Change................................    (257.7)   (141.8)   (429.8)   (479.5)
Income tax benefit.....................      74.8      54.8     124.7     276.6
Minority interests in net losses of
 subsidiaries..........................      26.4       4.5      50.7      12.1
                                         --------  --------  --------  --------
Loss from continuing operations before
 cumulative effect of accounting
 change................................    (156.5)    (82.5)   (254.4)   (190.8)
Income from discontinued operations,
 net of taxes..........................       --       13.4       --       39.8
                                         --------  --------  --------  --------
Loss before cumulative effect of
 accounting change.....................    (156.5)    (69.1)   (254.4)   (151.0)
Cumulative effect of accounting change,
 net of taxes..........................       --        --       (7.4)      --
                                         --------  --------  --------  --------
Net Loss...............................    (156.5)    (69.1)   (261.8)   (151.0)
Adjustment to exclude the effect of GM
 purchase accounting...................       0.8       5.3       1.6      10.6
                                         --------  --------  --------  --------
Loss excluding the effect of GM
 purchase accounting adjustment........    (155.7)    (63.8)   (260.2)   (140.4)
Preferred stock dividends..............     (24.1)    (24.1)    (48.2)    (48.8)
                                         --------  --------  --------  --------
Loss Used for Computation of Available
 Separate Consolidated Net Income
 (Loss)................................  $ (179.8) $  (87.9) $ (308.4) $ (189.2)
                                         ========  ========  ========  ========
Available Separate Consolidated Net
 Income (Loss)
Average number of shares of General
 Motors Class H Common Stock
 outstanding (in millions)
 (Numerator)...........................     875.9     562.7     875.7     488.0
Average Class H dividend base (in
 millions) (Denominator)...............   1,299.6   1,297.0   1,299.4   1,295.8
Available Separate Consolidated Net
 Income (Loss).........................  $ (121.2) $  (38.1) $ (207.8) $  (71.3)
                                         ========  ========  ========  ========

--------
Reference should be made to the Notes to the Consolidated Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                        June 30,   December 31,
                                                          2001         2000
                                                        ---------  ------------
                                                        (Dollars in Millions)
                        ASSETS

Current Assets
  Cash and cash equivalents............................ $ 1,052.3   $ 1,508.1
  Accounts and notes receivable (less allowances)......   1,235.1     1,253.0
  Contracts in process.................................     154.6       186.0
  Inventories..........................................     396.1       338.0
  Deferred income taxes................................     114.3        89.9
  Prepaid expenses and other...........................     881.9       778.7
                                                        ---------   ---------
      Total Current Assets.............................   3,834.3     4,153.7
Satellites, net........................................   4,540.2     4,230.0
Property, net..........................................   2,027.9     1,707.8
Net Investment in Sales-type Leases....................     196.8       221.1
Intangible Assets, net.................................   7,354.9     7,151.3
Investments and Other Assets...........................   1,514.1     1,815.4
                                                        ---------   ---------
      Total Assets..................................... $19,468.2   $19,279.3
                                                        =========   =========

         LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Accounts payable..................................... $ 1,367.6   $ 1,224.2
  Deferred revenues....................................     176.2       137.6
  Short-term borrowings and current portion of long-
   term debt...........................................     908.5        24.6
  Accrued liabilities and other........................   1,257.8     1,304.5
                                                        ---------   ---------
      Total Current Liabilities........................   3,710.1     2,690.9
Long-Term Debt.........................................     953.1     1,292.0
Other Liabilities and Deferred Credits.................   1,580.7     1,647.3
Deferred Income Taxes..................................     666.8       769.3
Commitments and Contingencies
Minority Interests.....................................     540.2       553.7
Stockholder's Equity
  Capital stock and additional paid-in capital.........  10,130.1     9,973.8
  Preferred stock......................................   1,497.1     1,495.7
  Retained earnings....................................     321.6       631.6
                                                        ---------   ---------
Subtotal Stockholder's Equity..........................  11,948.8    12,101.1
                                                        ---------   ---------
  Accumulated Other Comprehensive Income (Loss)
    Minimum pension liability adjustment...............     (16.1)      (16.1)
    Accumulated unrealized gains on securities and
     derivatives.......................................     103.3       257.0
    Accumulated foreign currency translation
     adjustments.......................................     (18.7)      (15.9)
                                                        ---------   ---------
  Accumulated other comprehensive income...............      68.5       225.0
                                                        ---------   ---------
      Total Stockholder's Equity.......................  12,017.3    12,326.1
                                                        ---------   ---------
      Total Liabilities and Stockholder's Equity....... $19,468.2   $19,279.3
                                                        =========   =========

--------
Reference should be made to the Notes to the Consolidated Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
                                                              (Dollars in
                                                               Millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities...... $   (97.5) $   147.3
                                                          ---------  ---------

Cash Flows from Investing Activities
Investment in companies, net of cash acquired............    (209.4)    (103.4)
Expenditures for property................................    (393.3)    (405.1)
Expenditures for satellites..............................    (468.1)    (374.3)
Proceeds from disposal of property.......................       0.2       12.0
Proceeds from sale of investments........................      67.8       36.6
Proceeds from insurance claims...........................     132.4       36.2
                                                          ---------  ---------
  Net Cash Used in Investing Activities..................    (870.4)    (798.0)
                                                          ---------  ---------

Cash Flows from Financing Activities
Net increase in short-term borrowings....................     437.4      295.4
Long-term debt borrowings................................   1,144.4    3,426.5
Repayment of long-term debt..............................  (1,036.8)  (3,096.0)
Stock options exercised..................................      13.9       47.9
Preferred stock dividends paid to General Motors.........     (46.8)     (46.8)
                                                          ---------  ---------
  Net Cash Provided by Financing Activities..............     512.1      627.0
                                                          ---------  ---------
Net cash used in continuing operations...................    (455.8)     (23.7)
Net cash provided by discontinued operations.............       --        63.1
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....    (455.8)      39.4
Cash and cash equivalents at beginning of the period.....   1,508.1      238.2
                                                          ---------  ---------
Cash and cash equivalents at end of the period........... $ 1,052.3  $   277.6
                                                          =========  =========

--------
Reference should be made to the Notes to the Consolidated Financial Statements.

                         HUGHES ELECTRONICS CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Hughes Electronics Corporation ("Hughes") Annual Report on Form 10-K for the year ended December 31, 2000 and the Hughes Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission ("SEC") on March 6, 2001 and May 10, 2001, respectively, and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

   Certain prior period amounts have been reclassified to conform to the June 30, 2001 presentation.

   Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the satellite systems manufacturing businesses ("Satellite Businesses"), which were sold to The Boeing Company ("Boeing") on October 6, 2000, are excluded from Hughes' results from continuing operations for 2000. Alternatively, the financial results of the Satellite Businesses for 2000 are presented in Hughes' Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled "Income from discontinued operations, net of taxes," and the net cash flows are presented in the Condensed Consolidated Statements of Cash Flows as "Net cash provided by discontinued operations." See further discussion in Note 8.

   The accompanying consolidated financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from the purchase accounting adjustment associated with General Motors Corporation's ("GM") purchase of Hughes in 1985, of which a substantial portion is allocated to the Satellite Businesses.

Note 2. Accounting Policies

 Accounting Change

   Hughes adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) and an after-tax unrealized gain of $0.4 million in Other Comprehensive Income (Loss) ("OCI").

   SFAS No. 133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. Hughes uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. The ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative's change in fair value are immediately recognized in "Other, net." Hughes assesses, both

                         HUGHES ELECTRONICS CORPORATION
at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. In addition to derivative contracts entered into for hedging purposes, Hughes holds financial instruments obtained in connection with supplier contracts, such as stock purchase warrants, which are also accounted for as derivatives under SFAS No. 133. Adjustments to the fair value of these non-hedging derivative instruments are reflected in "Other, net."

   The net deferred loss from effective cash flow hedges in OCI of $1.1 million at June 30, 2001 is expected to be recognized in earnings during the next twelve months.

 New Accounting Standards

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after July 1, 2001 be accounted for using the purchase method. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually. All other intangible assets are amortized over their estimated useful lives. Hughes will be required to adopt SFAS No. 142 on January 1, 2002 which will require an assessment of goodwill and intangible assets acquired prior to July 1, 2001. Intangible assets that no longer qualify for separate accounting, if any, will be combined with goodwill, while certain intangible assets not previously identified, if any, may be prospectively accounted for separately from goodwill. Management is currently assessing the impact of these standards on Hughes' results of operations and financial position. Goodwill amortization for the six months ended June 30, 2001 was $101.7 million. These statements will have no impact on Hughes' consolidated cash flows.

Note 3. Inventories

 Major Classes of Inventories

                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
                                                           (Dollars in Millions)
   Productive materials and supplies......................  $ 75.2     $ 89.5
   Work in process........................................   149.3      128.3
   Finished goods.........................................   171.6      120.2
                                                            ------     ------
     Total................................................  $396.1     $338.0
                                                            ======     ======

                         HUGHES ELECTRONICS CORPORATION

Note 4. Comprehensive Income (Loss)

   Hughes' total comprehensive income (loss) was as follows:

                                             Three Months       Six Months
                                            Ended June 30,    Ended June 30,
                                            ----------------  ----------------
                                             2001     2000     2001     2000
                                            -------  -------  -------  -------
                                                 (Dollars in Millions)
   Net loss...............................  $(156.5) $ (69.1) $(261.8) $(151.0)
   Other comprehensive income (loss):
     Foreign currency translation
      adjustments.........................     (4.0)     6.2     (2.8)   (19.1)
     Cumulative effect of accounting
      change..............................      --       --       0.4      --
     Unrealized gains (losses) on
      securities and derivatives:
       Unrealized holding gains (losses)..     19.4   (189.2)  (130.5)   (18.2)
       Less: reclassification adjustment
        for gains recognized during the
        period............................     (1.3)     --     (23.6)     --
                                            -------  -------  -------  -------
       Other comprehensive income (loss)..     14.1   (183.0)  (156.5)   (37.3)
                                            -------  -------  -------  -------
         Total comprehensive loss.........  $(142.4) $(252.1) $(418.3) $(188.3)
                                            =======  =======  =======  =======

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

   Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) ("ASCNI") of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the net income (loss) of Hughes, excluding the effects of the GM purchase accounting adjustment arising from GM's acquisition of Hughes and reduced by the effects of preferred stock dividends paid and/or payable to GM (earnings (loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period (875.9 million and 562.7 million during the second quarters of 2001 and 2000, respectively) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 1,299.6 million and 1,297.0 million during the second quarters of 2001 and 2000, respectively.

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

                         HUGHES ELECTRONICS CORPORATION

   On June 6, 2000, the GM Board declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. As a result, the number of shares of GM Class H common stock presented for all periods have been adjusted to reflect the stock split, unless otherwise noted.

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

Note 7. Short-Term Borrowings and Long-Term Debt

 Short-Term Borrowings and Current Portion of Long-Term Debt

                                               Interest
                                               Rates at
                                               June 30,   June 30, December 31,
                                                 2001       2001       2000
                                              ----------- -------- ------------
                                                          (Dollars in Millions)
   Revolving credit facility.................       4.96%  $450.0
   Other short-term borrowings...............      10.00%     3.4     $ 3.4
   Current portion of long-term debt......... 4.92%-9.36%   455.1      21.2
                                                           ------     -----
     Total short-term borrowings and current
      portion of long-term debt..............              $908.5     $24.6
                                                           ======     =====

                         HUGHES ELECTRONICS CORPORATION

 Long-Term Debt

                                                Interest
                                                Rates at
                                                June 30,   June 30, December 31,
                                                  2001       2001       2000
                                              ------------ -------- ------------
                                                           (Dollars in Millions)
   Notes payable............................. 4.92%-6.88%  $  796.5   $  817.7
   Revolving credit facilities............... 6.39%-6.57%     583.3      464.9
   Other debt................................ 9.36%-12.37%     28.4       30.6
                                                           --------   --------
     Total debt..............................               1,408.2    1,313.2
   Less current portion......................                 455.1       21.2
                                                           --------   --------
     Total long-term debt....................              $  953.1   $1,292.0
                                                           ========   ========

Note 8. Acquisitions, Investments and Divestitures

 Acquisitions and Investments

   On May 1, 2001, DIRECTV Latin America, LLC ("DLA"), which operates the Latin America DIRECTV business, acquired from Grupo Clarin S.A. ("Clarin") a 51% ownership interest in Galaxy Entertainment Argentina S.A. ("GEA"), a local operating company in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that will allow Clarin to sell in November 2003 its 3.98% interest back to DLA for $195 million in cash. As a result of the transaction, Hughes' interest in DLA decreased from 77.8% to 74.7% and Hughes' ownership in GEA increased from 20% to 58.1%. Hughes' portion of the purchase price, which amounted to about $130 million, was recorded as an increase to additional paid in capital with the offset allocated to the net assets acquired, including goodwill.

   On April 3, 2001, Hughes acquired Telocity Delaware, Inc. ("Telocity"), a company that provides land-based digital subscriber line ("DSL") services, through the completion of a tender offer and merger. Telocity is now operating as DIRECTV Broadband, Inc., and is included as part of the Direct-To-Home Broadcast segment. The purchase price, which totaled $197.8 million in cash, will be allocated to the net assets acquired (primarily goodwill) prior to year end. The June 30, 2001 consolidated financial statements reflect a preliminary allocation of the purchase price for the Telocity transaction based upon information currently available. Adjustments relating to tangible and intangible assets and accrued liabilities are estimates pending the completion of independent appraisals currently in process. Additionally, the preliminary purchase price allocation assumes that Hughes will make an election to treat the transaction as an asset acquisition for income tax purposes, pending further analysis by Hughes management. The purchase price allocation is expected to be completed by December 31, 2001.

                         HUGHES ELECTRONICS CORPORATION

   The following selected unaudited pro forma information is being provided to present a summary of the combined results of Hughes and Telocity for 2001 and 2000 as if the acquisition had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of Hughes had Telocity operated as part of Hughes for each of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

                                                             Six Months Ended
                                                                 June 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                                (Dollars in
                                                                 Millions)
   Total revenues........................................... $3,886.2  $3,541.9
   Net loss.................................................   (309.5)   (219.2)

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

   The above acquisitions were accounted for using the purchase method of accounting and resulted in their consolidation from their respective dates of acquisition. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in goodwill additions of $341.9 million for the six months ended June 30, 2001.

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

   Summarized financial information for the discontinued operations (excluding intercompany transactions) follows:

                                                                Six Months Ended
                                                                 June 30, 2000
                                                                ----------------
                                                                  (Dollars in
                                                                   Millions)
   Revenues....................................................      $801.2
   Income tax provision........................................        23.8
   Net income..................................................        39.8

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

                         HUGHES ELECTRONICS CORPORATION

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

   In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to "Other, net" of $106.0 million. The adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and favorable settlements of various contracts and claims. About $22.4 million was paid for accrued exit costs and no payments were made for involuntary termination benefits during the second quarter of 2001. The balances remaining at June 30, 2001 for accrued exit costs and involuntary termination benefits were $78.7 million and $0.9 million, respectively.

   DIRECTV Japan employed approximately 290 personnel as of March 31, 2000, of which 244 were terminated during 2000. All remaining personnel were terminated in the first quarter of 2001.

   In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of Hughes' interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. In the fourth quarter of 2000, a portion of the decline in the value of the Sky Perfect investment was determined to be "other than temporary" based on investment research analysis, resulting in a write-down of the carrying value of the investment by $86 million from $428.8 million to $342.8 million. At June 30, 2001, the market value of the investment was $123.5 million, or $219.3 million less than the carrying value at that date. Hughes believes that this decrease represents a temporary decline in value, and as a result, has recorded this change as an unrealized loss, net of taxes, as part of OCI. If the market value of the Sky Perfect investment does not recover significantly, Hughes may be required to record an additional adjustment for an "other than temporary" decline as a charge to earnings prior to year-end.

Note 9. Segment Reporting

   Hughes' segments, which are differentiated by their products and services, include Direct-To-Home Broadcast, Satellite Services, and Network Systems. Direct-To-Home Broadcast is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers and providing land-based DSL services. Satellite Services is engaged in the selling, leasing and operating of satellite transponders and providing services for cable television systems, news companies, Internet service providers and private business networks. The Network Systems segment is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV(TM) receiving equipment (set-top boxes and dishes). Other includes the corporate office and other entities.

                         HUGHES ELECTRONICS CORPORATION

   Selected information for Hughes' operating segments are reported as follows:

                         Direct-To-
                            Home    Satellite Network
                         Broadcast  Services  Systems  Other   Eliminations  Total
                         ---------- --------- -------  ------  ------------ --------
                                           (Dollars in Millions)
For the Three Months
 Ended:

June 30, 2001
External Revenues.......  $1,524.1   $168.4   $ 284.3  $  8.3        --     $1,985.1
Intersegment Revenues...       3.6     39.9      17.9     --     $ (61.4)        --
                          --------   ------   -------  ------    -------    --------
Total Revenues..........  $1,527.7   $208.3   $ 302.2  $  8.3    $ (61.4)   $1,985.1
                          ========   ======   =======  ======    =======    ========
Operating Profit
 (Loss).................  $ (182.9)  $ 32.8   $ (56.5) $(22.9)   $   6.5    $ (223.0)

June 30, 2000
External Revenues.......  $1,241.3   $286.1   $ 304.8  $  4.8        --     $1,837.0
Intersegment Revenues...      10.9     36.2      67.0     2.2    $(116.3)        --
                          --------   ------   -------  ------    -------    --------
Total Revenues..........  $1,252.2   $322.3   $ 371.8  $  7.0    $(116.3)   $1,837.0
                          ========   ======   =======  ======    =======    ========
Operating Profit
 (Loss).................  $ (134.8)  $139.8   $ (17.1) $(31.2)   $  (1.7)   $  (45.0)

For the Six Months
 Ended:

June 30, 2001
External Revenues.......  $3,010.1   $334.9   $ 517.6  $ 15.5        --     $3,878.1
Intersegment Revenues...       7.5     78.6      32.8     0.1    $(119.0)        --
                          --------   ------   -------  ------    -------    --------
Total Revenues..........  $3,017.6   $413.5   $ 550.4  $ 15.6    $(119.0)   $3,878.1
                          ========   ======   =======  ======    =======    ========
Operating Profit
 (Loss).................  $ (328.4)  $ 73.9   $(109.1) $(21.4)   $   9.5    $ (375.5)

June 30, 2000
External Revenues.......  $2,408.0   $550.5   $ 573.8  $  7.8        --     $3,540.1
Intersegment Revenues...      18.0     70.9     162.5     2.8    $(254.2)        --
                          --------   ------   -------  ------    -------    --------
Total Revenues..........  $2,426.0   $621.4   $ 736.3  $ 10.6    $(254.2)   $3,540.1
                          ========   ======   =======  ======    =======    ========
Operating Profit
 (Loss).................  $ (260.8)  $267.1   $ (17.0) $(60.7)   $ (31.1)   $ (102.5)

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

   Boeing has submitted proposed changes to the closing net assets, and Hughes is currently in discussions with Boeing to achieve a resolution. Although Hughes believes it has adequately provided for an adjustment to the purchase price, the total amount of any such adjustment cannot be determined at this time. It is possible that the ultimate resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes' consolidated financial statements.

   Additionally, as part of the sale of the Satellite Businesses, Hughes retained limited liability for certain possible fines and penalties and the financial consequences of debarment associated with potential criminal

                         HUGHES ELECTRONICS CORPORATION
violations of U.S. export control laws, which are currently being investigated, related to the businesses now owned by Boeing, should such sanctions be imposed by either the Department of Justice or State Department against the Satellite Businesses. Hughes does not expect any sanctions imposed to have a material adverse effect on its consolidated financial statements.

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

   General Electric Capital Corporation ("GECC") and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV(R) programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment entered in GECC's favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. The appeal briefs have been submitted and oral argument is expected in mid-September 2001. Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted. However, if Hughes were not to prevail in this manner, Hughes could be required to make a cash payment to GECC that would be material to Hughes' consolidated financial statements.

   Hughes Communications Galaxy, Inc. ("HCGI") filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI's motion for summary judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On July 13, 2000, HCGI filed a notice to appeal the judgment with the U.S. Court of Appeals for the Federal Circuit and is requesting a greater amount than was previously awarded to HCGI. On August 4, 2000, the Government filed its cross appeal. As a result of the uncertainty regarding the outcome of this matter, no

                         HUGHES ELECTRONICS CORPORATION

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

amount has been recorded in the consolidated financial statements to reflect the award. Oral arguments were heard on July 11, 2001. Final resolution of this issue could result in a gain that would be material to Hughes.

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

   Hughes purchases in-orbit and launch insurance for its satellite fleet to mitigate the potential financial impact of in-orbit and launch failures. The insurance generally does not compensate for business interruption or loss of future revenues or customers. Certain of Hughes' insurance policies contain exclusions related to known anomalies and Hughes is self-insured for certain other satellites. The portion of the book value of satellites that were self-insured or with coverage exclusions amounted to approximately $964.9 million at June 30, 2001.

Note 11. Subsequent Event

   On July 31, 2001, Hughes sold a 3% interest in Thomson Multimedia S. A. for approximately $132 million in cash, resulting in a pre-tax gain of approximately $108 million that will be recognized in the third quarter of 2001.

                         HUGHES ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  SUMMARY DATA

                                              Three
                                          Months Ended      Six Months Ended
                                            June 30,            June 30,
                                        ------------------  ------------------
                                          2001      2000      2001      2000
                                        --------  --------  --------  --------
                                               (Dollars in Millions)
                                                    (Unaudited)
Consolidated Statements of Operations
 Data:
Total revenues........................  $1,985.1  $1,837.0  $3,878.1  $3,540.1
Total operating costs and expenses....   2,208.1   1,882.0   4,253.6   3,642.6
                                        --------  --------  --------  --------
Operating loss........................    (223.0)    (45.0)   (375.5)   (102.5)
Other expenses, net...................     (34.7)    (96.8)    (54.3)   (377.0)
Income tax benefit....................      74.8      54.8     124.7     276.6
Minority interests in net losses of
 subsidiaries.........................      26.4       4.5      50.7      12.1
                                        --------  --------  --------  --------
Loss from continuing operations before
 cumulative effect of accounting
 change...............................    (156.5)    (82.5)   (254.4)   (190.8)
Income from discontinued operations,
 net of taxes.........................       --       13.4       --       39.8
Cumulative effect of accounting
 change, net of taxes.................       --        --       (7.4)      --
                                        --------  --------  --------  --------
Net loss..............................    (156.5)    (69.1)   (261.8)   (151.0)
Adjustment to exclude the effect of GM
 purchase accounting..................       0.8       5.3       1.6      10.6
Preferred stock dividends.............     (24.1)    (24.1)    (48.2)    (48.8)
                                        --------  --------  --------  --------
Loss Used for Computation of Available
 Separate Consolidated Net Income
 (Loss)...............................  $ (179.8) $  (87.9) $ (308.4) $ (189.2)
                                        ========  ========  ========  ========
Other Data:
EBITDA(1).............................  $   82.0  $  179.6  $  195.2  $  332.3
EBITDA Margin(1)......................       4.1%      9.8%      5.0%      9.4%
Depreciation and amortization.........  $  305.0  $  224.6  $  570.7  $  434.8
Capital expenditures..................     510.2     365.1     861.4     779.4

                                                         June 30,
                                                           2001     December 31,
                                                        (Unaudited)     2000
                                                        ----------- ------------
                                                          (Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents..............................  $ 1,052.3   $ 1,508.1
Total current assets...................................    3,834.3     4,153.7
Total assets...........................................   19,468.2    19,279.3
Total current liabilities..............................    3,710.1     2,690.9
Long-term debt.........................................      953.1     1,292.0
Minority interests.....................................      540.2       553.7
Total stockholder's equity.............................   12,017.3    12,326.1

--------
(1) EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management believes it is a meaningful measure of performance and is commonly used by other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

                         HUGHES ELECTRONICS CORPORATION

                            SUMMARY DATA--Concluded

                             Selected Segment Data
                                  (Unaudited)

                            Direct-
                            To-Home   Satellite Network  Eliminations
                           Broadcast  Services  Systems   and Other    Total
                           ---------  --------- -------  ------------ --------
                                         (Dollars in Millions)
For the Three Months
 Ended:
June 30, 2001
Total Revenues...........  $1,527.7    $208.3   $ 302.2    $ (53.1)   $1,985.1
                           --------    ------   -------    -------    --------
Operating Profit (Loss)..  $ (182.9)   $ 32.8   $ (56.5)   $ (16.4)   $ (223.0)
Operating Profit Margin..       N/A      15.7%      N/A        N/A         N/A
EBITDA...................  $   (1.3)   $134.5   $ (36.8)   $ (14.4)   $   82.0
EBITDA Margin............       N/A      64.6%      N/A        N/A         4.1%
                           --------    ------   -------    -------    --------
Depreciation and
 Amortization............  $  181.6    $101.7   $  19.7    $   2.0    $  305.0
Capital Expenditures.....     226.3      94.2     167.1       22.6       510.2
                           --------    ------   -------    -------    --------
June 30, 2000
Total Revenues...........  $1,252.2    $322.3   $ 371.8    $(109.3)   $1,837.0
                           --------    ------   -------    -------    --------
Operating Profit (Loss)..  $ (134.8)   $139.8   $ (17.1)   $ (32.9)   $  (45.0)
Operating Profit Margin..       N/A      43.4%      N/A        N/A         N/A
EBITDA...................  $  (14.0)   $221.4   $   0.8    $ (28.6)   $  179.6
EBITDA Margin............       N/A      68.7%      0.2%       N/A         9.8%
                           --------    ------   -------    -------    --------
Depreciation and
 Amortization............  $  120.8    $ 81.6   $  17.9    $   4.3    $  224.6
Capital Expenditures.....     219.1      50.2      94.2        1.6       365.1
                           --------    ------   -------    -------    --------

For the Six Months Ended:
June 30, 2001
Total Revenues...........  $3,017.6    $413.5   $ 550.4    $(103.4)   $3,878.1
                           --------    ------   -------    -------    --------
Operating Profit (Loss)..  $ (328.4)   $ 73.9   $(109.1)   $ (11.9)   $ (375.5)
Operating Profit Margin..       N/A      17.9%      N/A        N/A         N/A
EBITDA...................  $    4.7    $274.5   $ (75.1)   $  (8.9)   $  195.2
EBITDA Margin............       0.2%     66.4%      N/A        N/A         5.0%
                           --------    ------   -------    -------    --------
Depreciation and
 Amortization............  $  333.1    $200.6   $  34.0    $   3.0    $  570.7
Capital Expenditures.....     353.9     161.4     345.3        0.8       861.4
                           --------    ------   -------    -------    --------

June 30, 2000
Total Revenues...........  $2,426.0    $621.4   $ 736.3    $(243.6)   $3,540.1
                           --------    ------   -------    -------    --------
Operating Profit (Loss)..  $ (260.8)   $267.1   $ (17.0)   $ (91.8)   $ (102.5)
Operating Profit Margin..       N/A      43.0%      N/A        N/A         N/A
EBITDA...................  $  (23.2)   $422.4   $  17.6    $ (84.5)   $  332.3
EBITDA Margin............       N/A      68.0%      2.4%       N/A         9.4%
                           --------    ------   -------    -------    --------
Depreciation and
 Amortization............  $  237.6    $155.3   $  34.6    $   7.3    $  434.8
Capital Expenditures.....     387.1     208.2     161.8       22.3       779.4
                           --------    ------   -------    -------    --------

                         HUGHES ELECTRONICS CORPORATION

   The following management's discussion and analysis should be read in conjunction with the Hughes management's discussion and analysis included in the Hughes Electronics Corporation ("Hughes") Annual Report on Form 10-K for the year ended December 31, 2000 and the Hughes Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission ("SEC") on March 6, 2001 and May 10, 2001, respectively, and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

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

   Due to rapid consolidation in the media and telecommunications industries, GM has announced that it is now considering alternative strategic transactions involving Hughes and other participants in those industries. Any such transaction might involve the separation of Hughes from GM. GM's objective in this effort is to maximize the enterprise value of Hughes for the long-term benefit of the holders of GM's Class H common stock and GM $1 2/3 par value common stock through a structure that maintains the financial strength of GM. No assurance can be given that any transaction will be agreed upon with any party or that other conditions, including any stockholder or regulatory approvals, will be satisfied.

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

General

 Business Overview

   The continuing operations of Hughes are comprised of the following segments:
Direct-To-Home Broadcast, Satellite Services and Network Systems. The satellite systems manufacturing businesses ("Satellite Businesses"), which Hughes sold to The Boeing Company ("Boeing") on October 6, 2000, are reported as discontinued operations for 2000. While 2000 includes the operating results of the Satellite Businesses through the date of sale, there are no comparable results in 2001. This transaction is discussed more fully in Note 8 to the consolidated financial statements and below in "Liquidity and Capital Resources-- Acquisitions, Investments and Divestitures."

   The Direct-To-Home Broadcast segment consists primarily of the DIRECTV digital multi-channel entertainment businesses located in the United States and Latin America and DIRECTV Broadband, Inc. ("DIRECTV Broadband"), formerly know as Telocity Delaware, Inc. ("Telocity"), which was acquired in April 2001. DIRECTV Broadband is a provider of digital subscriber line ("DSL") services purchased from wholesale providers. This transaction is discussed more fully in
Note 8 to the consolidated financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," below.

   Since DIRECTV Broadband was purchased in April 2001, no comparative financial data is provided for 2000.

   The Latin America DIRECTV businesses are comprised of DIRECTV Latin America, LLC ("DLA"), which provides DIRECTV services in Latin America and the Caribbean Basin; SurFin Ltd. ("SurFin"), a company that provides financing of subscriber receiver equipment to certain DLA operating companies; Grupo Galaxy Mexicana, S.R.L. de C.V. ("GGM"), the exclusive distributor of DIRECTV in Mexico; Galaxy Brasil, Ltda. ("GLB"), the exclusive distributor of DIRECTV in Brazil; Galaxy Entretenimiento de Colombia ("GEC"), the exclusive distributor of DIRECTV in Colombia, which was acquired by DLA in January 2001; and Galaxy Entertainment Argentina S.A. ("GEA"), the exclusive distributor of DIRECTV in Argentina, which was acquired by DLA in May 2001. The results of operations for GEC and GEA have been included in Hughes' financial information since their respective dates of acquisition. See Note 8 to the consolidated financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," below, for further discussion.

   Also included as part of the 2000 non-operating results of the Direct-To-Home Broadcast segment is DIRECTV Japan Management, Inc., DIRECTV Japan, Inc., and certain related companies (collectively "DIRECTV Japan"), Hughes affiliates that provided DIRECTV services in Japan. DIRECTV Japan's operations were discontinued and ceased broadcasting on September 30, 2000. See Note 8 to the consolidated financial statements and "Liquidity and Capital Resources-- Acquisitions, Investments and Divestitures," below, for further discussion.

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

   The Network Systems segment consists of Hughes Network Systems ("HNS"), which is a provider of satellite-based private business networks and broadband Internet access to consumers, and a supplier of DIRECTV(TM) receiving equipment (set-top boxes and dishes).

 Satellite Fleet

   Hughes has a fleet of 26 satellites, five owned by DIRECTV and 21 owned and operated by PanAmSat.

   PanAmSat expects to add additional satellites as part of its comprehensive satellite expansion and restoration plan. The additional satellites are intended to meet the expected demand for additional satellite capacity, replace capacity affected by satellite anomalies, and provide added backup to existing capacity. In connection with this plan, six satellites have been successfully launched since December 1999 and PanAmSat expects to launch four additional satellites, currently under construction. Three of these satellites are scheduled to be launched in 2002 and the remaining satellite is scheduled to be launched in late 2002 or early 2003.

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

Results of Operations

   Three Months Ended June 30, 2001 Compared to Three Months Ended June 30,
2000

   Revenues. Revenues for the second quarter of 2001 increased 8.1% to $1,985.1 million, compared with $1,837.0 million in the second quarter of 2000. The increased revenues resulted primarily from $275.5 million of higher revenues at the Direct-To-Home Broadcast segment over the second quarter of 2000 that resulted from the addition of 1.7 million net new subscribers in the United States and Latin America since June 30, 2000. The increased revenues from the Direct-To-Home Broadcast segment were partially offset by a decrease in revenues of $114.0 million at the Satellite Services segment and $69.6 million at the Network Systems segment. The decrease in revenues from the Satellite Services segment was principally due to $123.4 million of new outright sales and sales-type lease transactions executed during the second quarter of 2000 for which there were no comparable transactions in the second quarter of 2001. The decrease in revenues from the Network Systems segment was principally due to decreased shipments of DIRECTV receiving equipment due primarily to DIRECTV completing the conversion of the PRIMESTAR By DIRECTV customers to the high-power DIRECTV(R) service in 2000 and a decrease in manufacturing subsidies.

   Operating Costs and Expenses. Operating costs and expenses increased to $2,208.1 million in the second quarter of 2001 from $1,882.0 million in the second quarter of 2000. Broadcast programming and other costs increased by $99.9 million in the second quarter of 2001 from the same period in 2000 due to higher costs at the Direct-To-Home Broadcast segment resulting from the increase in subscribers and the added costs from DIRECTV Broadband. This increase was partially offset by decreased costs at the Satellite Services segment associated with the new outright sales and sales-type lease transactions executed during the second quarter of 2000 for which there were no comparable transactions in the second quarter of 2001. Costs of products sold decreased by $56.7 million in the second quarter of 2001 from the second quarter of 2000 due to the decreased shipments of DIRECTV receiving equipment. Selling, general and administrative expenses increased by $202.5 million during the second quarter of 2001 compared to the same period in 2000 due primarily to higher marketing costs at the Direct-To-Home Broadcast segment resulting from increased subscriber growth in both the United States and Latin America, added costs from DIRECTV Broadband and higher expenses at the Satellite Services segment to support the continued satellite fleet expansion and costs associated with new service initiatives. Depreciation and amortization increased by $80.4 million during the second quarter of 2001 compared to the second quarter of 2000 due to capital expenditures for property and satellites since June 30, 2000, a change in the useful life of the Galaxy VIII-i satellite that resulted from the failure of its primary propulsion system during the third quarter of 2000, and goodwill amortization and added depreciation that resulted from DIRECTV Broadband.

   EBITDA. EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flows from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management believes it is a meaningful measure of performance and is commonly used by other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

   EBITDA for the second quarter of 2001 was $82.0 million and EBITDA margin was 4.1%, compared to EBITDA of $179.6 million and EBITDA margin of 9.8% in the second quarter of 2000. The change in EBITDA resulted from decreased EBITDA at the Satellite Services segment principally due to the new outright sales and sales-type lease transactions executed during the second quarter of 2000 for which there were no comparable transactions in the second quarter of 2001 and higher direct operating and selling, general and administrative expenses; and lower EBITDA at the Network Systems segment primarily due to decreased shipments of DIRECTV receiving equipment and increased costs associated with the rollout of new DirecPC(R) services. These decreases were partially offset by the Direct-To-Home Broadcast segment's improved EBITDA in the second quarter of 2001 compared to 2000 that resulted from the increase in revenues discussed above, partially offset by higher marketing costs and negative EBITDA associated with DIRECTV Broadband. The change in EBITDA margin resulted primarily from losses at the Network Systems segment and DIRECTV Broadband.

   Operating Loss. The operating loss for the second quarter of 2001 was $223.0 million compared to an operating loss of $45.0 million in 2000. The increased operating loss resulted from the decrease in EBITDA and the higher depreciation and amortization expense.

   Interest Income and Expense. Interest income increased to $19.0 million for the second quarter of 2001 compared to interest income of $4.3 million for the same period of 2000 due to increased cash and cash equivalents that resulted from the sale of the Satellite Businesses in October 2000. Interest expense decreased to $42.8 million for the second quarter of 2001 from $57.8 million for the second quarter of 2000. The lower interest expense resulted primarily from lower average outstanding borrowings. The changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."

   Other, Net. Other, net decreased to an expense of $10.9 million for the second quarter of 2001 from an expense of $43.3 million in the same period of 2000. Other, net expense for the second quarter of 2001 and 2000 resulted primarily from equity method losses. The higher expense in 2000 resulted primarily from equity method losses for the DIRECTV Japan business, which ceased operations in the third quarter of 2000.

   Income Taxes. Hughes recognized an income tax benefit of $74.8 million for the second quarter of 2001, compared to $54.8 million in the second quarter of 2000. The higher tax benefit in the second quarter of 2001 is due to higher pre-tax losses in 2001, partially offset by favorable tax settlements.

   Loss From Continuing Operations. Hughes reported a loss from continuing operations before cumulative effect of accounting change of $156.5 million for the 2001 second quarter, compared to $82.5 million for the same period of 2000.

   Discontinued Operations. Revenues for the Satellite Businesses for the second quarter of 2000 were $556.6 million. Revenues, excluding intercompany transactions, for the second quarter of 2000 were $412.1 million.

   The Satellite Businesses reported operating profit of $35.4 million for the second quarter of 2000. Operating profit, excluding intercompany transactions, amounted to $21.3 million for the second quarter of 2000.

   Income from discontinued operations, net of taxes was $13.4 million for the second quarter of 2000.

 Direct-To-Home Broadcast Segment

   Direct-To-Home Broadcast segment second quarter 2001 revenues increased 22.0% to $1,527.7 million from $1,252.2 million in the second quarter of 2000. The Direct-To-Home Broadcast segment had negative EBITDA of $1.3 million in the second quarter of 2001 compared with negative EBITDA of $14.0 million in the second quarter of 2000. The operating loss for the segment increased to $182.9 million in the second quarter of 2001 from $134.8 million in the second quarter of 2000.

   United States. The DIRECTV U.S. businesses were the biggest contributors to the segment's revenue growth with revenues of $1,345 million for the second quarter of 2001, a 19% increase over second quarter 2000 revenues of $1,129 million. The large increase in revenues resulted primarily from an increased number of DIRECTV subscribers since June 30, 2000. As of June 30, 2001, DIRECTV had more than 10 million high-power subscribers compared to about 8.3 million high-power and 0.4 million PRIMESTAR By DIRECTV medium-power subscribers at June 30, 2000. DIRECTV added 175,000 net new subscribers in the second quarter of 2001, compared to 452,000 net new subscribers in the second quarter of 2000. Average monthly revenue per subscriber for the high-power business was $59 and $58 at June 30, 2001 and June 30, 2000, respectively. DIRECTV completed the conversion of the medium-power subscribers to the high-power service on September 30, 2000.

   EBITDA was $75 million for the second quarter of 2001 compared to EBITDA of $26 million for the second quarter of 2000. The operating loss for the second quarter of 2001 for the DIRECTV U.S. businesses was $39 million compared to $67 million in the second quarter of 2000. The increased EBITDA was due to the increased revenues discussed above, which more than offset higher programming costs that resulted from the increased number of subscribers, and higher subscriber acquisition costs. The lower operating loss resulted from the increase in EBITDA, partially offset by higher depreciation expense that resulted from an increase in customer leased DIRECTV receiving equipment.

   Latin America. Revenues for the Latin America DIRECTV businesses increased 43% to $175 million for the second quarter of 2001 from $122 million for the second quarter of 2000. The increase in revenues was primarily due to continued subscriber growth. Subscribers grew to about 1,431,000 at June 30, 2001 compared to about 1,010,000 at June 30, 2000. Latin America DIRECTV added about 25,000 net subscribers in the second quarter of 2001 compared to about 101,000 net new subscribers in the second quarter of 2000. Average monthly revenue per subscriber was $36 and $34 at June 30, 2001 and June 30, 2000, respectively.

   EBITDA was a negative $35 million in the second quarter of 2001 compared to negative EBITDA of $40 million in the second quarter of 2000. The change in EBITDA was due to the increased revenues discussed above, offset by higher marketing costs. The Latin America DIRECTV businesses incurred an operating loss of $87 million for the second quarter of 2001 compared to an operating loss of $68 million in the second quarter of 2000. The increased operating loss was primarily due to higher depreciation expense that resulted from an increase in customer leased DIRECTV receiving equipment.

   DIRECTV Broadband. Revenues and EBITDA for DIRECTV Broadband were $7 million and negative $41 million for the second quarter of 2001, respectively. DIRECTV Broadband added about 4,000 net subscribers in the second quarter of 2001. Net subscriber additions were negatively impacted by customer churn that resulted from the bankruptcy of a wholesale provider of DSL services. At June 30, 2001, DIRECTV Broadband had more than 68,000 residential subscribers in the United States.

 Satellite Services Segment

   Revenues for the Satellite Services segment in the second quarter of 2001 decreased $114.0 million to $208.3 million from $322.3 million in the same period in the prior year. The decrease was primarily due to new outright sales and sales-type lease transactions of $123.4 million executed during the second quarter of

2000 for which there were no comparable transactions in the second quarter of 2001. Revenues associated with outright sales and sales-type leases of transponders were $5.3 million for the second quarter of 2001 compared to $129.6 million for the second quarter of 2000. Revenues from operating leases of transponders, satellite services and other were 97.5% of total revenues for the second quarter of 2001 and increased by 5.3% to $203.0 million from $192.7 million in the second quarter of 2000.

   EBITDA was $134.5 million for the second quarter of 2001, a 39.3% decrease from the second quarter 2000 EBITDA of $221.4 million. The decrease in EBITDA was due to the decreased revenues discussed above and higher direct operating and selling, general and administrative expenses associated with new service initiatives. EBITDA margin for the second quarter of 2001 was 64.6% compared to 68.7% in the second quarter of 2000. The decrease in EBITDA margin was due to the higher direct operating and selling, general and administrative expenses, partially offset by lower margins associated with the new outright sales and sales-type lease transactions executed in the second quarter of 2000. Excluding the new outright sales and sales-type lease transaction, EBITDA for the second quarter of 2000 was $138.5 million or 69.6% of corresponding revenues. Operating profit was $32.8 million for the second quarter of 2001 compared to $139.8 million for the second quarter of 2000. The decrease in operating profit resulted from the decrease in EBITDA and higher depreciation expense related to additional satellites placed into service since June 30, 2000 and increased depreciation expense that resulted from a change in the useful life of the Galaxy VIII-i satellite due to the failure of its primary propulsion system during the third quarter of 2000.

 Network Systems Segment

   Revenues for the Network Systems segment for the second quarter of 2001 decreased by 18.7% to $302.2 million, compared to $371.8 million in the second quarter of 2000. The lower revenues resulted from decreased shipments of DIRECTV receiving equipment due primarily to DIRECTV completing the conversion of PRIMESTAR By DIRECTV customers to the high-power DIRECTV service in 2000 and a decrease in manufacturing subsidies.

   The Network Systems segment reported negative EBITDA of $36.8 million for the second quarter of 2001, compared to EBITDA of $0.8 million in second quarter of 2000. The Network Systems segment had an operating loss of $56.5 million in the second quarter of 2001, compared to an operating loss of $17.1 million in the second quarter of 2000. The change in EBITDA and operating profit resulted from the decreased revenues discussed above and increased costs associated with the rollout of new DirecPC services, including AOL Plus Powered by DirecPC.

 Eliminations and Other

   The elimination of revenues decreased to $53.1 million in the second quarter of 2001 from $109.3 million in the second quarter of 2000 due primarily to a decline in intercompany purchases of DIRECTV receiving equipment and lower manufacturing subsidies paid by DIRECTV to HNS.

   Operating losses for "eliminations and other" decreased to $16.4 million for the second quarter of 2001 from $32.9 million for the second quarter of 2000. The change resulted primarily from the decreased elimination of revenues discussed above, partially offset by one-time severance charges of $22 million.

 Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   Revenues. Revenues for the six months ended June 30, 2001 increased 9.5% to $3,878.1 million compared with $3,540.1 million for the six months ended June 30, 2000. The increase in revenues resulted primarily from $591.6 million of higher revenues at the Direct-To-Home Broadcast segment over the first six months of 2000 that resulted from the addition of about 1.7 million net new subscribers in the United States and Latin America since June 30, 2000. The increased revenues from the Direct-To-Home Broadcast segment were partially offset by a decrease in revenues of $207.9 million at the Satellite Services segment and

$185.9 million at the Network Systems segment. The decrease in revenues from the Satellite Services segment was principally due to $217.2 million of new outright sales and sales-type lease transactions executed during the first six months of 2000 for which there were no comparable transactions in the first six months of 2001. The decrease in revenues from the Network Systems segment was principally due to decreased shipments of DIRECTV receiving equipment that resulted from DIRECTV completing the conversion of PRIMESTAR By DIRECTV customers to the high-power DIRECTV service in 2000 and a decrease in manufacturing subsidies.

   Operating Costs and Expenses. Operating costs and expenses increased to $4,253.6 million in the first six months of 2001 from $3,642.6 million in the first six months of 2000. Broadcast programming and other costs increased by $170.8 million in the first six months of 2001 from the same period in 2000 due to higher costs at the Direct-To-Home segment resulting from the increase in subscribers and the added costs from DIRECTV Broadband. This increase was partially offset by decreased costs at the Satellite Services segment associated with the new outright sales and sales-type lease transactions executed during the first six months of 2000 for which there were no comparable transactions in the first six months of 2001. Costs of products sold decreased by $90.7 million for the first six months of 2001 from the first six months of 2000 due to the decreased shipments of DIRECTV receiving equipment. Selling, general and administrative expenses increased by $395.0 million during the first six months of 2001 compared to the same period in 2000 due primarily to higher marketing costs at the Direct-To-Home Broadcast segment resulting from increased subscriber growth in both the United States and Latin America, added costs from DIRECTV Broadband and higher expenses at the Satellite Services segment to support the continued satellite fleet expansion and costs associated with new service initiatives. Depreciation and amortization increased by $135.9 million during the first six months of 2001 compared to the first six months of 2000 primarily due to capital expenditures for property and satellites since June 30, 2000, a change in the useful life of the Galaxy VIII-i satellite due to the failure of its primary propulsion system during the third quarter of 2000, and goodwill amortization and added depreciation that resulted from DIRECTV Broadband.

   EBITDA. EBITDA for the first six months of 2001 was $195.2 million and EBITDA margin was 5.0%, compared to EBITDA of $332.3 million and EBITDA margin of 9.4% in the same period of 2000. The change in EBITDA resulted from decreased EBITDA at the Satellite Services segment principally due to the new outright sales and sales-type lease transactions executed during the first six months of 2000 for which there were no comparable transactions in the first six months of 2001 and higher direct operating and selling, general and administrative expenses; and, lower EBITDA at the Network Systems segment primarily due to decreased shipments of DIRECTV receiving equipment and increased costs associated with the rollout of new DirecPC services. These decreases were partially offset by the Direct-To-Home Broadcast segment's positive EBITDA in the first six months of 2001 compared to negative EBITDA in the first six months of 2000 that resulted from the increase in revenues discussed above, partially offset by higher marketing costs and negative EBITDA associated with DIRECTV Broadband. The change in EBITDA margin resulted primarily from losses at the Network Systems segment and DIRECTV Broadband.

   Operating Loss. The operating loss for the first six months of 2001 was $375.5 million compared to an operating loss of $102.5 million in 2000. The increased operating loss resulted from the decrease in EBITDA and the higher depreciation and amortization expense.

   Interest Income and Expense. Interest income increased to $42.8 million for the first six months of 2001 compared to interest income of $8.2 million for the same period of 2000 due to increased cash and cash equivalents that resulted from the sale of the Satellite Businesses in October 2000. Interest expense decreased to $93.4 million for the first six months of 2001 from $102.7 million for the first six months of 2000. The lower interest expense resulted primarily from lower average outstanding borrowings. Changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."

   Other, Net. Other, net decreased to an expense of $3.7 million for the first nine months of 2001 from a net expense of $282.5 million in the same period of 2000. Other, net expense for the first six months of 2001 resulted primarily from equity method losses of $23.0 million, partially offset by gains from the sale of investments. Other, net expense for the first six months of 2000 included $111.9 million of equity method losses and a $170.6 million charge related to the exit of the DIRECTV Japan business, which is discussed below in "Liquidity and Capital Resources-Acquisitions, Investments and Divestitures."

   Income Taxes. Hughes recognized an income tax benefit of $124.7 million for the first six months of 2001, compared to $276.6 million in the first six months of 2000. The lower tax benefit in the first six months of 2001 is due to lower pre-tax losses in 2001 as well as the additional tax benefit in 2000 associated with the write-off of Hughes' historical investment in DIRECTV Japan.

   Loss from Continuing Operations. Hughes reported a loss from continuing operations before cumulative effect of accounting change of $254.4 million for the six months ended June 30, 2001, compared to $190.8 million for the same period of 2000.

   Discontinued Operations. Revenues for the Satellite Businesses for the six months ended June 30, 2000 were $1,071.6 million. Revenues, excluding intercompany transactions, for the first six months of 2000 were $801.2 million.

   The Satellite Businesses reported operating profit of $78.9 million for the first six months of 2000. Operating profit, excluding intercompany transactions, amounted to $63.5 million for the first six months of 2000.

   Income from discontinued operations, net of taxes, was $39.8 million for the first six months of 2000.

   Cumulative Effect of Accounting Change. Hughes adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. SFAS No.133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) and an after-tax unrealized gain of $0.4 million in Other Comprehensive Income (Loss).

 Direct-To-Home Broadcast Segment

   Direct-To-Home Broadcast segment revenues for the first six months of 2001 increased 24.4% to $3,017.6 million from $2,426.0 million for the first six months of 2000. The Direct-To-Home Broadcast segment had positive EBITDA of $4.7 million in the first six months of 2001 compared with negative EBITDA of $23.2 million in the first six months of 2000. The operating loss for the segment increased to $328.4 million in the first six months of 2001 from $260.8 million in the first six months of 2000.

   United States. The DIRECTV U.S. businesses were the biggest contributors to the segment's revenue growth with revenues of $2,669 million for the first six months of 2001, a 22% increase over last year's revenues for the same period of $2,188 million. The large increase in revenues resulted primarily from an increased number of DIRECTV subscribers since June 30, 2000. As of June 30, 2001, DIRECTV had more than 10 million high-power subscribers compared to about
8.3 million high-power and 0.4 million PRIMESTAR By DIRECTV medium-power subscribers at June 30, 2000. DIRECTV added 515,000 net new subscribers in the first six months of 2001, compared to 857,000 net new subscribers in the first six months of 2000. In addition, 705,000 customers were transitioned from the PRIMESTAR By DIRECTV medium-power service to the high-power service in the first six months of 2000. Average monthly revenue per subscriber for the high-power business was $59 and $58 at June 30, 2001 and June 30, 2000, respectively. DIRECTV completed the conversion of the medium-power subscribers to the high-power service on September 30, 2000.

   EBITDA was $125 million for the first six months of 2001 compared to EBITDA of $57 million for the first six months of 2000. The operating loss for the first six months of 2001 for the DIRECTV U.S. businesses was $92 million compared to $133 million in the first six months of 2000. The change in EBITDA and operating loss was due to the increased revenues discussed above, which more than offset higher programming costs, which resulted from the increased number of subscribers, and higher subscriber acquisition costs.

   Latin America. Revenues for the Latin America DIRECTV businesses increased 44% to $340 million in the first six months of 2001 from $236 million in the first six months of 2000. The increase in revenues was primarily due to continued subscriber growth. Subscribers grew to about 1,431,000 at June 30, 2001 compared to about 1,010,000 at June 30, 2000. Latin America DIRECTV added about 126,000 net subscribers in the first six months of 2001 compared to about 206,000 net new subscribers in the first six months of 2000. Average monthly revenue per subscriber was $36 and $34 at June 30, 2001 and June 30, 2000, respectively.

   EBITDA was a negative $79 million in the first six months of 2001 compared to negative EBITDA of $78 million in the first six months of 2000. The change in EBITDA was due to the increased revenues discussed above, offset by higher marketing costs. The Latin America DIRECTV businesses incurred an operating loss of $179 million for the first six months of 2001 compared to an operating loss of $127 million in the first six months of 2000. The increased operating loss was primarily due to higher depreciation expense that resulted from an increase in customer leased DIRECTV receiving equipment.

   DIRECTV Broadband. Revenues and EBITDA for DIRECTV Broadband were $7 million and negative $41 million for the first six months of 2001, respectively. DIRECTV Broadband added about 4,000 net subscribers in the first six months of 2001. Net subscriber additions were negatively impacted by customer churn that resulted from the bankruptcy of a wholesale provider of DSL services. At June 30, 2001, DIRECTV Broadband had more than 68,000 residential broadband subscribers in the United States.

 Satellite Services Segment

   Revenues for the Satellite Services segment in the first six months of 2001 decreased $207.9 million to $413.5 million from $621.4 million in the same period in the prior year. The decrease was primarily due to new outright sales and sales-type lease transactions of $217.2 million executed during the first six months of 2000 for which there were no comparable transactions in the first six months of 2001. Revenues associated with outright sales and sales-type leases of transponders were $11.0 million for the first six months of 2001 compared to $228.7 million for the first six months of 2000. Revenues from operating leases of transponders, satellite services and other were 97.3% of total revenues for the first six months of 2001 and increased by 2.5% to $402.5 million from $392.7 million in the first six months of 2000.

   EBITDA was $274.5 million for the first six months of 2001, a 35.0% decrease over the first six months of 2000 EBITDA of $422.4 million. The decrease in EBITDA was due to the decreased revenues discussed above and higher direct operating and selling, general and administrative expenses to support the continued satellite fleet expansion and costs associated with new service initiatives. EBITDA margin for the first six months of 2001 was 66.4% compared to 68.0% in the first six months of 2000. The decrease in EBITDA margin was due to higher direct operating and selling, general and administrative expenses associated with new service initiatives, partially offset by lower margins associated with the new outright sales and sales-type lease transactions executed in the first six months of 2000. Excluding the new outright sales and sales-type lease transactions, EBITDA for the first six months of 2000 was $291.0 million or 72.0% of corresponding revenues. Operating profit was $73.9 million for the first six months of 2001 compared to $267.1 million for the first six months of 2000. The decrease in operating profit resulted from the decrease in EBITDA and higher depreciation expense related to additional satellites placed into service since June 30, 2000 and increased depreciation expense that resulted from a change in the useful life of the Galaxy VIII-i satellite due to the failure of its primary propulsion system during the third quarter of 2000.

 Network Systems Segment

   Revenues for the Network Systems segment for the first six months of 2001 decreased by 25.2% to $550.4 million from $736.3 million in the first six months of 2000. The lower revenues resulted from decreased shipments of DIRECTV receiving equipment due primarily to DIRECTV completing the conversion of

PRIMESTAR By DIRECTV customers to the high-power DIRECTV service in 2000 and decreased manufacturing subsidies.

   The Network Systems segment reported negative EBITDA of $75.1 million for the first six months of 2001, compared to EBITDA of $17.6 million in the first six months of 2000. The Network Systems segment had an operating loss of $109.1 million in the first six months of 2001, compared to an operating loss of $17.0 million in the first six months of 2000. The change in EBITDA and operating profit resulted from the decreased revenues discussed above and increased costs associated with the rollout of new DirecPC services, including AOL Plus Powered by DirecPC.

 Eliminations and Other

   The elimination of revenues decreased to $103.4 million in the first six months of 2001 from $243.6 million in the first six months of 2000 due primarily to a decline in intercompany purchases of DIRECTV receiving equipment and lower manufacturing subsidies paid by DIRECTV to HNS.

   Operating losses from "eliminations and other" decreased to $11.9 million in the first six months of 2001 from $91.8 million in the first six months of 2000. The change in operating loss resulted primarily from the decrease in the elimination of revenues discussed above and decreased corporate expenditures, partially offset by one-time severance charges of $22 million.

Liquidity and Capital Resources

   Cash and cash equivalents were $1,052.3 million at June 30, 2001 compared to $1,508.1 million at December 31, 2000.

   Cash used in operating activities was $97.5 million in the first six months of 2001, compared to cash provided by operating activities of $147.3 million in the first six months of 2000. The decrease in 2001 resulted primarily from the change in EBITDA and higher cash requirements for the change in operating assets and liabilities.

   Cash used in investing activities was $870.4 million in the six months ended June 30, 2001, and $798.0 million for the same period in 2000. The higher 2001 use of cash for investing activities resulted primarily from increased investments in companies and increased expenditures for satellites, partially offset by $96.2 million of incremental proceeds received from satellite insurance claims in 2001 compared with 2000.

   Cash provided by financing activities was $512.1 million in the first six months of 2001, compared to $627.0 million in the same period of 2000. The lower 2001 financing activities resulted from decreased net borrowings due to the cash received from the sale of the Satellite Businesses in the fourth quarter of 2000.

   Cash provided by discontinued operations was $63.1 million in the first six months ended June 30, 2000.

   Liquidity Measurement. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at June 30, 2001 and December 31, 2000 was 1.03 and 1.54, respectively. Working capital decreased by $1,338.6 million to $124.2 million at June 30, 2001 from $1,462.8 million at December 31, 2000.

   Common Stock Dividend Policy and Use of Cash. The GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Class H common stock. Similarly, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes. Hughes expects to have cash requirements for the remainder of 2001 of up to about $2 billion primarily due to capital expenditures for satellites and property, planned increases in subscriber acquisition costs for the Direct-To-Home businesses, working capital, debt service and preferred stock dividends. In addition, Hughes expects to increase its investment in affiliated companies. These cash requirements are expected to be funded from a combination of existing cash balances, cash provided from operations, amounts available under credit facilities, and additional borrowings and equity offerings, as needed.

   Debt and Credit Facilities. Notes Payable. In July 1999, in connection with the early buy-out of satellite sale-leasebacks, PanAmSat assumed $124.1 million of variable rate notes of which $46.5 million was outstanding at June 30, 2001. The weighted average interest rate on the notes was 4.92% at June 30, 2001. The notes mature in January 2002.

   PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for these notes as of June 30, 2001 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at $6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually.

   Revolving Credit Facilities. On January 5, 2001, DLA entered into a $450.0 million revolving credit facility. This facility provides for a commitment through the earlier of July 5, 2002 or the date of receipt of the cash proceeds from the issuance of any debt or equity security of DLA. Borrowings under the credit facility bear interest at a rate based on the London Interbank Offer Rate ("LIBOR") plus an indicated spread. As of June 30, 2001, $450.0 million was outstanding under the revolving credit facility, bearing a weighted average interest rate of 4.96%.

   As of June 30, 2001, Hughes had a $750.0 million multi-year unsecured revolving credit facility. Borrowings under the facility bear interest based on a spread to the then-prevailing LIBOR. The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002. The facility also provides backup capacity for Hughes' $1.0 billion commercial paper program. Commercial paper outstanding under the program bears interest at various rates, based on market rates prevailing at the time each commercial paper instrument is placed. No amounts were outstanding under the multi-year credit facility or commercial paper program at June 30, 2001.

   PanAmSat maintains a $500.0 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500.0 million commercial paper program. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus a spread based on PanAmSat's credit rating. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at June 30, 2001.

   At June 30, 2001, SurFin had unsecured revolving credit facilities of $400.0 million and $212.5 million that expire in June 2002 and September 2003, respectively. Borrowings under the credit facilities bear interest at various rates based on LIBOR plus an indicated spread. $400.0 million was outstanding under the $400.0 million credit facility at June 30, 2001, with borrowings bearing a weighted average interest rate of 6.39%. $183.3 million was outstanding under the $212.5 million credit facility at June 30, 2001. The weighted average interest rate on these borrowings was 6.57% at June 30, 2001.

   Other short-term and long-term debt outstanding at June 30, 2001 included $23.2 million of notes bearing fixed rates of interest of 9.61% to 12.37% and $8.6 million of variable rate notes, bearing a weighted average interest rate of 9.36%. Principal on the fixed rate notes is payable in varying amounts at maturity through April 2007. Principal on the variable rate notes is payable in varying amounts at maturity in April and May 2002.

   Hughes has filed a shelf registration statement with the SEC with respect to an issuance of up to $2.0 billion of debt securities from time to time. No amounts have been issued as of June 30, 2001.

   Acquisitions, Investments and Divestitures. Acquisitions and Investments. On May 1, 2001, DLA acquired from Grupo Clarin S.A. ("Clarin") a 51% ownership interest in GEA, a local operating company located in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that will allow Clarin to sell in November 2003 its 3.98% interest back to DLA for $195 million in cash. As a result of the transaction, Hughes' interest in DLA decreased from 77.8% to 74.7% and Hughes' ownership in GEA increased from 20% to 58.1%. Hughes' portion of the purchase price, which amounted to about $130 million, was recorded as an increase to additional paid in capital with the offset allocated to the net assets acquired, including goodwill.

   On April 3, 2001, Hughes acquired Telocity, a company that provides land-based DSL services, through the completion of a tender offer and merger. Telocity is now operating as DIRECTV Broadband. The purchase price, which totaled $197.8 million in cash, will be allocated to the net assets acquired (primarily goodwill) prior to year end. See Note 8 to the consolidated financial statements for further discussion.

   On January 1, 2001, DLA acquired from Bavaria S.A. ("Bavaria") an additional 14.2% ownership interest in GEC, a DLA local operating company located in Colombia. As a result of the transaction, Hughes' ownership interest in GEC increased from 44.2% to 55.2%. The purchase price consisted of prior capital contributions of $4.4 million made by DLA during 2000 on behalf of Bavaria.

   The above acquisitions were accounted for using the purchase method of accounting and resulted in their consolidation from their respective dates of acquisition.

   Divestitures. On July 31, 2001, Hughes sold a 3% interest in Thomson Multimedia S. A. for approximately $132 million in cash, resulting in a pre-tax gain of approximately $108 million that will be recognized in the third quarter of 2001.

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

   In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to "Other, net" of $106.0 million. The adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and favorable settlements of various contracts and claims. About $22.4 million was paid for accrued exit costs and no payments were made for involuntary termination benefits during the second quarter of 2001. The balances remaining at June 30, 2001 for accrued exit costs and involuntary termination benefits were $78.7 million and $0.9 million, respectively.

   DIRECTV Japan employed approximately 290 personnel as of March 31, 2000, of which 244 were terminated during 2000. All remaining personnel were terminated in the first quarter of 2001.

   In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of Hughes' interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. In the fourth quarter of 2000, a portion of the decline in the value of the Sky Perfect investment was determined to be "other than temporary" based on investment research analysis, resulting in a write-down of the carrying value of the investment by $86 million from $428.8 million to $342.8 million. At June 30, 2001, the market value of the investment was $123.5 million, or $219.3 million less than the carrying value at that date. Hughes believes that this decrease represents a temporary decline in value, and as a result, has recorded this change as an unrealized loss, net of taxes, as part of OCI. If the market value of the Sky Perfect Investment does not recover significantly, Hughes may be required to record an additional adjustment for an "other than temporary" decline as a charge to earnings prior to year-end.

New Accounting Standards

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after July 1, 2001 be accounted for using the purchase method. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually. All other intangible assets are amortized over their estimated useful lives. Hughes will be required to adopt SFAS No. 142 on January 1, 2002 which will require an assessment of goodwill and intangible assets acquired prior to July 1, 2001. Intangible assets that no longer qualify for separate accounting, if any, will be combined with goodwill, while certain intangible assets not previously identified, if any, may be prospectively accounted for separately from goodwill. Management is currently assessing the impact of these standards on Hughes' results of operations and financial position. Goodwill amortization for the six months ended June 30, 2001 was $101.7 million. These statements will have no impact on Hughes' consolidated cash flows.

Security Ratings

   Hughes' current long-term credit ratings are Baa2 and BBB-, with its short-term credit and commercial paper ratings at P-2 and A-3, as rated by Moody's Investor Services ("Moody's") and Standard and Poor's Rating Services ("S&P"), respectively. On May 2, 2001, subsequent to the announcement that the GM Board authorized further discussions with The News Corporation Limited regarding a proposal to combine Hughes with Sky Global Networks, Inc., S&P re-affirmed its ratings on Hughes and PanAmSat and placed them on credit watch with negative implications. Moody's most recent action occurred in January 2000, subsequent to the announced sale of Hughes' Satellite Businesses at which time Moody's affirmed its debt ratings for Hughes while maintaining its negative outlook but ending its review for possible downgrade.

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

 Other Derivatives

   Hughes holds financial instruments obtained in connection with supplier contracts, such as stock purchase warrants in public and private companies. These instruments are deemed derivatives because they contain net-share settlement provisions, but are not designated as hedging instruments. Hughes records changes in the fair value of these instruments to current earnings. At June 30, 2001, the fair value of these instruments was not significant.

                         HUGHES ELECTRONICS CORPORATION

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

   Summarized below, for the quarter ended June 30, 2001 and through the date of this filing, are changes in material pending legal proceedings involving Hughes. For further information, refer to the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 6, 2001, and Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report. Also, for further information, refer to Note 10 to the consolidated financial statements included in this filing.

 Other Matters

   From August 6 through 9, 2001, five purported class actions (Wurzel v. Cornelius, et al.; Selden Realty Association, Inc. v. Hughes Electronics Corporation, et al.; Weilheimer v. Cornelius, et al, Kopelman v. Cornelius, et al, and Lerner v. Cornelius, et al.) were filed on behalf of owners of GM Class H shares against Hughes Electronics Corporation, General Motors Corporation and the Hughes directors in Delaware Chancery Court. A sixth purported class action was filed against Hughes and the Hughes directors only in Superior Court in Los Angeles, California (Salamone v. Hughes Electronics Corporation, et al.). The lawsuits allege that News Corp has been favored as a bidder to purchase Hughes over EchoStar to benefit GM in violation of alleged fiduciary duties. GM, Hughes and the director defendants believe these actions are without merit and intend to vigorously defend the lawsuits.

                                     * * *

   On May 18, 2001, in Oklahoma State Court, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV and Hughes. All four plaintiffs are DIRECTV dealers (three residential and one commercial), who allege claims ranging from breach of contract to fraud, promissory estoppel, antitrust and unfair competition claims. The plaintiffs seek unspecified damages and unjunctive relief. They claim to be bringing the complaint on behalf of all DIRECTV dealers, including former PRIMESTAR and USSB dealers. DIRECTV and Hughes have filed a motion to stay and compel arbitration with each of the individual plaintiffs pursuant to the arbitration clause in each of the dealer's contracts with DIRECTV, and will vigorously defend against these allegations.

                                     * * *

   As previously reported, General Electric Capital Corporation ("GECC") and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV(R) programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment entered in GECC's favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. The appeal briefs have been submitted and oral argument is expected in mid-September 2001. Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted. However, if Hughes were not to prevail in this manner, Hughes could be required to make a cash payment to GECC that would be material to Hughes' consolidated financial statements.

                                     * * *

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

 Exhibit
 Number                         Exhibit Name                        Page No.
 -------                        ------------                        --------
 None

   (b) Reports on Form 8-K.

   Three reports on Form 8-K, one dated April 17, 2001 and two dated May 25, 2001, were filed during the quarter ended June 30, 2001 reporting matters under
Item 5, Other Events. One report on Form 8-K dated April 18, 2001 was filed during the quarter ended June 30, 2001 reporting matters under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements and Exhibits. Two reports on Form 8-K, dated April 17, 2001 and June 11, 2001, were submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 9 are not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not, and will not, incorporate by reference such reports into a filing under the Securities Act or the Exchange Act.

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

                                          HUGHES ELECTRONICS CORPORATION
                                                       (Registrant)

Date August 14, 2001                              /s/ Michael J. Gaines
                                          By __________________________________
                                                   Michael J. Gaines,
                                                 Chief Financial Officer