Form 10-Q
period 2001-09-30
HUGHES ELECTRONICS CORP
filed 2001-10-26
CIK 944868

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended September 30, 2001

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

   As of September 30, 2001, there were outstanding 200 shares of the issuer's $0.01 par value common stock.

   The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.


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

   Item 1. Financial Statements

          Consolidated Statements of Operations and Available Separate Consolidated
            Net Income (Loss) for the Three and Nine Months Ended September 30,
            2001 and 2000                                                                       3

          Consolidated Balance Sheets as of September 30, 2001 and December 31,
            2000                                                                                4

          Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2001 and 2000                                                   5

          Notes to the Consolidated Financial Statements                                        6

   Item 2.Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                           15

Part II--Other Information (Unaudited)

Item 1. Legal Proceedings                                                                      30

Item 6. Exhibits and Reports on Form 8-K                                                       30

Signature                                                                                      32

                        HUGHES ELECTRONICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
               AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)
                                  (Unaudited)

                                                               Three Months Ended   Nine Months Ended
                                                                  September 30,       September 30,
                                                               ------------------  ------------------
                                                                 2001      2000      2001      2000
                                                               --------  --------  --------  --------
                                                                        (Dollars in Millions)
Revenues
    Direct broadcast, leasing and other services               $1,830.9  $1,485.5  $5,267.7  $4,523.3
    Product sales                                                 272.4     203.0     713.7     705.3
                                                               --------  --------  --------  --------
       Total Revenues                                           2,103.3   1,688.5   5,981.4   5,228.6
                                                               --------  --------  --------  --------
Operating Costs and Expenses
    Broadcast programming and other costs                         830.1     681.4   2,355.4   2,035.9
    Cost of products sold                                         246.7     146.2     590.4     580.6
    Selling, general and administrative expenses                  950.0     753.0   2,763.9   2,171.9
    Depreciation and amortization                                 280.2     238.3     850.9     673.1
                                                               --------  --------  --------  --------
       Total Operating Costs and Expenses                       2,307.0   1,818.9   6,560.6   5,461.5
                                                               --------  --------  --------  --------
Operating Loss                                                   (203.7)   (130.4)   (579.2)   (232.9)
Interest income                                                     9.4       7.1      52.2      15.3
Interest expense                                                  (40.6)    (66.5)   (134.0)   (169.2)
Other, net                                                        (86.3)    (11.9)    (90.0)   (294.4)
                                                               --------  --------  --------  --------
Loss From Continuing Operations Before Income Taxes, Minority
 Interests and Cumulative Effect of Accounting Change            (321.2)   (201.7)   (751.0)   (681.2)
Income tax benefit                                                 93.1      77.8     217.8     354.4
Minority interests in net losses of subsidiaries                    0.9      19.6      51.6      31.7
                                                               --------  --------  --------  --------
Loss from continuing operations before cumulative effect of
 accounting change                                               (227.2)   (104.3)   (481.6)   (295.1)
Income from discontinued operations, net of taxes                    --      10.5        --      50.3
                                                               --------  --------  --------  --------
Loss before cumulative effect of accounting change               (227.2)    (93.8)   (481.6)   (244.8)
Cumulative effect of accounting change, net of taxes                 --        --      (7.4)       --
                                                               --------  --------  --------  --------
Net Loss                                                         (227.2)    (93.8)   (489.0)   (244.8)
Adjustment to exclude the effect of GM purchase accounting          0.9       5.3       2.5      15.9
                                                               --------  --------  --------  --------
Loss excluding the effect of GM purchase accounting adjustment   (226.3)    (88.5)   (486.5)   (228.9)
Preferred stock dividends                                         (24.1)    (24.1)    (72.3)    (72.9)
                                                               --------  --------  --------  --------
Loss Used for Computation of Available Separate Consolidated
 Net Income (Loss)                                             $ (250.4) $ (112.6) $ (558.8) $ (301.8)
                                                               ========  ========  ========  ========
Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors Class H Common
 Stock outstanding (in millions) (Numerator)                      876.8     873.9     876.0     616.7
Average Class H dividend base (in millions) (Denominator)       1,300.5   1,297.8   1,299.7   1,296.5
Available Separate Consolidated Net Income (Loss)              $ (168.8) $  (75.8) $ (376.6) $ (143.6)
                                                               ========  ========  ========  ========

--------
Reference should be made to the Notes to the Consolidated Financial Statements.

                        HUGHES ELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       September 30, December 31,
                                                                           2001          2000
                                                                       ------------- ------------
                                                                         (Dollars in Millions)
                             ASSETS
Current Assets
   Cash and cash equivalents                                             $   698.5    $ 1,508.1
   Accounts and notes receivable (less allowances)                         1,275.5      1,253.0
   Contracts in process                                                      156.3        186.0
   Inventories                                                               374.8        338.0
   Deferred income taxes                                                     103.1         89.9
   Prepaid expenses and other                                              1,054.5        778.7
                                                                         ---------    ---------
          Total Current Assets                                             3,662.7      4,153.7
   Satellites, net                                                         4,617.6      4,230.0
   Property, net                                                           2,097.4      1,707.8
   Net Investment in Sales-type Leases                                       233.5        221.1
   Intangible Assets, net                                                  7,288.5      7,151.3
   Investments and Other Assets                                            1,225.4      1,815.4
                                                                         ---------    ---------
          Total Assets                                                   $19,125.1    $19,279.3
                                                                         =========    =========

              LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
   Accounts payable                                                      $ 1,407.9    $ 1,224.2
   Deferred revenues                                                         181.7        137.6
   Short-term borrowings and current portion of long-term debt               838.3         24.6
   Accrued liabilities and other                                           1,909.3      1,304.5
                                                                         ---------    ---------
          Total Current Liabilities                                        4,337.2      2,690.9
Long-Term Debt                                                               975.0      1,292.0
Other Liabilities and Deferred Credits                                     1,547.9      1,647.3
Deferred Income Taxes                                                        619.6        769.3
Commitments and Contingencies
Minority Interests                                                           527.2        553.7
Stockholder's Equity
   Capital stock and additional paid-in capital                            9,562.2      9,973.8
   Preferred stock                                                         1,497.7      1,495.7
   Retained earnings                                                          70.3        631.6
                                                                         ---------    ---------
Subtotal Stockholder's Equity                                             11,130.2     12,101.1
                                                                         ---------    ---------
   Accumulated Other Comprehensive Income (Loss)
       Minimum pension liability adjustment                                  (16.1)       (16.1)
       Accumulated unrealized gains on securities and derivatives             42.1        257.0
       Accumulated foreign currency translation adjustments                  (38.0)       (15.9)
                                                                         ---------    ---------
   Accumulated other comprehensive income (Loss)                             (12.0)       225.0
                                                                         ---------    ---------
          Total Stockholder's Equity                                      11,118.2     12,326.1
                                                                         ---------    ---------
          Total Liabilities and Stockholder's Equity                     $19,125.1    $19,279.3
                                                                         =========    =========

-------------------
Reference should be made to the Notes to the Consolidated Financial Statements.

                        HUGHES ELECTRONICS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                            --------------------
                                                              2001       2000
                                                            ---------  ---------
                                                            (Dollars in Millions)
Cash Flows from Operating Activities
     Net Cash Provided by (Used in) Operating Activities    $  (145.9) $   316.0
                                                            ---------  ---------

Cash Flows from Investing Activities
Investment in companies, net of cash acquired                  (213.7)    (347.3)
Expenditures for property                                      (583.7)    (654.3)
Expenditures for satellites                                    (643.7)    (551.1)
Proceeds from disposal of property                                0.2       12.8
Proceeds from sale of investments                               200.5       41.5
Proceeds from insurance claims                                  132.4       36.2
                                                            ---------  ---------
     Net Cash Used in Investing Activities                   (1,108.0)  (1,462.2)
                                                            ---------  ---------

Cash Flows from Financing Activities
Net increase in short-term borrowings                           367.2      578.5
Long-term debt borrowings                                     1,515.8    3,973.3
Repayment of long-term debt                                  (1,386.3)  (3,602.4)
Stock options exercised                                          17.9       63.7
Preferred stock dividends paid to General Motors                (70.3)     (72.9)
                                                            ---------  ---------
     Net Cash Provided by Financing Activities                  444.3      940.2
                                                            ---------  ---------
Net cash used in continuing operations                         (809.6)    (206.0)
Net cash provided by discontinued operations                       --      146.2
                                                            ---------  ---------
Net decrease in cash and cash equivalents                      (809.6)     (59.8)
Cash and cash equivalents at beginning of the period          1,508.1      238.2
                                                            ---------  ---------
Cash and cash equivalents at end of the period              $   698.5  $   178.4
                                                            =========  =========

-------------------
Reference should be made to the Notes to the Consolidated Financial Statements.

                        HUGHES ELECTRONICS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Hughes Electronics Corporation ("Hughes") Annual Report on Form 10-K for the year ended December 31, 2000 and the Hughes Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, filed with the Securities and Exchange Commission ("SEC") on March 6, 2001, May 10, 2001 and August 14, 2001, respectively, and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.
   Certain prior period amounts have been reclassified to conform to the September 30, 2001 presentation.
   Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the satellite systems manufacturing businesses ("Satellite Businesses"), which were sold to The Boeing Company ("Boeing") on October 6, 2000, are excluded from Hughes' results from continuing operations for 2000. Alternatively, the financial results of the Satellite Businesses for 2000 are presented in Hughes' Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled "Income from discontinued operations, net of taxes," and the net cash flows are presented in the Condensed Consolidated Statements of Cash Flows as "Net cash provided by discontinued operations." See further discussion in Note 9.
   The accompanying consolidated financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from the purchase accounting adjustment associated with General Motors Corporation's ("GM") purchase of Hughes in 1985, of which a substantial portion was allocated to the Satellite Businesses as part of the Boeing transaction.

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

                        HUGHES ELECTRONICS CORPORATION

   The net deferred gain from effective cash flow hedges in OCI of $3.1 million at September 30, 2001 is expected to be recognized in earnings during the next twelve months.

New Accounting Standards
   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 refines existing impairment accounting guidance and extends the use of this accounting to discontinued operations. SFAS No. 144 allows the use of discontinued operations accounting treatment for both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. Hughes will adopt the statement on January 1, 2002, as required, and, as a result of adoption, does not expect a significant impact on Hughes' consolidated results of operations or financial position.
   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after July 1, 2001 be accounted for using the purchase method. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually. All other intangible assets are amortized over their estimated useful lives. Hughes will be required to adopt SFAS No. 142 on January 1, 2002 which will require an assessment of goodwill and intangible assets acquired prior to July 1, 2001. Intangible assets that no longer qualify for separate accounting, if any, will be combined with goodwill, while certain intangible assets not previously identified, if any, may be prospectively accounted for separately from goodwill. Management is currently assessing the impact of these standards on Hughes' results of operations and financial position. Goodwill amortization for the nine months ended September 30, 2001 was $155.4 million. These statements will have no impact on Hughes' consolidated cash flows.

Note 3. Inventories

Major Classes of Inventories

                                  September 30, December 31,
                                      2001          2000
                                      ----          ----
                                    (Dollars in Millions)
Productive materials and supplies    $106.1        $ 89.5
Work in process                       131.9         128.3
Finished goods                        136.8         120.2
                                     ------        ------
   Total                             $374.8        $338.0
                                     ======        ======

Note 4. Employee Termination Benefits

   During the third quarter of 2001, Hughes announced a 10% reduction of its approximately 7,900 employees located in the United States. As a result, in the third quarter of 2001, 734 employees, across all business disciplines, were given notification of termination that resulted in a charge to operations of $65.3 million. Of that charge, $57.8 million related to employee severance benefits and $7.5 million was for other costs primarily related to a remaining lease obligation associated with excess office space and employee equipment. Additionally, during the second quarter of 2001, Hughes accrued, as a charge to operations, $22.2 million of employee severance benefits associated with the termination of 16 employees. As of September 30, 2001, 37 employees had been terminated with a substantial portion of the remaining employees to be terminated and paid in the fourth quarter of 2001. The remaining accrual for employee severance and other costs amounted to $67.6 million and $7.5 million, respectively, at September 30, 2001.

                        HUGHES ELECTRONICS CORPORATION

Note 5. Comprehensive Income (Loss)

   Hughes' total comprehensive income (loss) was as follows:

                                                               Three Months      Nine Months
                                                                  Ended             Ended
                                                              September 30,     September 30,
                                                             ---------------  ----------------
                                                              2001     2000    2001     2000
                                                             -------  ------  -------  -------
                                                                   (Dollars in Millions)
Net loss                                                     $(227.2) $(93.8) $(489.0) $(244.8)
Other comprehensive income (loss):
   Foreign currency translation adjustments                    (19.3)   (1.9)   (22.1)   (21.0)
   Cumulative effect of accounting change                         --      --      0.4       --
   Unrealized gains (losses) on securities and derivatives:
       Unrealized holding gains (losses)                      (123.5)  144.6   (263.2)   126.4
       Less: reclassification adjustment for net losses
         recognized during the period                           62.3      --     47.9       --
                                                             -------  ------  -------  -------
       Other comprehensive income (loss)                       (80.5)  142.7   (237.0)   105.4
                                                             -------  ------  -------  -------
          Total comprehensive income (loss)                  $(307.7) $ 48.9  $(726.0) $(139.4)
                                                             =======  ======  =======  =======

Note 6. Available Separate Consolidated Net Income (Loss)

   GM Class H common stock is a "tracking stock" of GM designed to provide holders with financial returns based on the financial performance of Hughes. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).
   Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) ("ASCNI") of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the net income (loss) of Hughes, excluding the effects of the GM purchase accounting adjustment arising from GM's acquisition of Hughes and reduced by the effects of preferred stock dividends paid and/or payable to GM (earnings (loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period (876.8 million and 873.9 million during the third quarters of 2001 and 2000, respectively) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 1,300.5 million and 1,297.8 million during the third quarters of 2001 and 2000, respectively.
   In addition, the denominator used in determining the ASCNI of Hughes may be adjusted from time to time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Restated Certificate of Incorporation.
   During the second quarter of 2000, GM completed an exchange offer in which GM repurchased 86 million shares of GM $1- 2/3 par value common stock and issued 92 million shares (prior to giving effect to the stock split during 2000) of GM Class H common stock. In addition, on June 12, 2000, GM contributed approximately 54 million shares (prior to giving effect to the stock split during 2000) and approximately 7 million shares (prior to the stock split during 2000) of GM Class H common stock to its U.S. Hourly-Rate Employees Pension Plan and VEBA trust, respectively.

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

Note 7. Hughes Series A Preferred Stock

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

Note 8. Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

                                        Interest Rates at  September 30, December 31,
                                        September 30, 2001     2001          2000
                                        ------------------     ----          ----
                                                             (Dollars in Millions)
Revolving credit facility                         3.60%        $376.0
Other short-term borrowings                5.07%-10.07%           9.7         $ 3.4
Current portion of long-term debt          4.92%- 9.09%         452.6          21.2
                                                               ------         -----
   Total short-term borrowings and
     current portion of long-term debt                         $838.3         $24.6
                                                               ======         =====

Long-Term Debt
                                        Interest Rates at  September 30, December 31,
                                        September 30, 2001     2001          2000
                                        ------------------     ----          ----
                                                             (Dollars in Millions)
Notes payable                              4.92%- 6.88%      $  796.5      $  817.7
Revolving credit facilities                5.70%- 5.93%         588.2         464.9
Other debt                                 5.07%-12.14%          42.9          30.6
                                                             --------      --------
   Total debt                                                 1,427.6       1,313.2
Less current portion                                            452.6          21.2
                                                             --------      --------
   Total long-term debt                                      $  975.0      $1,292.0
                                                             ========      ========

                        HUGHES ELECTRONICS CORPORATION

Note 9. Acquisitions, Investments and Divestitures

Acquisitions and Investments
   On May 1, 2001, DIRECTV Latin America, LLC ("DLA"), which operates the Latin America DIRECTV business, acquired from Grupo Clarin S.A. ("Clarin") a 51% ownership interest in Galaxy Entertainment Argentina S.A. ("GEA"), a local operating company in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that will allow Clarin to sell in November 2003 its 3.98% interest back to DLA for $195 million in cash. As a result of the transaction, Hughes' interest in DLA decreased from 77.8% to 74.7% and Hughes' ownership in GEA increased from 20% to 58.1%. Hughes' portion of the purchase price, which amounted to about $130 million, was recorded as an increase to additional paid-in capital with the offset allocated to the net assets acquired, including goodwill.
   On April 3, 2001, Hughes acquired Telocity Delaware, Inc. ("Telocity"), a company that provides land-based digital subscriber line ("DSL") services, through the completion of a tender offer and merger. Telocity is now operating as DIRECTV Broadband, Inc., and is included as part of the Direct-To-Home Broadcast segment. The purchase price, which totaled $197.8 million in cash, will be allocated to the net assets acquired (primarily goodwill). The September 30, 2001 consolidated financial statements reflect a preliminary allocation of the purchase price for the Telocity transaction based upon information currently available. Adjustments relating to tangible and intangible assets and accrued liabilities are estimates pending the completion of independent appraisals currently in process. Additionally, the preliminary purchase price allocation assumes that Hughes will make an election to treat the transaction as an asset acquisition for income tax purposes, pending further analysis by Hughes management. The purchase price allocation is expected to be completed by December 31, 2001.
   The following selected unaudited pro forma information is being provided to present a summary of the combined results of Hughes and Telocity for 2001 and 2000 as if the acquisition had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of Hughes had Telocity operated as part of Hughes for each of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

                 Nine Months Ended
                   September 30,
                   -------------
                 2001        2000
                 ----        ----
               (Dollars in Millions)
Total revenues $5,989.5    $5,233.3
Net loss         (536.7)     (346.7)

   Hughes accounts for acquisitions using the purchase method of accounting, with the results of acquired entities included in the consolidated financial statements from their respective dates of acquisition. Accordingly, the purchase price is allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Goodwill additions amounted to $349.1 million for the nine months ended September 30, 2001.

Divestitures
   On July 31, 2001, Hughes sold a 3% interest in Thomson Multimedia S. A. for approximately $132 million in cash, resulting in a pre-tax gain of approximately $108.0 million.

                        HUGHES ELECTRONICS CORPORATION

   On October 6, 2000, Hughes completed the sale of its Satellite Businesses for $3.75 billion in cash, plus the estimated book value of the closing net assets of the businesses sold in excess of a target amount. The transaction resulted in the recognition of a pre-tax gain of $2,036.0 million, or $1,132.3 million after-tax. Included in this gain is a net after-tax curtailment loss of $42 million related to pension and other postretirement benefit plan assets and liabilities associated with the Satellite Businesses. The purchase price is subject to adjustment based upon the final closing net assets as discussed in
Note 11.
   Summarized financial information for the discontinued operations (excluding intercompany transactions) follows:

                       Nine Months Ended
                      September 30, 2000
                     ---------------------
                     (Dollars in Millions)
Revenues                   $1,179.6
Income tax provision           30.0
Net income                     50.3

   In a separate, but related transaction, Hughes also sold to Boeing its 50% interest in HRL Laboratories LLC ("HRL") for $38.5 million, which represented the net book value of HRL at October 6, 2000.
   On March 1, 2000, Hughes announced that the operations of DIRECTV Japan Management, Inc., DIRECTV Japan, Inc., and certain related companies (collectively "DIRECTV Japan") would be discontinued. Pursuant to an agreement with Japan Digital Broadcasting Services Inc. (now named Sky Perfect Communications, Inc. or "Sky Perfect"), qualified subscribers to the DIRECTV Japan service were offered the opportunity to migrate to the Sky Perfect service, for which DIRECTV Japan was paid a commission for each subscriber who actually migrated and Hughes acquired a 6.6% interest in Sky Perfect. As a result, Hughes wrote-off its net investment in DIRECTV Japan of $164.6 million and accrued exit costs of $403.7 million and involuntary termination benefits of $14.5 million. Accrued exit costs consist of claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. The write-off and accrual were partially offset by the difference between the cost of the Sky Perfect shares acquired and the estimated fair value of the shares ($428.8 million), as determined by an independent appraisal, and by $40.2 million for anticipated contributions from other DIRECTV Japan shareholders. The net effect of the transaction was a charge to "Other, net" of $170.6 million at March 31, 2000.
   In the third quarter of 2001, $32.0 million of accrued exit costs were reversed as a credit adjustment to "Other, net." In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to "Other, net" of $106.0 million. The adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and favorable settlements of various contracts and claims. About $2.8 million was paid for accrued exit costs and no amounts were paid for involuntary termination benefits during the third quarter of 2001. At September 30, 2001, about $50 million is remaining for accrued exit costs.
   DIRECTV Japan employed approximately 290 personnel as of March 31, 2000, of which 244 were terminated during 2000. All remaining personnel were terminated in the first quarter of 2001.
   In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of Hughes' interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. In the third quarter of 2001 and fourth quarter of 2000, a portion of the decline in the value of the Sky Perfect investment was determined to be "other than temporary" based on investment research analysis, resulting in a write-down of the carrying value of the investment by $212 million and $86 million, respectively. At September 30, 2001, the investment's market value of $111.1 million approximated its carrying value.

                        HUGHES ELECTRONICS CORPORATION

Note 10. Segment Reporting

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

   Selected information for Hughes' operating segments are reported as follows:

                            Direct-To-
                               Home    Satellite Network
                            Broadcast  Services  Systems   Other   Eliminations  Total
                            ---------  --------  -------   -----   ------------  -----
                                                (Dollars in Millions)
For the Three Months Ended:

September 30, 2001
External Revenues            $1,566.0   $212.4   $  315.6  $  9.3         --    $2,103.3
Intersegment Revenues             6.6     40.5       24.1      --    $ (71.2)         --
                             --------   ------   --------  ------    -------    --------
Total Revenues               $1,572.6   $252.9   $  339.7  $  9.3    $ (71.2)   $2,103.3
                             ========   ======   ========  ======    =======    ========
Operating Profit (Loss)      $ (245.4)  $ 62.1   $  (35.1) $ (5.8)   $  20.5    $ (203.7)

September 30, 2000
External Revenues            $1,284.7   $164.8   $  234.3  $  4.7         --    $1,688.5
Intersegment Revenues             6.8     34.5       49.7     2.0    $ (93.0)         --
                             --------   ------   --------  ------    -------    --------
Total Revenues               $1,291.5   $199.3   $  284.0  $  6.7    $ (93.0)   $1,688.5
                             ========   ======   ========  ======    =======    ========
Operating Profit (Loss)      $ (150.1)  $ 52.0   $    1.6  $(18.3)   $ (15.6)   $ (130.4)

For the Nine Months Ended:

September 30, 2001
External Revenues            $4,576.1   $547.3   $  833.2  $ 24.8         --    $5,981.4
Intersegment Revenues            14.1    119.1       56.9     0.1    $(190.2)         --
                             --------   ------   --------  ------    -------    --------
Total Revenues               $4,590.2   $666.4   $  890.1  $ 24.9    $(190.2)   $5,981.4
                             ========   ======   ========  ======    =======    ========
Operating Profit (Loss)      $ (573.8)  $136.0   $ (144.2) $(27.2)   $  30.0    $ (579.2)

September 30, 2000
External Revenues            $3,692.7   $715.3   $  808.1  $ 12.5         --    $5,228.6
Intersegment Revenues            24.8    105.4      212.2     4.8    $(347.2)         --
                             --------   ------   --------  ------    -------    --------
Total Revenues               $3,717.5   $820.7   $1,020.3  $ 17.3    $(347.2)   $5,228.6
                             ========   ======   ========  ======    =======    ========
Operating Profit (Loss)      $ (410.9)  $319.1   $  (15.4) $(79.0)   $ (46.7)   $ (232.9)

                        HUGHES ELECTRONICS CORPORATION

Note 11. Contingencies

   In connection with the sale by Hughes of the Satellite Businesses to Boeing, the terms of the stock purchase agreement provide for an adjustment to the purchase price based upon the final closing net assets of the Satellite Businesses compared to the estimated closing net assets. The stock purchase agreement also provides a process for resolving any disputes that might arise in connection with the final determination of the final closing net assets.
   Boeing has submitted proposed changes to the closing net assets, and Hughes is currently in discussions with Boeing to achieve a resolution. Although Hughes believes it has adequately provided for an adjustment to the purchase price, the total amount of any such adjustment cannot be determined at this time. It is possible that the ultimate resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes' consolidated financial statements.
   Additionally, as part of the sale of the Satellite Businesses, Hughes retained limited liability for certain possible fines and penalties and the financial consequences of debarment associated with potential criminal violations of U.S. export control laws, which are currently being investigated, related to the businesses now owned by Boeing, should such sanctions be imposed by either the Department of Justice or State Department against the Satellite Businesses. Hughes does not expect any sanctions imposed to have a material adverse effect on its consolidated financial statements.
   General Electric Capital Corporation ("GECC") and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV(R) programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment entered in GECC's favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. The appeal briefs have been submitted and oral argument was heard on October 15, 2001 by the Second Circuit Court of Appeals. Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted. However, if Hughes were not to prevail in this matter, Hughes could be required to make a cash payment to GECC that could be material to Hughes' consolidated financial statements.
   Hughes Communications Galaxy, Inc. ("HCGI") filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI's motion for summary judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On July 13, 2000, HCGI filed a notice to appeal the judgment with the U.S. Court of Appeals for the Federal Circuit and is requesting a greater amount than was previously awarded to HCGI. On August 4, 2000, the Government filed its cross appeal. As a result of the uncertainty regarding the outcome of this matter, no amount has been recorded in the consolidated financial statements to reflect the award. Oral arguments were heard on July 11, 2001. Final resolution of this issue could result in a gain that could be material to Hughes.
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and proceedings are pending against Hughes, including those arising out of alleged breaches of contractual relationships; antitrust and patent infringement matters; and other items arising in the ordinary course of business. Hughes has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that are not currently estimable. After discussion with counsel, it is the

                        HUGHES ELECTRONICS CORPORATION

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Concluded) opinion of management that such liability is not expected to have a material adverse effect on Hughes' consolidated financial statements.
   Hughes purchases in-orbit and launch insurance for its satellite fleet to mitigate the potential financial impact of in-orbit and launch failures. The insurance generally does not compensate for business interruption or loss of future revenues or customers. Certain of Hughes' insurance policies contain exclusions related to known anomalies and Hughes is self-insured for certain other satellites. The portion of the net book value of satellites that were self-insured or with coverage exclusions amounted to approximately $957.0 million at September 30, 2001.

Note 12. Subsequent Events

   In connection with the 1997 spin-off of Hughes' defense electronics business and the subsequent merger of that business with Raytheon, a dispute existed regarding the purchase price adjustments and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. On October 16, 2001, Hughes reached a settlement of the dispute with Raytheon. Under the terms of the settlement agreement, Hughes agreed to reimburse Raytheon $635.5 million of the original $9.5 billion purchase price. Of the total amount owed to Raytheon, $500 million was paid in October 2001, with the remaining balance to be paid within six months. As a result of the settlement, in the third quarter of 2001, Hughes recorded a decrease to "capital stock and additional paid-in capital" of $574.2 million.

                        HUGHES ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 SUMMARY DATA

                                                                 Three Months Ended   Nine Months Ended
                                                                    September 30,       September 30,
                                                                 ------------------  ------------------
                                                                   2001      2000      2001      2000
                                                                 --------  --------  --------  --------
                                                                          (Dollars in Millions)
                                                                               (Unaudited)
Consolidated Statements of Operations Data:
Total revenues                                                   $2,103.3  $1,688.5  $5,981.4  $5,228.6
Total operating costs and expenses                                2,307.0   1,818.9   6,560.6   5,461.5
                                                                 --------  --------  --------  --------
Operating loss                                                     (203.7)   (130.4)   (579.2)   (232.9)
Other expenses, net                                                (117.5)    (71.3)   (171.8)   (448.3)
Income tax benefit                                                   93.1      77.8     217.8     354.4
Minority interests in net losses of subsidiaries                      0.9      19.6      51.6      31.7
Loss from continuing operations before cumulative effect of
 accounting change                                                 (227.2)   (104.3)   (481.6)   (295.1)
Income from discontinued operations, net of taxes                      --      10.5        --      50.3
Cumulative effect of accounting change, net of taxes                   --        --      (7.4)       --
                                                                 --------  --------  --------  --------
Net loss                                                           (227.2)    (93.8)   (489.0)   (244.8)
Adjustment to exclude the effect of GM purchase accounting            0.9       5.3       2.5      15.9
Preferred stock dividends                                           (24.1)    (24.1)    (72.3)    (72.9)
                                                                 --------  --------  --------  --------
Loss Used for Computation of Available Separate Consolidated Net
 Income (Loss)                                                   $ (250.4) $ (112.6) $ (558.8) $ (301.8)
                                                                 ========  ========  ========  ========

Other Data:
EBITDA (1)                                                       $   76.5  $  107.9  $  271.7  $  440.2
EBITDA Margin (1)                                                     3.6%      6.4%      4.5%      8.4%
Depreciation and amortization                                    $  280.2  $  238.3  $  850.9  $  673.1
Capital expenditures                                                366.0     426.0   1,227.4   1,205.4


                                             September 30,
                                                 2001      December 31,
                                              (Unaudited)      2000
                                             ------------- ------------
        Consolidated Balance Sheet Data:       (Dollars in Millions)
        Cash and cash equivalents              $   698.5    $ 1,508.1
        Total current assets                     3,662.7      4,153.7
        Total assets                            19,125.1     19,279.3
        Total current liabilities                4,337.2      2,690.9
        Long-term debt                             975.0      1,292.0
        Minority interests                         527.2        553.7
        Total stockholder's equity              11,118.2     12,326.1

-------------------
(1)EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management believes it is a meaningful measure of performance and is commonly used by other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

                        HUGHES ELECTRONICS CORPORATION

                            SUMMARY DATA--concluded

                             Selected Segment Data
                                  (Unaudited)

                              Direct-To-
                                 Home    Satellite Network   Eliminations
                              Broadcast  Services  Systems    and Other    Total
------------------------------------------------------------------------------------
                                              (Dollars in Millions)
For the Three Months Ended:

September 30, 2001
Total Revenues                 $1,572.6   $252.9   $  339.7    $ (61.9)   $2,103.3
------------------------------------------------------------------------------------
Operating Profit (Loss)        $ (245.4)  $ 62.1   $  (35.1)   $  14.7    $ (203.7)
Operating Profit Margin             N/A     24.6%       N/A        N/A         N/A
EBITDA                         $  (74.2)  $166.2   $  (22.6)   $   7.1    $   76.5
EBITDA Margin                       N/A     65.7%       N/A        N/A         3.6%
------------------------------------------------------------------------------------
Depreciation and
Amortization                   $  171.2   $104.1   $   12.5    $  (7.6)   $  280.2
Capital Expenditures              168.6     80.3      121.9       (4.8)      366.0
------------------------------------------------------------------------------------

September 30, 2000
Total Revenues                 $1,291.5   $199.3   $  284.0    $ (86.3)   $1,688.5
------------------------------------------------------------------------------------
Operating Profit (Loss)        $ (150.1)  $ 52.0   $    1.6    $ (33.9)   $ (130.4)
Operating Profit Margin             N/A     26.1%       0.6%       N/A         N/A
EBITDA                         $  (17.7)  $135.5   $   16.8    $ (26.7)   $  107.9
EBITDA Margin                       N/A     68.0%       5.9%       N/A         6.4%
------------------------------------------------------------------------------------
Depreciation and Amortization  $  132.4   $ 83.5   $   15.2    $   7.2    $  238.3
Capital Expenditures              262.0    109.4       79.2      (24.6)      426.0
------------------------------------------------------------------------------------

For the Nine Months Ended:

September 30, 2001
Total Revenues                 $4,590.2   $666.4   $  890.1    $(165.3)   $5,981.4
------------------------------------------------------------------------------------
Operating Profit (Loss)        $ (573.8)  $136.0   $ (144.2)   $   2.8    $ (579.2)
Operating Profit Margin             N/A     20.4%       N/A        N/A         N/A
EBITDA                         $  (69.5)  $440.7   $  (97.7)   $  (1.8)   $  271.7
EBITDA Margin                       N/A     66.1%       N/A        N/A         4.5%
------------------------------------------------------------------------------------
Depreciation and Amortization  $  504.3   $304.7   $   46.5    $  (4.6)   $  850.9
Capital Expenditures              522.5    241.7      467.2       (4.0)    1,227.4
------------------------------------------------------------------------------------

September 30, 2000
Total Revenues                 $3,717.5   $820.7   $1,020.3    $(329.9)   $5,228.6
------------------------------------------------------------------------------------
Operating Profit (Loss)        $ (410.9)  $319.1   $  (15.4)   $(125.7)   $ (232.9)
Operating Profit Margin             N/A     38.9%       N/A        N/A         N/A
EBITDA                         $  (40.9)  $557.9   $   34.4    $(111.2)   $  440.2
EBITDA Margin                       N/A     68.0%       3.4%       N/A         8.4%
------------------------------------------------------------------------------------
Depreciation and Amortization  $  370.0   $238.8   $   49.8    $  14.5    $  673.1
Capital Expenditures              649.1    317.6      241.0       (2.3)    1,205.4
------------------------------------------------------------------------------------

                        HUGHES ELECTRONICS CORPORATION



   The following management's discussion and analysis should be read in conjunction with the Hughes management's discussion and analysis included in the Hughes Electronics Corporation ("Hughes") Annual Report on Form 10-K for the year ended December 31, 2000 and the Hughes Quarterly Reports on Form 10-Q for the quarter ended March 31, 2001 and June 30, 2001 filed with the Securities and Exchange Commission ("SEC") on March 6, 2001, May 10, 2001 and August 14, 2001, respectively, and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.
   This Quarterly Report may contain certain statements that Hughes believes are, or may be considered to be, "forward-looking statements," within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "believe," "expect," "anticipate," "intend," "plan," "foresee" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause Hughes' actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal important risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, ability to obtain export licenses, competition, ability to achieve cost reductions, ability to timely perform material contracts, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, loss of uninsured satellites, ability of customers to obtain financing, Hughes' ability to access capital to maintain its financial flexibility and the effects of any strategic transactions involving Hughes that General Motors Corporation ("GM"), the parent company of Hughes, may enter into as noted below.
   Additionally, the in-orbit satellites of Hughes and its 81% owned subsidiary, PanAmSat Corporation ("PanAmSat"), are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operations of Hughes' businesses. With respect to both in-orbit and launch problems, insurance carried by Hughes and PanAmSat generally does not compensate for business interruption or loss of future revenues or customers. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by these anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers.
   Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report and Hughes undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
   Due to rapid consolidation in the media and telecommunications industries, GM has announced that it is now considering alternative strategic transactions involving Hughes and other participants in those industries. Any such transaction might involve the separation of Hughes from GM. GM's objective in this effort is to maximize the enterprise value of Hughes for the long-term benefit of the holders of GM's Class H common stock and GM $1 2/3 par value common stock through a structure that maintains the financial strength of GM. No assurance can be given that any transaction will be agreed upon with any party or that other conditions, including any stockholder or regulatory approvals, will be satisfied.
   On June 6, 2000, the GM Board declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. As a result, the numbers of shares of GM Class H common stock presented for all periods have been adjusted to reflect the stock split, unless otherwise noted.

                        HUGHES ELECTRONICS CORPORATION



General

Business Overview
   The continuing operations of Hughes are comprised of the following segments:
Direct-To-Home Broadcast, Satellite Services and Network Systems. The satellite systems manufacturing businesses ("Satellite Businesses"), which Hughes sold to The Boeing Company ("Boeing") on October 6, 2000, are reported as discontinued operations for 2000. While 2000 includes the operating results of the Satellite Businesses through the date of sale, there are no comparable results in 2001. This transaction is discussed more fully in Note 9 to the consolidated financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," below.
   The Direct-To-Home Broadcast segment consists primarily of the DIRECTV digital multi-channel entertainment businesses located in the United States and Latin America and DIRECTV Broadband, Inc. ("DIRECTV Broadband"), formerly know as Telocity Delaware, Inc. ("Telocity"), which was acquired in April 2001. DIRECTV Broadband is a provider of digital subscriber line ("DSL") services purchased from wholesale providers. This transaction is discussed more fully in
Note 9 to the consolidated financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," below.
   Since DIRECTV Broadband was purchased in April 2001, no comparative financial data is provided for 2000.
   The operating results for the Latin America DIRECTV businesses are comprised of DIRECTV Latin America, LLC ("DLA"), which provides DIRECTV programming to local operating companies located in Latin America and the Caribbean Basin; the exclusive distributors of DIRECTV located in Mexico, Brazil, Argentina, Colombia, and Trinidad and Tobago; and SurFin Ltd. ("SurFin"), a company that provides financing of subscriber receiver equipment to certain DLA local operating companies. Certain of the local operating companies were recently acquired and are discussed in Note 9 to the consolidated financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," below. The non-operating results of the Latin America DIRECTV businesses include the results of unconsolidated local operating companies that are the exclusive distributors of DIRECTV in Venezuela and Puerto Rico.
   Also included as part of the 2000 non-operating results of the Direct-To-Home Broadcast segment is DIRECTV Japan Management, Inc., DIRECTV Japan, Inc., and certain related companies (collectively "DIRECTV Japan"), Hughes affiliates that provided DIRECTV services in Japan. DIRECTV Japan's operations were discontinued and ceased broadcasting on September 30, 2000. See
Note 9 to the consolidated financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures," below, for further discussion.
   The Satellite Services segment consists of PanAmSat, Hughes' 81% owned subsidiary. PanAmSat is a leading provider of global video and data broadcasting services via satellite. PanAmSat builds, owns and operates satellite-based networks that deliver entertainment and information to cable television systems, television broadcast affiliates, direct-to-home satellite television operators, Internet Service Providers, telecommunications companies and other corporations. PanAmSat provides satellite services to its customers primarily through long-term operating lease contracts for the full or partial use of satellite transponder capacity.
   The Network Systems segment consists of Hughes Network Systems ("HNS"), which is a provider of satellite-based private business networks and broadband Internet access to consumers, and a supplier of DIRECTV(TM) receiving equipment (set-top boxes and dishes).

Recent Events
   During the third quarter of 2001, Hughes announced a 10% reduction of its approximately 7,900 employees located in the United States. As a result, in the third quarter of 2001, 734 employees, across all business disciplines, were given notification of termination that resulted in a charge to operations of $65.3 million. Of that charge, $57.8 million related to employee severance benefits and $7.5 million was for other costs primarily related to a remaining lease obligation associated with excess office space and employee equipment. Additionally, during the second quarter of 2001, Hughes accrued, as a charge to operations, $22.2 million of employee severance benefits associated with the termination of 16 employees. As of September 30, 2001, 37 employees had been terminated with a substantial portion of the remaining employees to be terminated and paid in the fourth quarter of 2001.

                        HUGHES ELECTRONICS CORPORATION


The remaining accrual for employee severance and other costs amounted to $67.6 million and $7.5 million, respectively, at September 30, 2001.
   In connection with the 1997 spin-off of Hughes' defense electronics business and the subsequent merger of that business with Raytheon, a dispute existed regarding the purchase price adjustments and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. On October 16, 2001, Hughes reached a settlement of the dispute with Raytheon. Under the terms of the settlement agreement, Hughes agreed to reimburse Raytheon $635.5 million of the original $9.5 billion purchase price. Of the total amount owed to Raytheon, $500 million was paid in October 2001, with the remaining balance to be paid within six months. As a result of the settlement, in the third quarter of 2001, Hughes recorded a decrease to "capital stock and additional paid-in capital" of $574.2 million.

Satellite Fleet
   Hughes has a fleet of 26 satellites, five owned by DIRECTV and 21 owned and operated by PanAmSat.
   PanAmSat expects to add additional satellites as part of its comprehensive satellite expansion and restoration plan. The additional satellites are intended to meet the expected demand for additional satellite capacity, replace capacity affected by satellite anomalies, and provide added backup to existing capacity. In connection with this plan, six satellites have been successfully launched since December 1999 and PanAmSat expects to launch four additional satellites, currently under construction. Three of these satellites are scheduled to be launched in 2002 and the remaining satellite is scheduled to be launched in late 2002 or early 2003.
   DIRECTV U.S. currently has two satellites under construction, the DIRECTV 4S and 7S satellites, both high-power spot-beam satellites, which are expected to be launched in November 2001 and in late 2003, respectively. DIRECTV expects to use the DIRECTV 4S and 7S satellites to provide additional capacity for new local channel service or other new services. Also, the high-power DIRECTV 5 satellite is expected to be launched in the fourth quarter of 2001 as a replacement to DIRECTV 6, which will then serve as a back-up.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000
   Revenues. Revenues for the third quarter of 2001 increased 24.6% to $2,103.3 million, compared with $1,688.5 million in the third quarter of 2000. The increased revenues resulted primarily from $281.1 million of higher revenues at the Direct-To-Home Broadcast segment over the third quarter of 2000. The increase was due to the addition of 1.7 million net new DIRECTV subscribers in the United States and Latin America since September 30, 2000 and added revenues from the consolidation of Galaxy Entertainment Argentina S.A. (''GEA"). This transaction is discussed more fully in Note 9 to the consolidated financial statements and ''Liquidity and Capital Resources--Acquisitions, Investments and Divestitures,'' below. Also contributing to the overall increase in revenues was the Network Systems segment and the Satellite Services segment. The Network Systems segment reported an increase in revenues of $55.7 million that resulted from increased sales of phones and systems for mobile satellite programs and sales of enterprise networks, partially offset by decreased sales of DIRECTV receiving equipment and manufacturing subsidies. The Satellite Services segment also reported an increase in revenues of $53.6 million primarily due to a new sales-type lease transaction executed during the third quarter of 2001 for which there was no comparable transaction in 2000.
   Operating Costs and Expenses. Operating costs and expenses increased to $2,307.0 million in the third quarter of 2001 from $1,818.9 million in the third quarter of 2000. Broadcast programming and other costs increased by $148.7 million in the third quarter of 2001 from the same period in 2000 due to higher costs at the Direct-To-Home Broadcast segment resulting from the increase in subscribers, added costs from DIRECTV Broadband and increased costs at the Satellite Services segment associated with a new sales-type lease transaction executed during the third quarter of 2001. Costs of products sold increased by $100.5 million in the third quarter of 2001 from the third quarter of 2000 due mostly to the increased equipment sales discussed above. Selling, general and administrative expenses increased by $197.0 million during the third quarter of 2001 compared to the same period in

                        HUGHES ELECTRONICS CORPORATION


2000 due primarily to increased subscriber acquisition costs in both the United States and Latin America, added costs from DIRECTV Broadband and a $65.3 million charge, primarily for severance, related to the 2001 company-wide employee reduction. Depreciation and amortization increased by $41.9 million during the third quarter of 2001 compared to the third quarter of 2000 due to the addition of property and satellites since September 30, 2000, a change in the useful life of the Galaxy VIII-i satellite that resulted from the failure of its primary propulsion system during the third quarter of 2000, goodwill amortization and added depreciation that resulted from DIRECTV Broadband and the consolidation of GEA.
   EBITDA. EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flows from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management believes it is a meaningful measure of performance and is commonly used by other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.
   EBITDA for the third quarter of 2001 was $76.5 million and EBITDA margin was 3.6%, compared to EBITDA of $107.9 million and EBITDA margin of 6.4% in the third quarter of 2000. The change in EBITDA resulted from the $65.3 million charge related to severance and decreased EBITDA at the Direct-To-Home Broadcast segment primarily due to negative EBITDA associated with DIRECTV Broadband. Also contributing to the decrease was lower EBITDA at the Hughes Network Systems segment primarily due to increased costs associated with the rollout of new DIRECWAY(TM) services, including AOL Plus Powered by DIRECWAY, and a $21 million gain recognized in 2000 that resulted from successful negotiations with certain narrowband wireless customers for receivables previously written-off. These decreases were partially offset by the Satellite Services segment's improved EBITDA that resulted from the increased revenues. The change in EBITDA margin resulted primarily from the $65.3 million charge related to severance, increased costs at the Network Systems segment and DIRECTV Broadband.
   Operating Loss. The operating loss for the third quarter of 2001 was $203.7 million compared to an operating loss of $130.4 million in 2000. The increased operating loss resulted from the decrease in EBITDA and higher depreciation and amortization expense.
   Interest Income and Expense. Interest income increased to $9.4 million for the third quarter of 2001 compared to interest income of $7.1 million for the same period of 2000. Interest expense decreased to $40.6 million for the third quarter of 2001 from $66.5 million for the third quarter of 2000. The lower interest expense resulted primarily from lower average outstanding borrowings. The changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."
   Other, Net. Other, net increased to an expense of $86.3 million for the third quarter of 2001 from an expense of $11.9 million in the same period of 2000. Other, net expense for the third quarter of 2001 resulted primarily from equity method losses of $14.1 million and a write-down of $212.0 million related to the Sky Perfect investment (see further discussion in Note 9 to the consolidated financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures,'' below), partially offset by $108.4 million of gains from the sale of investments and the reversal of $32.0 million of accrued exit costs related to the DIRECTV Japan business. See further discussion in Note 9 to the consolidated financial statements and "Liquidity and Capital Resources--Acquisitions, Investments and Divestitures,'' below. Other, net expense for the third quarter of 2000 resulted primarily from equity method losses.
   Income Taxes. Hughes recognized an income tax benefit of $93.1 million for the third quarter of 2001, compared to $77.8 million in the third quarter of 2000. The higher tax benefit in the third quarter of 2001 is due to higher pre-tax losses in 2001. The tax benefit in 2000 included the effects of favorable tax settlements.
   Loss From Continuing Operations. Hughes reported a loss from continuing operations before cumulative effect of accounting change of $227.2 million for the 2001 third quarter, compared to $104.3 million for the same period of 2000.

                        HUGHES ELECTRONICS CORPORATION


   Discontinued Operations. Revenues for the Satellite Businesses for the third quarter of 2000 were $499.5 million. Revenues, excluding intercompany transactions, for the third quarter of 2000 were $378.4 million.
   The Satellite Businesses reported operating profit of $29.4 million for the third quarter of 2000. Operating profit, excluding intercompany transactions, amounted to $16.7 million for the third quarter of 2000.
   Income from discontinued operations, net of taxes was $10.5 million for the third quarter of 2000.

Direct-To-Home Broadcast Segment
   Direct-To-Home Broadcast segment third quarter 2001 revenues increased 21.8% to $1,572.6 million from $1,291.5 million in the third quarter of 2000. The Direct-To-Home Broadcast segment had negative EBITDA of $74.2 million in the third quarter of 2001 compared with negative EBITDA of $17.7 million in the third quarter of 2000. The operating loss for the segment increased to $245.4 million in the third quarter of 2001 from $150.1 million in the third quarter of 2000.
   United States. The DIRECTV U.S. businesses were the biggest contributors to the segment's revenue growth with revenues of $1,363 million for the third quarter of 2001, an 18% increase over third quarter 2000 revenues of $1,154 million. The large change resulted primarily from an increased number of DIRECTV subscribers since September 30, 2000. DIRECTV added 425,000 net new subscribers in the third quarter of 2001, compared to 450,000 net new subscribers in the third quarter of 2000. As of September 30, 2001, DIRECTV had about 10.3 million high-power subscribers compared to about 9.0 million high-power subscribers at September 30, 2000. Average monthly revenue per subscriber was $54.70 and $53.60 in the third quarter of 2001 and 2000, respectively.
   EBITDA was negative $28 million for the third quarter of 2001 compared to EBITDA of $36 million for the third quarter of 2000. The operating loss for the third quarter of 2001 was $141 million compared to $62 million in the third quarter of 2000. The decrease in EBITDA was due to a $48 million charge primarily related to severance and higher subscriber acquisition costs which resulted from the increased number of subscribers, which more than offset the increased revenues discussed above. The increased operating loss resulted from the decrease in EBITDA and higher depreciation expense primarily associated with customer leased DIRECTV receiving equipment.
   Latin America. Revenues for the Latin America DIRECTV businesses increased 48% to $201 million for the third quarter of 2001 from $136 million for the third quarter of 2000. The increase in revenues was primarily due to continued subscriber growth and the consolidation of GEA. Latin America DIRECTV added about 66,000 net new subscribers in the third quarter of 2001 compared to about 126,000 net new subscribers in the third quarter of 2000. Subscribers grew to about 1,497,000 at September 30, 2001 compared to about 1,136,000 at September 30, 2000. Average monthly revenue per subscriber was $35 and $36 in the third quarter of 2001 and 2000, respectively.
   EBITDA was a negative $17 million in the third quarter of 2001 compared to negative EBITDA of $50 million in the third quarter of 2000. The change in EBITDA was due to the increased revenues discussed above, partially offset by a $10 million charge primarily related to severance in the third quarter of 2001. The Latin America DIRECTV businesses incurred an operating loss of $63 million for the third quarter of 2001 compared to an operating loss of $85 million in the third quarter of 2000. The decreased operating loss resulted primarily from the improvement in EBITDA, partially offset by higher depreciation expense that resulted from an increase in customer leased DIRECTV receiving equipment and the consolidation of GEA.
   DIRECTV Broadband. Revenues and EBITDA for DIRECTV Broadband were $9 million and negative $33 million for the third quarter of 2001, respectively. DIRECTV Broadband incurred an operating loss of $44 million for the third quarter of 2001. DIRECTV Broadband added about 5,000 net new subscribers in the third quarter of 2001. Subscriber additions were negatively impacted by the bankruptcy of a wholesale provider of DSL services. At September 30, 2001, DIRECTV Broadband had more than 73,000 residential subscribers in the United States.

Satellite Services Segment
   Revenues for the Satellite Services segment in the third quarter of 2001 increased $53.6 million to $252.9 million from $199.3 million in the same period in the prior year. The increase was primarily due to a new sales-type lease transaction of $45.5 million executed during the third quarter of 2001 for which there was no comparable transaction in the third quarter of 2000. Revenues associated with outright sales and sales-type leases of transponders were $51.0 million for the third quarter of 2001

                        HUGHES ELECTRONICS CORPORATION


compared to $8.5 million for the third quarter of 2000. Revenues from operating leases of transponders, satellite services and other were 79.8% of total revenues for the third quarter of 2001 and increased by 5.8% to $201.9 million from $190.8 million in the third quarter of 2000, primarily due to new direct-to-home video services and growth in internet related services.
   EBITDA was $166.2 million for the third quarter of 2001, a 22.7% increase from the third quarter 2000 EBITDA of $135.5 million. The increase in EBITDA was due to the increased revenues, partially offset by increased reserves for accounts receivable and a $7 million severance charge. EBITDA margin for the third quarter of 2001 was 65.7% compared to 68.0% in the third quarter of 2000. The decrease in EBITDA margin was due to the increased reserves and severance charge. Operating profit was $62.1 million for the third quarter of 2001 compared to $52.0 million for the third quarter of 2000. The increase in operating profit resulted from the increase in EBITDA, partially offset by higher depreciation expense related to additional satellites placed into service since September 30, 2000 and a change in the useful life of the Galaxy VIII-i satellite due to the failure of its primary propulsion system during the third quarter of 2000.

Network Systems Segment
   Revenues for the Network Systems segment for the third quarter of 2001 increased by 19.6% to $339.7 million, compared to $284.0 million in the third quarter of 2000. The increase in revenues resulted from increased revenues related to sales of phones and systems for mobile satellite programs and higher revenues from sales of enterprise networks, partially offset by decreased sales of DIRECTV receiving equipment and manufacturing subsidies.
   The Network Systems segment reported negative EBITDA of $22.6 million for the third quarter of 2001, compared to EBITDA of $16.8 million in third quarter of 2000. The Network Systems segment had an operating loss of $35.1 million in the third quarter of 2001, compared to an operating profit of $1.6 million in the third quarter of 2000. The change in EBITDA and operating profit resulted from increased costs associated with the rollout of new DIRECWAY services, including AOL Plus Powered by DIRECWAY and a $21 million one-time gain in 2000 that resulted from successful negotiations with certain narrowband wireless customers for receivables previously written-off.

Eliminations and Other
   The elimination of revenues decreased to $61.9 million in the third quarter of 2001 from $86.3 million in the third quarter of 2000 due primarily to a decline in intercompany purchases of DIRECTV receiving equipment and lower manufacturing subsidies paid by DIRECTV to HNS.
   Operating profit for "eliminations and other" increased to $14.7 million for the third quarter of 2001 from an operating loss of $33.9 million for the third quarter of 2000. The change resulted primarily from a decrease in corporate expenditures, primarily related to employee benefits, and the elimination of certain costs related to the satellite manufacturing businesses.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000
   Revenues. Revenues for the nine months ended September 30, 2001 increased 14.4% to $5,981.4 million compared with $5,228.6 million for the nine months ended September 30, 2000. The increase in revenues resulted primarily from $872.7 million of higher revenues at the Direct-To-Home Broadcast segment over the first nine months of 2000. This increase was due to the addition of about
1.7 million net new DIRECTV subscribers in the United States and Latin America since September 30, 2000 and added revenues from the consolidation of Argentina. The increased revenues from the Direct-To-Home Broadcast segment were partially offset by a decrease in revenues of $154.3 million at the Satellite Services segment and $130.2 million at the Network Systems segment. The decrease in revenues from the Satellite Services segment was principally due to a decline of new outright sales and sales-type lease transactions executed during the first nine months of 2001 compared to the first nine months of 2000. The decrease in revenues from the Network Systems segment was principally due to decreased shipments of DIRECTV receiving equipment that resulted from DIRECTV completing the conversion of PRIMESTAR By DIRECTV customers to the high-power DIRECTV(R) service in the third quarter of 2000.
   Operating Costs and Expenses. Operating costs and expenses increased to $6,560.6 million in the first nine months of 2001 from $5,461.5 million in the first nine months of 2000. Broadcast

                        HUGHES ELECTRONICS CORPORATION


programming and other costs increased by $319.5 million in the first nine months of 2001 from the same period in 2000 due to higher costs at the Direct-To-Home segment resulting from the increase in subscribers and the added costs from DIRECTV Broadband and the consolidation of GEA. This increase was partially offset by decreased costs at the Satellite Services segment associated with the lower new outright sales and sales-type lease transaction activity in 2001. Costs of products sold increased by $9.8 million to $590.4 million for the first nine months of 2001 from $580.6 million for the first nine months of 2000. Selling, general and administrative expenses increased by $592.0 million during the first nine months of 2001 compared to the same period in 2000 due primarily to higher subscriber acquisition costs at the Direct-To-Home Broadcast segment in both the United States and Latin America, added costs from DIRECTV Broadband, higher expenses at the Satellite Services segment and a $87.5 million charge, primarily for severance, related to the 2001 company-wide employee reductions. Depreciation and amortization increased by $177.8 million during the first nine months of 2001 compared to the first nine months of 2000 primarily due to the addition of property and satellites since September 30, 2000, a change in the useful life of the Galaxy VIII-i satellite due to the failure of its primary propulsion system during the third quarter of 2000, and goodwill amortization and added depreciation that resulted from DIRECTV Broadband and the consolidation of GEA.
   EBITDA. EBITDA for the first nine months of 2001 was $271.7 million and EBITDA margin was 4.5%, compared to EBITDA of $440.2 million and EBITDA margin of 8.4% in the same period of 2000. The change in EBITDA resulted from lower EBITDA at the Satellite Services segment principally due to decreased new outright sales and sales-type lease transactions executed during the first nine months of 2001 compared to the first nine months of 2000 and higher direct operating and selling, general and administrative expenses; lower EBITDA at the Network Systems segment primarily due to increased costs associated with the rollout of new DIRECWAY services and decreased shipments of DIRECTV receiving equipment; and lower EBITDA at the Direct-To-Home Broadcast segment due to negative EBITDA associated with DIRECTV Broadband and a $57.6 million charge primarily related to severance. The decreased EBITDA at the Direct-To-Home Broadcast segment was partially offset by the increased revenues discussed above. The change in EBITDA margin resulted primarily from a $87.5 million charge primarily related to severance, and the increased costs at the Network Systems segment and from DIRECTV Broadband.
   Operating Loss. The operating loss for the first nine months of 2001 was $579.2 million compared to an operating loss of $232.9 million in 2000. The increased operating loss resulted from the decrease in EBITDA and the higher depreciation and amortization expense.
   Interest Income and Expense. Interest income increased to $52.2 million for the first nine months of 2001 compared to interest income of $15.3 million for the same period of 2000 due to increased cash and cash equivalents that resulted from the sale of the Satellite Businesses in October 2000. Interest expense decreased to $134.0 million for the first nine months of 2001 from $169.2 million for the first nine months of 2000. The lower interest expense resulted primarily from lower average outstanding borrowings. Changes in cash and cash equivalents and debt are discussed in more detail below under "Liquidity and Capital Resources."
   Other, Net. Other, net decreased to a net expense of $90.0 million for the first nine months of 2001 from a net expense of $294.4 million in the same period of 2000. Other, net expense for the first nine months of 2001 resulted primarily from equity method losses of $37.1 million, a write-down of $212.0 million related to the Sky Perfect investment, partially offset by $123.5 million of net gains from the sale of investments and the reversal of $32.0 million of accrued exit costs related to the DIRECTV Japan business. Other, net expense for the first nine months of 2000 included $122.6 million of equity method losses and a $170.6 million charge related to the exit of the DIRECTV Japan business.
   Income Taxes. Hughes recognized an income tax benefit of $217.8 million for the first nine months of 2001, compared to $354.4 million in the first nine months of 2000. The higher tax benefit in the first nine months of 2000 is primarily due to the additional tax benefit associated with the write-off of Hughes' historical investment in DIRECTV Japan.
   Loss from Continuing Operations. Hughes reported a loss from continuing operations before cumulative effect of accounting change of $481.6 million for the nine months ended September 30, 2001, compared to $295.1 million for the same period of 2000.
   Discontinued Operations. Revenues for the Satellite Businesses for the nine months ended September 30, 2000 were $1,571.1 million. Revenues, excluding intercompany transactions, for the first nine months of 2000 were $1,179.6 million.

                        HUGHES ELECTRONICS CORPORATION


   The Satellite Businesses reported operating profit of $108.3 million for the first nine months of 2000. Operating profit, excluding intercompany transactions, amounted to $80.2 million for the first nine months of 2000.
   Income from discontinued operations, net of taxes, was $50.3 million for the first nine months of 2000.
   Cumulative Effect of Accounting Change. Hughes adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. SFAS No.133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) and an after-tax unrealized gain of $0.4 million in Other Comprehensive Income (Loss).

Direct-To-Home Broadcast Segment
   Direct-To-Home Broadcast segment revenues for the first nine months of 2001 increased 23.5% to $4,590.2 million from $3,717.5 million for the first nine months of 2000. The Direct-To-Home Broadcast segment had negative EBITDA of $69.5 million in the first nine months of 2001 compared with negative EBITDA of $40.9 million in the first nine months of 2000. The operating loss for the segment increased to $573.8 million in the first nine months of 2001 from $410.9 million in the first nine months of 2000.
   United States. The DIRECTV U.S. businesses were the biggest contributors to the segment's revenue growth with revenues of $4,032 million for the first nine months of 2001, a 21% increase over last year's revenues for the same period of $3,342 million. The large increase in revenues resulted primarily from an increased number of DIRECTV subscribers since September 30, 2000. DIRECTV added 940,000 net new subscribers in the first nine months of 2001, compared to 1,307,000 net new subscribers in the first nine months of 2000. In addition, during the third quarter of 2001, DIRECTV made a one-time downward adjustment of approximately 143,000 subscribers. This adjustment corrected errors that accumulated over the past 18 months related to subscribers who disconnected service prior to June 30, 2001 but were counted as active subscribers in DIRECTV's database. As a result, as of September 30, 2001, DIRECTV had about
10.3 million high-power subscribers compared to about 9.0 million high-power subscribers at September 30, 2000. Average monthly revenue per subscriber for the high-power business was $55.30 and $53.60 at September 30, 2001 and September 30, 2000, respectively.
   EBITDA was $97 million for the first nine months of 2001 compared to EBITDA of $93 million for the first nine months of 2000. The operating loss for the first nine months of 2001 for the DIRECTV U.S. businesses was $233 million compared to $195 million in the first nine months of 2000. The change in EBITDA was due to the increased revenues discussed above, which more than offset higher operating costs and a $48 million charge primarily related to severance. The change in operating loss was due to higher depreciation primarily associated with customer leased DIRECTV receiving equipment, partially offset by the increase in EBITDA.
   Latin America. Revenues for the Latin America DIRECTV businesses increased 45% to $541 million in the first nine months of 2001 from $372 million in the first nine months of 2000. The increase in revenues was primarily due to continued subscriber growth as well as the consolidation of Argentina. Subscribers grew to about 1,497,000 at September 30, 2001 compared to about 1,136,000 at September 30, 2000. Latin America DIRECTV added about 192,000 net subscribers in the first nine months of 2001 compared to about 332,000 net new subscribers in the first nine months of 2000. Average monthly revenue per subscriber was $35 and $36 at September 30, 2001 and September 30, 2000, respectively.
   EBITDA was a negative $96 million in the first nine months of 2001 compared to negative EBITDA of $128 million in the first nine months of 2000. The change in EBITDA was due to the increased revenues discussed above, partially offset by higher marketing costs and a $10 million one-time charge primarily related to severance. The Latin America DIRECTV businesses incurred an operating loss of $242 million for the first nine months of 2001 compared to an operating loss of $212 million in the first nine months of 2000. The increased operating loss was primarily due to higher depreciation expense that resulted from an increase in customer leased DIRECTV receiving equipment and amortization of goodwill that resulted primarily from the consolidation of GEA.

                        HUGHES ELECTRONICS CORPORATION


   DIRECTV Broadband. Revenues and EBITDA for DIRECTV Broadband were $16 million and negative $74 million for the first nine months of 2001, respectively. DIRECTV Broadband incurred an operating loss of $102 million for the third quarter of 2001. Since its April 3, 2001 acquisition, DIRECTV Broadband has added about 9,000 net subscribers. Net subscriber additions were negatively impacted by customer churn that resulted from the bankruptcy of two wholesale providers of DSL services. At September 30, 2001, DIRECTV Broadband had more than 73,000 residential broadband subscribers in the United States.

Satellite Services Segment
   Revenues for the Satellite Services segment in the first nine months of 2001 decreased $154.3 million to $666.4 million from $820.7 million in the same period in the prior year. The decrease was primarily due to a decline in new outright sales and sales-type lease transactions. Revenues associated with outright sales and sales-type leases of transponders were $62.0 million for the first nine months of 2001 compared to $237.2 million for the first nine months of 2000. Revenues from operating leases of transponders, satellite services and other were 90.7% of total revenues for the first nine months of 2001 and increased by 3.6% to $604.4 million from $583.5 million in the first nine months of 2000, primarily due to increased operating lease revenues from new direct-to-home video services and growth in internet related services.
   EBITDA was $440.7 million for the first nine months of 2001, a 21.0% decrease from the first nine months of 2000 EBITDA of $557.9 million. The decrease in EBITDA was due to the decreased revenues discussed above, higher direct operating and selling, general and administrative expenses to support the continued satellite fleet expansion, costs associated with new service initiatives, and a $7 million severance charge. EBITDA margin for the first nine months of 2001 was 66.1% compared to 68.0% in the first nine months of 2000. The decrease in EBITDA margin was primarily due to the lower sales and higher operating costs. Operating profit was $136.0 million for the first nine months of 2001 compared to $319.1 million for the first nine months of 2000. The decrease in operating profit resulted from the decrease in EBITDA and higher depreciation expense related to additional satellites placed into service since September 30, 2000, and increased depreciation expense that resulted from a change in the useful life of the Galaxy VIII-i satellite due to the failure of its primary propulsion system during the third quarter of 2000.

Network Systems Segment
   Revenues for the Network Systems segment for the first nine months of 2001 decreased by 12.8% to $890.1 million from $1,020.3 million in the first nine months of 2000. The lower revenues resulted primarily from decreased shipments of DIRECTV receiving equipment primarily due to DIRECTV completing the conversion of PRIMESTAR By DIRECTV customers to the high-power DIRECTV service in the third quarter of 2000.
   The Network Systems segment reported negative EBITDA of $97.7 million for the first nine months of 2001, compared to EBITDA of $34.4 million in the first nine months of 2000. The Network Systems segment had an operating loss of $144.2 million in the first nine months of 2001, compared to an operating loss of $15.4 million in the first nine months of 2000. The change in EBITDA and operating profit resulted from the decreased revenues discussed above, increased costs associated with the rollout of new DIRECWAY services, including AOL Plus Powered by DIRECWAY, and a $21 million one-time gain in 2000 that resulted from successful negotiations with certain narrowband wireless customers for receivables previously written-off.

Eliminations and Other
   The elimination of revenues decreased to $165.3 million in the first nine months of 2001 from $329.9 million in the first nine months of 2000 due primarily to a decline in intercompany purchases of DIRECTV receiving equipment and lower manufacturing subsidies paid by DIRECTV to HNS.
   Operating profit from "eliminations and other" increased to $2.8 million in the first nine months of 2001 from an operating loss of $125.7 million in the first nine months of 2000. The change in operating profit resulted primarily from the decrease in the elimination of revenues discussed above and decreased corporate expenditures, primarily related to employee benefits and the elimination of certain

                        HUGHES ELECTRONICS CORPORATION


costs related to the satellite manufacturing businesses, partially offset by a severance charge of $23 million.

Liquidity and Capital Resources

   Cash and cash equivalents were $698.5 million at September 30, 2001 compared to $1,508.1 million at December 31, 2000.
   Cash used in operating activities was $145.9 million in the first nine months of 2001, compared to cash provided by operating activities of $316.0 million in the first nine months of 2000. The decrease in 2001 resulted primarily from the change in EBITDA and higher cash requirements for the change in operating assets and liabilities.
   Cash used in investing activities was $1,108.0 million in the nine months ended September 30, 2001, and $1,462.2 million for the same period in 2000. The lower 2001 use of cash for investing activities resulted primarily from decreased investments in companies and an increase in proceeds from the sale of investments and satellite insurance claims in 2001 compared with 2000. These items were partially offset by increased expenditures for satellites.
   Cash provided by financing activities was $444.3 million in the first nine months of 2001, compared to $940.2 million in the same period of 2000. The lower 2001 financing activities resulted from decreased net borrowings due to the cash received from the sale of the Satellite Businesses in the fourth quarter of 2000.
   Cash provided by discontinued operations was $146.2 million in the first nine months ended September 30, 2000.
   Liquidity Measurement. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at September 30, 2001 and December 31, 2000 was 0.84 and 1.54, respectively. Working capital decreased by $2,137.3 million to a deficit of $674.5 million at September 30, 2001 from working capital of $1,462.8 million at December 31, 2000.
   Common Stock Dividend Policy and Use of Cash. The GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Class H common stock. Similarly, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes. Hughes expects to have cash requirements for the remainder of 2001 of up to about $1.2 billion primarily due to the settlement with Raytheon in October 2001, termination and exit costs, capital expenditures for satellites and property, planned increases in subscriber acquisition costs for the Direct-To-Home businesses, working capital, debt service and preferred stock dividends. These cash requirements are expected to be funded from a combination of existing cash balances, cash provided from operations, amounts available under credit facilities and additional borrowings, as needed.
   Debt and Credit Facilities. Notes Payable. In July 1999, in connection with the early buy-out of satellite sale-leasebacks, PanAmSat assumed $124.1 million of variable rate notes of which $46.5 million was outstanding at September 30, 2001. The weighted average interest rate on the notes was 4.92% at September 30, 2001. The notes mature in January 2002.
   PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for these notes as of September 30, 2001 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually.
   Revolving Credit Facilities. On January 5, 2001, DLA entered into a $450.0 million revolving credit facility. This facility provides for a commitment through the earlier of July 5, 2002 or the date of receipt of the cash proceeds from the issuance of any debt or equity security of DLA. Borrowings under the credit facility bear interest at a rate based on the London Interbank Offer Rate ("LIBOR") plus an indicated spread. As of September 30, 2001, $376.0 million was outstanding under the revolving credit facility, bearing a weighted average interest rate of 3.60%.
   As of September 30, 2001, Hughes had a $750.0 million multi-year unsecured revolving credit facility. Borrowings under the facility bear interest based on a spread to the then-prevailing LIBOR. The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002. The facility also provides backup capacity for Hughes' $1.0 billion commercial paper program. Commercial paper outstanding under the program bears interest at various rates, based on market rates prevailing

                        HUGHES ELECTRONICS CORPORATION


at the time each commercial paper instrument is placed. No amounts were outstanding under the multi-year credit facility or commercial paper program at September 30, 2001.
   PanAmSat maintains a $500.0 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500.0 million commercial paper program. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus a spread based on PanAmSat's credit rating. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at September 30, 2001.
   At September 30, 2001, SurFin had unsecured revolving credit facilities of $400.0 million and $212.5 million that expire in June 2002 and September 2003, respectively. Borrowings under the credit facilities bear interest at various rates based on LIBOR plus an indicated spread. $400.0 million was outstanding under the $400.0 million credit facility at September 30, 2001, with borrowings bearing a weighted average interest rate of 5.70%. $188.2 million was outstanding under the $212.5 million credit facility at September 30, 2001. The weighted average interest rate on these borrowings was 5.93% at September 30, 2001.
   Other short-term and long-term debt outstanding at September 30, 2001 included $52.6 million related primarily to DLA, bearing fixed and floating rates of interest of 5.07% to 12.14%. Principal on these borrowings is due in varying amounts through 2007.
   On October 15, 2001, under the terms of a $1.725 billion intercompany term loan, Hughes requested that PanAmSat refinance and repay the amount owed to Hughes. As a result, under the terms of the loan, PanAmSat is currently using its best efforts to obtain the necessary external financing; however, no assurance can be given that PanAmSat will be successful in this regard.
   Hughes has filed a shelf registration statement with the SEC with respect to an issuance of up to $2.0 billion of debt securities from time to time. No amounts have been issued as of September 30, 2001.
   Acquisitions, Investments and Divestitures. Acquisitions and Investments. On May 1, 2001, DLA, which operates the Latin America DIRECTV business, acquired from Grupo Clarin S.A. ("Clarin") a 51% ownership interest in GEA, a local operating company located in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that will allow Clarin to sell in November 2003 its 3.98% interest back to DLA for $195 million in cash. As a result of the transaction, Hughes' interest in DLA decreased from 77.8% to 74.7% and Hughes' ownership in GEA increased from 20% to 58.1%. Hughes' portion of the purchase price, which amounted to about $130 million, was recorded as an increase to additional paid-in capital with the offset allocated to the net assets acquired, including goodwill.
   On April 3, 2001, Hughes acquired Telocity, a company that provides land-based DSL services, through the completion of a tender offer and merger. Telocity is now operating as DIRECTV Broadband. The purchase price, which totaled $197.8 million in cash, will be allocated to the net assets acquired (primarily goodwill) prior to year end. See Note 9 to the consolidated financial statements for further discussion.
   The above acquisitions were accounted for using the purchase method of accounting and resulted in their consolidation from their respective dates of acquisition.
   Divestitures. On July 31, 2001, Hughes sold a 3% interest in Thomson Multimedia S. A. for approximately $132 million in cash, resulting in a pre-tax gain of approximately $108.0 million.
   On October 6, 2000, Hughes completed the sale of its Satellite Businesses for $3.75 billion in cash, plus the estimated book value of the closing net assets of the businesses sold in excess of a target amount. The transaction resulted in the recognition of a pre-tax gain of $2,036.0 million, or $1,132.3 million after-tax. Included in this gain is a net after-tax curtailment loss of $42 million related to pension and other postretirement benefit plan assets and liabilities associated with the Satellite Businesses. The purchase price is subject to adjustment based upon the final closing net assets as discussed in
Note 11 to the consolidated financial statements.
   In a separate, but related transaction, Hughes also sold to Boeing its 50% interest in HRL Laboratories LLC ("HRL") for $38.5 million, which represented the net book value of HRL at October 6, 2000.
   On March 1, 2000, Hughes announced that the operations of DIRECTV Japan Management, Inc., DIRECTV Japan, Inc., and certain related companies (collectively "DIRECTV Japan") would be

                        HUGHES ELECTRONICS CORPORATION


discontinued. Pursuant to an agreement with Japan Digital Broadcasting Services Inc. (now named Sky Perfect Communications, Inc. or "Sky Perfect"), qualified subscribers to the DIRECTV Japan service were offered the opportunity to migrate to the Sky Perfect service, for which DIRECTV Japan was paid a commission for each subscriber who actually migrated and Hughes acquired a 6.6% interest in Sky Perfect. As a result, Hughes wrote-off its net investment in DIRECTV Japan of $164.6 million and accrued exit costs of $403.7 million and involuntary termination benefits of $14.5 million. Accrued exit costs consist of claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. The write-off and accrual were partially offset by the difference between the cost of the Sky Perfect shares acquired and the estimated fair value of the shares ($428.8 million), as determined by an independent appraisal, and by $40.2 million for anticipated contributions from other DIRECTV Japan shareholders. The net effect of the transaction was a charge to "Other, net" of $170.6 million at March 31, 2000.
   In the third quarter of 2001, $32.0 million of accrued exit costs were reversed as a credit adjustment to "Other, net." In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to "Other, net" of $106.0 million. The adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and favorable settlements of various contracts and claims. About $2.8 million was paid for accrued exit costs and no amounts were paid for involuntary termination benefits during the third quarter of 2001. At September 30, 2001, about $50 million is remaining for accrued exit costs.
   DIRECTV Japan employed approximately 290 personnel as of March 31, 2000, of which 244 were terminated during 2000. All remaining personnel were terminated in the first quarter of 2001.
   In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of Hughes' interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. In the third quarter of 2001 and fourth quarter of 2000, a portion of the decline in the value of the Sky Perfect investment was determined to be "other than temporary" based on investment research analysis, resulting in a write-down of the carrying value of the investment by $212 million and $86 million, respectively. At September 30, 2001, the investment's market value of $111.1 million approximated its carrying value.

New Accounting Standards

   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 refines existing impairment accounting guidance and extends the use of this accounting to discontinued operations. SFAS No. 144 allows the use of discontinued operations accounting treatment for both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. Hughes will adopt the statement on January 1, 2002, as required, and, as a result of adoption, does not expect a significant impact on Hughes' consolidated results of operations or financial position.
   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after July 1, 2001 be accounted for using the purchase method. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually. All other intangible assets are amortized over their estimated useful lives. Hughes will be required to adopt SFAS No. 142 on January 1, 2002 which will require an assessment of goodwill and intangible assets acquired prior to July 1, 2001. Intangible assets that no longer qualify for separate accounting, if any, will be combined with goodwill, while certain intangible assets not previously identified, if any, may be prospectively accounted for separately from goodwill. Management is currently assessing the impact of these standards on Hughes' results of operations and financial position. Goodwill amortization for the nine months ended September 30, 2001 was $155.4 million. These statements will have no impact on Hughes' consolidated cash flows.

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

Other Derivatives
   Hughes holds financial instruments obtained in connection with supplier contracts, such as stock purchase warrants in public and private companies. These instruments are deemed derivatives because they contain net-share settlement provisions, but are not designated as hedging instruments. Hughes records changes in the fair value of these instruments to current earnings. At September 30, 2001, the fair value of these instruments was not significant.

                        HUGHES ELECTRONICS CORPORATION

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

   Summarized below, for the quarter ended September 30, 2001 and through the date of this filing, are changes in material pending legal proceedings involving Hughes. For further information, refer to the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 6, 2001, and Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report. Also, for further information, refer to Notes 11 and 12 to the consolidated financial statements included in this filing.

Other Matters
   With respect to the previously reported matter between General Electric Capital Corporation ("GECC") and DIRECTV, oral argument was heard on October 15, 2001 by the Second Circuit Court of Appeals.

                                     * * *

   From August 6 through 9, 2001, five purported class actions (Wurzel v. Cornelius, et al.; Selden Realty Association, Inc. v. Hughes Electronics Corporation, et al.; Weilheimer v. Cornelius, et al, Kopelman v. Cornelius, et al, and Lerner v. Cornelius, et al.) were filed on behalf of owners of General Motors Class H shares against Hughes Electronics Corporation ("Hughes"), General Motors Corporation ("GM") and the Hughes directors in Delaware Chancery Court. Those cases have been consolidated for all purposes as the Hughes Electronics Corporation Shareholders Litigation. Three purported class actions were filed against Hughes and the Hughes directors only in Superior Court in Los Angeles, California (Salamone v. Hughes Electronics Corporation, et al., Lieberman v. Hughes Electronics Corporation, et al., and Brody v. Hughes Electronics Corporation, et al.). A ninth purported class action was filed August 16, 2001, against GM, Hughes and the Hughes directors (Krim v. General Motors Corporation, et al.). The lawsuits allege that The News Corporation Limited has been favored as a bidder to purchase Hughes over Echostar Communications Corporation ("Echostar") to benefit GM in violation of alleged fiduciary duties. GM, Hughes and the director defendants believe these actions are without merit and intend to vigorously defend the lawsuits.

                                     * * *

   With respect to the previously reported Oklahoma State Court action filed on May 18, 2001, by Cable Connections, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc., the Court granted DIRECTV's motion to stay and compel arbitration. None of the four plaintiffs has as yet instituted arbitration proceedings.

                                     * * *

   With regard to the previously reported Echostar action filed on February 1, 2000 against DIRECTV, Hughes Network Systems, and Thompson Consumer Electronics, Inc., and amended on April 5, 2001 to add Circuit City Stores, Inc., Best Buy Co., Inc. and Radio Shack Corporation as defendants, the magistrate granted an additional and final 30 day extension of the stay.

                                     * * *

                        HUGHES ELECTRONICS CORPORATION

   In April 2001, Robert Garcia doing business as Direct Satellite TV, a DIRECTV dealer, instituted arbitration proceedings with DIRECTV with the American Arbitration Association in Los Angeles, California regarding his commissions and certain chargeback disputes. The parties have been proceeding with the arbitration, though no hearing date has been set. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV and Hughes in Los Angeles Superior Court asserting the same chargeback/commissions claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleges $300 million in class-wide damages and seeks certification of a class of plaintiffs to proceed in arbitration with court oversight. DIRECTV and Hughes do not believe that the court has jurisdiction to order or oversee the class-wide arbitration. DIRECTV and Hughes will vigorously defend against these allegations and seek to enforce the arbitration agreement.

                                     * * *

   On September 19, 2001, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV in the U.S. District Court of the Central District of California, seeking a declaration from the Court that the NRTC is not required to defend and indemnify DIRECTV for the Pegasus Development Corporation and Personalized Media Communications v. DIRECTV, et al. lawsuit pending in the U.S. District Court for the District of Delaware. The NRTC has been paying and continues to pay DIRECTV's legal fees in that matter under protest.

                                     * * *

                        HUGHES ELECTRONICS CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

                      Exhibit Number Exhibit Name Page No.
                      -------------- ------------ --------
                           None

(b) REPORTS ON FORM 8-K.

   Two reports on Form 8-K, dated July 16, 2001 and August 27, 2001, were filed during the quarter ended September 30, 2001 reporting matters under Item 5, Other Events.

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

                                          HUGHES ELECTRONICS CORPORATION
                                          (Registrant)


                                          By /s/ MICHAEL J. GAINES
                                             --------------------------------
                                          (Michael J. Gaines, Chief Financial
                                          Officer)

Date October 26, 2001