Form 10-K405
period 2001-12-31
HUGHES ELECTRONICS CORP
filed 2002-03-11
CIK 944868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-26035

HUGHES ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

STATE OF DELAWARE	52-1106564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 North Sepulveda Boulevard
El Segundo, California 90245
(310) 662-9688
(Address, including zip code, and telephone number,
including area code, of registrants’ principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of December 31, 2001, there were outstanding 200 shares of the issuer’s $0.01 par value common stock.

The registrant has met the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

HUGHES ELECTRONICS CORPORATION

CAUTIONARY STATEMENT FOR PURPOSE OF THE “SAFE HARBOR” PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K may contain certain statements that Hughes Electronics Corporation (“Hughes”) believes are, or may be considered to be, “forward-looking statements,” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause Hughes’ actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, but are not limited to, economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, ability to obtain export licenses, competition, ability to achieve cost reductions, ability to timely perform material contracts, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, loss of uninsured satellites, ability of customers to obtain financing, Hughes’ ability to access capital to maintain its financial flexibility and the effects of the strategic transactions that General Motors Corporation and Hughes have entered into as noted in Item 1.
Additionally, the in-orbit satellites of Hughes and its approximately 81% owned subsidiary, PanAmSat Corporation (“PanAmSat”), are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of Hughes’ businesses. With respect to both in-orbit and launch problems, insurance carried by Hughes and PanAmSat, if any, generally does not compensate for business interruption or loss of future revenues or customers. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers. For further information regarding PanAmSat’s satellites, refer to PanAmSat’s Annual Report on Form 10K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 11, 2002.
Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and Hughes undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

HUGHES ELECTRONICS CORPORATION

PART I

ITEM 1.    BUSINESS

Hughes Electronics Corporation (“Hughes Electronics” or “Hughes”) is a wholly owned subsidiary of General Motors Corporation (“GM”). Hughes is a Delaware corporation and was incorporated in 1977.
GM Class H common stock is a “tracking stock” of GM designed to provide holders with financial returns based on the financial performance of Hughes. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).
On October 28, 2001, Hughes and GM, together with EchoStar Communications Corporation (“EchoStar”), announced the signing of definitive agreements that provide for the split-off of Hughes (or a company holding all of the capital stock of Hughes) from GM and the combination of the Hughes business with EchoStar by means of a merger (the “Merger”). The Merger is subject to a number of conditions and no assurances can be given that the transactions will be completed. See further discussion of the Merger in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions, Investments and Divestitures—Merger Transaction.” The financial and other information regarding Hughes contained in this Annual Report do not give any effect to or make any adjustment for the anticipated completion of the Merger.
Hughes is a leading global provider of digital entertainment, information and communications services and satellite-based private business networks. Hughes has been a pioneer in many aspects of the satellite communications industry, and its technologies have driven the creation of new services and markets and have established Hughes as a leader in each of the markets it serves.
Hughes provides advanced communications services on a global basis. Hughes has developed a wide range of entertainment, information and communications services for home and business use, including video, data, voice, multimedia and Internet services. Hughes believes that these service businesses have the potential to generate significant growth, profitability and value.
Hughes’ businesses include:
•
DIRECTV, the world’s leading digital multi-channel entertainment service, based on the number of subscribers.    DIRECTV includes businesses in the United States and Latin America and, with DIRECTV Broadband, Inc. (“DIRECTV Broadband”), formerly known as Telocity Delaware, Inc. (“Telocity”), constitute Hughes’ Direct-To-Home Broadcast segment. As of December 31, 2001, DIRECTV had approximately 10.7 million subscribers in the United States and 1.6 million subscribers in Latin America. Average monthly revenue (commonly referred to as average revenue per subscriber or “ARPU”) for DIRECTV U.S. subscribers was about $56.10 in 2001, which Hughes believes is the highest video related ARPU in the U.S. multichannel video program distribution (“MVPD”) industry. DIRECTV Latin America’s ARPU during 2001 was approximately $43 per month which includes about $34 from programming packages and the remaining amount from equipment lease revenues. Hughes believes DIRECTV Latin America’s ARPU is among the highest in the region among pay television providers.

•
Hughes Network Systems, the world’s leading provider of broadband by satellite services to both consumers and enterprises.    Hughes Network Systems (“HNS”), which has more than a 50% share of the global market for very small aperture terminal (“VSAT”) private business networks and 101,000 DIRECWAY broadband consumer customers as of December 31, 2001, constitutes the Network Systems segment of Hughes. HNS is one of the two largest manufacturers of DIRECTV™ subscriber equipment, having shipped over 8 million units. HNS is also leading the development of SPACEWAY®, a next-generation satellite-based broadband communications platform that is expected to provide customers with high-speed, two-way data communications on a more cost-efficient basis than systems that are currently available. SPACEWAY is expected to launch service in North America in early 2004.

•
PanAmSat, the owner and operator of one of the world’s largest commercial satellite fleets.    PanAmSat Corporation (“PanAmSat”), a publicly held company of which Hughes owns approximately 81%, constitutes Hughes’ Satellite Services segment. PanAmSat owns and operates 21 satellites that are capable of transmitting signals to geographic areas covering a substantial portion of the world’s population. PanAmSat provides satellite capacity for the transmission of cable and broadcast television programming from the content source to the

HUGHES ELECTRONICS CORPORATION

consumer’s home or to the cable operator. PanAmSat’s satellites serving the U.S. deliver more than 100 of the leading cable television channels to over 10,000 cable head-ends, representing approximately 69 million cable households. PanAmSat’s global fleet also serve as transmission platforms for eight direct-to-home services worldwide. In addition, PanAmSat provides satellite services to telecommunications carriers, corporations and Internet service providers (“ISPs”), for the provision of satellite-based communications networks, including private business networks employing VSATs and international access to the U.S. Internet backbone.

Corporate Strategy
There have been several recent developments and changes in strategy affecting Hughes’ businesses that Hughes believes will result in stronger operational and financial performance and help to maximize its opportunity to create shareholder value:
•
New Management and Focus on EBITDA Growth.    In 2001, Hughes made important management changes in several key leadership positions. In May 2001, Mr. Jack A. Shaw was named Hughes’ Chief Executive Officer (in November he was also named President) and in June 2001, Ms. Roxanne S. Austin was appointed as DIRECTV U.S.’s President and Chief Operating Officer. In addition, Mr. Joseph R. Wright Jr. was named President and Chief Executive Officer of PanAmSat in August 2001.

Under this new leadership, Hughes has adopted an operating and financial strategy that places a much greater focus on growing the businesses while simultaneously increasing EBITDA (“EBITDA” is defined as operating profit (loss), plus depreciation and amortization). For example, the top priority for DIRECTV U.S. is to capitalize on the significant operating leverage resulting from its more than 10 million subscribers to accelerate its EBITDA growth while also adding over 1 million net new subscribers in 2002. Hughes intends to accomplish these goals through improvements in DIRECTV’s key operating performance metrics such as reducing subscriber acquisition costs and minimizing churn.
•
Emphasis on Reducing Costs and Cash Requirements.    Hughes has also developed new strategies that place a much greater emphasis on reducing costs and cash requirements. For example, during 2001 Hughes announced a nearly 10% company-wide workforce reduction of its approximately 7,900 employees, excluding DIRECTV customer service representatives, located in the United States. As a result of these actions, Hughes expects to achieve significant annual cost savings beginning in 2002. In addition, Hughes has committed to significantly reduce its capital expenditures. For example, PanAmSat has lowered its projected capital requirements over the next five years primarily by reducing the number of new satellites to be built and launched.

Hughes has also reduced its cash expenditures in many of its less mature businesses. The DIRECTV Broadband and DIRECWAY consumer broadband businesses have significantly lowered their growth targets in order to more appropriately match their business plans with the market opportunity and to reduce cash requirements. Similarly, the DIRECTV Latin America businesses (“DLA”) have adopted a more selective growth strategy that has a much greater focus on conserving cash by attaining higher-quality customers with longer-term commitments to the service.
As a result of these strategies, Hughes expects 2002 cash requirements to be significantly lower than in 2001 and has established a corporate goal to attain positive free cash flow in 2004. Free cash flow is a common term used in the MVPD industry and is defined here as EBITDA less capital expenditures and taxes.
•
Focus on Core Businesses.    The new Hughes management team also intends to place a much greater focus on maximizing value through its core businesses. For example, after several years of attempting to grow its business by investing in new diverse initiatives, PanAmSat recently announced that it will focus primarily on its core video and broadcast customers. As part of this strategy, PanAmSat intends to significantly reduce investment in its Internet and streaming media initiative known as NET-36™, and will integrate these services into its overall portfolio of video services. In addition, Hughes’ DIRECTV Broadband and DIRECWAY consumer businesses will focus more of their marketing efforts on current and prospective DIRECTV video customers. Hughes believes that customers who have both DIRECTV® and broadband services will remain customers longer than those customers who only have a video or a broadband service.

HUGHES ELECTRONICS CORPORATION

•
Focus on Attaining Long-Term Committed Customers.    Hughes has recently initiated several plans designed to attract customers that demonstrate higher quality credit characteristics and who will commit to longer-term service agreements. Beginning in the fourth quarter of 2001, all DIRECTV U.S. marketing offers require new customers to commit to 12 months of service in order to qualify for lower equipment prices, lower installation fees or other benefits. Additionally, dealers are provided an incentive to secure the customer’s commitment with a credit card. Hughes believes these are important steps to reduce DIRECTV’s customer churn in the United States. To reduce churn in Latin America, DIRECTV customers are now provided an incentive to use a credit card to pay activation and monthly service fees as well as to sign up for long term contracts. Additionally, in Latin America dealer payments have been restructured to reward those dealers who attain customers that remain with the DIRECTV service longer. As part of PanAmSat’s and HNS’s strategy to focus on their core businesses, many of their new business initiatives are directed toward their current “blue-chip” Fortune 500 customers.

Competitive Advantages
Hughes believes that it has several important competitive advantages in the markets in which it competes. Hughes believes these competitive advantages should enable it to achieve sustainable market leadership positions and accelerate revenue and EBITDA growth. These competitive advantages include:
•	DIRECTV Brand and Service. In the United States, DIRECTV has a leadership position in the U.S. MVPD market, highlighted by:
•
One of the largest MVPD subscriber bases.    As of December 31, 2001, DIRECTV U.S. had about 10.7 million subscribers, which Hughes believes makes DIRECTV one of the largest MVPD providers in the United States. Hughes believes that this large subscriber base provides DIRECTV with greater opportunities to obtain programming on favorable terms, secure unique and exclusive programming, and introduce new services.

•
Substantial channel capacity.    Currently, DIRECTV has capacity to deliver about 750 digital entertainment channels, including local channels in 41 markets, reaching approximately 60 million television households or 56% of the total market. With the launch of the DIRECTV 5 satellite, DIRECTV expects to add local channels in 10 additional markets by the end of 2002, increasing its reach to about 62% of all television households in the United States.

•
Unique and exclusive programming.    DIRECTV offers its customers unique services and programming that are not offered by other multi-channel providers. For example, DIRECTV has been the exclusive small-dish provider of THE NFL SUNDAY TICKET® since DIRECTV began service in 1994. In addition, DIRECTV offers its customers a broad array of programming choices including up to 50 pay-per-view movie and event channels, free concerts and special DIRECTV channels that offer sports and movie reviews.

•
A well-developed, robust distribution and installation network.    DIRECTV has a comprehensive distribution network, including national retailers such as Blockbuster, Circuit City, Best Buy and Radio Shack and several regional Bell operating companies. In addition, DIRECTV has a network of over 4,000 installers whose principal function is to support all of DIRECTV’s Blockbuster and direct sales accounts.

Hughes also believes that DIRECTV’s high-quality digital picture and sound, its extensive variety of programming and its high quality 24-hour customer service provide additional competitive advantages over traditional cable television.
•
Large Existing Customer Base with Direct Digital Interactive and Broadband Links.    Hughes believes that its existing large consumer and enterprise customer base will become increasingly valuable as key outlets in which to offer expanded services. Consumers and business enterprises are increasingly demanding the flow of greater amounts of data at higher speeds and in many cases, satellite-based systems are best suited to address this need on a cost-effective basis. Hughes intends to offer these emerging interactive and broadband services to its existing 12.3 million DIRECTV customers in the United States and Latin America, to the more than 400,000 HNS DIRECWAY consumer and enterprise broadband terminals in 85 countries, and to PanAmSat’s prestigious customer base including Disney, Viacom and AOL Time Warner.

HUGHES ELECTRONICS CORPORATION

•	Satellite Technology Advantages. Hughes believes that satellite-based service offerings have inherent competitive advantages over ground-based services for many applications. These include:
•	the ability to broadcast hundreds of channels economically to millions of recipients over very wide geographic areas with little incremental cost per end user;
•	the potential for low cost, two-way communications to areas of low population density; and
•	the ability to roll-out new infrastructure to a large number of customers quickly.
Hughes believes that its ability to develop leading satellite technologies has helped it become a leader in each of its businesses, and it intends to continue to develop new technologies to maintain these leadership positions.
•
Market Leadership.    Hughes believes that its global leadership positions in its target markets—digital multi-channel entertainment and information, satellite transponder leasing and private business networks—enable it to achieve economies of scale. The entertainment, information and communications services businesses generally are characterized by higher upfront fixed costs with relatively lower variable operating costs. A market leadership position enables some of the costs of developing expanded services, such as infrastructure, to be spread across a larger customer base allowing for a more affordable service for customers and a more profitable service for Hughes.

•
Global Spectrum and Orbital Slots.    Operation of an international satellite fleet requires significant international and U.S. regulatory approvals. Hughes considers its regulatory authorization to use desirable broadcast spectrum and its orbital slots to be a competitive advantage. For example, DIRECTV has licenses to broadcast its services from 46 frequencies (out of a total of 96 Direct Broadcast Satellite assigned frequencies) over the continental United States. In addition, Hughes believes that PanAmSat’s global transmission capability, especially its ability to transmit signals among many of the world’s major regions, utilizing 16 orbital slots as of December 31, 2001, provides it with a competitive advantage over commercial competitors who operate satellite fleets limited to regional coverage.

•
Comprehensive Portfolio of Global Satellite Services.    Hughes believes that its presence in several major segments of the entertainment, information and communications services industry provides it with operating synergies and allows it to respond to the latest industry growth trends. Historically, Hughes has leveraged its systems expertise to develop new service businesses such as DIRECTV, satellite transponder leasing, DIRECWAY and SPACEWAY. Hughes believes that the breadth of its services and products positions it to capitalize on the convergence of entertainment, information and the Internet for both individual consumers and business enterprises.

DIRECTV U.S.
Overview.    DIRECTV launched its direct-to-home television service in the United States in June 1994. DIRECTV provides customers with access to hundreds of channels of digital video and audio programming that is broadcast directly to customers’ homes or businesses via high-power geosynchronous satellites. To subscribe to the DIRECTV service, customers purchase or lease the receiving equipment, which, in general, consists of a small 18 inch receiving antenna, a digital set-top receiver and a remote control.
Subscribers.    As of December 31, 2001, DIRECTV had about 10.7 million subscribers, which Hughes believes makes it one of the largest multi-channel entertainment providers in the United States. These subscriber numbers include subscribers who receive DIRECTV direct-to-home services from the National Rural Telecommunications Cooperative (“NRTC”) pursuant to a contract between DIRECTV and the NRTC. Under this contract, the NRTC purchased the exclusive right to distribute most services transmitted by DIRECTV from 27 of the 32 frequencies located at the 101 degree west longitude orbital location to customers located in primarily rural areas of the United States, through the useful life of DIRECTV’s initial direct-to-home satellite, DIRECTV-1. The NRTC separately contracted with its members and affiliates to provide them with rights to market and sell these services. The NRTC “territories” comprise approximately 9 million of the United States’ approximately 107 million television households. The NRTC and its members and affiliates pay DIRECTV a 5% fee on the revenues from these services. DIRECTV has also separately contracted with the NRTC to permit the NRTC and its members to market and sell services, including premium services, transmitted by DIRECTV from the other 5 frequencies located at the 101 degree west longitude orbital location, as well as frequencies

HUGHES ELECTRONICS CORPORATION

located at the 110 degree and 119 degree west longitude orbital locations. With respect to these separately contracted services, the NRTC pays DIRECTV approximately 90% of subscriber revenue generated, with the exception of the Para Todos Spanish language service. For this service the NRTC pays DIRECTV approximately 20% of the subscriber revenue generated. As of December 31, 2001, there were nearly 1.9 million DIRECTV customers in NRTC territories. With approximately 1.5 million subscribers, Pegasus Satellite Television, Inc. is the NRTC’s largest affiliate and its territory covers approximately 7.5 million of the 9 million NRTC households.
Customer Churn.    In 2001, DIRECTV’s net subscriber churn rate was about 1.7% per month, compared to a reported average monthly churn rate of about 2.5% for the cable television industry. DIRECTV’s net subscriber churn for a given period is calculated by dividing the number of subscribers canceling service, net of reconnects, during the period by the total number of subscribers at the end of the period. Recently, DIRECTV has initiated several churn management programs designed to reduce subscriber turnover. During the fourth quarter of 2001, DIRECTV began requiring new customers to commit to purchase 12 months of service in order to qualify for lower equipment prices, lower installation fees or other benefits. DIRECTV believes that the 12-month service commitment will have a meaningful reduction on churn rates because a disproportionate amount of churn occurs during a customer’s first year of service. In addition, DIRECTV has implemented a more stringent credit screening process of customers at both the point of purchase and at service activation.
DIRECTV has also improved its call center operations. During the second half of 2001, DIRECTV added additional customer service representatives and expects to hire more customer service representatives in 2002. DIRECTV has also made significant improvements to its installation network. In 2001, DIRECTV hired additional installers and currently has the capability to install a DIRECTV system within three days of a customer order 90% of the time. As a result of all of these new initiatives, DIRECTV expects to reduce churn and increase customer satisfaction.
Programming and Enhanced Services.    With the December 2001 deployment of the DIRECTV 4S spot-beam satellite, DIRECTV has the capacity to offer about 750 digital channels of programming. At December 31, 2001, DIRECTV offered approximately 125 channels of basic programming, 450 local channels, 31 premium movie channels, 23 regional sports channels, over 30 Spanish language special interest channels, 10 a la carte channels and 50 pay-per-view movie and event channels. DIRECTV also offers more than 36 digital music channels for its customers. With the added capacity provided by DIRECTV 4S, DIRECTV currently meets the “must carry” provision of the Satellite Home Viewers Improvement Act of 1999. The “must carry” provisions obligate DIRECTV and other direct-to-home operators to carry all local channels in any market where the direct-to-home operator broadcasts any local channels. DIRECTV also provides premium sports and other premium programming such as THE NFL SUNDAY TICKET, which allows subscribers, subject to local restrictions, to view every National Football League game played each Sunday during the regular season. DIRECTV is the exclusive small dish provider of THE NFL SUNDAY TICKET through the 2002 season. Hughes believes that DIRECTV’s increased channel offerings and large subscriber base provide DIRECTV with a competitive advantage in acquiring subscribers, obtaining programming from leading content providers on favorable terms and generating increased amounts of advertising revenue.
DIRECTV U.S. provides Spanish language programming through its DIRECTV Para Todos™ service. This service was launched nationwide during the first quarter of 2000. DIRECTV Para Todos currently provides programming packages that provide more than 30 Spanish language special interest channels with up to 115 English language channels, including CNN en Espanol, UniVision, GalaVision, TV Chile and other special interest channels. In addition, DIRECTV has a dedicated Spanish-speaking customer call center for subscribers of this service.
DIRECTV has introduced enhanced TV and interactive service offerings by partnering with other leading companies. The current offerings include:
•
DIRECTV Interactive.    These services include data-enhanced programming, e-commerce and interactive advertising. In 2000, DIRECTV, along with Wink Communications, Inc., introduced the Wink® service, which enables DIRECTV subscribers to access data-enhanced programming and perform e-commerce transactions via their television and remote control.

•
Digital Video Recorders.    DIRECTV service is available with two digital video recorders (“DVRs”), one with TiVo Inc.’s TiVo Personal TV™ service and one with Microsoft Corporation’s UltimateTV® service. These DVRs allow consumers to control the programming they watch by being able to pause and rewind live television, create their own television programming lineup

HUGHES ELECTRONICS CORPORATION

based on their personal preferences and to watch one live program while simultaneously recording another.
•
DIRECTV Broadband Internet Services.    In 2002, DIRECTV plans to begin marketing a bundled video and broadband Internet service to current and prospective DIRECTV customers. DIRECTV believes that customers subscribing to multiple services from DIRECTV are more likely to be longer-term customers. Hughes’ broadband Internet service is offered terrestrially via a wholly owned subsidiary called DIRECTV Broadband, which employs digital subscriber line (“DSL”) technology. DIRECTV also offers a satellite-based broadband service called DIRECWAY® which provides fast two-way via satellite connectivity to the Internet. The DIRECWAY service is managed by HNS (See—“Hughes Network Systems” below).

Average Revenue per Subscriber.    In 2001, DIRECTV’s ARPU was $56.10 per month, which Hughes believes is the highest video related ARPU in the U. S. MVPD industry. ARPU is calculated by dividing the total reported revenue during a given period by the average number of DIRECTV-owned customers—excluding DIRECTV customers in NRTC territories. DIRECTV believes it is able to achieve its industry-leading video ARPU by offering exclusive programming, such as THE NFL SUNDAY TICKET, and an extensive selection of up to 50 pay-per-view movie and event channels.
Cost Structure.    DIRECTV’s primary expenses are programming and customer service costs as well as costs to acquire new subscribers. Like other multi-channel television operators, DIRECTV generally pays for programming based on the number of customers on the DIRECTV platform, and in a significant number of its contracts, has been able to obtain most favored nation (“MFN”) clauses in its agreements with programmers. MFN clauses provide that DIRECTV will pay no more for programming than do other multi-channel operators with subscriber bases equal to or less than the size of DIRECTV’s subscriber base. In addition, DIRECTV also incurs customer service related costs, which are also highly dependent on the number of DIRECTV subscribers. In total, variable costs related to programming and customer service represented approximately 50% of revenues in 2001, resulting in a ‘gross margin’ of about 50%.
Over the next several years, DIRECTV expects to continue to grow its subscriber base. To grow the subscriber base, the company incurs costs to acquire new customers. These subscriber acquisition costs—which include commissions paid to retailers, advertising, subsidies paid to manufacturers of receiving equipment, and consumer promotions (which include benefits such as reduced installation and equipment prices and free programming)—were about $555 per gross subscriber addition in 2001. DIRECTV expects to reduce this number to about $525 in 2002, primarily through the elimination of subsidies paid to manufacturers of DIRECTV™ receiving equipment.
Satellite Fleet and Equipment.    DIRECTV currently has a fleet of six satellites, four of which are located at 101 degrees west longitude, one of which is located at 110 degrees west longitude and one of which is located at 119 degrees west longitude. In mid-2002, DIRECTV expects to launch DIRECTV 5 which will replace DIRECTV 6 at 119 degrees west longitude. DIRECTV 6 will then serve as a back-up at 119 degrees west longitude. DIRECTV also expects to launch DIRECTV 7S, a high-powered spot-beam satellite, in the second half of 2003. DIRECTV 7S will be positioned at 119 degrees west longitude and will provide additional capacity enabling DIRECTV to further expand its local channel coverage assuming successful and timely construction and launch and that it is not required to be used for backup capacity in the event that DIRECTV 4S malfunctions. DIRECTV’s signals originate from its broadcast facilities in Castle Rock, Colorado and in Los Angeles, California.
DIRECTV receiving equipment is manufactured by HNS and a number of name brand consumer electronics companies, including RCA/Thomson Consumer Electronics and Philips Electronics. Basic equipment prices paid by consumers have fallen steadily from the initial $699-$899 range in June 1994 to about $49-$99 today. In some instances, retailers offer special promotions whereby the receiving equipment is free to the consumer. Generally, the consumer offer also includes a free basic installation of the DIRECTV receiving equipment.
Distribution Channels.    The DIRECTV service is distributed to consumers through various channels. Both DIRECTV service and equipment are distributed through consumer electronics stores such as Best Buy, Circuit City and Radio Shack and satellite television dealers. In addition, as part of a strategic alliance announced in May 2000, DIRECTV sells its service through Blockbuster’s national outlets. Consumers can also purchase DIRECTV equipment through mass merchant channels that have unassisted sales floors such as WalMart, Sam’s Club and K-Mart. DIRECTV also has agreements with several regional Bell operating companies to distribute DIRECTV programming and service by bundling it with local phone services. DIRECTV customers can also subscribe to its service through the Internet and through a toll-free telephone number. In those instances, customers can

HUGHES ELECTRONICS CORPORATION

choose to either purchase or lease the receiving equipment and DIRECTV, through its installation network, provides fulfillment and installation of the equipment.
Competition.    DIRECTV faces competition from a number of services, including cable television operators, satellite system operators (both C-band and direct-to-home) and terrestrial wireless operators. The Federal Communications Commission (“FCC”) reported in January 2002 that cable television operators currently have approximately 78% of all MVPD television subscribers in the U.S. Many cable operators now offer digital-quality programming that has improved picture quality and greater channel selection compared to traditional analog cable television service. In addition, many cable operators have introduced other services such as high-speed Internet access and telephony to their customers.

DIRECTV Latin America
Overview.    Hughes currently provides DIRECTV service in 28 countries in Latin America and the Caribbean basin via DLA. Introduced in mid-1996, DLA was the first digital direct-to-home broadcast satellite television service available in Latin America and currently has the capacity to provide over 355 digital video channels. Hughes owns about 75% of DLA, with Darlene Investments, LLC owning approximately 21% and Grupo Clarin S.A. (“Clarin”) owning the remaining 4%. Local operating companies (“LOC’s”) manage on-going sales, marketing and customer service functions in their respective localities. Hughes believes that controlling ownership of the LOC’s will allow DLA to more effectively implement pan-regional strategic initiatives and manage the day-to-day operations in these key markets. Hughes currently owns (directly or through DLA) a controlling interest in local operating companies in Mexico, Brazil, Argentina and Colombia and is negotiating for control of the LOC’s in Venezuela and Puerto Rico.
Subscribers.    As of December 31, 2001, DLA had about 1.6 million subscribers throughout Latin America, representing subscriber growth of approximately 23% from December 31, 2000. DLA is pursuing a more selective growth strategy, based primarily on strong customer acquisition filters such as credit checks and higher upfront fees, which DLA believes will result in new customers with improved credit profiles. While this strategy will result in a reduction in the number of new subscribers DLA attains, this more selective approach is expected to result in lower churn rates and better overall subscriber economics for DLA. As a result of these actions, monthly churn rates have declined from 3.8% in the first quarter of 2001 to 2.5% in the fourth quarter of 2001.
During 2001, the average revenue per subscriber in the Latin American region was about $43 per month. Approximately $34 was generated from monthly programming subscriptions, with the remainder derived from fees associated with leased equipment. Unlike DIRECTV U.S. where the vast majority of subscribers own their receiving equipment, nearly all of DLA subscribers lease their equipment from DLA.
Programming.    The broad geographic reach of the DLA network enables the company to obtain high quality and sometimes exclusive programming from leading international programming providers. Under long-term programming agreements with HBO Latin America Group and Buena Vista International, Inc., DLA has exclusive rights to direct-to-home distribution of the HBO and Cinemax channels in Brazil and Argentina and The Disney Channel programming in all Latin American markets except Puerto Rico. DLA has entered into agreements with the eight leading U.S. motion picture studios and more than 20 independent motion picture studios for distribution of their products. In addition, DLA’s programming includes numerous popular sports, special events, family and other offerings on channels such as ESPN, Discovery, MTV, CNN, BBC, Nickelodeon and USA. DLA enjoys local programming affiliations in each of its markets, including longstanding local alliances with the Cisneros Group in Venezuela and Clarin in Argentina. In 2001, DLA secured the exclusive rights to broadcast and re-sell the FIFA World Cup soccer competitions in 2002 and 2006 in Argentina, Chile, Colombia, Mexico, Uruguay and Venezuela. Because of the World Cup’s popularity across Latin America, DLA expects World Cup soccer to be an important differentiator of its service and a key subscriber acquisition tool.
In Argentina, Brazil, Venezuela and Puerto Rico, DLA has introduced a wide range of multimedia products including interactive television applications such as online information and financial applications, video games, an interactive television program guide, and e-mail applications. DLA believes these Internet-like applications, when bundled with its high quality programming, will be

HUGHES ELECTRONICS CORPORATION

attractive to existing and prospective subscribers. DLA is developing these enhanced technologies in cooperation with leading technology developers and content providers.
Sales, Marketing & Distribution.    LOC’s are primarily responsible for sales and marketing efforts that are based on and aimed at local market conditions and characteristics. DLA has established a comprehensive sales and distribution network designed to acquire new subscribers and to provide efficient installation and customer service. The sales force conducts a range of sales activities, including direct sales, retail sales, rural sales and telemarketing.
DLA enters into arrangements with numerous dealers throughout the region who, in many cases, work exclusively to promote and sell DLA programming, carry and install DLA receiving equipment, and provide the first level of customer service in designated geographic areas. These dealers receive a commission for each sale and a fee for each installation and customer service visit.
DLA’s marketing management team establishes pan-regional marketing policies, conducts research and provides strategic brand direction and coordinates advertising. DLA believes this enables the company to more effectively develop initiatives for addressing issues that are common to all markets and ensure consistent, high quality branding of DIRECTV throughout the region. DLA encourages its local marketing teams to apply their local expertise to develop targeted campaigns that effectively address target subscribers in each country.
Satellites.    DLA leases satellite capacity from PanAmSat (see—“PanAmSat” below). The primary satellite DLA uses, Galaxy VIII–i, was launched in late 1997. In the third quarter of 2000, the Galaxy VIII-i satellite experienced a failure of its primary propulsion system, resulting in a reduction in its useful life to about the fourth quarter of 2002. A second satellite, Galaxy IIIR, which is co-located at the same orbital location, provides primary back-up capacity of 24 transponders to the Galaxy VIII–i satellite. This back-up capacity makes the network on which DLA relies redundant and would allow DLA to continue its programming with minimal disruption to its subscribers. In April, 2001, Galaxy IIIR experienced a failure of its primary spacecraft control processor (“SCP“) but has since been operating normally with its back-up SCP. DLA expects to provide additional capacity with Galaxy IIIC and Galaxy VIII-iR, two new satellites which are scheduled for launch in the second and third quarters of 2002, respectively. Galaxy IIIC and Galaxy VIII-iR will replace both Galaxy IIIR and Galaxy VIII-i.
Competition.    In each of DLA’s markets, DLA competes primarily with other providers of pay television, who distribute their programming via cable, multichannel multipoint distribution system (“MMDS”) or satellite. DLA competes primarily on the basis of programming, price, quality, customer support, brand recognition and reputation; DLA believes that it compares favorably to its competitors in these areas. DLA’s principal direct-to-home satellite competitors in the major markets in which it operates are the operating platforms of Sky Global Networks, Inc. DLA competes with Sky Global Networks, Inc. primarily in Brazil, Mexico, Argentina, Chile and Colombia. Affiliates of Sky Global Networks, Inc. have exclusive agreements with the largest local broadcast companies in each of Brazil and Mexico, which currently prevents DLA from gaining access to some important local programming and could impair DLA’s ability to attract and retain subscribers in those markets.

Hughes Network Systems
Overview.    HNS is a leading supplier of broadband satellite services and products. HNS designs, manufactures and installs advanced networking solutions for businesses and governments worldwide using VSATs. HNS is a premier broadband products and services company with particular emphasis on providing broadband access. HNS has aligned its services and products into four marketing groups: Broadband Products and Services, Set-top Box Products, Carrier Services and Products, and SPACEWAY.
Broadband Products and Services.    HNS has sold satellite-based broadband products and services to enterprises since 1987 and to consumers since 1997. The technology for these broadband services has converged recently, allowing HNS to introduce a single DIRECWAY service to both consumers and enterprises. HNS plans to leverage its leading DIRECWAY service network for both the consumer and enterprise markets to introduce new services while reducing infrastructure, network operating, hardware and support costs. HNS believes that these new services and lower costs will increase demand for the DIRECWAY services.
HNS is the leading supplier of satellite-based VSAT private business networks. Since 1987, HNS has sold more than 300,000 VSAT terminals to a variety of business customers worldwide, including DaimlerChrysler, GM, Ford, Toyota, Chevron, Texaco, Exxon Mobil, Amoco, Wal-Mart, Toys “R” Us, Jack In the Box and Wendy’s International. VSATs are typically used by enterprises with a large

HUGHES ELECTRONICS CORPORATION

number of geographically dispersed locations to provide reliable, scalable and cost effective applications such as credit card verification, inventory tracking and control, and video teleconferencing. More recently, HNS has expanded its service offering to include new services to meet customers’ evolving broadband requirements such as Intranet/Internet communications, in-store music and streaming media.
In 1997, HNS introduced DirecPC, a consumer Internet access service which receives high-speed data transmissions from a satellite through a small dish antenna and transmits data out through a telephone line. In 2001, HNS introduced a “two-way” service marketed under the DIRECWAY brand where the data is both received and transmitted over the satellite through a small transmit/receive dish antenna. For consumers, the advantages of two-way communications are important because it eliminates the need for a second telephone line, eliminates the tedious log-on process by providing an “always-on” connection, and provides faster outbound speeds. DIRECWAY allows consumers to download data and video at speeds of up to 400 kilobits-per-second and send information at speeds between 128 and 256 kilobits-per-second.
Although DIRECWAY is available to consumers nationwide, HNS expects to focus DIRECWAY’s marketing on current and prospective DIRECTV customers as well as the up to 30 million U.S. households that many industry experts predict will never have access to other forms of broadband connections such as cable modems or DSL.
HNS has entered into marketing alliances with Earthlink and Pegasus Broadband to provide Internet access under the “Powered by DIRECWAY” brand to their customers. These relationships allow HNS to avoid much of the upfront subscriber acquisition cost, while still receiving a share of the consumer’s monthly payment. As part of Hughes’ 1999 strategic alliance with AOL, the AOL service is available nationwide through the one-way DIRECWAY service. Additionally, the alliance provides AOL with the right to purchase capacity on the new SPACEWAY platform to enable their customers to benefit from next-generation satellite broadband services. As of December 31, 2001, HNS had signed up 101,000 one-way and two-way DIRECWAY consumer customers.
Set-top Box Products.    HNS began manufacturing subscriber equipment for DIRECTV in 1996 and is now a leading supplier of this equipment with over eight million units shipped through December 31, 2001. HNS is able, on short notice, to increase its production of DIRECTV receivers to enable DIRECTV to meet subscriber demand. HNS intends to continue helping DIRECTV meet its objectives through the production of DIRECTV receiving equipment including HDTV set-top boxes, Wink-enabled set-top boxes and multi-satellite receiving equipment for local channels in certain DIRECTV markets.
Carrier Services and Products.    HNS believes that its advanced technology and extensive experience position it to be a leading provider of satellite-based communications equipment and services. In recent years, HNS has been awarded contracts to deliver ground equipment and handsets for the Thuraya and Inmarsat mobile telephony businesses, and terrestrial repeaters for XM Satellite Radio. HNS intends to continue in this market on an opportunistic basis by leveraging its technology and system integration leadership.
SPACEWAY.    As part of its broadband strategy, Hughes intends to make a total capital investment of approximately $1.8 billion for the SPACEWAY North American market. As of December 31, 2001, approximately $1.0 billion of the total had been spent on the SPACEWAY system, which will consist of three satellites built by Boeing Satellite Systems (“BSS“), and will utilize ground stations and small satellite antennas designed by HNS.
SPACEWAY, which is expected to begin service in early 2004, will offer high-speed “bandwidth-on-demand” to provide customers with the ability to transmit and receive via satellite any combination of data, video, audio, and multimedia while paying only for the amount of bandwidth they use. Utilizing the Ka-band spectrum, the SPACEWAY platform will have additional features such as spot-beam technology and on-board processing that allow SPACEWAY to efficiently reuse spectrum and provide peer-to-peer applications like video conferencing, distance learning and telemedicine.
Utilizing its expertise in private business networks, the consumer broadband partnerships and advanced ground-based communications technology, HNS plans to offer new broadband services via the SPACEWAY platform to a wide range of customers, including its “blue-chip” customer base and its existing and prospective DIRECTV and DIRECWAY customers. Additionally, in 2001, HNS launched the Peer-to-Peer Application Center of Excellence and the Hughes Broadband Alliance. First to join the Alliance were Sun Microsystems, Inc., and Polycom, Inc. These and other alliance partners will assist in developing the next generation of services and applications for use on the SPACEWAY platform.
Competition.    HNS faces global competition in the enterprise VSAT market, principally from Gilat Satellite Networks Ltd., and ViaSat Inc., as well as from competitors employing terrestrial technologies

HUGHES ELECTRONICS CORPORATION

such as frame relay and fiber. The consumer DIRECWAY business faces competition from satellite providers and from other terrestrial providers like cable companies (using cable modems) and the regional bell operating companies (using DSL technology). HNS faces competition from RCA/Thomson Consumer Electronics, Sony Corporation and Royal Philips Electronics in the sale of DIRECTV set-top products. HNS believes it can compete effectively in each of these markets based upon its advanced technology, experience in these markets and the partnerships it has developed.

PanAmSat
Overview.    PanAmSat, which is approximately 81% owned by Hughes, is a leading global provider of video, broadcasting and network services through satellites. PanAmSat is traded on the NASDAQ® stock market under the ticker symbol “SPOT.” PanAmSat leases capacity on its satellites, which it owns and operates, to deliver entertainment and information to cable television systems, television broadcast affiliates, direct-to-home television operators, Internet service providers, telecommunications companies and other corporations. PanAmSat’s customers consist of some of the world’s leading media and communications companies, including AOL Time Warner (which includes Home Box Office and Turner Broadcasting), AT&T Broadband, the BBC, News Corp. (Fox Family of Channels), Sony, Viacom (which includes MTV and Nickelodeon) and Disney (which includes ABC and ESPN).
PanAmSat owns and operates 21 satellites in 16 orbital slots that include approximately 870 transponders with an equivalent of 36 megahertz of bandwidth per transponder. At December 31, 2001, PanAmSat was utilizing approximately 70% of its useable and available transponders, which excludes transponders dedicated for backup to customers and those unavailable for regulatory or technical reasons. One of PanAmSat’s strategies is to pursue additional revenue opportunities by cross-selling incremental services to its existing customers and by pursuing new customers in new markets to absorb unutilized capacity. This strategy requires minimal incremental costs and no significant additional capital expenditures.
PanAmSat’s fleet of spacecraft makes it one of the world’s largest commercial geostationary earth orbit or “GEO” satellite networks, capable of reaching over 98% of the world’s population. It is one of only a few companies capable of servicing a global footprint through an owned fleet of satellites. PanAmSat also has one of the most sophisticated ground infrastructure networks available to support the needs of its customers. PanAmSat owns teleports in six U.S. locations, each of which provides transmission, monitoring and control services for operating its fleet. PanAmSat leases such services outside of the United States to support the remainder of its worldwide satellite fleet.
Part of PanAmSat’s growth strategy is to expand into new markets. PanAmSat has positioned certain satellites to cover markets that it has been granted access to and markets which have a poor telecommunications infrastructure. Additionally PanAmSat has satellites with coverage of markets in which prior regulations may have prevented penetration by satellite communications companies. Upon gaining access to these markets through liberalized regulations, joint ventures or a combination of the two, PanAmSat will have the infrastructure in place to begin servicing new customers and grow its business. For example, Mexico, Brazil and India present opportunities for this kind of business expansion.
PanAmSat expects to add additional satellites as part of its construction and launch strategy. The additional satellites are intended to meet expected demand, replace capacity affected by satellite anomalies, and provide added backup to existing capacity. In connection with this strategy, six satellites have been successfully launched since December 1999 and six additional satellites are currently under construction. PanAmSat expects to launch two of these satellites in 2002, two in early 2003, and one to replace Galaxy IR prior to the end of its useful life in 2006. The sixth satellite will be available as a replacement or in-orbit spare.
As a provider of fixed satellite services, PanAmSat operates in the most mature segment of the satellite communications business, characterized by steady and predictable revenue streams, strong cash flows from operations, significant revenue backlog and high barriers to entry. PanAmSat derives its revenue primarily from its video and network services businesses. At December 31, 2001, PanAmSat had contracted backlog of approximately $5.8 billion, which compares to $6.0 billion at December 31, 2000.
Cost Structure.    PanAmSat enters into contracts with satellite manufacturers for the construction of its satellites. These contracts typically require that PanAmSat make progress payments during the

HUGHES ELECTRONICS CORPORATION

period of the satellite’s construction and orbital incentive payments over the orbital life of the satellite. These and related costs are capitalized and depreciated over the useful life of the satellite, which is typically 12 to 15 years. Satellite depreciation commences as soon as the satellite is placed into commercial operation. Satellite depreciation is typically the largest component of PanAmSat’s overall costs and expenses.
The other major operating expenses for PanAmSat are direct operating costs and selling, general and administrative (“SG&A”) costs. Direct operating costs are primarily comprised of costs to operate and maintain the satellites such as engineering and operations costs, in-orbit insurance costs and third party charges generally associated with the provision of special events and incidental services. Direct operating costs totaled approximately 18% of total revenue in 2001. SG&A costs primarily consist of sales and marketing expenses, salaries and benefits and corporate and administrative expenses. SG&A costs totaled approximately 13% of total revenue in 2001. PanAmSat achieved an EBITDA margin of 66.7% in 2001, which included these direct operating and SG&A costs. PanAmSat is committed to reducing its operating cost structure in order to improve operating efficiency. In the third and fourth quarters of 2001, PanAmSat streamlined operations, reduced headcount and general operating expenses, which is expected to result in savings beginning in 2002.
Video Services.    Through its video services business, PanAmSat provides satellite services for the transmission of entertainment, news, sports and educational programming worldwide. PanAmSat currently provides video services to over 300 content providers worldwide. Its video services business is comprised of four categories:
•	video distribution services—the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems;
•	direct-to-home television services—the transmission of multiple television channels for household reception;
•
full-time contribution services—satellite transmission services for the full-time transmission of news, sports and entertainment segments to network affiliates or broadcast centers around the world; and

•	special events services—short-term satellite services that PanAmSat provides to broadcasters when they need on-the-scene coverage of sporting events and breaking news.
PanAmSat’s video services business has been the most stable component of its business, characterized by predictable revenues from its media customers under long-term contracts. Part of PanAmSat’s strategy is to utilize the relationships PanAmSat has built with premier video content providers as a powerful marketing tool for obtaining new business. Because PanAmSat has premier programmers, such as AOL Time Warner, Disney and Viacom, under long-term agreements for capacity on particular satellites, PanAmSat has been able to attract additional programmers onto these satellites and charge higher rates for additional capacity on these satellites. Other content providers have been willing to pay higher rates to leverage the existing ground infrastructure already aimed at PanAmSat’s satellites. In this way, other content providers access the same audience receiving an existing lineup of premier programming.
As leading media companies have come to rely on PanAmSat’s satellites to distribute their content, PanAmSat’s network has become one of the largest global video distribution platforms available today. PanAmSat’s satellite fleet in the U.S. delivers more than 100 of the leading cable television channels to over 10,000 cable head-ends, representing approximately 69 million cable households. In addition, PanAmSat’s satellites provide direct-to-home television services to eight direct-to-home platforms worldwide making PanAmSat one of the largest third-party providers of direct-to-home television services. PanAmSat’s strong market presence in video services has enabled it to enter into long-term contracts with its customers, many of which include favorable pricing. At December 31, 2001, PanAmSat’s video services contracted backlog was approximately $4.8 billion, or 83%, of total contracted backlog.
Network Services.    Through PanAmSat’s network services business, PanAmSat provides satellite services for relaying voice, video and data communications around the world. PanAmSat currently provides network services to over 35 telecommunications carriers and multinational corporations in 40 countries. PanAmSat’s network services business comprises three categories:
•	private business networks—secure, high speed corporate data networks used in a variety of business functions;

HUGHES ELECTRONICS CORPORATION

•	Internet services—offered to content providers and Internet service providers for improved high data rate Internet backbone trunking and backhauling and point-to-multipoint content distribution; and
•	carrier services—offered to telecommunications carriers to provide voice, video or data communications networks for businesses, governments and other users.
PanAmSat views its network services business as a major contributor to its future growth. The network services business remains one of the fastest growing segments within satellite telecommunications, with the transport of Internet protocol content and streaming media applications generally regarded as the primary drivers of growth. Because PanAmSat’s space and ground network is designed to broadcast streaming media content to multiple locations in an efficient manner, PanAmSat’s strategy is to capture a meaningful share of the anticipated growth in these areas. At December 31, 2001, PanAmSat’s network services contracted backlog was approximately $970 million, or 17% of total contracted backlog.
Telemetry,Tracking and Control and Other Services.    In addition to the telemetry, tracking and control (“TT&C”) services PanAmSat provides for 17 of its satellites, PanAmSat also provides TT&C services for six satellites owned by other satellite operators. PanAmSat also offers in-orbit backup service, reserving transponder capacity for certain customers. At December 31, 2001, PanAmSat’s TT&C and other services’ contracted backlog was approximately $40 million.
Competition.    PanAmSat primarily competes with companies and organizations that own or utilize satellite or ground-based transmission facilities. Satellite operators include:
•	global competitors such as Intelsat Ltd. and SES Global S.A., and
•	regional operators expanding globally, such as Loral Space and Communications, Ltd., New Skies Satellites N.V.; and numerous other regional operators and governments.

Acquisitions, Strategic Alliances and Divestitures
Due to rapid growth in the entertainment and telecommunications industries, and increasing competitive pressures, Hughes reviews its competitive position on an ongoing basis and from time to time considers various acquisitions, strategic alliances and divestitures in order to continue to compete effectively, improve its financial results, grow its business and allocate its resources efficiently. Hughes believes that the formation of strategic partnerships with other firms helps to bring together the necessary expertise, such as distribution, market knowledge and technology, to address competitive pressures and meet new market demands. Hughes also considers periodically making equity investments in companies with which Hughes can jointly provide services to its customers. The terms of the Hughes/EchoStar merger agreement, as well as certain of Hughes’ financing arrangements, contain limitations on Hughes’ ability to acquire and dispose of assets, as well as its ability to enter into strategic alliances. Hughes’ ability to take these actions may require the consent of EchoStar, Hughes’ lenders or both. If Hughes determines to acquire or dispose of assets, or enter into a strategic alliance, there can be no assurance that Hughes will be able to obtain such consent, if required. In addition, if the Hughes/EchoStar merger is not completed, Hughes may be adversely affected and, therefore, may be unable to pursue acquisitions, strategic alliances or divestitures that it might otherwise have entered into. For more information on the risks associated with the failure to complete the Hughes/EchoStar merger, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions, Investment and Divestitures—Merger Transaction.”

Regulation
Various aspects of Hughes’ businesses are subject to federal and state regulation. Noncompliance with these regulations could result in the suspension or revocation of Hughes’ licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.
DIRECTV’s business is subject to regulation by the FCC. These regulations govern, among other things, the authorization to license the use of orbital slots for the delivery of digital television signals.
The satellite industry is highly regulated both in the United States and internationally. Hughes is generally subject to the regulatory authority of the U.S. government and the regulatory authority of other countries in which it operates. The ownership and operation of Hughes’ satellite systems is regulated by the FCC primarily for:
•	the licensing of satellites and earth stations;

HUGHES ELECTRONICS CORPORATION

•	avoidance of interference with other radio stations; and
•	compliance with FCC rules governing U.S.-licensed satellite systems.
The FCC grants authorizations to satellite operators that meet its legal, technical and financial qualification requirements. Under the FCC’s financial qualification rules, an applicant must demonstrate that it has sufficient funds to construct, launch, and operate each requested satellite for one year. Under the FCC’s rules, unless an applicant has received an authorization to launch and operate a satellite, it must notify the FCC in writing prior to commencing satellite construction, and any construction engaged in is at the applicant’s own risk.
Additionally, Hughes may be required to obtain licenses in other countries to provide services in or connected to the country. Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end users vary substantially. Hughes is required by international rules to coordinate the use of the frequencies on its satellites with other satellite operators who may interfere with Hughes or who may suffer interference from Hughes. Hughes may also be subject to national communications and/or broadcasting laws with respect to its provision of international satellite service.

Research and Intellectual Property
The ability to continue to generate technological innovations is important to Hughes’ long-term business strategy. The continued development of new technologies may provide new and improved products that will continue to fuel business opportunities. Research and development is carried on in each of Hughes’ business units in connection with ongoing product improvement efforts.
Hughes utilizes a large number of patents and trademarks which are held by Hughes or its affiliates. Hughes believes that, in the aggregate, the rights existing under such patents, trademarks and licenses are important. Hughes believes that its competitive position is dependent on research, engineering and production capabilities. Hughes actively pursues patent and trademark protections of its technological and engineering innovations, and actively pursues enforcement of its intellectual property rights.

Environmental Regulation
Hughes is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. Hughes has an environmental management structure designed to facilitate and support its compliance with these requirements, and attempts to maintain complete compliance with all such requirements. Hughes has made and will continue to make capital and other expenditures to comply with environmental requirements. Hughes does not, however, expect capital or other expenditures for environmental compliance to be material in 2002 and 2003. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, Hughes cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on Hughes’ business.
Hughes is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at facilities it formerly owned or operated or currently owns or operates or to which it sent hazardous wastes for treatment or disposal. Hughes is aware of contamination at one of its former sites. Hughes believes it has adequately provided for the expected cost of environmental investigation and cleanup.

Segment Reporting Data
Operating segment and principal geographic area data for 2001, 2000 and 1999 are summarized in Note 19 of the Notes to the Consolidated Financial Statements in Part II, and are incorporated herein by reference.

Other
As of December 31, 2001, Hughes and its subsidiaries had approximately 13,700 employees.

HUGHES ELECTRONICS CORPORATION

ITEM 2.    PROPERTIES

As of December 31, 2001, Hughes Electronics Corporation had approximately 67 locations operating in 17 states and 43 cities in the United States and approximately 60 additional locations in 42 cities in approximately 18 countries outside the United States. At such date, Hughes owned approximately 1.4 million square feet of space and leased an additional 2.7 million square feet of space.

ITEM 3.    LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Hughes Electronics Corporation (“Hughes”) became, or was, a party during the year ended December 31, 2001 or subsequent thereto, but before the filing of this report are summarized below:
On June 3, 1999, the National Rural Telecommunications Cooperative (“NRTC”) filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., which Hughes refers to together in this description as “DIRECTV,” in the U.S. District Court for the Central District of California, alleging that DIRECTV breached its DBS Distribution Agreement with the NRTC. The DBS Distribution Agreement provides the NRTC with certain distribution rights, in certain specified portions of the United States, for a specified period of time, with respect to DIRECTV® programming delivered over 27 of the 32 frequencies at the 101° west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by United States Satellite Broadcasting Company, Inc. (“USSB”) over the other five frequencies at 101°, and seeks recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB® programming because, among other things, the NRTC’s exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101°. The NRTC also pled, in the alternative, the right to distribute former USSB programming on a non-exclusive basis, but stipulated to dismiss this claim without prejudice on August 25, 2000. DIRECTV maintains that the NRTC’s right under the DBS Distribution Agreement is to market and sell the former USSB programming as its non-exclusive sales agent and that NRTC is not entitled to the additional claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV also filed a counterclaim against the NRTC seeking a declaration of the parties’ rights under the DBS Distribution Agreement.
On August 26, 1999, the NRTC filed a second lawsuit in the U.S. District Court for the Central District of California against DIRECTV alleging that DIRECTV has breached the DBS Distribution Agreement. In this lawsuit, the NRTC is asking the Court to require DIRECTV to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV derives from programming providers and other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims or this claim. On June 21, 2001, the Court permitted the NRTC to amend the action to also seek an exclusive right to distribute in its territories, and to retain revenues from, “Advanced Services,” which the NRTC defines to include services such as Wink, TiVo, Ultimate TV and AOL-TV. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the so-called Advanced Services because, among other things, the services are not services transmitted by DIRECTV over the 27 frequencies as to which the NRTC has contractual rights.
Pegasus Satellite Television, Inc. (“Pegasus”) and Golden Sky Systems, Inc. (“Golden Sky”), the two largest NRTC affiliates, filed an action on January 11, 2000 against DIRECTV in the U.S. District Court for the Central District of California. The plaintiffs alleged, among other things, that DIRECTV has interfered with their contractual relationship with the NRTC. The plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its two cases against DIRECTV. The plaintiffs also alleged that DIRECTV misused their subscriber information, and interfered with their contractual relationships with manufacturers and distributors by preventing those parties from selling receiving equipment to the plaintiffs’ dealers. On October 19, 2000, Golden Sky agreed to dismiss its equipment-related claims with prejudice. DIRECTV denies that it has wrongfully interfered with any of the plaintiffs’ business relationships and will vigorously defend the lawsuit. DIRECTV filed a counterclaim on March 9, 2001, seeking judicial declarations that the contracts

HUGHES ELECTRONICS CORPORATION

between Pegasus and the NRTC, and Golden Sky and the NRTC, do not include rights of first refusal and will terminate when the DIRECTV-1 satellite is removed from orbit. On June 21, 2001, the Court permitted Pegasus and Golden Sky to amend their complaint to seek an exclusive right, also derivative from the NRTC’s claimed right, to distribute in their territories, and to retain revenues from, the “Advanced Services.” DIRECTV denies that Pegasus and Golden are entitled to exclusive distribution rights to the so-called Advanced Services because, among other things, the services are not services transmitted by DIRECTV over the 27 frequencies as to which the NRTC and derivatively, Pegasus and Golden Sky, have contractual rights.
A class action suit was filed in the U.S District Court for the Central District of California against DIRECTV on behalf of the NRTC’s participating members on February 29, 2000. The Court certified a class on December 29, 2000. The class asserted claims identical to the claims that were asserted by Pegasus and Golden Sky in their lawsuit against DIRECTV, described in the preceding paragraph. Similar to Golden Sky, however, the class has dismissed its equipment-related claims without prejudice. DIRECTV filed counterclaims against the class identical to those filed against Pegasus and Golden Sky as described above. On June 21, 2001, the class was also permitted to amend its complaint to seek an exclusive right, derivative from the NRTC’s claimed right, to distribute in their territories, and to retain revenues from, the “Advanced Services.” DIRECTV denies that the class is entitled to exclusive distribution rights to the so-called Advanced Services because, among other things, the services are not services transmitted by DIRECTV over the 27 frequencies as to which the NRTC and derivatively, the class, have contractual rights.
On February 1, 2001, the NRTC filed a third lawsuit in the U.S. District Court for the Central District of California against DIRECTV, seeking a declaration from the court that it is not required to defend and indemnify DIRECTV for the Pegasus and Golden Sky and class action lawsuits. The NRTC has been paying and continues to pay DIRECTV’s legal fees in those matters under protest. DIRECTV filed a counterclaim on February 21, 2001 seeking a declaratory judgment that the NRTC is indeed responsible for the defense and indemnity of DIRECTV.
On September 19, 2001, the NRTC filed a fourth lawsuit against DIRECTV in the U.S. District Court of the Central District of California, seeking a declaration from the Court that the NRTC is not required to defend and indemnify DIRECTV for the Pegasus Development Corporation and Personalized Media Communications, LLC v. DIRECTV, et al. lawsuit pending in the U.S. District Court for the District of Delaware. The NRTC has been paying and continues to pay DIRECTV’s legal fees in that matter under protest. DIRECTV filed a counterclaim on October 26, 2001 seeking a declaratory judgment that the NRTC is indeed responsible for the defense and indemnity of DIRECTV.
The U.S. District Court for the Central District of California has consolidated for purposes of discovery each of the NRTC, Pegasus and Golden Sky and class action lawsuits, but has not determined if the cases will be consolidated for trial. A trial date in December 2002 has been set in the first NRTC case. An amount of loss, if any, cannot be estimated at this time in the NRTC, Pegasus and class action litigation.

*    *    *

General Electric Capital Corporation (“GECC”) and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV® programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV’s performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC’s performance and DIRECTV’s obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut’s offer-of-judgment statute. With this order, the total judgment entered in GECC’s favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Oral argument on the appeal was heard on October 15, 2001 by the Second Circuit Court of Appeals. While the appeal is pending, post-judgment interest on the total judgment is accruing at a rate of 6.241% per year, compounded annually, from the date judgment was

HUGHES ELECTRONICS CORPORATION

entered in October 2000. Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted.

*    *    *

DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus and Golden Sky (referred to together as “Defendants”) to recover monies (currently approximately $60 million) that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain subscriber acquisition costs incurred by DIRECTV on account of new subscriber activations in Defendants’ territory. Defendants had ceased making payments altogether, and indicated that it did not intend to make any further payments due under the Agreement. On July 13, 2001, Defendants sent notice of termination of the Agreement and on July 16, 2001, Defendants answered DIRECTV’s complaint and filed a cross complaint alleging counts of fraud in the inducement, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with prospective economic advantage and violation of California Bus. and Prof. Code 17200. The latter three counts duplicate claims already asserted by Defendants in the above-referenced federal court litigation. Defendants seek an unstated amount of damages and punitive damages. DIRECTV denies any liability to Defendants, and intends to vigorously pursue its damages claim against Defendants and defend against Defendants’ cross claims. Defendants removed the action to federal district court, Central District of Los Angeles, where it has been transferred to the judge hearing the other, above-referenced litigation, and consolidated therewith for purposes of discovery.

*    *    *

There had been a pending grand jury investigation into whether Hughes should be accused of criminal violations of United States export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. On January 7, 2002, the U.S. Department of Justice advised Hughes that it would not prosecute Hughes or any of its current or former employees in connection with the activities of the committee or any other matters that were under investigation by the Grand Jury. As a result, Hughes is no longer at risk of criminal prosecution for any of these matters. However, Hughes remains subject to the authority of the U.S. State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. On October 6, 2000, Hughes completed the sale of its satellite systems manufacturing businesses (“Satellite Businesses”) to The Boeing Company (“Boeing”). In that transaction, Hughes retained liability for certain possible fines and penalties and certain financial consequences of debarment related to the business now owned by Boeing should the State Department impose such sanctions against the Satellite Businesses. Hughes does not expect sanctions imposed by the State Department, if any, to have a material adverse effect on Hughes.

*    *    *

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for an arbitration process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest from the date of sale, the total amount of which has been provided for in Hughes’ financial statements. However, Boeing has submitted additional proposed adjustments, of which about $750 million remain unresolved. Hughes believes that these additional proposed adjustments are without merit and intends to vigorously contest the matter in the arbitration process which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time.

HUGHES ELECTRONICS CORPORATION

*    *    *

Nine purported class actions are pending in state courts, five in Delaware (Wurzel v. Cornelius, et al., Selden Realty Association, Inc. v. Hughes, et al., Weilheimer v. Cornelius, et al., Kopelman v. Cornelius, et al., Lerner v. Cornelius, et al.), three in California (Salamone v. Hughes Electronics Corporation, et al., Brody v. Hughes, et al., Lieberman v. Hughes, et al.) and one in New York (Krim v. General Motors Corporation, et al.) on behalf of owners of GM Class H shares, against Hughes and the Hughes directors. General Motors Corporation (“GM”) is a also a defendant in the Delaware cases. The lawsuits allege that The News Corporation Limited had been favored as a bidder to purchase Hughes over EchoStar Communications Corporation (“EchoStar”) to benefit GM in violation of alleged fiduciary duties. Subsequently, an agreement, subject to regulatory approvals, was reached to merge Hughes and EchoStar. The five Delaware cases have been consolidated, two of the California cases have been stayed and plaintiff has requested dismissal of the third. None of the cases has been certified as a class action. GM, Hughes and the Hughes directors intend to vigorously defend these cases.

*    *    *

On September 7, 2000, a putative class action was commenced against DIRECTV, Inc., Thomson Consumer Electronics, Inc., Best Buy Co., Inc., Circuit City Stores, Inc. and Tandy Corporation, Inc. in the U.S. District Court in Los Angeles. The named plaintiffs purport to represent a class of all consumers who purchased DIRECTV equipment and services at any time from March 1996 to September 1, 2000. The plaintiffs allege that the defendants have violated federal and California antitrust statutes by entering into agreements to exclude competition and force retailers to boycott competitors’ products and services. The plaintiffs seek declaratory and injunctive relief, as well as unspecified damages, including treble damages. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised therein. DIRECTV successfully stayed the case pending resolution of relevant issues in the antitrust suit brought by EchoStar as described below. Since the EchoStar case was dismissed, the stay of this lawsuit was lifted. DIRECTV’s motion to compel arbitration pursuant to the DIRECTV customer agreement is now pending before the court. An amount of loss, if any, cannot be estimated at this time.

*    *    *

In April 2001, Robert Garcia, doing business as Direct Satellite TV, a DIRECTV dealer, instituted arbitration proceedings with DIRECTV with the American Arbitration Association in Los Angeles, California regarding his commissions and certain chargeback disputes. The parties have been proceeding with the arbitration, though no hearing date has been set. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV and Hughes in Los Angeles Superior Court asserting the same chargeback/commissions claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleges $300 million in class-wide damages and seeks certification of a class of plaintiffs to proceed in arbitration with court oversight. DIRECTV and Hughes do not believe that the court has jurisdiction to order or oversee the class-wide arbitration, and will move to dismiss the complaint. DIRECTV and Hughes will vigorously defend against these allegations and seek to enforce the arbitration agreement. An amount of loss, if any, cannot be estimated at this time.

*    *    *

On May 18, 2001, in Oklahoma State Court, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV and Hughes. All four plaintiffs are DIRECTV dealers (three residential and one commercial), who allege claims ranging from breach of contract to fraud, promissory estoppel, antitrust and unfair competition claims. The plaintiffs seek unspecified damages and injunctive relief. They claim to be bringing the complaint on behalf of all DIRECTV dealers, including former PRIMESTAR and USSB dealers. On August 17, 2001, DIRECTV and Hughes successfully stayed the case and the court ordered the individual plaintiffs to pursue their claims in arbitration pursuant to the arbitration clause in each of the dealer’s contracts with DIRECTV. None of the plaintiffs has yet instituted arbitration proceedings.

*    *    *

On December 5, 2000, PMC and Pegasus Development Corporation filed suit in U.S. District Court for the District of Delaware against DIRECTV, Hughes, Thomson Consumer Electronics, Inc. and Philips Electronics

HUGHES ELECTRONICS CORPORATION

North American Corporation, alleging infringement of seven U.S. patents. Based in part on the successful defense by Hughes against an earlier action brought by PMC on one of the subject patents, Hughes expects that strong defenses of invalidity and non-infringement exist, in addition to numerous other defenses including license, laches and estoppel, and patent misuse. Hughes answered the complaint on January 21, 2001 raising these defenses and related counterclaims and intends to vigorously defend the lawsuit and pursue counterclaims against Pegasus Development Corporation and PMC.

*    *    *

Following the discontinuation of DIRECTV Japan’s operations in September 2000, Global Japan, Inc. (“Global”) commenced an action in the New York Supreme Court on October 5, 2000 against Hughes, DIRECTV Japan Management Company, Inc., DIRECTV International, Inc., DIRECTV, Inc. and the Hughes-appointed directors of DIRECTV Japan for alleged breach of contract and fiduciary duty, fraudulent conveyance and tortious interference in connection with the termination of two direct broadcast satellite distribution agreements between Global and DIRECTV Japan. Global seeks, among other things, damages of approximately $100 million. Hughes contends that Global is entitled to $2 million as its sole and exclusive remedy under the termination provisions of the distribution agreements and intends to vigorously defend against the allegations raised.

*    *    *

Hughes Communications Galaxy, Inc. (“HCGI”) filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration’s breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI’s motion for summary judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On November 13, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court decision. On December 26, 2001, Hughes filed a Combined Petition for Panel Rehearing and Rehearing en Banc, seeking to increase the award, which was denied in January 2002. Both parties have until April 25, 2002 to seek Supreme Court review. As a result of the uncertainty regarding the outcome of this matter, no amount has been recorded in the consolidated financial statements to reflect the award.

*    *    *

(b) Previously reported legal proceedings which have been terminated, either during the year ended December 31, 2001, or subsequent thereto, but before the filing of this report are summarized below:
EchoStar and others commenced an action in the U.S. District Court in Colorado on February 1, 2000 against DIRECTV, Hughes Network Systems and Thomson Consumer Electronics, Inc. seeking, among other things, injunctive relief and unspecified damages, including treble damages, in connection with allegations that the defendants have entered into agreements with retailers and program providers and engaged in other conduct that violates the antitrust laws and constitutes unfair competition. Following the announcement of the proposed merger with EchoStar, this lawsuit was dismissed in its entirety with prejudice in early November 2001.

*    *    *

In October 2001, Hughes reached a settlement with Raytheon on a purchase price adjustment related to the 1997 spin-off of Hughes’ defense electronics business and the subsequent merger of that business with Raytheon. Under the terms of the settlement, Hughes agreed to reimburse Raytheon $635.5 million of the original $9.5 billion purchase price. Hughes paid $500 million of the settlement amount in October 2001 and the remainder was paid subsequent to December 31, 2001. In the third quarter of 2001, Hughes recorded a decrease to “Capital stock and additional paid-in capital” of $574.2 million as a result of the settlement.

*    *    *

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted.

HUGHES ELECTRONICS CORPORATION

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of Hughes Electronic Corporation’s (“Hughes”) common stock and preferred stock are owned by General Motors Corporation (“GM”). Accordingly, there is no public trading market for Hughes’ common or preferred equity. Dividends on the common stock will be paid when and if declared by Hughes’ Board of Directors. At present, Hughes has no plans to pay a dividend on the common stock. Dividends on the preferred stock are payable to GM quarterly at an annual rate of 6.25%.
None of Hughes’ common and preferred stock is subject to outstanding options or warrants to purchase common or preferred stock. There are no securities convertible into Hughes’ common or preferred stock. None of Hughes’ common and preferred stock currently can be sold under Rule 144. Hughes is not currently publicly offering any of its common and preferred stock. See Notes 15 and 16 of the Notes to the Consolidated Financial Statements in Part II for further discussion.

HUGHES ELECTRONICS CORPORATION

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in Millions)
Consolidated Statements of Operations Data:
Total revenues	$8,262.0	$7,287.6	$5,560.3	$3,480.6	$2,838.3
Total operating costs and expenses	9,019.8	7,641.7	5,974.8	3,521.7	2,823.7

Operating profit (loss)	$(757.8)	$(354.1)	$(414.5)	$(41.1)	$14.6

Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$(614.2)	$(355.4)	$(391.1)	$63.5	$236.9
Income from discontinued operations, net of taxes	—	36.1	99.8	196.4	170.6
Gain on sale of discontinued operations, net of taxes	—	1,132.3	—	—	62.8
Extraordinary item, net of taxes	—	—	—	—	(20.6)
Cumulative effect of accounting change, net of taxes	(7.4)	—	—	(9.2)	—

Net income (loss)	(621.6)	813.0	(291.3)	250.7	449.7
Adjustment to exclude the effect of GM purchase accounting	3.3	16.9	21.0	21.0	21.0
Preferred stock dividends	(96.4)	(97.0)	(50.9)	—	—

Earnings (Loss) Used for Computation of Available Separate Consolidated Net Income (Loss)	$(714.7)	$732.9	$(321.2)	$271.7	$470.7

Consolidated Balance Sheet Data:
Cash and cash equivalents	$700.1	$1,508.1	$238.2	$1,342.0	$2,783.7
Total current assets	3,341.1	4,153.7	3,858.0	4,075.2	5,179.1
Total assets	19,210.1	19,279.3	18,597.0	12,617.4	12,141.5
Total current liabilities	4,406.5	2,690.9	2,642.1	1,346.0	1,007.4
Long-term debt	988.8	1,292.0	1,586.0	778.7	637.6
Minority interests	531.3	553.7	544.3	481.7	607.8
Total stockholder’s equity	11,071.9	12,326.1	11,681.3	8,412.2	8,340.2
Other Data:
EBITDA (1)	$389.9	$594.0	$264.4	$372.0	$297.0
Cash flows from operating activities	190.3	1,090.7	379.5	612.1	90.6
Cash flows from investing activities	(1,741.2)	2,210.8	(3,941.8)	(2,128.5)	(2,115.6)
Cash flows from financing activities	742.9	(849.6)	2,577.5	(63.6)	5,014.0
Depreciation and amortization	1,147.7	948.1	678.9	413.1	282.4
Capital expenditures	1,743.5	1,716.1	1,665.3	1,328.8	712.7

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

HUGHES ELECTRONICS CORPORATION

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
	(Dollars in Millions)
Consolidated Statements of Operations Data:
Total revenues	$8,262.0	$7,287.6	$5,560.3
Total operating costs and expenses	9,019.8	7,641.7	5,974.8

Operating loss	(757.8)	(354.1)	(414.5)
Other expenses, net	(231.9)	(461.5)	(245.5)
Income tax benefit	325.6	406.1	236.9
Minority interests in net losses of subsidiaries	49.9	54.1	32.0

Loss from continuing operations before cumulative effect of accounting change	(614.2)	(355.4)	(391.1)
Income from discontinued operations, net of taxes	—	36.1	99.8
Gain on sale of discontinued operations, net of taxes	—	1,132.3	—
Cumulative effect of accounting change, net of taxes	(7.4)	—	—

Net income (loss)	(621.6)	813.0	(291.3)
Adjustment to exclude the effect of GM purchase accounting	3.3	16.9	21.0
Preferred stock dividends	(96.4)	(97.0)	(50.9)

Earnings (Loss) Used for Computation of Available Separate Consolidated Net Income (Loss)	$(714.7)	$732.9	$(321.2)

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

SELECTED SEGMENT DATA

	Years Ended December 31,
	2001	2000	1999
	(Dollars in Millions)
Direct-To-Home Broadcast
Total Revenues	$6,304.4	$5,238.0	$3,785.0
Operating Loss	(749.9)	(557.9)	(289.6)
EBITDA(1)	(74.8)	(24.5)	22.4
Depreciation and Amortization	675.1	533.4	312.0
Segment Assets	9,484.1	9,278.3	8,452.2
Capital Expenditures	734.3	913.5	516.9
Satellite Services
Total Revenues	$870.1	$1,023.6	$810.6
Operating Profit	165.3	356.6	338.3
Operating Profit Margin	19.0%	34.8%	41.7%
EBITDA(1)	$580.0	$694.0	$618.8
EBITDA Margin(1)	66.7%	67.8%	76.3%
Depreciation and Amortization	$414.7	$337.4	$280.5
Segment Assets	6,296.8	6,178.4	5,984.7
Capital Expenditures	338.2	449.5	956.4
Network Systems
Total Revenues	$1,325.8	$1,409.8	$1,384.7
Operating Loss	(171.8)	(63.5)	(234.1)
EBITDA(1)	(111.8)	0.1	(156.7)
Depreciation and Amortization	60.0	63.6	77.4
Segment Assets	2,339.1	1,789.9	1,167.3
Capital Expenditures	664.6	369.5	175.0
Eliminations and Other
Total Revenues	$(238.3)	$(383.8)	$(420.0)
Operating Loss	(1.4)	(89.3)	(229.1)
EBITDA(1)	(3.5)	(75.6)	(220.1)
Depreciation and Amortization	(2.1)	13.7	9.0
Segment Assets	1,090.1	2,032.7	2,992.8
Capital Expenditures	6.4	(16.4)	17.0
Total
Total Revenues	$8,262.0	$7,287.6	$5,560.3
Operating Loss	(757.8)	(354.1)	(414.5)
EBITDA(1)	389.9	594.0	264.4
EBITDA Margin(1)	4.7%	8.2%	4.8%
Depreciation and Amortization	$1,147.7	$948.1	$678.9
Total Assets	19,210.1	19,279.3	18,597.0
Capital Expenditures	1,743.5	1,716.1	1,665.3

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

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

Proposed Merger Transaction

On October 28, 2001, Hughes Electronics Corporation (“Hughes”) and General Motors Corporation (“GM”), together with EchoStar Communications Corporation (“EchoStar”), announced the signing of definitive agreements that provide for the split-off of Hughes (or a company holding all of the capital stock of Hughes) from GM and the combination of the Hughes business with EchoStar by means of a merger (the “Merger”). The surviving entity is sometimes referred to as New EchoStar. The Merger is subject to a number of conditions and no assurances can be given that the transactions will be completed. See further discussion of the Merger below in “Acquisitions, Investments and Divestitures – Merger Transaction.” The financial and other information regarding Hughes contained in this Annual Report do not give any effect to or make any adjustment for the anticipated completion of the Merger.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein, including the financial information reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates. The following represent what Hughes believes are the critical accounting policies most affected by significant management estimates and judgements:
Valuation of Long-Lived Assets.    Hughes evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. The cash flows used in such analyses are typically derived from the expected cash flows associated with the asset under review, which is determined from management estimates and judgments of expected future results. Should the actual cash flows vary from the estimated amount, a write-down of the asset may be warranted in a future period.
Financial Instruments and Investments.    Hughes maintains investments in equity securities of unaffiliated companies. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of stockholder’s equity. Hughes continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” Hughes considers, among other factors: the magnitude and duration of the decline; the financial health of and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and Hughes’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount recognized in the statement of operations as part of “Other, net.” Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover an investments carrying value, thereby possibly requiring a charge in a future period.
Contingent Matters.    A significant amount of management estimate and judgement is required in determining when, or if, an accrual should be recorded for a contingent matter, particularly for those contingent matters described in “Commitments and Contingencies” below and in Note 20 to the consolidated financial statements, and the amount of such accrual, if any. Due to the uncertainty

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to Hughes’ continuing operations and financial position.

Business Overview

The continuing operations of Hughes are comprised of the following segments: Direct-To-Home Broadcast, Satellite Services and Network Systems. The satellite systems manufacturing businesses (“Satellite Businesses”), which Hughes sold to The Boeing Company (“Boeing”) on October 6, 2000, are reported as discontinued operations for all prior years presented. This transaction is discussed more fully in Note 17 to the consolidated financial statements and “Liquidity and Capital Resources—Acquisitions, Investments and Divestitures,” below.
The Direct-To-Home Broadcast segment consists primarily of the DIRECTV digital multi-channel entertainment businesses located in the United States and Latin America and DIRECTV Broadband, Inc. (“DIRECTV Broadband”), formerly known as Telocity Delaware, Inc. (“Telocity”), which was acquired in April 2001. DIRECTV Broadband is a provider of digital subscriber line (“DSL”) services purchased from wholesale providers. The DIRECTV U.S. operations were significantly affected during 1999 with Hughes’ acquisition of the direct broadcast satellite medium-power business of PRIMESTAR in April 1999 and Hughes’ acquisition of United States Satellite Broadcasting Company, Inc. (“USSB”), a provider of premium subscription programming services, in May 1999. DIRECTV transitioned a total of about 1.5 million of the 2.3 million PRIMESTAR subscribers acquired through the shut-down of the business at September 30, 2000. As a result of the USSB acquisition, Hughes acquired the rights to distribute and offer 25 channels of video programming to DIRECTV’s subscribers, including premium networks such as HBO®, Showtime®, Cinemax® and The Movie Channel®. The results of operations for PRIMESTAR, USSB and Telocity have been included in Hughes’ financial information since their dates of acquisition. See Note 17 to the consolidated financial statements and “Liquidity and Capital Resources—Acquisitions, Investments and Divestitures” below, for further discussion of these transactions.
In the fourth quarter of 1999, DIRECTV U.S. began providing local broadcast network services to its subscribers and as of December 31, 2001 was offering those services in 41 U.S. markets representing approximately 60 million television households or 56% of total U.S. television households.
During the fourth quarter of 2001, DIRECTV successfully launched and commenced service of the DIRECTV 4S spot beam satellite at 101 degrees west longitude. DIRECTV 4S enabled DIRECTV to increase its capacity to about 750 channels, which resulted in more than 300 local channels being added to its existing local channel programming in the 41 U.S. markets, and comply with the federal “must carry” provisions of the Satellite Home Viewer Improvement Act of 1999. The “must carry” provisions obligate DIRECTV and other direct-to-home operators to carry all local channels in any market where the direct-to-home operator broadcasts any local channels. During the first quarter of 2002 DIRECTV announced that with the expected launch of the DIRECTV 5 satellite it would expand its local channel offerings to an additional 10 markets by the end of 2002. This will bring the total number of markets capable of receiving local channels to 51, reaching approximately 62% of all television households in the United States.
The operating results for the Latin America DIRECTV businesses are comprised of DIRECTV Latin America, LLC (“DLA”), Hughes’ 74.7% owned subsidiary that provides DIRECTV® programming to local operating companies located in Latin America and the Caribbean Basin; the exclusive distributors of DIRECTV located in Mexico, Brazil, Argentina, Colombia, Trinidad and Tobago and Uruguay; and SurFin Ltd. (“SurFin”), a company that provides financing of subscriber receiver equipment to certain DLA local operating companies. The non-operating results of the Latin America DIRECTV businesses include Hughes’ share of the results of unconsolidated local operating companies that are the exclusive distributors of DIRECTV in Venezuela and Puerto Rico. During 2001, Hughes began recording 100% of the losses incurred by DLA and certain other affiliated local operating companies due to the accumulation of operating losses in excess of the minority investors investment and Hughes’ continued funding of those businesses.
In May 2001, due to the acquisition of a majority interest of Galaxy Entertainment Argentina S.A. (“GEA”), DLA began to consolidate the results of GEA. Previously, DLA’s interest in GEA was

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

accounted for under the equity method. The GEA transaction and other DLA transactions are discussed below in “Liquidity and Capital Resources—Acquisitions, Investments and Divestitures— Acquisitions and Investments.” In the fourth quarter of 2001, DLA recognized a $29.1 million charge to operations due to the devaluation of the Argentinean Peso.
Also in 2001, DLA secured the exclusive rights to broadcast and re-sell the FIFA World Cup soccer competitions, occurring in 2002 and 2006, in Argentina, Chile, Colombia, Mexico, Uruguay and Venezuela. Because of the World Cup’s popularity across Latin America, DLA expects World Cup soccer to be an important differentiator of its service and a key subscriber acquisition tool. The costs of the live sporting events, which is contingent upon the events occurring, will result in higher operating costs in the period the events are broadcast. As a result, the cost of the events of $145 million and $267 million will be charged to operations in the second quarters of 2002 and 2006, respectively. A loss may result to the extent the costs of the events are not recovered from incremental revenues from pay-per-view sales to subscribers and the re-sale of broadcast rights to third parties.
Also included as part of the non-operating results of the Direct-To-Home Broadcast segment is DIRECTV Japan Management, Inc., DIRECTV Japan, Inc., certain related companies (collectively “DIRECTV Japan”) and Hughes affiliates that provided DIRECTV services in Japan. DIRECTV Japan’s operations were discontinued and it ceased broadcasting on September 30, 2000. See Note 17 to the consolidated financial statements and “Liquidity and Capital Resources—Acquisitions, Investments and Divestitures” below, for further discussion.
The Satellite Services segment represents the results of PanAmSat Corporation (“PanAmSat”), Hughes’ approximately 81% owned subsidiary. PanAmSat is a leading provider of video, broadcasting and network services via satellite. PanAmSat leases capacity on its satellites, which it owns and operates, to its customers and delivers entertainment and information to cable television systems, television broadcast affiliates, direct-to-home television operators, Internet service providers, telecommunications companies and other corporations. PanAmSat provides satellite services to its customers primarily through long-term operating lease contracts for the full or partial use of satellite transponder capacity.
The Network Systems segment represents the results of Hughes Network Systems (“HNS”), which is a leading supplier of broadband satellite services and products. HNS designs, manufactures and installs advanced networking solutions for businesses and governments worldwide using very small aperture terminals (“VSATs”). HNS is a premier broadband products and services company with particular emphasis on providing broadband access. HNS is also a leading supplier of DIRECTV™ receiving equipment (set-top boxes and antennas). In January 2000, Hughes announced the discontinuation of its mobile cellular and narrowband local loop product lines at HNS. As a result of this decision, HNS recorded a fourth quarter 1999 pre-tax charge to continuing operations of $272.1 million. The charge represents the write-off of receivables and inventories, licenses, software and equipment with no alternative use.
During 2001, Hughes announced a nearly 10% reduction of its approximately 7,900 employees, excluding DIRECTV customer service representatives, located in the United States. As a result 750 employees, across all business disciplines, were given notification of termination that resulted in a charge to operations of $87.5 million. Of that charge, $80.0 million related to employee severance benefits and $7.5 million was for other costs primarily related to a remaining lease obligation associated with excess office space and employee equipment. As of December 31, 2001, 668 employees had been terminated with the remaining employees expected to be terminated in the first quarter of 2002. The remaining accrual for employee severance and other costs amounted to $32.7 million and $4.7 million, respectively, at December 31, 2001.
On October 12, 2001, Hughes reached a settlement with Raytheon Company (“Raytheon”) on a purchase price adjustment related to the 1997 spin-off of Hughes’ defense electronics business and the subsequent merger of that business with Raytheon. Under the terms of the settlement, Hughes agreed to reimburse Raytheon $635.5 million of the original $9.5 billion purchase price. Hughes paid $500 million of the settlement amount in October 2001 and the remainder was paid subsequent to December 31, 2001. In the third quarter of 2001, Hughes recorded a decrease to “Capital stock and additional paid-in capital” of $574.2 million because of the settlement.

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

Satellite Fleet
Hughes has a fleet of 27 satellites, six owned by DIRECTV and 21 owned and operated by PanAmSat.
Hughes’ satellite fleet was expanded in the first quarter of 2000 with PanAmSat’s launch and commencement of service of the Galaxy XR satellite, which provides voice and data communication services and cable programming throughout the United States as well as services for satellite-based telecommunications networks. In the second quarter of 2000, PanAmSat commenced service of the Galaxy XI satellite, which provides expansion and backup services for PanAmSat’s Galaxy® cable neighborhood customers, and successfully launched Galaxy IVR, a replacement satellite for Galaxy IV. In the third quarter of 2000, PanAmSat successfully launched PAS-9, which delivers premium broadcast, Internet and data services throughout North and South America, the Caribbean and Europe. In the fourth quarter of 2000, PanAmSat successfully launched PAS-1R, which offers expanded and enhanced video and data broadcasting as well as broadband Internet services throughout the Americas, the Caribbean, Europe and Africa. Also during 2000, PanAmSat completed the planned retirement of its SBS-4 and SBS-5 satellites. In the first quarter of 2001, PanAmSat commenced service on the PAS-1R satellite. In the second quarter of 2001, PanAmSat launched and commenced service on its PAS-10 satellite. PAS-10 succeeded PAS-4, which was moved and put into service at a new orbital location. PAS-10 is located within the Company’s Indian Ocean Region cable neighborhood and offers more robust C-band capacity as well as higher Ku-band transmission power for video and high-speed Internet and data applications throughout Europe, Asia, the Middle East and Africa. In the fourth quarter of 2001, DIRECTV launched and commenced service of DIRECTV 4S, a powerful new spot beam satellite that enables DIRECTV to provide hundreds of additional local channels to television households across the country.
PanAmSat expects to add additional satellites as part of its construction and launch strategy. The additional satellites are intended to meet the expected demand for additional satellite capacity, replace capacity affected by satellite anomalies, and provide added backup to existing capacity. In connection with this strategy, six satellites have been successfully launched since December 1999 and six additional satellites are currently under construction. PanAmSat expects to launch two of these satellites in 2002, two in early 2003, and one to replace Galaxy IR prior to the end of its useful life in 2006. The sixth satellite will be available as a replacement or in-orbit spare.
DIRECTV U.S. currently has one satellite under construction, the DIRECTV 7S satellite, a high-powered spot-beam satellite, which is expected to be launched in the second half of 2003. DIRECTV 7S will be positioned at 119 degrees west longitude and will provide additional capacity enabling DIRECTV to further expand its local channel coverage. Also, the already constructed high-power DIRECTV 5 satellite is expected to be launched in mid-2002 to replace DIRECTV 6 at 119 degrees west longitude. DIRECTV 6 will then serve as a back-up at 119 degrees west longitude.

Other
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

Results of Operations

2001 compared to 2000

Overall
Revenues.    Revenues increased 13.4% to $8,262.0 million in 2001 compared with $7,287.6 million in 2000. The increase in revenues resulted primarily from $1,066.4 million of higher revenues at the Direct-To-Home Broadcast segment over 2000. This increase was due primarily to the addition of about 1.5 million net new DIRECTV subscribers in the United States and Latin America since December 31, 2000 and the added revenues from the consolidation of GEA beginning in May 2001. The increased revenues from the Direct-To-Home Broadcast segment were partially offset by a

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

decrease in revenues of $153.5 million at the Satellite Services segment and $84.0 million at the Network Systems segment. The decrease in revenues from the Satellite Services segment was principally due to a lower volume of new outright sales and sales-type lease transactions executed during 2001 compared to 2000. The decrease in revenues from the Network Systems segment was principally due to decreased shipments of DIRECTV™ receiving equipment that resulted from DIRECTV completing the conversion of the PRIMESTAR By DIRECTV customers to the DIRECTV service in the third quarter of 2000.
Operating Costs and Expenses.    Operating costs and expenses increased to $9,019.8 million in 2001 from $7,641.7 million in 2000. Broadcast programming and other costs increased by $441.4 million during 2001 due to higher costs at the Direct-To-Home Broadcast segment, resulting from the increase in subscribers and added costs from DIRECTV Broadband. This increase was partially offset by decreased costs at the Satellite Services segment associated with the lower new outright sales and sales-type lease transaction activity in 2001. Costs of products sold increased by $85.1 million in 2001 from 2000 mainly due to higher costs associated with a mobile telephony contract and increased costs associated with the DIRECWAY service at the Network Systems segment. Selling, general and administrative expenses increased by $652.0 million in 2001 from 2000 due primarily to higher subscriber acquisition and marketing costs at the Direct-To-Home Broadcast segment in both the United States and Latin America, added costs from DIRECTV Broadband, and the $87.5 million charge related to the 2001 company-wide employee reductions. Depreciation and amortization increased by $199.6 million in 2001 over 2000 due primarily to the addition of property and satellites since December 31, 2000, a reduction in the useful life of the Galaxy VIII-i satellite due to the failure of its primary propulsion system during the third quarter of 2000, and added goodwill amortization and depreciation that resulted from the DIRECTV Broadband and GEA transactions.
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
EBITDA for 2001 was $389.9 million and EBITDA margin was 4.7%, compared to EBITDA of $594.0 million and EBITDA margin of 8.2% for 2000. The change in EBITDA and EBITDA margin resulted from lower EBITDA at the Satellite Services segment principally due to decreased new outright sales and sales-type lease transactions executed during 2001 compared to 2000 and higher direct operating and selling, general and administrative expenses; lower EBITDA at the Network Systems segment primarily due to increased costs associated with the rollout of new DIRECWAY® services and decreased shipments of DIRECTV receiving equipment; and lower EBITDA at the Direct-To-Home Broadcast segment due to negative EBITDA from DIRECTV Broadband and the company-wide $87.5 million charge primarily related to severance.
Operating Loss.    Hughes’ operating loss was $757.8 million in 2001, compared to $354.1 million in 2000. The increased operating loss resulted from the decrease in EBITDA and the higher depreciation and amortization expense discussed above.
Interest Income and Expense.    Interest income increased to $56.7 million in 2001 compared to $49.3 million in 2000 due to an increase in cash and cash equivalents that resulted from the sale of the satellite businesses in October of 2000. Interest expense decreased to $195.9 million in 2001 from $218.2 million in 2000. The lower interest expense resulted primarily from lower average outstanding borrowings. Interest expense is net of capitalized interest of $76.3 million and $82.4 million in 2001 and 2000, respectively. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”
Other, Net.    Other, net decreased to a net expense of $92.7 million in 2001 from a net expense of $292.6 million in 2000. Other, net for 2001 resulted primarily from equity method losses of $61.3 million, a write-down of $212.0 million related to the Sky Perfect investment, partially offset by $130.6 million of net gains from the sale of certain marketable equity securities and the reversal of $32.0

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

million of accrued exit costs related to the DIRECTV Japan business (see further discussion in “Liquidity and Capital Resources—Acquisitions, Investments and Divestitures”). Including the write-
down of the Sky Perfect investment, Hughes recognized $226.1 million of write-downs related to other-than-temporary declines in the fair value of equity investments in 2001. The net expense in 2000 included $164.2 million of equity method losses and $128.4 million of costs related to the exit of the DIRECTV Japan business. The change in equity method losses in 2001 compared to 2000 resulted from lower losses at DIRECTV Japan due to the shutdown of the business at September 30, 2000.
Income Taxes.    Hughes recognized an income tax benefit of $325.6 million in 2001 compared to $406.1 million in 2000. The lower tax benefit in 2001 was primarily due to an additional tax benefit in 2000 associated with the write-off of Hughes’ historical investment in DIRECTV Japan as well as the effect of favorable tax settlements recorded in 2000. The 2000 tax benefits were partially offset by higher pre-tax losses in 2001 compared to 2000 and a 2001 tax benefit resulting from the write-off of an investment in Motient Corporation (“Motient”). For further discussion, see below in “Liquidity and Capital Resources—Acquisitions, Investments and Divestitures.”
Loss from Continuing Operations.    Hughes reported a loss from continuing operations before cumulative effect of accounting change of $614.2 million in 2001, compared to $355.4 million in 2000. For a discussion of the Satellite Businesses that Hughes sold to Boeing in October 2000, which comprise the discontinued operations for 2000 and 1999, see “Results of Operations—2000 compared to 1999—Discontinued Operations.”
Cumulative Effect of Accounting Change.    Hughes adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, on July 1, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the amortization of goodwill and intangible assets with indefinite lives acquired thereafter. The adoption of SFAS No. 141 did not have a significant impact on Hughes’ consolidated results of operations or financial position.
Hughes adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) and an after-tax unrealized gain of $0.4 million in OCI.
SFAS No. 133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value based on quoted market prices. Hughes uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. The ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value are immediately recognized in the statement of operations in “Other, net.” Hughes assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective.

Direct-To-Home Broadcast Segment
Direct-To-Home Broadcast segment revenues increased 20.4% to $6,304.4 million in 2001 from $5,238.0 million in 2000. The Direct-To-Home Broadcast segment had negative EBITDA of $74.8 million in 2001 compared with negative EBITDA of $24.5 million in 2000. The operating loss for the segment increased to $749.9 million in 2001 from $557.9 million in 2000.
United States.    The DIRECTV U.S. businesses were the biggest contributors to the segment’s revenue growth with revenues of $5,550 million in 2001, an 18% increase over 2000 revenues of $4,694 million. The large increase in revenues resulted primarily from an increased number of DIRECTV subscribers since December 31, 2000. The DIRECTV U.S. businesses added 1.3 million net new subscribers in 2001, compared to 1.8 million net new subscribers in 2000. In addition, during the third quarter of 2001, DIRECTV made a one-time downward adjustment of approximately 143,000

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

subscribers. This adjustment corrected errors that had accumulated over the preceding 18 months related to subscribers who disconnected service prior to June 30, 2001 but were counted as active subscribers in DIRECTV’s database. As of December 31, 2001, DIRECTV had about 10.7 million high-power subscribers compared to about 9.5 million high-power subscribers at December 31, 2000. Average monthly revenue per subscriber was $56.10 and $55.30 in 2001 and 2000, respectively.
EBITDA was $160 million in 2001 compared to $151 million in 2000. The operating loss in 2001 for the DIRECTV U.S. businesses was $279 million compared to $244 million in 2000. The change in EBITDA was due to the increased revenues discussed above, which more than offset higher operating costs and a $48 million charge related to 2001 employee reductions. The higher operating loss was principally due to increased depreciation primarily associated with customer leased DIRECTV receiving equipment.
Latin America.    Revenues for the Latin America DIRECTV businesses increased 34% to $727 million in 2001 from $541 million in 2000. The increase in revenues was primarily due to continued subscriber growth as well as the consolidation of GEA. Subscribers grew to 1.6 million at December 31, 2001 compared to 1.3 million in 2000. Latin America DIRECTV added 305,000 net new subscribers in 2001, compared to 501,000 net new subscribers added in 2000. During 2001 and 2000, the average revenue per subscriber for the Latin American businesses was about $43 and $45 per month, respectively, of which approximately $34 and $36 was generated from monthly programming subscriptions, respectively, with the remainder derived from fees associated with leased equipment.
EBITDA was a negative $132 million in 2001 compared to negative EDITDA of $171 million in 2000. The change in EBITDA resulted primarily from the increased revenues discussed above, partially offset by a $29 million charge for the recent devaluation of the Argentinean peso, higher marketing costs and a $10 million charge related to 2001 employee reductions. The Latin America DIRECTV businesses incurred an operating loss of $331 million in 2001 compared to an operating loss of $309 million in 2000. The increased operating loss resulted from higher depreciation expense due to an increase in customer leased DIRECTV receiving equipment and amortization of goodwill that resulted primarily from the GEA transaction.
DIRECTV Broadband.    Revenues and EBITDA for DIRECTV Broadband were $27 million and negative $106 million for 2001, respectively. DIRECTV Broadband incurred an operating loss of $143 million for 2001. Since its April 3, 2001 acquisition, DIRECTV Broadband has added about 26,500 net subscribers. Net subscriber additions were negatively impacted by customer churn that resulted from the bankruptcy of two wholesale providers of DSL services. At December 31, 2001, DIRECTV Broadband had more than 91,000 residential broadband subscribers in the United States.

Satellite Services Segment
Revenues for the Satellite Services segment in 2001 decreased $153.5 million to $870.1 million from $1,023.6 million in 2000. The decrease was primarily due to a decline in new outright sales and sales-type lease transactions. Revenues associated with outright sales and sales-type leases of transponders were $67.9 million in 2001 compared to $243.3 million for 2000. Revenues from operating leases of transponders, satellite services and other were 92.2% of total 2001 revenues and increased by 2.8% to $802.2 million from $780.3 million in 2000. Generally, revenues from outright sales and sales-type lease agreements, equal to the net present value of the future minimum lease payments, are recognized at service commencement. Interest income from sales-type leases is recognized over the lease term. Revenues from operating leases are recognized monthly on a straight-line basis over the lease term.
EBITDA in 2001 was $580.0 million compared to $694.0 million in 2000. The decrease in EBITDA was due to the decreased revenues discussed above, higher direct operating and selling, general and administrative expenses to support the continued satellite fleet expansion, costs associated with new service initiatives, and a $7 million charge related to 2001 employee reductions. EBITDA margin for 2001 was 66.7% compared to 67.8% in 2000. The decrease in EBITDA margin was due to the lower sales and higher operating costs. Operating profit was $165.3 million for 2001, compared to $356.6 million in 2000. The decrease in operating profit resulted from the decrease in EBITDA and higher depreciation expense related to additional satellites placed into service since December 31, 2000, and increased depreciation expense that resulted from a reduction in the useful life of the Galaxy VIII-i satellite due to the failure of its primary propulsion system during the third quarter of 2000.

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

Backlog for the Satellite Services segment, which consists primarily of operating leases on satellite transponders, was about $5.8 billion in 2001 compared to about $6.0 billion in 2000.

Network Systems Segment
Revenues for the Network Systems segment decreased by 6.0% to $1,325.8 million in 2001 from $1,409.8 million in 2000. The lower revenues resulted primarily from decreased shipments of DIRECTV receiver equipment, which totaled about 2.0 million units in 2001 compared to about 3.0 million units in 2000, due primarily to DIRECTV completing the conversion of PRIMESTAR By DIRECTV customers to the DIRECTV service in the third quarter of 2000.
The Network Systems segment reported negative EBITDA of $111.8 million for 2001 compared to EBITDA of $0.1 million in 2000. The Network Systems segment had an operating loss of $171.8 million in 2001 compared to an operating loss of $63.5 million in 2000. The change in EBITDA and operating loss resulted from increased costs associated with the rollout of new DIRECWAY services, including AOL Plus Powered by DIRECWAY and the decreased revenues discussed above.
Backlog for the Network Systems segment, which consists primarily of private business networks and satellite-based mobile telephony equipment orders, was about $0.5 billion in 2001 compared to about $1.2 billion in 2000.

Eliminations and Other
The elimination of revenues decreased to $238.3 million in 2001 from $383.8 million in 2000 due primarily to the decline in intercompany purchases of DIRECTV receiving equipment and lower manufacturing subsidies paid by DIRECTV to HNS. Intercompany transactions include sales of receiving equipment from HNS to DIRECTV, and PanAmSat transponder leases to HNS and DIRECTV Latin America.
Operating losses from “eliminations and other” improved to $1.4 million in 2001 from $89.3 million in 2000 due primarily to decreased corporate expenditures for employee benefits and lower margins on intercompany sales.

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
Operating Costs and Expenses.    Operating costs and expenses increased to $7,641.7 million in 2000 from $5,974.8 million in 1999. Broadcast programming and other costs increased by $773.8 million during 2000 due to higher costs at the Direct-To-Home Broadcast segment, resulting from the increase in subscribers and added costs for the premium channel services, and costs associated with the outright sales and sales-type leases at the Satellite Services segment. Costs of products sold decreased by $146.5 million in 2000 from 1999 mainly due to higher 1999 costs, which included a write-off of $91.5 million of inventory associated with the discontinuation of certain narrowband wireless product lines and the completion of several contracts at the Network Systems segment. Selling, general and administrative expenses increased by $770.4 million in 2000 from 1999 due primarily to higher marketing costs at the Direct-To-Home Broadcast segment resulting from increased subscriber growth in both the United States and Latin America, partially offset by a 1999 charge of $180.6 million at the Network Systems segment resulting from the write-off of receivables, licenses and equipment associated with the discontinuation of certain narrowband wireless product lines. Depreciation and amortization increased by $269.2 million in 2000 over 1999 due primarily to 1999 acquisitions, discussed more fully in “Liquidity and Capital Resources—Acquisitions, Investments and Divestitures.”

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

EBITDA for 2000 was $594.0 million and EBITDA margin was 8.2%, compared to EBITDA of $264.4 million and EBITDA margin of 4.8% for 1999. The large change resulted from the Network Systems segment, which experienced slightly positive EBITDA in 2000 compared to a large negative EBITDA in 1999 due to the $272.1 million charge in 1999 associated with the discontinuation of certain narrowband wireless product lines; higher EBITDA at the Satellite Services segment due to the increased outright sales and sale-type lease activity; partially offset by the Direct-To-Home Broadcast segment’s EBITDA loss in 2000 compared to positive EBITDA for 1999 that resulted from increased losses at DIRECTV Latin America. The higher EBITDA margin in 2000 was mainly attributable to the 1999 EBITDA margin being negatively affected by the charge for the discontinuation of certain narrowband wireless product lines. The EBITDA margin for 2000 was negatively affected by increased losses at the Direct-To-Home Broadcast segment and lower margins associated with the Satellite Service segment’s outright sales and sales-type leases.
Operating Loss.    Hughes’ operating loss was $354.1 million in 2000, compared to $414.5 million in 1999. This decrease resulted from the improvement in EBITDA, which more than offset increased depreciation and amortization expense.
Interest Income and Expense.    Interest income increased to $49.3 million in 2000 compared to $27.0 million in 1999 due to an increase in cash and cash equivalents that resulted from the sale of the Satellite Businesses. Interest expense increased to $218.2 million in 2000 from $122.7 million in 1999. This increase primarily resulted from higher average outstanding borrowings and a full year of interest expense associated with liabilities for above-market programming contracts assumed in the acquisitions of PRIMESTAR and USSB. Interest expense is net of capitalized interest of $82.4 million and $65.1 million in 2000 and 1999, respectively. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”
Other, Net.    Other, net increased to a net expense of $292.6 million in 2000 from a net expense of $149.8 million in 1999. The net expense in 2000 included $164.2 million of equity method losses and $128.4 million of costs related to the exit of the DIRECTV Japan business, which is discussed below in “Liquidity and Capital Resources—Acquisitions, Investments and Divestitures.” The net expense for 1999 included $189.2 million of equity method losses offset by a gain of $39.4 million from the sale of Hughes Software Systems Private Limited securities. The change in equity method losses in 2000 compared to 1999 resulted from lower losses at DIRECTV Japan due to the shutdown of the business at September 30, 2000.
Income Taxes.    Hughes recognized a tax benefit of $406.1 million in 2000 compared to $236.9 million in 1999. The 2000 tax benefit reflects the tax benefit associated with the write-off of Hughes’ historical investment in DIRECTV Japan and the higher pre-tax losses compared to 1999.
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
The Satellite Businesses reported operating profit of $87.6 million in 2000 compared to $152.5 million in 1999. Operating profit, excluding intercompany transactions, amounted to $59.3 million in 2000 compared to $142.7 million in 1999. The 1999 results included a one-time pre-tax charge of $178.0 million before intercompany transactions and $125.0 million after intercompany transactions that resulted from increased development costs and schedule delays on several new product lines, a one-time pre-tax charge of $81.0 million resulting from the termination of a customer contract and decreased activity associated with ICO Global Communications (Operations) Ltd., partially offset by a $154.6 million pre-tax gain related to the settlement of a patent infringement case. Additionally, the 1999 results include a full year of operating results, while 2000 only includes operating results through October 6, 2000, the date of sale.
Income from discontinued operations, net of taxes, was $36.1 million in 2000 compared to $99.8 million in 1999.
Accounting Change.    In September 1999, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue 99-10 (“EITF 99-10”), Percentage Used to Determine the Amount of Equity Method Losses. EITF 99-10 addresses the percentage of ownership that should be

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

used to compute equity method losses when the investment has been reduced to zero and the investor holds other securities of the investee. EITF 99-10 requires that equity method losses should not be recognized solely on the percentage of common stock owned; rather, an entity-wide approach should be adopted. Under such an approach, equity method losses must be recognized based on the ownership level that includes other equity securities (e.g., preferred stock) and loans/advances to the investee or based on the change in the investor’s claim on the investee’s book value. Hughes adopted EITF 99-10 during the third quarter of 1999 which resulted in Hughes recording a higher percentage of DIRECTV Japan’s losses subsequent to the effective date of September 23, 1999. The unfavorable impact of adopting EITF 99-10 was $39.0 million after-tax.

Direct-To-Home Broadcast Segment
Direct-To-Home Broadcast segment revenues increased 38.4% to $5,238.0 million in 2000 from $3,785.0 million in 1999. The Direct-To-Home Broadcast segment had negative EBITDA of $24.5 million in 2000 compared with positive EBITDA of $22.4 million in 1999. The operating loss for the segment increased to $557.9 million in 2000 from $289.6 million in 1999.
United States.    The DIRECTV U.S. businesses were the biggest contributors to the segment’s revenue growth with revenues of $4,694 million in 2000, a 38% increase over 1999 revenues of $3,405 million. The large increase in revenues resulted primarily from an increased number of DIRECTV subscribers and added revenues from PRIMESTAR By DIRECTV and premium channel services. As of December 31, 2000, high-power DIRECTV subscribers totaled approximately 9.5 million compared to about 6.7 million at December 31, 1999. In addition to the high-power subscribers, there were also 1.3 million PRIMESTAR By DIRECTV medium-power subscribers at December 31, 1999. The large increase in high-power subscribers resulted from the addition of about 1.8 million net new subscribers to the DIRECTV service in 2000, a 14% growth rate over the 1.6 million net new subscribers added in 1999, and the conversion of about 1 million PRIMESTAR By DIRECTV medium-power subscribers to the high-power DIRECTV service in 2000. DIRECTV shut down the PRIMESTAR By DIRECTV medium-power service on September 30, 2000. Average monthly revenue per subscriber was $55.30 and $54.10 in 2000 and 1999, respectively.
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
Latin America.    Revenues for the Latin America DIRECTV businesses increased 72% to $541 million in 2000 from $315 million in 1999. The increase in revenues reflects an increase in subscribers and the consolidation of the Galaxy Brasil, Ltda. (“GLB”) business. Subscribers grew to 1.3 million at December 31, 2000 compared to 0.8 million in 1999. Latin America DIRECTV added 501,000 net new subscribers in 2000, a 56.6% increase over the 320,000 net new subscribers added in 1999. In both 2000 and 1999, the average revenue per subscriber for the Latin American DIRECTV businesses was about $45 per month of which for both 2000 and 1999, $36 was generated from monthly programming subscriptions with the remainder derived from fees associated with leased equipment.
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

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

for 1999. Revenues from operating leases of transponders, satellite services and other were 76.2% of total 2000 revenues and decreased by 0.9% to $780.3 million from $787.5 million in 1999.
EBITDA in 2000 was $694.0 million, a 12.2% increase over EBITDA of $618.8 million in 1999. The higher EBITDA was due to the increased revenues discussed above, partially offset by a $70.8 million increase in direct operating and selling, general and administrative expenses that resulted from the continued satellite fleet expansion and costs associated with the NET-36 initiative. EBITDA margin for 2000 was 67.8% compared to 76.3% in 1999. The decline in EBITDA margin was due to lower margins associated with the increased outright sales and sales-type lease transactions and the higher direct operating and selling, general and administrative expenses. Excluding the outright sales and sales-type lease transactions, EBITDA for 2000 was $536.5 million or 68.8% of corresponding revenues. Operating profit was $356.6 million for 2000, an increase of $18.3 million over 1999. The higher operating profit resulted from the increase in EBITDA partially offset by higher depreciation expense related to additional satellites placed into service since 1999.
Backlog for the Satellite Services segment, which consists primarily of operating leases on satellite transponders, was about $6.0 billion in 2000 compared to about $6.1 billion in 1999.

Network Systems Segment
Revenues for the Network Systems segment increased 1.8% to $1,409.8 million in 2000 from $1,384.7 million in 1999. The increase in revenues primarily resulted from greater shipments of DIRECTV receiver equipment, which totaled about 3.0 million units in 2000, compared to about 2.1 million units in 1999. This increase in revenues was partially offset by $40.0 million of lower revenues from the discontinuation of certain narrowband wireless product lines and lower manufacturing subsidies on DIRECTV receiver equipment.
The Network Systems segment reported EBITDA of $0.1 million for 2000 compared to negative EBITDA of $156.7 million in 1999. The Network Systems segment had an operating loss of $63.5 million in 2000 compared to $234.1 million in 1999. The 1999 results included a $272.1 million charge for the discontinuation of certain narrowband wireless product lines. Excluding this charge, the Network Systems segment recorded 1999 EBITDA of $115.4 million and operating profit of $38.0 million. The change in EBITDA and operating results in 2000 from 1999, excluding the $272.1 million charge, resulted from the lower manufacturing subsidies and increased costs associated with the planned 2001 launch of new DirecPC® services, including AOL Plus Powered by DirecPC.
Backlog for the Network Systems segment, which consists primarily of private business networks and satellite-based mobile telephony equipment orders, was about $1.2 billion in 2000 compared to about $1.0 billion in 1999.

Eliminations and Other
The elimination of revenues decreased to $383.8 million in 2000 from $420.0 million in 1999 due primarily to the termination of manufacturing subsidies paid by DIRECTV to HNS during the third quarter of 2000 and decreased intercompany revenues due to the sale of Hughes’ Satellite Businesses.
Operating losses from “eliminations and other” decreased to $89.3 million in 2000 from $229.1 million in 1999 due primarily to decreased corporate expenditures, primarily for employee benefits, and lower margins on intercompany sales.

Liquidity and Capital Resources

In 2001, Hughes used about $2,672.2 million of cash, which resulted primarily from investments in companies of $287.8 million, expenditures for satellites and property of $1,743.5 million and the settlement payment to Raytheon of $500.0 million. These uses of cash were funded primarily by cash on-hand at the beginning of the year of $1,508.1 million, additional net borrowings of $1,314.8 million, proceeds from the sale of investments and insurance proceeds of $337.3 million and cash provided by operations of $190.3 million. Cash and cash equivalents at December 31, 2001 were $700.1 million. Cash and cash equivalents are discussed more fully below.
As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at December 31, 2001 and 2000 was 0.76 and 1.54, respectively. Working capital decreased by $2,528.2 million to a

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

deficit of $1,065.4 million at December 31, 2001 from working capital of $1,462.8 million at December 31, 2000. The change resulted principally from a decrease in cash and cash equivalents of $808.0 million and increased short-term borrowings and current portion of long-term debt of $1,633.9 million.
Hughes expects to have cash requirements in 2002 of about $1.5 billion to $1.7 billion primarily due to capital expenditures for satellites and property, a purchase price adjustment of $164 million plus interest owed to Boeing (see “Commitments and Contingencies” below for further discussion), the remaining payment for the Raytheon settlement, interest expense and preferred stock dividends. In addition, Hughes expects to increase its investment in affiliated companies, including the Latin America DIRECTV businesses. These cash requirements are expected to be funded from a combination of existing cash balances, cash provided from operations, amounts available under credit facilities, and additional borrowings, as needed. However, Hughes’ ability to obtain financing and the cost and terms of any such financing may be adversely affected by a reduction in Hughes’ credit rating.
In February 2002, Hughes completed a series of financing activities. PanAmSat borrowed $1,800 million, of which a portion was used to repay $1,725 million owed to Hughes; Hughes deposited $1,500 million of the proceeds received from PanAmSat with General Motors Acceptance Corporation (“GMAC”) as collateral, with Hughes then borrowing $1,875 million under a GMAC revolving credit facility. Hughes used $1,682.5 million of the proceeds to repay all amounts outstanding under Hughes’ $750 million unsecured revolving credit facility, DLA’s $450 million revolving credit facility, and SurFin’s $400 million and $212.5 million revolving credit facilities. The DLA and SurFin facilities were retired, while the Hughes facility was amended and expanded. Hughes’ and PanAmSat’s debt is more fully described below in “—Debt and Credit Facilities.” As a result of these transactions, Hughes expects to have about $2,300 million of available borrowing capacity under those facilities.
Hughes’ and PanAmSat’s ability to borrow under the credit facilities is contingent upon meeting financial and other covenants. The agreements also include certain operational restrictions. These covenants limit Hughes’ and PanAmSat’s ability to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new businesses.
Certain of Hughes’ borrowings are required to be repaid upon the earlier of the effective date of the EchoStar merger or December 2002. If the Merger is not completed, Hughes will be required to obtain cash from other borrowings, asset sales, or equity transactions, as necessary, to repay the borrowings. Upon a failure of the Merger that results in the sale of Hughes’ interest in PanAmSat to EchoStar, Hughes will utilize the cash proceeds received, as well as break-up fees that may be paid to Hughes by EchoStar, to repay its debt obligations. See “Acquisitions, Investments and Divestitures—Merger Transaction” below regarding the funding of the proposed EchoStar merger.
Common Stock Dividend Policy.    Dividends may be paid on the GM Class H common stock only when, as, and if declared by GM’s Board of Directors in its sole discretion. As of December 31, 2001, the amount available for the payment of dividends by GM to holders of GM Class H common stock was $19.4 billion.
The GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Class H common stock. Similarly, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes.
Cash and Cash Equivalents.    Cash and cash equivalents were $700.1 million at December 31, 2001 compared to $1,508.1 million at December 31, 2000. The decrease in cash resulted primarily from $1,743.5 million of capital expenditures and a $500.0 million partial payment for the Raytheon settlement, partially offset by a net increase of $1,314.8 million in debt.
Cash provided by operating activities was $190.3 million in 2001 compared to $1,090.7 million in 2000 and $379.5 million in 1999. The change in 2001 compared to 2000 resulted from $479.9 million of higher cash requirements for the change in operating assets and liabilities and $420.5 million of lower income from continuing operations excluding non-cash adjustments, such as deferred income taxes and other, depreciation and amortization, and net gain from sale of investments. The change in 2000 compared to 1999 resulted from $552.7 million of lower cash requirements for the change in operating assets and liabilities and $158.5 million of higher income from continuing operations excluding non-

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

cash adjustments, such as depreciation and amortization, equity losses on unconsolidated subsidiaries and the loss resulting from the discontinuation of the wireless product lines.
Cash provided by (used in) investing activities was $(1,741.2) million in 2001 compared to $2,210.8 million in 2000 and $(3,941.8) million in 1999. The change from 2000 to 2001 is primarily from decreased proceeds from the sale of investments, which in 2000 included the proceeds from the sale of the Satellite Businesses to Boeing, and an increase in satellites and investment in companies in 2001, offset by lower expenditures for property and higher proceeds from insurance claims in 2001. The increase in 2000 from 1999 reflects the proceeds from the sale of the Satellite Businesses and a decrease in investment in companies, compared to 1999.
Cash provided by (used in) financing activities was $742.9 million in 2001 compared to $(849.6) million in 2000 and $2,577.5 million in 1999. Financing activities in 2001 reflect an increase in borrowings partially offset by the $500 million partial payment of the Raytheon settlement and the payment of preferred stock dividends to GM. Financing activities in 2000 reflect the repayment of debt and payment of preferred stock dividends to GM. In 1999, financing activities include an increase in borrowings and proceeds from the issuance of preferred stock.
Cash used in discontinued operations was $1,182.0 million in 2000 compared to $119.0 million in 1999. The increase in cash used in 2000 from 1999 was primarily due to $1.1 billion of taxes associated with the sale of the Satellite Businesses.
Property and Satellites.    Property, net of accumulated depreciation, increased $490.0 million to $2,197.8 million in 2001 from $1,707.8 million in 2000. The increase in property resulted primarily from capital expenditures of about $799.4 million, partially offset by depreciation. The change in capital expenditures for property of $139.6 million in 2001 compared to 2000 was primarily due to the completion in 2000 of converting customers leasing receiving equipment from the PRIMESTAR medium-power business to the DIRECTV high-power business. Satellites, net of accumulated depreciation, increased $576.6 million to $4,806.6 million in 2001 from $4,230.0 million in 2000. The increase in satellites resulted primarily from capital expenditures of $944.1 million for the construction of satellites, offset by depreciation of $361.1 million. Total capital expenditures increased to $1,743.5 million in 2001 from $1,716.1 million in 2000.
Debt and Credit Facilities. Notes Payable.    In February 2002, PanAmSat completed a private placement debt offering pursuant to Rule 144A of the Securities Act of 1933, as amended, in the amount of $800 million. The net proceeds from the notes were used to repay a portion of the $1,725 million of intercompany indebtedness owed to Hughes. The notes bear interest at an annual rate of 8.5%, payable semi-annually, mature in 2012 and are unsecured.
In July 1999, in connection with the early buy-out of a satellite sale-leaseback, PanAmSat assumed $124.1 million of variable rate notes of which $46.5 million was outstanding at December 31, 2001. The weighted average interest rate on the notes was 2.75% at December 31, 2001. The notes were repaid, in accordance with their terms, in January 2002.
PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for these notes as of December 31, 2001 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a new secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured by certain of the operating assets of PanAmSat that were pledged in connection with the secured bank facility.
Credit Facilities.    In February 2002, Hughes amended and increased its existing $750.0 million multi-year revolving credit facility (the “New Credit Agreement”). The New Credit Agreement provides availability of $1,235.25 million and was undrawn at March 11, 2002. Borrowings under the facility bear interest at the London Interbank Offer Rate (“LIBOR”) plus 3%. The New Credit Agreement commitment terminates upon the earlier of December 5, 2002 or the effective date of the EchoStar merger. The facility is secured by substantially all of Hughes’ assets other than the assets of DLA and PanAmSat. At March 11, 2002, Hughes was in the process of adding a term loan to the New Credit Agreement that would increase the total funding available to at least $1,800 million. The term loan is expected to close in March 2002.
Also, in February 2002, PanAmSat obtained a bank facility in the amount of $1,250 million. The bank facility is comprised of a $250 million revolving credit facility, which was undrawn as of March 11,

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

2002, a $300 million Tranche A Term Loan and a $700 million Tranche B Term Loan. The revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus a 3.00% spread. The Tranche B Term Loan bears interest at LIBOR plus a 3.5% spread. The interest rate spreads on the revolving credit facility and Tranche A Term Loan may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility will terminate in 2007, the Tranche A Term Loan matures in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably by substantially all of PanAmSat’s operating assets, including its satellites. Of the total $1,000 million borrowed, $925 million was used to repay a portion of the $1,725 million intercompany loan from Hughes.
On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with GMAC. The facility was subsequently amended in February 2002. The amended facility provides for a commitment through December 5, 2002, and may be extended to March 31, 2003 at Hughes’ option. The facility is split into two loan tranches: a $1,500 million tranche secured by a $1,500 million Hughes cash deposit and a $500 million tranche that shares security with the New Credit Agreement described above. Borrowings under the $1,500 million tranche bear interest at GMAC’s cost of funds plus 0.125%. Borrowings under the $500 million tranche bear interest at GMAC’s cost of funds plus 1.75%. The $1,500 million cash deposit earns interest at a rate equivalent to GMAC’s cost of funds. As of December 31, 2001, no cash collateral had been provided to GMAC and the facility was unavailable for loans. In February 2002, Hughes deposited $1,500 million with GMAC and immediately borrowed $1,875.0 million. Hughes plans to offset the $1,500 million GMAC cash deposit against amounts borrowed from GMAC for balance sheet purposes regardless of whether the merger with EchoStar is completed. The facility must be repaid upon the effective date of the merger with EchoStar.
On January 5, 2001, DLA entered into a $450.0 million revolving credit facility. As of December 31, 2001, the facility was fully drawn, with borrowings outstanding under the revolving credit facility bearing a weighted average interest rate of 3.49%. The DLA facility was repaid and retired in February 2002.
As of December 31, 2001, Hughes had a $750.0 million multi-year unsecured revolving credit facility. As of December 31, 2001, the facility was fully drawn, with borrowings outstanding under the revolving credit facility bearing a weighted average interest rate of 2.99%. The Hughes multi-year facility was amended and expanded with the New Credit Agreement.
At December 31, 2001, PanAmSat maintained a $500.0 million multi-year unsecured revolving credit facility. No amounts were outstanding under the facility at December 31, 2001. In February 2002 this facility was terminated and replaced with the $1,250 million bank facility described above.
At December 31, 2001, SurFin had unsecured revolving credit facilities of $400.0 million and $212.5 million. $392.0 million was outstanding under the $400.0 million credit facility at December 31, 2001, with borrowings bearing a weighted average interest rate of 3.18%. $180.6 million was outstanding under the $212.5 million credit facility at December 31, 2001 with a weighted average interest rate of 3.29%. The SurFin credit facilities were repaid and retired in February 2002.
$78.2 million in other short-term and long-term debt, related primarily to DLA and HNS’ international subsidiaries was outstanding at December 31, 2001, bearing fixed and floating rates of interest of 3.04% to 12.37%. Principal on these borrowings is due in varying amounts through 2007.
Acquisitions, Investments and Divestitures. Merger Transaction.    On October 28, 2001, Hughes and GM, together with EchoStar, announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, and certain other conditions, provide for the split-off of Hughes (or a company holding all of the capital stock of Hughes) from GM and the combination of the Hughes business with EchoStar by means of a merger (the “Merger”).
The split-off of Hughes from GM would occur by means of a distribution to the holders of GM Class H common stock of one share of Class C common stock of a Hughes holding company (that will own all of the stock of Hughes at the time of the split-off) in exchange for each share of GM Class H common stock held immediately prior to the split-off. Immediately following the split-off, the businesses of Hughes and EchoStar would be combined in the Hughes/EchoStar merger to form New EchoStar. Each share of the Hughes holding company Class C common stock would remain outstanding and become a share of Class C common stock of New EchoStar. Holders of Class A and Class B common

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

stock of EchoStar would receive about 1.3699 shares of stock of the merged entity in exchange for each share of EchoStar Class A or Class B common stock held prior to the Hughes/EchoStar merger.
The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1- 2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended. The GM $1- 2/3 par value common stock would remain outstanding and would be GM’s only class of common stock after the transactions.
As part of the transactions, GM would receive a dividend from Hughes of up to $4.2 billion in cash, and its approximately 30% retained economic interest in Hughes would be reduced by a commensurate amount. Following these transactions, subject to IRS approval, and based on a number of assumptions, including the potential issuance or distribution of up to 100 million shares of GM Class H common stock or New EchoStar Class C common stock in exchange for certain debt of GM, GM currently may retain an interest in the merged entity. The $4.2 billion dividend to GM will be financed by Hughes through new and existing credit facilities or other borrowings.
The transactions are subject to a number of conditions, including approval by a majority of each class of GM stockholders—GM $1 2/3 and GM Class H—voting both separately as distinct classes and also voting together as a single class based on their respective per share voting power. The proposed transactions also are subject to anti-trust clearance and approval by the Federal Communications Commission. In addition, the transactions are contingent upon the receipt of a favorable ruling from the IRS that the separation of Hughes from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes. The transactions are currently expected to close in the second half of 2002.
GM, Hughes, and EchoStar have agreed that, in the event that the transactions do not occur because certain specified regulatory-related conditions have not been satisfied, EchoStar will be required to pay Hughes a $600 million termination fee and if the merger agreement is terminated for failure to obtain specified regulatory clearances or financing to complete the merger, purchase Hughes’ interest in PanAmSat for an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. The proceeds from the termination fee and the sale of Hughes’ PanAmSat interest would result in the recognition of a gain that would be material to Hughes’ financial position and results of operations. Cash proceeds, net of income taxes, would be retained by Hughes and used to repay certain outstanding borrowings and fund future operating requirements.
The sale of Hughes’ PanAmSat interest is subject to a number of conditions beyond the control of Hughes which must be satisfied before any sale could be completed, including, among other things, the expiration or termination of the waiting period applicable to the PanAmSat stock sale under the Hart-Scott-Rodino Act, the absence of any effective injunction or order which prevents the completion of the PanAmSat stock sale and the receipt of FCC approval for the transfer of licenses in connection with the PanAmSat stock sale. If these conditions were not fulfilled, EchoStar would not be obligated to complete the purchase, even though the Hughes/EchoStar merger was not completed for the specific reasons. If this were to happen, Hughes would remain a wholly owned subsidiary of GM, and Hughes would not have the benefit of the liquidity represented by the sale of Hughes’ interest in PanAmSat.
GM, Hughes and EchoStar have also agreed that, if the Hughes/EchoStar merger is not completed for certain limited reasons involving a competing transaction or a withdrawal by GM’s Board of Directors of their recommendation of the EchoStar transaction, then Hughes will pay a termination fee of $600 million to EchoStar. The financial burden that such a payment would have on Hughes could affect Hughes’ ability to raise new capital, or otherwise have an adverse effect on its financial condition, and Hughes will have incurred substantial transaction-related expenses and devoted substantial management resources to the proposed merger without realizing the anticipated benefits.
In response to the announcement of the Hughes/EchoStar merger, the customers and strategic partners of Hughes may delay or defer decisions, which could have a material adverse effect on Hughes’ businesses, regardless of whether the Hughes/EchoStar merger is ultimately completed. Similarly, current and prospective employees of Hughes may experience uncertainty about their future roles with the combined company, which may materially adversely affect Hughes’ ability to attract and retain key management, sales, marketing and technical personnel.

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

Acquisitions and Investments.    On November 19, 2001, Hughes repaid $74.9 million of debt pursuant to the terms of a debt guarantee provided by Hughes for the benefit of Motient. In connection with the payment, Hughes received from Motient 7.1 million common shares of XM Satellite Radio Holdings Inc. stock with a market value as of November 2001 of $67.9 million and $3.6 million in cash. The repayment of Motient’s debt released Hughes of any further obligations related to Motient’s indebtedness and therefore Hughes reversed a related reserve of $39.5 million. The net effect of these actions resulted in a credit of $36.1 million to “Other, net” in the statement of operations.
On May 1, 2001, DLA acquired from Grupo Clarín S.A. (“Clarin”) a 51% ownership interest in GEA, a local operating company located in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that will allow Clarin in certain circumstances to sell in November 2003 its 3.98% interest back to DLA for $195 million in cash. As a result of the transaction, Hughes’ interest in DLA decreased from 77.8% to 74.7% and Hughes’ ownership in GEA increased from 20% to 58.1%. Hughes’ portion of the purchase price, which amounted to about $130 million, was recorded as an increase to additional paid-in capital with the offset allocated to the net assets acquired, including goodwill.
On April 3, 2001, Hughes acquired Telocity, a company that provides land-based DSL services, through the completion of a tender offer and merger. Telocity is now operating as DIRECTV Broadband and is included as part of the Direct-To-Home Broadcast segment. The purchase price was $197.8 million and was paid in cash.
On July 28, 1999, DLA acquired GLB, the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap also sold its 10% equity interest in DLA to Hughes and Darlene Investments, LLC, which increased Hughes’ ownership interest in DLA to 77.8%. As part of the transaction, Hughes also increased its ownership interest in SurFin, a company providing financing of subscriber receiver equipment for certain local operating companies located in Latin America, from 59.1% to 75%. The total consideration paid in the transactions amounted to approximately $101.1 million.
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
On April 28, 1999, Hughes completed the acquisition of PRIMESTAR’s 2.3 million subscriber medium-power direct-to-home satellite business. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock (prior to giving effect to the stock split during 2000), for a total purchase price of $1.3 billion. As part of the acquisition of PRIMESTAR, Hughes also purchased the high-power satellite assets, which consisted of an in-orbit satellite and a satellite that had not yet been launched, and related orbital frequencies of Tempo Satellite Inc., a wholly-owned subsidiary of TCI Satellite Entertainment Inc., for $500 million in cash.
As part of the PRIMESTAR acquisition, Hughes formulated a detailed exit plan during the second quarter of 1999 and immediately began to migrate the medium-power customers to DIRECTV’s high-power platform. Accordingly, Hughes accrued exit costs of $150 million in determining the purchase price allocated to the net assets acquired. The principal components of such exit costs include penalties to terminate assumed contracts and costs to remove medium-power equipment from customer premises. Since DIRECTV’s acquisition of PRIMESTAR, DIRECTV converted a total of approximately 1.5 million customers to its high power service. The PRIMESTAR By DIRECTV service ceased operations, as planned, as of September 30, 2000. The amount of accrued exit costs remaining at December 31, 2001 and 2000 was $4.0 million and $25.9 million, respectively, which primarily represents the remaining obligations on certain contracts.
In February 1999, Hughes acquired an additional ownership interest in GGM, a Latin America local operating company which is the exclusive distributor of DIRECTV in Mexico, from Grupo MVS, S.R.L. de C.V. (“Grupo MVS”). As a result, Hughes’ equity ownership represents 49% of the voting equity and all of the non-voting equity of GGM. In October 1998, Hughes acquired from Grupo MVS an additional 10% interest in DLA, increasing Hughes’ ownership interest to 70%. Hughes also acquired

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

an additional 19.8% interest in SurFin, increasing Hughes’ ownership percentage from 39.3% to 59.1%. The aggregate purchase price for these transactions was $197.0 million in cash.
The financial information included herein reflects the acquisitions discussed above from their respective dates of acquisition. The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in a goodwill addition of $278.2 million for the year ended December 31, 2001, none in 2000 and $3,612.4 million for the year ended December 31, 1999.
Divestitures.    On July 31, 2001, Hughes sold a 1.6% interest in Thomson Multimedia S. A. for approximately $132.0 million in cash, resulting in a pre-tax gain of approximately $108.0 million.
On October 6, 2000, Hughes completed the sale of its satellite systems manufacturing businesses for $3.75 billion in cash. The transaction resulted in the recognition of a pre-tax gain of $2,036.0 million, or $1,132.3 million after-tax. Included in this gain is a net after-tax curtailment loss of $42 million related to pension and other post retirement benefit plan assets and liabilities associated with the Satellite Businesses. The purchase price is subject to adjustment based upon the final closing date financial statements, as discussed in “Commitments and Contingencies” below and in Note 20 to the consolidated financial statements.
In a separate, but related transaction, Hughes also sold to Boeing its 50% interest in HRL Laboratories LLC (“HRL”) for $38.5 million, which represented the net book value of Hughes’ interest in HRL at October 6, 2000.
During September 2000, Hughes Tele.com (India) Limited (“HTIL”) sold new common shares in a public offering in India. As a result of this transaction, Hughes’ equity interest was reduced from 44.7% to 29.1% and Hughes recorded a $23.3 million increase to “Capital stock and additional paid-in capital.”
On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued. Pursuant to an agreement with Japan Digital Broadcasting Services Inc. (now named Sky Perfect Communications, Inc. or “Sky Perfect”), qualified subscribers to the DIRECTV Japan service were offered the opportunity to migrate to the Sky Perfect service. DIRECTV Japan was paid a commission for each subscriber who actually migrated. Hughes also acquired a 6.6% interest in Sky Perfect. As a result, Hughes wrote-off its net investment in DIRECTV Japan of $164.6 million and accrued exit costs of $403.7 million and involuntary termination benefits of $14.5 million. Accrued exit costs consist of claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. The write-off and accrual were partially offset by the difference between the cost of the Sky Perfect shares acquired and the estimated fair value of the shares ($428.8 million), as determined by an independent appraisal, and by $40.2 million for anticipated contributions from other DIRECTV Japan shareholders. The net effect of the transaction was a charge to “Other, net” in the statement of operations of $170.6 million at March 31, 2000.
In the third quarter of 2001, $32.0 million of accrued exit costs were reversed as a credit adjustment to “Other, net.” In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to “Other, net” of $106.0 million. The adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and favorable settlements of various contracts and claims. About $29.7 million was paid for accrued exit costs and $6.8 million was paid for involuntary termination benefits during 2001. The amount remaining for accrued exit costs was $47.6 million at December 31, 2001. No amounts were remaining for involuntary termination benefits at December 31, 2001.
DIRECTV Japan employed approximately 290 personnel as of March 31, 2000, of which 244 were terminated during 2000. All remaining personnel were terminated in the first quarter of 2001.
In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of Hughes’ interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. In the third quarter of 2001 and fourth quarter of 2000, a portion of the decline in the value of the Sky Perfect investment was determined to be “other-than-temporary,”

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

resulting in a write-down of the carrying value of the investment by $212 million and $86 million, respectively. At December 31, 2001, the investment’s market value approximated its carrying value.
On January 13, 2000, Hughes announced the discontinuation of its mobile cellular and narrowband local loop product lines at HNS. As a result of this decision, Hughes recorded a fourth quarter 1999 pre-tax charge to continuing operations of $272.1 million. The charge represents the write-off of receivables and inventories, licenses, software and equipment with no alternative use.

Commitments and Contingencies

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for an arbitration process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest from the date of sale, the total amount of which has been provided for in Hughes’ financial statements. However, Boeing has submitted additional proposed adjustments, of which about $750 million remain unresolved. Hughes believes that these additional proposed adjustments are without merit and intends to vigorously contest the matter in the arbitration process which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated financial statements.
Additionally, as part of the sale of the satellite systems manufacturing businesses, Hughes retained liability for certain possible fines and penalties and the financial consequences of debarment associated with potential violations of U.S. Export control laws related to the business now owned by Boeing should the State Department impose such sanctions against the satellite systems manufacturing businesses. Hughes does not expect sanctions imposed by the State Department, if any, to have a material adverse effect on its consolidated financial statements.
In October 2001, Hughes reached a settlement with Raytheon on a purchase price adjustment related to the 1997 spin-off of Hughes’ defense electronics business and the subsequent merger of that business with Raytheon. Under the terms of the settlement, Hughes agreed to reimburse Raytheon $635.5 million of the original $9.5 billion purchase price. Hughes paid $500 million of the settlement amount in October 2001 and the remainder was paid subsequent to December 31, 2001. In the third quarter of 2001, Hughes recorded a decrease to “Capital stock and additional paid-in capital” of $574.2 million as a result of the settlement.
Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers, however Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact of satellite failure on Hughes’ ability to provide service. Where insurance costs related to known satellite anomalies are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is self-insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $699.3 million and the book value of the satellites that were self-insured was $668.5 million at December 31, 2001.
Hughes is contingently liable under standby letters of credit and bonds in the amount of $51.3 million at December 31, 2001 and has guaranteed up to $74.3 million of bank debt. Hughes has guaranteed a $55.4 million debt obligation of an investor in HTIL that matures in 2007. Hughes’ performance obligation related to this guarantee can be triggered by a default by the investor beginning in 2002 and thereafter. The remaining obligation is related to DLA and SurFin guarantees of non-consolidated local operating company debt and is due in variable amounts over the next five years. Additionally, in the event that certain transactions do not occur, DLA may be required to repurchase an interest in DLA at the option of a minority partner for $195 million in cash in 2003.

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

The Hughes Board of Directors has approved several benefit plans, triggered by a change-in- control, designed to provide benefits for the retention of about 240 key employees and also provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs. Upon a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed if an employee is identified for termination. A total of up to about $110 million for retention benefits will be paid, with approximately 50% paid at the time of a change-in-control and 50% paid up to 12 months following the date of a change-in-control. The amount of severance benefits to be paid will be based upon the decision to layoff employees, if any, following the date of a change-in-control. In addition, approximately 33.5 million employee stock options will vest upon a qualifying change-in-control and up to an additional 8.5 million employee stock options could vest if employees are laid off within one year of a change-in-control. For purposes of the above benefits and stock options, a successful completion of the Merger would qualify as a change-in-control.
At December 31, 2001, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $375.0 million, payable as follows: $92.8 million in 2002, $76.0 million in 2003, $49.3 million in 2004, $38.1 million in 2005, $32.8 million in 2006 and $86.0 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease rental income, were $59.7 million in 2001, $55.9 million in 2000 and $58.5 million in 1999.
At December 31, 2001, the minimum commitments under noncancelable satellite construction and launch contracts totaled $1,061.5 million.
In connection with the direct-to-home broadcast businesses, Hughes has commitments related to certain programming agreements which are variable based upon the number of underlying subscribers and market penetration rates. Minimum payments over the terms of applicable contracts are anticipated to be approximately $1.5 billion, payable as follows: $460.8 million in 2002, $258.2 million in 2003, $148.1 million in 2004, $149.3 million in 2005, $154.0 million in 2006 and $287.0 million thereafter.
As part of a series of agreements entered into with America Online, Inc. (“AOL”) on June 21, 1999, Hughes committed to spend up to approximately $1.5 billion in sales, marketing, development and promotion efforts in support of DirecPC®/AOL-Plus, DIRECTV®, DIRECTV™/AOL TV and DirecDuo™ products and services. At December 31, 2001, Hughes had spent approximately $500 million in support of these efforts. Consistent with the requirements of the agreements with AOL, additional funds will continue to be spent until the contractual spending limits have been satisfied or until applicable timeframes expire, which in some cases can be for periods of ten years or more.
See Note 20 to the consolidated financial statements for further discussion of the above matters and various legal proceedings and claims that could be material, individually or in the aggregate, to Hughes’ continuing operations or financial position.
PanAmSat is currently in negotiations to revise a customer’s sales-type lease agreements. Depending on the outcome of these negotiations, the sales-type lease agreements could be terminated and result in up to a $20 million non-cash charge in the statement of operations in the first quarter of 2002.
In March 2002, PanAmSat reached an agreement with an insurance carrier to settle a claim related to circuit failures suffered on the PAS-7 satellite in October 2001. PanAmSat anticipates receiving approximately $215.0 million in cash by the end of the second quarter of 2002 as a result of this settlement.

Certain Relationships and Related Party Transactions

Satellite Procurement Agreements.    Hughes is party to agreements with Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company (“HSC”), for the construction of six satellites with a total contract value of $1,772.5 million that were entered into prior to the sale of HSC to Boeing on October 6, 2000. Although Hughes believes the agreements are on commercially reasonable terms, there can be no assurance that Hughes will be able to procure satellites on similar terms in the future. At December 31, 2001, Hughes’ remaining obligation under these contracts was $575.4 million.

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

Income Taxes.    Hughes and its domestic subsidiaries join with GM in filing a consolidated U.S. federal income tax return. The terms of the current tax allocation agreement with GM generally require that Hughes provide for income taxes as if it filed on a separate return basis. At December 31, 2001, the balance sheet reflects deferred tax assets attributable to the future benefits from the utilization of certain foreign tax credits, alternative minimum tax credits and net operating losses of acquired subsidiaries available to be carried forward in the amounts of $61.4 million, $46.4 million, and $155.3 million, respectively.
Under the terms of a revised tax allocation agreement that will become effective upon the split-off of Hughes from GM, Hughes will generally be compensated by GM for those tax attributes that have been recorded on a separate return basis and previously utilized by GM in its consolidated federal tax returns. Foreign tax credits will be compensated by GM at the time Hughes would have benefited from the utilization of such credits on a separate return basis. Upon its split-off from GM, Hughes would be entitled to carry forward the alternative minimum tax credits and net operating losses as to which benefits have been recorded at December 31, 2001. Any federal net operating losses incurred after December 31, 2001 and prior to its split-off from GM which are not carried back will be compensated by GM shortly following the filing of the GM federal income tax return that includes the split-off date at a rate of 20% rather than the federal statutory rate of 35%.

New Accounting Standards

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 refines existing impairment accounting guidance and extends the use of this accounting to discontinued operations. SFAS No. 144 allows the use of discontinued operations accounting treatment for both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of the statement on January 1, 2002 is not expected to have an impact on Hughes’ consolidated results of operations or financial position.
In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually. All other intangible assets are amortized over their estimated useful lives. Hughes adopted SFAS No. 142 on January 1, 2002 which will require an assessment of goodwill and intangible assets acquired prior to July 1, 2001. Intangible assets that no longer qualify for separate accounting, if any, will be combined with goodwill. Management is currently assessing the impact of this provision of the standard on Hughes’ results of operations and financial position. Management estimates that as a result of the new standard, amortization expense of $216 million pre-tax ($195 million after-tax) associated with goodwill and intangible assets with indefinite lives will not be charged to the statement of operations in 2002.

Security Ratings

On January 16, 2002, Moody’s Investor Services (“Moody’s”) downgraded Hughes’ long-term debt rating from Ba1 to Ba3. The ratings action noted rising leverage at Hughes and stated that while there may be margin expansion resulting from continued growth in DIRECTV subscribers, this would be offset by losses at DLA, HNS, and DIRECTV Broadband. Moody’s added that if the announced merger with EchoStar did not receive regulatory approval, Hughes’ longer term funding issues would be easily remedied by the contractually-obligated sale of its approximately 81% stake in PanAmSat and the merger transaction break-up fee. Hughes remains on review for further possible downgrade. On October 30, 2001, Moody’s downgraded Hughes’ long-term debt rating from Baa2 to Ba1, subsequent to the EchoStar merger announcement. The ratings action cited weak operating performance, rising leverage, and the unlikelihood that Hughes could maintain an investment grade rating under any merger scenario.
On March 8, 2002, Standard and Poor’s Rating Services (“S&P”) downgraded Hughes’ long-term rating from BB+ to BB-, with the rating remaining on Credit Watch negative, pending the outcome of

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(continued)

the EchoStar merger. S&P also assigned a BB rating to Hughes’ $1,235.25 million credit facilities (also Credit Watch negative). S&P noted that the action was based on Hughes’ credit quality on a stand-alone basis if the EchoStar merger is not approved, with the ratings on Credit Watch negative because the corporate credit rating of a combined EchoStar/Hughes/PanAmSat would be B+ to BB-. On December 7, 2001, S&P downgraded Hughes’ long-term credit rating from BBB- to BB+. This ratings action noted that Hughes needs to deliver planned operating performance improvements to receive an investment grade rating, despite Hughes’ strong balance sheet in the event the EchoStar-Hughes merger does not receive regulatory approval.
Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due. Ratings below Baa3 and BBB- denote sub-investment grade status for Moody’s and S&P, respectively. Ratings in the Ba/BB range generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

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

General
Hughes’ cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of its equity investments. Hughes manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Hughes enters into derivative instruments only to the extent considered necessary to meet its risk management objectives, and does not enter into derivative contracts for speculative purposes.

Foreign Currency Risk
Hughes generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore is exposed to fluctuations in foreign currency exchange rates. Hughes’ objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, Hughes enters into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. By policy, Hughes maintains coverage between minimum and maximum percentages of its anticipated foreign exchange exposures. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair values of foreign exchange contracts and foreign currency denominated assets and liabilities would be a charge of $11.6 million and $3.5 million, net of taxes at December 31, 2001 and December 31, 2000, respectively.

Investments
Hughes maintains investments in publicly-traded common stock of unaffiliated companies and is therefore subject to equity price risk. These investments are classified as available-for-sale and, consequently, are reflected in Hughes’ consolidated balance sheets at fair value with unrealized gains or losses, net of taxes, recorded as part of accumulated other comprehensive income (loss), a separate component of stockholder’s equity. Declines in market value that are judged to be “other-than-temporary” are charged to “Other, net” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss). The fair values of the investments in such

HUGHES ELECTRONICS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS—(concluded)

common stock were $725.4 million and $973.9 million at December 31, 2001 and December 31, 2000, respectively, based on closing market prices. A 10% decline in the market price of these investments would cause the fair value of the investments in common stock to decrease by $72.5 million and $97.4 million at December 31, 2001 and December 31, 2000, respectively. No actions have been taken by Hughes to hedge this market risk exposure.

Interest Rate Risk
Hughes is subject to interest rate risk related to its outstanding debt of $2.6 billion at December 31, 2001, and $1.3 billion at December 31, 2000. As of December 31, 2001, debt consisted of PanAmSat’s fixed rate borrowings of $750.0 million, SurFin’s variable rate borrowings of $572.6 million, DLA’s variable rate borrowings of $450.0 million, Hughes’ variable rate borrowings of $750.0 million, and various other floating and fixed rate borrowings. Hughes is subject to fluctuating interest rates, which may adversely impact its results of operations and cash flows for its variable rate bank borrowings. At December 31, 2001, outstanding borrowings bore interest rates ranging from 2.75% to 12.37%. The potential fair market value loss resulting from a hypothetical 10% decrease in interest rates related to Hughes’ outstanding debt would be approximately $22.5 million and $25.4 million at December 31, 2001 and December 31, 2000, respectively.

Credit Risk
Hughes is exposed to credit risk in the event of non-performance by the counterparties to its foreign exchange contracts. While Hughes believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

*    *    *

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is included in Item 7, and is incorporated herein by reference.

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

Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of Hughes Electronics Corporation and issue reports thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management. The Independent Auditors’ Report appears on page 49.

The Board of Directors, through its Audit Committee, is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements and engaging the independent auditors. The Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities and to assess the effectiveness of internal control. It is management’s conclusion that internal control at December 31, 2001 provides reasonable assurance that the books and records reflect the transactions of the company and that established policies and procedures are complied with. To reinforce complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

/s/ HARRY J. PEARCE Harry J. Pearce Chairman of the Board of Directors	/s/ JACK A. SHAW Jack A. Shaw Chief Executive Officer and President	/s/ MICHAEL J. GAINES Michael J. Gaines Corporate Vice President and Chief Financial Officer

HUGHES ELECTRONICS CORPORATION

AUDIT COMMITTEE REPORT

The Audit Committee of the Hughes Electronics Corporation Board of Directors (the Committee) is composed of four independent directors and operates under a written charter adopted by the Board of Directors. The members of the Committee are T. E. Everhart (Chair), J. M. Cornelius, P. A. Lund, and A. C. Sikes. The Committee recommends to the Board of Directors the selection of Hughes’ independent auditors.

Management is responsible for internal control and the financial reporting process. The independent auditors are responsible for performing an independent audit of Hughes’ consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to issue a report thereon. The Committee’s responsibility is to monitor and oversee these processes.

In this context, the Committee has met and held discussions with management and the independent auditors. Management represented to the Committee that Hughes’ consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Committee has reviewed and discussed the audited consolidated financial statements with management and the independent auditors. The Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No.61 (Communication with Audit Committees).

Hughes’ independent auditors also provided to the Committee the written disclosures required by Independence Standards Board Standard No.1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent auditors that firm’s independence.

Based upon the Committee’s discussions with management and the independent auditors and the Committee’s review of the representation of management and the report of the independent auditors to the Committee, the Committee recommended that the Board of Directors include the audited consolidated financial statements in Hughes’ Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

/s/    T. E. Everhart, Chair
/s/    J. M. Cornelius
/s/    P. A. Lund
/s/    A. C. Sikes

HUGHES ELECTRONICS CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Hughes Electronics Corporation:

We have audited the accompanying Consolidated Balance Sheets of Hughes Electronics Corporation as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss), Consolidated Statements of Changes in Stockholder’s Equity and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14. These financial statements and the financial statement schedule are the responsibility of Hughes Electronics Corporation’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hughes Electronics Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Los Angeles, California
January 15, 2002
(March 7, 2002 as to Note 21)

HUGHES ELECTRONICS CORPORATION

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS AND
AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)

	Years Ended December 31,
	2001	2000	1999
	(Dollars in Millions)
Revenues
Direct broadcast, leasing and other services	$7,202.3	$6,262.2	$4,550.8
Product sales	1,059.7	1,025.4	1,009.5

Total Revenues	8,262.0	7,287.6	5,560.3

Operating Costs and Expenses
Broadcast programming and other costs	3,254.2	2,812.8	2,039.0
Cost of products sold	900.2	815.1	961.6
Selling, general and administrative expenses	3,717.7	3,065.7	2,295.3
Depreciation and amortization	1,147.7	948.1	678.9

Total Operating Costs and Expenses	9,019.8	7,641.7	5,974.8

Operating Loss	(757.8)	(354.1)	(414.5)
Interest income	56.7	49.3	27.0
Interest expense	(195.9)	(218.2)	(122.7)
Other, net	(92.7)	(292.6)	(149.8)

Loss From Continuing Operations Before Income Taxes, Minority Interest sand Cumulative Effect of Accounting Change	(989.7)	(815.6)	(660.0)
Income tax benefit	325.6	406.1	236.9
Minority interests in net losses of subsidiaries	49.9	54.1	32.0

Loss from continuing operations before cumulative effect of accounting change	(614.2)	(355.4)	(391.1)
Income from discontinued operations, net of taxes	—	36.1	99.8
Gain on sale of discontinued operations, net of taxes	—	1,132.3	—

Income (Loss) before cumulative effect of accounting change	(614.2)	813.0	(291.3)
Cumulative effect of accounting change, net of taxes	(7.4)	—	—

Net Income (Loss)	(621.6)	813.0	(291.3)
Adjustment to exclude the effect of GM purchase accounting	3.3	16.9	21.0

Earnings (Loss) excluding the effect of GM purchase accounting adjustment	(618.3)	829.9	(270.3)
Preferred stock dividends	(96.4)	(97.0)	(50.9)

Earnings (Loss) Used for Computation of Available Separate Consolidated Net Income (Loss)	$(714.7)	$732.9	$(321.2)

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors Class H Common Stock outstanding (in millions) (Numerator)	876.3	681.2	374.1
Average Class H dividend base (in millions) (Denominator)	1,300.0	1,297.0	1,255.5
Available Separate Consolidated Net Income (Loss)	$(481.8)	$384.9	$(95.7)

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$700.1	$1,508.1
Accounts and notes receivable, net of allowances of $113.6 and $88.3	1,090.5	1,253.0
Contracts in process	153.1	186.0
Inventories	360.1	338.0
Deferred income taxes	118.9	89.9
Prepaid expenses and other	918.4	778.7

Total Current Assets	3,341.1	4,153.7
Satellites, net	4,806.6	4,230.0
Property, net	2,197.8	1,707.8
Net Investment in Sales-type Leases	227.0	221.1
Intangible Assets, net	7,156.8	7,151.3
Investments and Other Assets	1,480.8	1,815.4

Total Assets	$19,210.1	$19,279.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,227.5	$1,224.2
Deferred revenues	178.5	137.6
Short-term borrowings and current portion of long-term debt	1,658.5	24.6
Accrued liabilities and other	1,342.0	1,304.5

Total Current Liabilities	4,406.5	2,690.9

Long-Term Debt	988.8	1,292.0
Other Liabilities and Deferred Credits	1,465.1	1,647.3
Deferred Income Taxes	746.5	769.3
Commitments and Contingencies
Minority Interests	531.3	553.7
Stockholder’s Equity
Capital stock and additional paid-in capital	9,561.2	9,973.8
Preferred stock	1,498.4	1,495.7
Retained earnings (deficit)	(86.4)	631.6

Subtotal Stockholder’s Equity	10,973.2	12,101.1

Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	(17.3)	(16.1)
Accumulated unrealized gains on securities	192.6	257.0
Accumulated foreign currency translation adjustments	(76.6)	(15.9)

Accumulated other comprehensive income	98.7	225.0

Total Stockholder’s Equity	11,071.9	12,326.1

Total Liabilities and Stockholder’s Equity	$19,210.1	$19,279.3

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Capital Stock and Additional Paid-In Capital	Preferred Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity	Comprehensive Income (Loss)
	(Dollars in Millions)

Balance at December 31, 1998	$8,146.1		$257.8	$8.3	$8,412.2
Net Loss			(291.3)		(291.3)	$(291.3)
Preferred stock		$1,487.5	(2.5)		1,485.0
Preferred stock dividends			(48.4)		(48.4)
GM Class H common stock acquired by Hughes and retired by GM	(11.1)				(11.1)
Stock options exercised	114.4				114.4
Shares issued in connection with acquisitions	1,506.7				1,506.7
Tax benefit from exercise of GM Class H common stock options	53.4				53.4
Minimum pension liability adjustment				(0.5)	(0.5)	(0.5)
Foreign currency translation adjustments				11.0	11.0	11.0
Unrealized gains on securities				449.9	449.9	449.9

Comprehensive income						$169.1

Balance at December 31, 1999	9,809.5	1,487.5	(84.4)	468.7	11,681.3
Net Income			813.0		813.0	$813.0
Preferred stock		8.2	(3.2)		5.0
Preferred stock dividends			(93.8)		(93.8)
Stock options exercised	78.4				78.4
Tax benefit from exercise of GM Class H common stock options	62.3				62.3
Subsidiary common stock issued in connection with acquisition and other	23.6				23.6
Minimum pension liability adjustment				(8.8)	(8.8)	(8.8)
Foreign currency translation adjustments				(25.9)	(25.9)	(25.9)
Unrealized loss on securities				(209.0)	(209.0)	(209.0)

Comprehensive income						$569.3

Balance at December 31, 2000	9,973.8	1,495.7	631.6	225.0	12,326.1
Net Loss			(621.6)		(621.6)	$(621.6)
Preferred stock		2.7	(2.7)
Preferred stock dividends			(93.7)		(93.7)
Stock options exercised	31.5				31.5
Tax benefit from exercise of GM Class H common stock options	7.1				7.1
Adjustment related to Raytheon purchase price settlement	(574.2)				(574.2)
Subsidiary common stock issued in connection with acquisition and other	123.0				123.0
Minimum pension liability adjustment				(1.2)	(1.2)	(1.2)
Foreign currency translation adjustments				(60.7)	(60.7)	(60.7)
Cumulative effect of accounting change				0.4	0.4	0.4
Unrealized gains (losses) on securities and derivatives:
Unrealized holding losses				(121.4)	(121.4)	(121.4)
Less: reclassification adjustment for net losses recognized during the period				56.6	56.6	56.6

Comprehensive income						$(747.9)

Balance at December 31, 2001	$9,561.2	$1,498.4	$(86.4)	$98.7	$11,071.9

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(Dollars in Millions)
Cash Flows from Operating Activities
Loss from continuing operations before cumulative effect of accounting change	$(614.2)	$(355.4)	$(391.1)
Adjustments to reconcile loss from continuing operations before cumulative effect of accounting change to net cash provided by operating activities
Depreciation and amortization	1,147.7	948.1	678.9
Equity losses from unconsolidated affiliates	61.3	164.2	189.2
Loss on disposal of assets	15.3	14.6	2.7
Net gain from sale of investments	(130.6)	—	(30.0)
Gross profit on sales-type leases	(32.7)	(136.4)	—
Loss on discontinuation of DIRECTV Japan business and write down of Sky Perfect investment	180.0	128.4	—
Deferred income taxes and other	93.3	377.1	260.3
Loss on discontinuation of wireless product lines	—	—	272.1
Change in other operating assets and liabilities
Accounts and notes receivable	49.9	(164.4)	35.0
Inventories	(19.8)	(101.9)	(38.7)
Prepaid expenses and other	(23.3)	5.3	(494.0)
Accounts payable	(320.8)	162.0	101.4
Accrued liabilities	(100.7)	(132.1)	59.6
Other	(115.1)	181.2	(265.9)

Net Cash Provided by Operating Activities	190.3	1,090.7	379.5

Cash Flows from Investing Activities
Investment in companies, net of cash acquired	(287.8)	(181.2)	(2,443.7)
Expenditures for property	(799.4)	(939.0)	(506.4)
Expenditures for satellites	(944.1)	(777.1)	(789.4)
Investment in convertible bonds	—	—	(244.7)
Early buy-out of satellite sale-leasebacks	—	—	(245.4)
Proceeds from sale of investments	204.9	4,040.3	—
Proceeds from insurance claims	132.4	36.2	272.0
Other, net	(47.2)	31.6	15.8

Net Cash Provided by (Used in) Investing Activities	(1,741.2)	2,210.8	(3,941.8)

Cash Flows from Financing Activities
Net increase (decrease) in notes and loans payable	1,187.4	(496.6)	343.0
Long-term debt borrowings	1,642.6	5,262.2	8,165.6
Repayment of long-term debt	(1,515.2)	(5,591.5)	(7,494.4)
Net proceeds from issuance of preferred stock	—	—	1,485.0
Stock options exercised	21.8	70.1	114.4
Purchase and retirement of GM Class H common stock	—	—	(11.1)
Preferred stock dividends paid to General Motors	(93.7)	(93.8)	(25.0)
Partial payment of Raytheon settlement	(500.0)	—	—

Net Cash Provided by (Used in) Financing Activities	742.9	(849.6)	2,577.5

Net cash provided by (used in) continuing operations	(808.0)	2,451.9	(984.8)
Net cash used in discontinued operations	—	(1,182.0)	(119.0)

Net increase (decrease) in cash and cash equivalents	(808.0)	1,269.9	(1,103.8)
Cash and cash equivalents at beginning of the year	1,508.1	238.2	1,342.0

Cash and cash equivalents at end of the year	$700.1	$1,508.1	$238.2

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Basis of Presentation and Description of Business

Hughes Electronics Corporation (“Hughes Electronics” or “Hughes”) is a wholly-owned subsidiary of General Motors Corporation (“GM”). The GM Class H common stock tracks the financial performance of Hughes.
Hughes is a leading provider of digital entertainment, information and communication services and satellite-based private business networks. Hughes is the world’s leading digital multi-channel entertainment service provider with its programming distribution service known as DIRECTV®, which was introduced in the U.S. in 1994 and was the first high-powered, all digital, direct-to-home television distribution service in North America. DIRECTV began service in Latin America in 1996. DIRECTV Broadband, Inc. (“DIRECTV Broadband”), formerly known as Telocity Delaware, Inc. (“Telocity”), which was acquired by Hughes in April 2001, provides digital subscriber line (“DSL”) services purchased from wholesale providers. Hughes is also the owner and operator of the largest commercial satellite fleet in the world through its approximately 81% owned subsidiary, PanAmSat Corporation (“PanAmSat”). Hughes is also a leading provider of broadband services and products, including satellite wireless communications ground equipment and business communications services. Hughes’ equipment and services are applied in, among other things, data, video and audio transmission, cable and network television distribution, private business networks, digital cellular communications and direct-to-home satellite broadcast distribution of television programming.
Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the satellite systems manufacturing businesses (“Satellite Businesses”), which were sold to The Boeing Company (“Boeing”) on October 6, 2000, are excluded from Hughes’ results from continuing operations for 2000 and prior years presented herein. Alternatively, the financial results are presented in Hughes’ Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled “Income from discontinued operations, net of taxes” and the net cash flows are presented in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.” See further discussion in Note 17.
The accompanying consolidated financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from purchase accounting adjustments associated with GM’s purchase of Hughes in 1985, with certain amounts allocated to the Satellite Businesses.

Merger Transaction
On October 28, 2001, Hughes and GM, together with EchoStar Communications Corporation (“EchoStar”), announced the signing of definitive agreements that provide for the split-off of Hughes (or a company holding all of the capital stock of Hughes) from GM and the combination of the Hughes business with EchoStar by means of a merger (the “Merger”). The surviving entity is sometimes referred to as New EchoStar. The Merger is subject to a number of conditions and no assurances can be given that the transactions will be completed. See further discussion of the Merger in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions, Investments and Divestitures—Merger Transaction.” The financial and other information regarding Hughes contained in this Annual Report do not give any effect to or make any adjustment for the anticipated completion of the Merger.
The split-off of Hughes from GM would occur by means of a distribution to the holders of GM Class H common stock of one share of Class C common stock of a Hughes holding company (that will own all of the stock of Hughes at the time of the split-off) in exchange for each share of GM Class H common stock held immediately prior to the split-off. Immediately following the split-off, the businesses of Hughes and EchoStar would be combined in the Hughes/EchoStar merger to form New EchoStar. Each share of the Hughes holding company Class C common stock would remain outstanding and become a share of Class C common stock of New EchoStar. Holders of Class A and Class B common stock of EchoStar would receive about 1.3699 shares of stock of the merged entity in exchange for each share of EchoStar Class A or Class B common stock held prior to the Hughes/EchoStar merger.
The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1 2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended. The GM $1 2/3 par value common stock would remain outstanding and would be GM’s only class of common stock after the transactions.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

As part of the transactions, GM would receive a dividend from Hughes of up to $4.2 billion in cash, and its approximately 30% retained economic interest in Hughes would be reduced by a commensurate amount. Following these transactions, subject to Internal Revenue Service (“IRS”) approval, and based on a number of assumptions, including the potential issuance or distribution of up to 100 million shares of GM Class H common stock or New EchoStar Class C common stock in exchange for certain debt of GM, GM currently may retain an interest in the merged entity. The $4.2 billion dividend to GM will be financed by Hughes through new and existing credit facilities or other borrowings.
The transactions are subject to a number of conditions, including approval by a majority of each class of GM stockholders—GM $1 2/3 and GM Class H—voting both separately as distinct classes and also voting together as a single class based on their respective per share voting power. The proposed transactions also are subject to anti-trust clearance and approval by the Federal Communications Commission. In addition, the transactions are contingent upon the receipt of a favorable ruling from the IRS that the separation of Hughes from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes. The transactions are currently expected to close in the second half of 2002.
GM, Hughes, and EchoStar have agreed that, in the event that the transactions do not occur because certain specified regulatory-related conditions have not been satisfied, EchoStar will be required to pay Hughes a $600 million termination fee and if the merger agreement is terminated for failure to obtain specified regulatory clearances or financing to complete the merger, purchase Hughes’ interest in PanAmSat for an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. The proceeds from the termination fee and the sale of Hughes’ PanAmSat interest would result in the recognition of a gain that would be material to Hughes’ financial position and results of operations. Cash proceeds, net of income taxes, would be retained by Hughes and used to repay certain outstanding borrowings and fund future operating requirements.

Note 2:    Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying financial statements are presented on a consolidated basis and include the accounts of Hughes and its domestic and foreign subsidiaries that are more than 50% owned or controlled by Hughes after elimination of intercompany accounts and transactions. Hughes allocates losses to minority interests only to the extent of a minority investor’s investment in a subsidiary.

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

Revenue Recognition
Revenues are generated from sales of direct-to-home broadcast subscriptions, the sale of DSL services, the sale of transponder capacity and related services through outright sales, sales-type leases and operating lease contracts, and sales of communications equipment and services.
Sales are generally recognized as products are shipped or services are rendered. Direct-To-Home subscription revenues and pay-per-view services are recognized when programming is broadcast to subscribers. Programming payments received from subscribers in advance of the broadcast are recorded as deferred revenues until earned.
Advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal on DIRECTV are deferred and recognized as revenue using the straight-line method over the related contract term. Equity instruments are recorded at fair value based on quoted market prices or appraised values when received.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Satellite transponder lease contracts qualifying for capital lease treatment (typically based on the term of the lease) are accounted for as sales-type leases, with revenues recognized equal to the net present value of the future minimum lease payments. Upon entering into a sales-type lease, the cost basis of the transponder is charged to cost of products sold. The portion of each periodic lease payment deemed to be attributable to interest income is recognized in each respective period. Contracts for sales of transponders typically include telemetry, tracking and control (“TT&C”) service agreements. Revenues related to TT&C service agreements are recognized as the services are performed.
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
Hughes has from time to time entered into agreements for the sale and leaseback of certain of its satellite transponders. However, as a result of early buy-out transactions described in Note 4, no obligations under sale-leaseback agreements remain at December 31, 2001. Prior to the completion of the early buy-out transactions, the leasebacks were classified as operating leases and, therefore, the capitalized cost and associated depreciation related to satellite transponders sold were not included in the accompanying consolidated financial statements. Gains resulting from the sale-leaseback transactions were deferred and amortized over the leaseback period. Leaseback expense was recorded using the straight-line method over the term of the lease, net of amortization of the deferred gains. Differences between operating leaseback payments made and expense recognized were deferred and included in other liabilities and deferred credits.

Subscriber Acquisition Costs
Subscriber acquisition costs consist of consumer promotional offers, such as the cost of subsidizing the consumers purchase of DIRECTV™ receiving equipment, subsidizing installation and programming, dealer commissions, print and television advertising, and subsidies paid to manufacturers of DIRECTV receiving equipment. The costs associated with advertising are expensed as services are provided. Promotional offers and manufacturer subsidies are expensed as incurred. Generally, dealer commissions are recognized on a straight-line basis over a one-year period. Dealers earn a pro-rata portion of the commission each month during the first year from the date of initial customer activation as long as a customer remains connected to the DIRECTV service. DIRECTV receiving equipment and installation costs are expensed as incurred or, when a contractual commitment exists, deferred and amortized over the related customer contract period, which is generally one-year. Subscriber acquisition costs are included in “Selling, general and administrative expenses” in the statement of operations. The deferred portion of the costs are included in “Prepaid expenses and other” in the balance sheet.

Cash Flows
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.
Net cash from operating activities includes cash payments made for interest of $268.4 million, $312.9 million and $174.6 million in 2001, 2000 and 1999, respectively. Net cash refunds received by Hughes for prior year income taxes amounted to $310.7 million, $290.5 million and $197.2 million in 2001, 2000 and 1999, respectively.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Contracts in Process
Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Engineering, tooling, manufacturing, and applicable overhead costs, including administrative, research and development and selling expenses, are charged to costs and expenses when incurred. Amounts billed under retainage provisions of contracts are not significant. Advances offset against contract related receivables amounted to $37.6 million and $93.0 million at December 31, 2001 and 2000, respectively.

Inventories
Inventories are stated at the lower of cost or market principally using the average cost method.

Major Classes of Inventories	2001	2000
	(Dollars in Millions)
Productive material and supplies	$58.3	$89.5
Work in process	118.6	128.3
Finished goods	183.2	120.2

Total	$360.1	$338.0

Property, Satellites and Depreciation
Property and satellites are carried at cost. Satellite costs include construction costs, launch costs, launch insurance and capitalized interest. Capitalized customer leased set-top box costs include the cost of hardware and installation. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

Intangible Assets
Goodwill, which represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and intangible assets are amortized using the straight-line method over periods not exceeding 40 years. As discussed below, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, Hughes will cease amortization of goodwill and intangible assets with indefinite lives.

Broadcast Programming Rights
The cost of television programming broadcast rights are recognized as programming is broadcast. The costs of rights to distribute live sporting events are charged to expense using the straight-line method as the events occur over the course of the season or tournament. These costs are included in “Broadcast programming and other costs” in the statement of operations.

Software Development Costs
Other assets include certain software development costs capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalized software development costs at December 31, 2001 and 2000, net of accumulated amortization of $147.8 million and $125.2 million, respectively, totaled $85.1 million and $74.5 million, respectively. The software is amortized using the greater of the units of revenue method or the straight-line method over its estimated useful life, not in excess of five years. Software program reviews are conducted to ensure that capitalized software development costs are properly treated and costs associated with programs that are not generating revenues are appropriately written-off.

Valuation of Long-Lived Assets
Hughes evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

Foreign Currency
Some of Hughes’ foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of stockholder’s equity. Hughes also holds foreign currency denominated equity investments for which translation adjustments are also recorded as part of OCI.
Hughes also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently, in the statement of operations.

Financial Instruments and Investments
Hughes maintains investments in equity securities of unaffiliated companies. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of OCI. Hughes continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” Hughes considers, among other factors; the magnitude and duration of the decline; the financial health of and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and Hughes’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount recognized in the statement of operations as part of “Other, net.”
Non-marketable equity securities are carried at cost. Investments in which Hughes owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in Hughes recognizing investee earnings or losses in excess of its ownership percentage.
The carrying value of cash and cash equivalents, accounts and notes receivable, investments and other assets, accounts payable, amounts included in accrued liabilities and other meeting the definition of a financial instrument and debt approximated fair value at December 31, 2001 and 2000.
Hughes carries all derivative financial instruments on the balance sheet at fair value based on quoted marked prices. Hughes uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. The ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value are immediately recognized in the statement of operations in “Other, net.” Hughes assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective.
The net deferred gain from effective cash flow hedges in OCI of $0.7 million at December 31, 2001 is expected to be recognized in earnings during the next twelve months.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Stock Compensation
Hughes issues GM Class H common stock options to employees with grant prices equal to the fair value of the underlying security at the date of grant. No compensation cost has been recognized for options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. See Note 12 for information regarding the pro forma effect on earnings of recognizing compensation cost based on the estimated fair value of the stock options granted, as required by SFAS No. 123, Accounting for Stock-Based Compensation.
Compensation expense related to stock awards is recognized ratably over the vesting period and, where required, periodically adjusted to reflect changes in the stock price of the underlying security.

Product and Service Related Expenses
Advertising and research and development costs are expensed as incurred. Advertising expenses were $126.6 million in 2001, $108.3 million in 2000 and $115.8 million in 1999. Expenditures for research and development were $85.8 million in 2001, $104.5 million in 2000 and $98.8 million in 1999.

Market Concentrations and Credit Risk
Hughes provides services and extends credit to a number of wireless communications equipment customers and to a large number of consumers. Management monitors its exposure to credit losses and maintains allowances for anticipated losses.

Accounting Changes
Hughes adopted SFAS No. 141, Business Combinations, on July 1, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the amortization of goodwill and intangible assets with indefinite lives acquired thereafter. The adoption of SFAS No. 141 did not have a significant impact on Hughes’ consolidated results of operations or financial position.
Hughes adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. SFAS No. 133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) and an after-tax unrealized gain of $0.4 million in OCI.
In September 1999, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue 99-10 (“EITF 99-10”), Percentage Used to Determine the Amount of Equity Method Losses. EITF 99-10 addresses the percentage of ownership that should be used to compute equity method losses when the investment has been reduced to zero and the investor holds other securities of the investee. EITF 99-10 requires that equity method losses should not be recognized solely on the percentage of common stock owned; rather, an entity-wide approach should be adopted. Under such an approach, equity method losses must be recognized based on the ownership level that includes other equity securities (e.g., preferred stock) and loans/advances to the investee or based on the change in the investor’s claim on the investee’s book value. Hughes adopted EITF 99-10 during the third quarter of 1999 which resulted in Hughes recording a higher percentage of DIRECTV Japan’s losses subsequent to the effective date of September 23, 1999. The unfavorable impact of adopting EITF 99-10 was $39.0 million after-tax.

New Accounting Standards
In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 refines existing impairment accounting guidance and extends the use of this accounting to discontinued operations. SFAS No. 144 allows the use of discontinued operations accounting treatment for both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of the statement on January 1, 2002 is not expected to have an impact on Hughes’ consolidated results of operations or financial position.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually. All other intangible assets are amortized over their estimated useful lives. Hughes adopted SFAS No. 142 on January 1, 2002 which will require an assessment of goodwill and intangible assets acquired prior to July 1, 2001. Intangible assets that no longer qualify for separate accounting, if any, will be combined with goodwill. Management is currently assessing the impact of this provision of the standard on Hughes’ results of operations and financial position. Management estimates that as a result of the new standard, amortization expense of $216 million pre-tax ($195 million after-tax) associated with goodwill and intangible assets with indefinite lives will not be charged to the statement of operations in 2002.

Reclassifications
Certain prior year amounts have been reclassified to conform to the 2001 presentation.

Note 3:    Property and Satellites, Net

	Estimated Useful Lives (years)	2001	2000
		(Dollars in Millions)
Land and improvements	7–30	$54.4	$45.5
Buildings and leasehold improvements	2–40	290.9	189.1
Machinery and equipment	2–23	1,627.2	1,105.4
Customer leased set-top boxes	4–7	969.5	778.3
Furniture, fixtures and office machines	3–15	128.6	109.7
Construction in progress	—	450.8	386.0

Total		3,521.4	2,614.0
Less accumulated depreciation		1,323.6	906.2

Property, net		$2,197.8	$1,707.8

Satellites	12–16	$6,215.4	$5,263.8
Less accumulated depreciation		1,408.8	1,033.8

Satellites, net		$4,806.6	$4,230.0

Hughes capitalized interest costs of $76.3 million, $82.4 million and $65.1 million during 2001, 2000 and 1999, respectively, as part of the cost of its satellites under construction.

Note 4:    Leasing Activities

Future minimum payments due from customers under sales-type leases and related service agreements, and noncancelable satellite transponder operating leases as of December 31, 2001 are as follows:

	Sales-Type Leases
	Minimum Lease Payments	Service Agreement Payments	Operating Leases
	(Dollars in Millions)
2002	$47.0	$4.0	$718.2
2003	47.0	4.0	644.3
2004	45.5	3.7	606.8
2005	43.3	3.4	556.1
2006	28.6	1.2	516.0
Thereafter	169.3	5.2	2,398.5

Total	$380.7	$21.5	$5,439.9

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The components of the net investment in sales-type leases are as follows:

	2001	2000
	(Dollars in Millions)
Total minimum lease payments	$380.7	$382.6
Less unearned interest income and allowance for doubtful accounts	128.8	136.5

Total net investment in sales-type leases	251.9	246.1
Less current portion	24.9	25.0

Total long-term net investment in sales-type leases	$227.0	$221.1

In 1999, PanAmSat exercised early buy-out options on transponders leased under sale-leaseback agreements for $245.4 million in cash and $124.1 million of assumed debt. As a result, all deferred gains on sale-leaseback transactions were eliminated.

Note 5:    Intangible Assets

At December 31, 2001 and 2000, Hughes had $6,500.3 million and $6,443.9 million, respectively, of goodwill, net of accumulated amortization. Accumulated amortization for goodwill was $700.0 million and $499.5 million at December 31, 2001 and 2000, respectively. Goodwill is amortized over 7 to 40 years. Hughes also had, net of accumulated amortization, $656.5 million and $707.4 million of intangible assets at December 31, 2001 and 2000, respectively, which are amortized over 2 to 40 years. Accumulated amortization for intangible assets was $182.2 million and $111.3 million at December 31, 2001 and 2000, respectively. Intangible assets consist mainly of Federal Communications Commission licenses, customer lists and dealer networks.
As discussed in Note 2, Hughes will cease amortization of goodwill and intangible assets with indefinite lives with the adoption of SFAS No. 142 on January 1, 2002.

Note 6:    Investments

Investments in marketable equity securities stated at current fair value and classified as available-for-sale totaled $725.4 million and $973.9 million at December 31, 2001 and 2000, respectively. Accumulated unrealized pre-tax holding gains recorded as part of OCI were $323.1 million and $433.6 million as of December 31, 2001 and 2000, respectively. During 2001, Hughes recognized other-than-temporary declines in certain marketable equity investments, which resulted in a charge of $226.1 million. Hughes also recognized a gain of $130.6 million from the sale of certain marketable equity securities during 2001. The net amount of gains and losses realized from the write-down of investments is reflected as a reclassification adjustment in OCI and included in the statement of operations in “Other, net.”
Aggregate investments in affiliated companies, including advances and loans, accounted for under the equity method at December 31, 2001 and 2000, amounted to $54.9 million and $121.1 million, respectively.

Note 7:    Accrued Liabilities and Other

	2001	2000
	(Dollars in Millions)
Payroll and other compensation	$216.8	$231.0
Provision for consumer finance and rebate programs	110.6	125.6
Exit costs and other liabilities related to discontinued businesses	386.3	386.5
Programming contract liabilities	106.3	90.7
Other	522.0	470.7

Total	$1,342.0	$1,304.5

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Included in Other Liabilities and Deferred Credits is a provision for long-term programming contracts with above-market rates, established as part of the United States Satellite Broadcasting Company, Inc. (“USSB”) and PRIMESTAR acquisitions discussed in Note 17, which totaled $430.1 million and $536.6 million at December 31, 2001 and December 31, 2000, respectively.
During 2001, Hughes announced a nearly 10% reduction of its approximately 7,900 employees, excluding DIRECTV customer service representatives, located in the United States. As a result 750 employees, across all business disciplines, were given notification of termination that resulted in a charge to operations of $87.5 million. Of that charge, $80.0 million related to employee severance benefits and $7.5 million was for other costs primarily related to a remaining lease obligation associated with excess office space and employee equipment. As of December 31, 2001, 668          employees had been terminated with the remaining employees expected to be terminated in the first quarter of 2002. The remaining accrual for employee severance and other costs amounted to $32.7 million and $4.7 million, respectively, at December 31, 2001.

Note 8:    Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at December 31, 2001	2001	2000
		(Dollars in Millions)
Revolving credit facilities	3.49%	$450.0
Other short-term borrowings	4.18%– 11.50%	16.4	$3.4
Current portion of long-term debt	2.75%– 7.23%	1,192.1	21.2

Total short-term borrowings and current portion of long-term debt		$1,658.5	$24.6

Long-Term Debt

	Interest Rates at December 31, 2001	2001	2000
		(Dollars in Millions)
Notes payable	2.75%– 6.88%	$796.5	$817.7
Credit facilities	2.99%– 3.29%	1,322.6	464.9
Other debt	3.04%–12.37%	61.8	30.6

Total debt		2,180.9	1,313.2
Less current portion		1,192.1	21.2

Total long-term debt		$988.8	$1,292.0

Notes Payable.    In July 1999, in connection with the early buy-out of a satellite sale-leaseback, PanAmSat assumed $124.1 million of variable rate notes of which $46.5 million was outstanding at December 31, 2001. The weighted average interest rate on the notes was 2.75% at December 31, 2001. The notes were repaid in January 2002.
PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for these notes as of December 31, 2001 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually.
Credit Facilities.    On January 5, 2001, DIRECTV Latin America, LLC (“DLA”) entered into a $450.0 million revolving credit facility. This facility provides for a commitment through the earlier of July 5, 2002 or the date of receipt of the cash proceeds from the issuance of any debt or equity security of DLA. Borrowings under the credit facility bear interest at a rate based on the London Interbank Offer Rate

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(“LIBOR”) plus an indicated spread. As of December 31, 2001, the facility was fully drawn, with borrowings outstanding under the revolving credit facility bearing a weighted average interest rate of 3.49%.
As of December 31, 2001, Hughes had a $750.0 million multi-year unsecured revolving credit facility. Borrowings under the facility bear interest based on a spread to the then-prevailing LIBOR. The multi-year credit facility provides for a commitment of $750.0 million through December 5, 2002. As of December 31, 2001, the facility was fully drawn, with borrowings outstanding under the revolving credit facility bearing a weighted average interest rate of 2.99%.
On October 1, 2001, Hughes entered into a $2,000 million revolving credit facility with General Motors Acceptance Corporation (“GMAC”). The facility is split into two loan tranches: a $1,500 million tranche secured by a cash deposit from Huges of up to $1,500 million and a $500 million unsecured tranche. This facility provides for a commitment through September 30, 2002, and is renewable for up to six additional months at Hughes’ option. Borrowings under the secured portion of the facility are only available up to the amount of cash collateral provided. Access to the unsecured portion of the facility is conditioned upon GMAC’s receipt of the cash deposit. Borrowings under the unsecured portion of the facility bear an interest rate based on GMAC’s cost of funds plus 1.75%. As of December 31, 2001, no cash collateral had been provided to GMAC and the facility was unavailable for loans.
At December 31, 2001, PanAmSat maintained a $500.0 million multi-year unsecured revolving credit facility. The facility provides for a commitment through December 24, 2002. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus a spread based on PanAmSat’s credit rating. No amounts were outstanding under the facility at December 31, 2001.
At December 31, 2001, SurFin Ltd. (“SurFin”) had unsecured revolving credit facilities of $400.0 million and $212.5 million that expire in June 2002 and September 2003, respectively. Borrowings under the credit facilities bear interest at various rates based on LIBOR plus an indicated spread. $392.0 million was outstanding under the $400.0 million credit facility at December 31, 2001, with borrowings bearing a weighted average interest rate of 3.18%. $180.6 million was outstanding under the $212.5 million credit facility at December 31, 2001. The weighted average interest rate on these borrowings was 3.29% at December 31, 2001.
Other.    $78.2 million in other short-term and long-term debt, related primarily to DLA and Hughes Network Systems’ (“HNS”) international subsidiaries, were outstanding at December 31, 2001, bearing fixed and floating rates of interest of 3.04% to 12.37%. Principal on these borrowings is due in varying amounts through 2007.
The aggregate maturities of long-term debt for the five years subsequent to December 31, 2001 are $1,192.1 million in 2002, $385.1 million in 2003, $9.8 million in 2004, $283.4 million in 2005, $2.0 million in 2006 and $308.5 in 2007 and thereafter.
See Note 21 for a discussion of financing activities subsequent to December 31, 2001.

Note 9:    Income Taxes

The income tax benefit is based on the reported loss from continuing operations before income taxes, minority interests and cumulative effect of accounting change. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.
Hughes and its domestic subsidiaries join with GM in filing a consolidated U.S. federal income tax return. The portion of the consolidated income tax liability or receivable recorded by Hughes is generally equivalent to the amount that would have been recorded on a separate return basis.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The income tax benefit consisted of the following:

	2001	2000	1999
	(Dollars in Millions)
Taxes currently payable (refundable):
U.S. federal	$(422.2)	$(757.9)	$(406.5)
Foreign	54.8	31.6	30.1
State and local	(54.1)	(52.0)	(24.2)

Total	(421.5)	(778.3)	(400.6)

Deferred tax liabilities (assets):
U.S. federal	89.9	361.0	185.0
State and local	6.0	11.2	(21.3)

Total	95.9	372.2	163.7

Total income tax benefit	$(325.6)	$(406.1)	$(236.9)

Loss from continuing operations before income taxes, minority interests and cumulative effect of accounting change included the following components:

	2001	2000	1999
	(Dollars in Millions)
U.S. loss	$(914.7)	$(752.2)	$(519.0)
Foreign loss	(75.0)	(63.4)	(141.0)

Total	$(989.7)	$(815.6)	$(660.0)

The combined income tax benefit was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table:

	2001	2000	1999
	(Dollars in Millions)
Expected refund at U.S. federal statutory income tax rate	$(346.4)	$(285.4)	$(231.0)
Research and experimentation tax benefits and resolution of tax contingencies	(30.0)	(80.9)	(78.9)
Extraterritorial income exclusion and foreign sales corporation tax benefit	(37.1)	(32.8)	(13.6)
U.S. state and local income taxes	(20.9)	(26.6)	(29.5)
DIRECTV Japan and other equity method investees	12.1	(81.2)	60.3
Tax benefit for investment in Motient	(41.7)	—	—
Minority interests in losses of partnership	33.9	27.8	19.0
Non-deductible goodwill amortization	46.3	40.3	31.0
Foreign taxes, net of credits	56.8	31.6	2.8
Other	1.4	1.1	3.0

Total income tax benefit	$(325.6)	$(406.1)	$(236.9)

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2001		2000
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$316.5		$233.3
Customer deposits, rebates and commissions	172.3	$170.7	137.9	$185.1
State taxes	23.2	—	29.4	—
Gain on PanAmSat merger	—	176.4	—	181.2
Depreciation and amortization	—	1,065.1	—	982.6
Net operating loss and tax credit carryforwards	351.6	—	244.7	—
Programming contract liabilities	227.0	—	251.0	—
Unrealized gains on securities	—	130.5	—	176.6
Other	72.2	135.0	145.7	97.0

Subtotal	1,162.8	1,677.7	1,042.0	1,622.5
Valuation allowance	(112.7)	—	(98.9)	—

Total deferred taxes	$1,050.1	$1,677.7	$943.1	$1,622.5

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $87.4 million and $56.8 million at December 31, 2001 and 2000, respectively. Repatriation of all accumulated earnings would have resulted in tax liabilities of $30.6 million in 2001 and $19.9 million in 2000.
At December 31, 2001, Hughes has $88.5 million of deferred tax assets relating to foreign operating loss carryforwards expiring in varying amounts between 2002 and 2006. A valuation allowance was provided for all foreign operating loss carryforwards. At December 31, 2001, Hughes has $24.2 million of foreign tax credits which will expire in 2005 and $37.2 million of foreign tax credits which will expire in 2006. A valuation allowance was provided for $24.2 million of foreign tax credits. At December 31, 2001, Hughes has $46.4 million of alternative minimum tax credits, which can be carried forward indefinitely. At December 31, 2001, Hughes’ subsidiaries have $155.3 million of deferred tax assets relating to federal net operating loss carryforwards which will expire in varying amounts between 2009 and 2021.
Hughes has an agreement with Raytheon Company (“Raytheon”) which governs Hughes’ rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the spin-off and merger of Hughes’ defense electronics business with Raytheon in 1997. Hughes is responsible for any income taxes pertaining to those periods prior to the merger, including any additional income taxes resulting from U.S. federal and state tax audits, and is entitled to any U.S. federal and state income tax refunds relating to those years.
Hughes also has an agreement with Boeing which governs Hughes’ rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the sale of Hughes’ Satellite Businesses. Hughes is responsible for any income taxes pertaining to those periods prior to the sale, including any additional income taxes resulting from U.S. federal and state tax audits, and is entitled to any U.S. federal and state income tax refunds relating to those years.
The U.S. federal income tax returns of Hughes have been examined through 1994. All years prior to 1986 are closed. Issues relating to the years 1986 through 1994 are being contested through various stages of administrative appeal. The IRS is currently examining Hughes’ U.S. federal tax returns for years 1995 through 1997. Management believes that adequate provision has been made for any adjustment which might be assessed for open years.
Taxes receivable from GM at December 31, 2001 and 2000, respectively, were approximately $300.0 million and $175.0 million of which $180.0 million and $75.0 million, respectively, are included in “Prepaid expenses and other” in the consolidated balance sheets. Taxes receivable from GM

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

included as part of investments and other assets were $120.0 million and $100.0 at December 31, 2001 and 2000, respectively.

Note 10:    Retirement Programs and Other Postretirement Benefits

Substantially all of Hughes’ employees participate in Hughes’ contributory and non-contributory defined benefit retirement plans. Benefits are based on years of service and compensation earned during a specified period of time before retirement. Additionally, an unfunded, nonqualified pension plan covers certain employees. Hughes also maintains a program for eligible retirees to participate in health care and life insurance benefits generally until they reach age 65. Qualified employees who elected to participate in the Hughes contributory defined benefit pension plans may become eligible for these health care and life insurance benefits if they retire from Hughes between the ages of 55 and 65.
The components of the pension benefit obligation and the other postretirement benefit obligation, as well as the net benefit obligation recognized in the consolidated balance sheets, are shown below:

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
	(Dollars in Millions)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$403.5	$317.7	$30.2	$22.8
Service cost	16.0	14.7	0.5	0.6
Interest cost	32.7	30.4	1.9	2.7
Plan participants’ contributions	2.1	2.3	—	—
Actuarial (gain) loss	41.7	76.9	(2.3)	8.1
Benefits paid	(40.1)	(38.5)	(2.7)	(4.0)

Net benefit obligation at end of year	455.9	403.5	27.6	30.2

Change in Plan Assets
Fair value of plan assets at beginning of year	477.5	390.1	—	—
Actual return on plan assets	(29.9)	115.5	—	—
Employer contributions	6.4	8.0	2.7	4.0
Plan participants’ contributions	2.1	2.3	—	—
Benefits paid	(40.1)	(38.5)	(2.7)	(4.0)
Transfers	—	0.1	—	—

Fair value of plan assets at end of year	416.0	477.5	—	—

Funded status at end of year	(39.9)	74.0	(27.6)	(30.2)
Unamortized amount resulting from changes in plan provisions	23.2	0.9	—	—
Unamortized net amount resulting from changes in plan experience and actuarial assumptions	25.6	(62.1)	(6.4)	(4.5)

Net amount recognized at end of year	$8.9	$12.8	$(34.0)	$(34.7)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$29.0	$29.4
Accrued benefit cost	(52.8)	(46.7)	$(34.0)	$(34.7)
Intangible asset	3.7	3.0	—	—
Deferred tax assets	11.7	11.0	—	—
Accumulated other comprehensive loss	17.3	16.1	—	—

Net amount recognized at end of year	$8.9	$12.8	$(34.0)	$(34.7)

There were no GM Class H common stock shares included in the pension plan assets at December 31, 2001 and $0.5 million at December 31, 2000.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
Weighted-average assumptions as of December 31
Discount rate	7.25%	7.75%	7.00%	7.50%
Expected return on plan assets	9.50%	9.50%	N/A	N/A
Rate of compensation increase	5.00%	5.00%	N/A	N/A

For measurement purposes, an 8.0% annual rate of increase in per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually 0.5% per year to 6.0% in 2006.

	Pension Benefits			Other Postretirement Benefits
	2001	2000	1999	2001	2000	1999
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$16.0	$14.7	$14.5	$0.5	$0.6	$0.6
Interest accrued on benefits earned in prior years	32.7	30.4	23.9	1.9	2.7	1.5
Expected return on assets	(41.0)	(37.9)	(28.5)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	2.1	0.1	0.4	—	—	—
Net amount resulting from changes in plan experience and actuarial assumptions	0.4	3.6	4.7	(0.5)	0.8	—

Net periodic benefit cost	$10.2	$10.9	$15.0	$1.9	$4.1	$2.1

The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $62.3 million and $52.8 million, respectively, as of December 31, 2001 and $57.2 million and $46.7 million, respectively, as of December 31, 2000. The pension plans with accumulated benefit obligations in excess of plan assets do not have any underlying assets.
A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1–Percentage Point Increase	1–Percentage Point Decrease
	(Dollars in Millions)
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	2.1	(1.9)

Hughes maintains 401(k) plans for qualified employees. A portion of employee contributions are matched by Hughes and amounted to $17.7 million, $15.1 million and $12.5 million in 2001, 2000 and 1999, respectively.
Hughes has disclosed certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as “other postretirement benefit obligation.” Notwithstanding the recording of such amounts and the use of these terms, Hughes does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of Hughes (other than pensions) represent legally enforceable liabilities of Hughes.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 11:    Stockholder’s Equity

GM holds all of the outstanding common stock of Hughes, which consists of 200 shares of $0.01 par value common stock.
The following represents changes in the components of OCI, net of taxes, as of December 31:

	2001			2000			1999
	Pre-tax Amount	Tax (Credit) Expense	Net Amount	Pre-tax Amount	Tax Credit	Net Amount	Pre-tax Amount	Tax (Credit) Expense	Net Amount
	(Dollars in Millions)
Minimum pension liability adjustments	$(2.0)	$(0.8)	$(1.2)	$(14.8)	$(6.0)	$(8.8)	$(0.8)	$(0.3)	$(0.5)
Foreign currency translation adjustments	$(60.7)	—	$(60.7)	$(25.9)	—	$(25.9)	$11.0	—	$11.0
Unrealized gains (losses) on securities	$(203.2)	$(82.2)	$(121.0)	$(351.0)	$(142.0)	$(209.0)	$767.3	$317.4	$449.9
Reclassification adjustment for net losses recognized during the period	$95.2	$38.6	$56.6	—	—	—	—	—	—

Note 12:    Incentive Plans

Under the Hughes Electronics Corporation Incentive Plan (the “Plan”), as approved by the GM Board of Directors in 1999, shares, rights or options to acquire up to 233 million shares of GM Class H common stock on a cumulative basis were authorized for grant, of which 75 million shares were available at December 31, 2001 subject to GM Executive Compensation Committee approval.
The GM Executive Compensation Committee may grant options and other rights to acquire shares of GM Class H common stock under the provisions of the Plan. The option price is equal to 100% of the fair market value of GM Class H common stock on the date the options are granted. These nonqualified options generally vest over two to five years, vest immediately in the event of certain transactions, expire ten years from date of grant and are subject to earlier termination under certain conditions.
Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted-Average Exercise Price
GM Class H Common Stock
Outstanding at December 31, 1998	47,096,160	$11.77
Granted	15,012,825	16.08
Exercised	(10,308,171)	9.95
Terminated	(4,294,746)	13.49

Outstanding at December 31, 1999	47,506,068	$13.28
Granted	35,538,026	37.06
Exercised	(5,718,726)	11.88
Terminated	(10,976,113)	31.47

Outstanding at December 31, 2000	66,349,255	$23.04
Granted	37,971,644	23.34
Exercised	(1,946,460)	11.44
Terminated	(6,565,541)	27.66

Outstanding at December 31, 2001	95,808,898	$23.08

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table summarizes information about the Plan stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3.00 to $8.99	1,622,843	2.4	$6.95	1,622,843	$6.95
9.00 to 16.99	28,702,229	5.5	12.58	25,049,427	12.22
17.00 to 24.99	23,671,526	8.5	19.60	6,150,151	18.32
25.00 to 32.99	18,055,604	8.9	27.81	266,599	30.23
33.00 to 41.99	23,756,696	7.9	37.12	3,760,531	40.73

	95,808,898	7.4	$23.08	36,849,551	$15.94

On May 5, 1997, PanAmSat adopted a stock option incentive plan with terms similar to the Plan. As of December 31, 2001, PanAmSat had 5,719,494 options outstanding to purchase its common stock with exercise prices ranging from $21.88 per share to $63.25 per share. The options vest ratably over three to four years and have a remaining life ranging from six years to ten years. At December 31, 2001, 1,876,162 options were exercisable at a weighted average exercise price ranging from $29.00 per share to $63.25. The PanAmSat options have been considered in the following pro forma analysis.
The following table presents pro forma information as if Hughes recorded compensation cost using the fair value of issued options on their grant date, as required by SFAS No. 123, Accounting for Stock Based Compensation:

	2001	2000	1999
	(Dollars in Millions)
Earnings (loss) used for computation of available separate consolidated net income (loss)
as reported	$(714.7)	$732.9	$(321.2)
pro forma	(946.5)	585.3	(384.9)

The pro forma amounts for compensation cost are not indicative of the effects on operating results for future periods.
The following table presents the estimated weighted-average fair value of options granted under the Plan using the Black-Scholes valuation model and the assumptions used in the calculations:

	2001	2000	1999
Estimated fair value per option granted	$13.66	$20.39	$8.01
Average exercise price per option granted	23.34	37.06	16.08
Expected stock volatility	51.3%	42.1%	38.0%
Risk-free interest rate	5.1%	6.5%	5.2%
Expected option life (in years)	7.0	6.9	7.0

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 13:    Other Income and Expenses

	2001	2000	1999
	(Dollars in Millions)
Equity losses from unconsolidated affiliates	$(61.3)	$(164.2)	$(189.2)
Net loss on discontinuation of DIRECTV Japan business and write down of Sky Perfect investment	(180.0)	(128.4)	—
Gain on the sale of Thomson investment	108.0	—	—
Net gain from sale of other investments	22.6	—	39.4
Other	18.0	—	—

Total other, net	$(92.7)	$(292.6)	$(149.8)

Equity losses from unconsolidated affiliates in 2001 are primarily comprised of losses at the DLA local operating companies and Hughes Tele.com (India) Limited (“HTIL”), and in addition, in 2000 and 1999, DIRECTV Japan.

Note 14:    Related-Party Transactions

In the ordinary course of its operations, Hughes provides telecommunications services and sells electronic components to, and purchases sub-components from, related parties.
The following table summarizes significant related-party transactions:

	2001	2000	1999
	(Dollars in Millions)
Revenues	$24.8	$33.4	$46.5
Costs and expenses	11.2	27.0	35.2

Note 15:    Available Separate Consolidated Net Income (Loss)

GM Class H common stock is a “tracking stock” of GM designed to provide holders with financial returns based on the financial performance of Hughes. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).
Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) (“ASCNI”) of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the net income (loss) of Hughes, excluding the effects of the GM purchase accounting adjustment arising from GM’s acquisition of Hughes and reduced by the effects of preferred stock dividends paid and/or payable to GM (earnings (loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period (876.3 million, 681.2 million and 374.1 million during 2001, 2000 and 1999, respectively) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 1,300.0 million during 2001, 1,297.0 million during 2000 and 1,255.5 million during 1999.
In addition, the denominator used in determining the ASCNI of Hughes may be adjusted from time to time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees and the retirement of GM Class H common stock purchased by Hughes. The GM Board’s discretion to make such adjustments is limited by criteria set forth in GM’s Restated Certificate of Incorporation.
During the second quarter of 2000, GM completed an exchange offer in which GM repurchased 86 million shares of GM $1- 2/3 par value common stock and issued 92 million shares (prior to giving effect to the stock split during 2000) of GM Class H common stock. In addition, on June 12, 2000, GM contributed approximately 54 million shares (prior to giving effect to the stock split during 2000) and

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Note 16:    Hughes Series A Preferred Stock

On June 24, 1999, as part of a strategic alliance with Hughes, America Online, Inc. (“AOL”) invested $1.5 billion in shares of GM Series H preference stock. The GM Series H preference stock will automatically convert on June 24, 2002 into GM Class H common stock based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, which would have resulted in the issuance of about 80 million shares if converted at December 31, 2001. The preferred stock accrues quarterly dividends at a rate of 6.25% per year and may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL in shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H preference stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. The underwriting discount on the Hughes Series A Preferred Stock is amortized over three years. Upon conversion of the GM Series H preference stock into GM Class H common stock, Hughes will redeem the Hughes Series A Preferred Stock through a cash payment to GM equal to the fair market value of the GM Class H common stock issuable upon the conversion. Simultaneous with GM’s receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount.

Note 17:    Acquisitions, Investments and Divestitures

Acquisitions and Investments
On November 19, 2001, Hughes repaid $74.9 million of debt pursuant to the terms of a debt guarantee provided by Hughes for the benefit of Motient Corporation (“Motient”). In connections with the payment, Hughes received from Motient 7.1 million common shares of XM Satellite Radio Holdings Inc. stock, with a market value as of November 2001 of $67.9 million and $3.6 million in cash. The repayment of Motient’s debt released Hughes of any further obligations related to Motient’s indebtedness and therefore Hughes reversed a related reserve of $39.5 million. The net effect of these actions resulted in a credit of $36.1 million to “Other, net” in the statement of operations.
On May 1, 2001, DLA, which operates the Latin America DIRECTV business, acquired from Grupo Clarín S.A. (“Clarin”) a 51% ownership interest in Galaxy Entertainment Argentina S.A. (“GEA”), a local operating company located in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that under certain circumstances will allow Clarin to sell in November 2003 its 3.98% interest back to DLA for $195 million in cash. As a result of the transaction, Hughes’ interest in DLA decreased from 77.8% to 74.7% and Hughes’ ownership in GEA increased from 20% to 58.1%. Hughes’ portion of the purchase price, which amounted to about $130 million, was recorded as an increase to additional paid-in capital with the offset allocated to the net assets acquired, including goodwill.
On April 3, 2001, Hughes acquired Telocity, a company that provides land-based DSL services, through the completion of a tender offer and merger. Telocity is now operating as DIRECTV Broadband, Inc., and is included as part of the Direct-To-Home Broadcast segment. The purchase price was $197.8 million and was paid in cash.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

	2001	2000
	(Dollars in Millions)
Total revenues	$8,270.1	$7,297.0
Income (loss) before cumulative effect of accounting change	(657.8)	670.0
Net income (loss)	(665.2)	670.0
Pro forma income (loss) used for computation of available separate consolidated net income (loss)	(758.3)	589.9

On July 28, 1999, DLA, acquired Galaxy Brasil, Ltda. (“GLB”), the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114.0 million plus the assumption of debt. In connection with the transaction, Tevecap also sold its 10% equity interest in DLA to Hughes and Darlene Investments, LLC, which increased Hughes’ ownership interest in DLA to 77.8%. As part of the transaction, Hughes also increased its ownership interest in SurFin, a company providing financing of subscriber receiver equipment for certain local operating companies located in Latin America, from 59.1% to 75%. The total consideration paid in the transactions amounted to approximately $101.1 million.
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
On April 28, 1999, Hughes completed the acquisition of PRIMESTAR’s 2.3 million subscriber medium-power direct-to-home satellite business. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock (prior to giving effect to the stock split during 2000), for a total purchase price of $1.3 billion. As part of the acquisition of PRIMESTAR, Hughes also purchased the high-power satellite assets, which consisted of an in-orbit satellite and a satellite that had not yet been launched, and related orbital frequencies of Tempo Satellite Inc., a wholly owned subsidiary of TCI Satellite Entertainment Inc, for $500 million in cash.
As part of the PRIMESTAR acquisition, Hughes formulated a detailed exit plan during the second quarter of 1999 and immediately began to migrate the medium-power customers to DIRECTV’s high-power platform. Accordingly, Hughes accrued exit costs of $150 million in determining the purchase price allocated to the net assets acquired. The principal components of such exit costs include penalties to terminate assumed contracts and costs to remove medium-power equipment from customer premises. Since DIRECTV’s acquisition of PRIMESTAR, DIRECTV converted a total of approximately 1.5 million customers to its high power service. The PRIMESTAR By DIRECTV service ceased operations, as planned, on September 30, 2000. The amount of accrued exit costs remaining at December 31, 2001 and 2000 was $4.0 million and $25.9 million, respectively, which primarily represents the remaining obligations on certain contracts.
In February 1999, Hughes acquired an additional ownership interest in Grupo Galaxy Mexicana, S.R.L. de C.V. (“GGM”), a Latin America local operating company which is the exclusive distributor of DIRECTV in Mexico, from Grupo MVS, S.R.L. de C.V. (“Grupo MVS”). As a result, Hughes’ equity ownership represents 49% of the voting equity and all of the non-voting equity of GGM. In October 1998, Hughes acquired from Grupo MVS an additional 10% interest in DLA, increasing Hughes’ ownership interest to 70%. Hughes also acquired an additional 19.8% interest in SurFin, increasing Hughes’ ownership percentage from 39.3% to 59.1%. The aggregate purchase price for these transactions was $197.0 million in cash.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The financial information included herein reflect acquisitions discussed above from their respective dates of acquisition. The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in a goodwill addition of $278.2 million for the year ended December 31, 2001, none in 2000 and $3,612.4 million for the year ended December 31, 1999.

Divestitures
On July 31, 2001, Hughes sold a 1.6% interest in Thomson Multimedia S. A. for approximately $132.0 million in cash, resulting in a pre-tax gain of approximately $108.0 million.
On October 6, 2000, Hughes completed the sale of its Satellite Businesses for $3.75 billion in cash. The transaction resulted in the recognition of a pre-tax gain of $2,036.0 million, or $1,132.3 million after-tax. Included in this gain is a net after-tax curtailment loss of $42.0 million related to pension and other postretirement benefit plan assets and liabilities associated with the Satellite Businesses. The purchase price is subject to adjustment based upon the value of the final closing net assets as discussed in Note 20.
Summarized financial information for the discontinued operations follows:

	2000	1999
	(Dollars in Millions)
Revenues (excluding intercompany transactions)	$1,260.1	$1,780.4
Income tax provision	23.2	42.9
Net income	36.1	99.8

In a separate, but related transaction, Hughes also sold to Boeing its 50% interest in HRL Laboratories LLC (“HRL”) for $38.5 million, which represented the net book value of Hughes’ interest in HRL at October 6, 2000.
During September 2000, HTIL sold new common shares in a public offering in India. As a result of this transaction, Hughes’ equity interest was reduced from 44.7% to 29.1%. Due to the nature of the transaction, Hughes recorded a $23.3 million increase to “Capital stock and additional paid-in capital.”
On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued. Pursuant to an agreement with Japan Digital Broadcasting Services Inc. (now named Sky Perfect Communications, Inc. or “Sky Perfect”), qualified subscribers to the DIRECTV Japan service were offered the opportunity to migrate to the Sky Perfect service. DIRECTV Japan was paid a commission for each subscriber who actually migrated. Hughes also acquired a 6.6% interest in Sky Perfect. As a result, Hughes wrote-off its net investment in DIRECTV Japan of $164.6 million and accrued exit costs of $403.7 million and involuntary termination benefits of $14.5 million. Accrued exit costs consist of claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. The write-off and accrual were partially offset by the difference between the cost of the Sky Perfect shares acquired and the estimated fair value of the shares ($428.8 million), as determined by an independent appraisal, and by $40.2 million for anticipated contributions from other DIRECTV Japan shareholders. The net effect of the transaction was a charge to “Other, net” in the statement of operations of $170.6 million at March 31, 2000.
In the third quarter of 2001, $32.0 million of accrued exit costs were reversed as a credit adjustment to “Other, net.” In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to “Other, net” of $106.0 million. The adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and favorable settlements of various contracts and claims. About $29.7 million was paid for accrued exit costs and $6.8 million was paid for involuntary termination benefits during 2001. The amount remaining for accrued exit costs was

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

$47.6 million at December 31, 2001. No amounts were remaining for involuntary termination benefits at December 31, 2001.
DIRECTV Japan employed approximately 290 personnel as of March 31, 2000, of which 244 were terminated during 2000. All remaining personnel were terminated in the first quarter of 2001.
In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of Hughes’ interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. In the third quarter of 2001 and fourth quarter of 2000, a portion of the decline in the value of the Sky Perfect investment was determined to be “other-than-temporary,” resulting in a write-down of the carrying value of the investment by $212 million and $86 million, respectively. At December 31, 2001, the investment’s market value approximated its carrying value.
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

Note 18:    Derivative Financial Instruments and Risk Management

Hughes’ cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of its equity investments. Hughes manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Hughes enters into derivative instruments only to the extent considered necessary to meet its risk management objectives, and does not enter into derivative contracts for speculative purposes.
Hughes generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore is exposed to fluctuations in foreign currency exchange rates. Hughes’ objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, Hughes enters into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. By policy, Hughes maintains coverage between minimum and maximum percentages of its anticipated foreign exchange exposures. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures.
Hughes is exposed to credit risk in the event of non-performance by the counterparties to its foreign exchange contracts. While Hughes believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Note 19:    Segment Reporting

Hughes’ segments, which are differentiated by their products and services, include Direct-To-Home Broadcast, Satellite Services, and Network Systems. Direct-To-Home Broadcast is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers and providing land-based DSL services. Satellite Services is engaged in the selling, leasing and operating of satellite transponders and providing services for cable television systems, news companies, Internet service providers and private business networks. The Network Systems segment is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV receiving equipment (set-top boxes and dishes). Other includes the corporate office and other entities.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Selected information for Hughes’ operating segments are reported as follows:

	Direct-To-Home Broadcast	Satellite Services	Network Systems	Other	Eliminations	Total
	(Dollars in Millions)
2001
External Revenues	$6,283.4	$709.0	$1,229.6	$40.0	—	$8,262.0
Intersegment Revenues	21.0	161.1	96.2	0.3	$(278.6)	—

Total Revenues	$6,304.4	$870.1	$1,325.8	$40.3	$(278.6)	$8,262.0

Operating Profit (Loss)	$(749.9)	$165.3	$(171.8)	$(34.5)	$33.1	$(757.8)
Depreciation and Amortization	675.1	414.7	60.0	23.0	(25.1)	1,147.7
Intangibles, net	4,249.8	2,238.7	18.9	649.4	—	7,156.8
Segment Assets	9,484.1	6,296.8	2,339.1	1,199.0	(108.9)	19,210.1
Capital Expenditures	734.3	338.2	664.6	0.4	6.0	1,743.5

2000
External Revenues	$5,208.6	$880.2	$1,176.7	$22.1	—	$7,287.6
Intersegment Revenues	29.4	143.4	233.1	5.2	$(411.1)	—

Total Revenues	$5,238.0	$1,023.6	$1,409.8	$27.3	$(411.1)	$7,287.6

Operating Profit (Loss)	$(557.9)	$356.6	$(63.5)	$(67.9)	$(21.4)	$(354.1)
Depreciation and Amortization	533.4	337.4	63.6	21.2	(7.5)	948.1
Intangibles, net	4,139.9	2,303.6	41.6	666.2	—	7,151.3
Segment Assets	9,278.3	6,178.4	1,789.9	2,154.0	(121.3)	19,279.3
Capital Expenditures	913.5	449.5	369.5	0.6	(17.0)	1,716.1

1999
External Revenues	$3,781.7	$673.6	$1,091.7	$13.3	—	$5,560.3
Intersegment Revenues	3.3	137.0	293.0	2.5	$(435.8)	—

Total Revenues	$3,785.0	$810.6	$1,384.7	$15.8	$(435.8)	$5,560.3

Operating Profit (Loss)	$(289.6)	$338.3	$(234.1)	$(126.0)	$(103.1)	$(414.5)
Depreciation and Amortization	312.0	280.5	77.4	20.8	(11.8)	678.9
Intangibles, net	4,308.5	2,368.6	46.9	682.0	—	7,406.0
Segment Assets	8,452.2	5,984.7	1,167.3	3,370.3	(377.5)	18,597.0
Capital Expenditures	516.9	956.4	175.0	30.0	(13.0)	1,665.3

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents revenues earned from customers located in different geographic areas. Property is grouped by its physical location. All satellites are reported as United States assets.

	2001		2000		1999
	Total Revenues	Net Property & Satellites	Total Revenues	Net Property & Satellites	Total Revenues	Net Property & Satellites
	(Dollars in Millions)
North America
United States	$6,686.7	$6,331.2	$6,008.2	$5,577.3	$4,407.9	$4,891.8
Canada and Mexico	206.8	207.4	198.8	89.3	114.6	51.8

Total North America	6,893.5	6,538.6	6,207.0	5,666.6	4,522.5	4,943.6

Europe
United Kingdom	143.2	8.3	114.7	5.6	175.2	10.5
Other	64.3	0.4	19.7	0.4	47.6	0.2

Total Europe	207.5	8.7	134.4	6.0	222.8	10.7

South America and the Caribbean
Brazil	247.0	220.0	285.4	234.3	157.7	151.1
Argentina	156.2	171.2	97.6	3.8	58.9	1.8
Other	321.3	34.2	184.7	8.3	186.4	8.0

Total South America and the Caribbean	724.5	425.4	567.7	246.4	403.0	160.9

Asia
Japan	21.1	0.5	34.5	0.6	103.6	0.7
India	93.5	29.3	81.1	16.4	85.1	12.4
China	32.7	0.5	35.1	0.7	27.7	1.2
Other	141.4	0.9	139.4	0.9	108.5	0.5

Total Asia	288.7	31.2	290.1	18.6	324.9	14.8

Total Middle East	24.0	0.1	14.0	—	11.9	—
Total Africa	123.8	0.4	74.4	0.2	75.2	0.3

Total	$8,262.0	$7,004.4	$7,287.6	$5,937.8	$5,560.3	$5,130.3

Note 20:    Commitments and Contingencies

Litigation
In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for an arbitration process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest from the date of sale, the total amount of which has been provided for in Hughes’ financial statements. However, Boeing has submitted additional proposed adjustments, of which about $750 million remain unresolved. Hughes believes that these additional proposed adjustments are without merit and intends to vigorously contest the matter in the arbitration process which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated financial statements.
Additionally, as part of the sale of the satellite systems manufacturing businesses, Hughes retained liability for certain possible fines and penalties and certain financial consequences of debarment associated with potential violations of U.S. Export control laws related to the business now owned by Boeing should the State Department impose such sanctions against the satellite systems manufacturing businesses. Hughes does not expect sanctions imposed by the State Department, if any, to have a material adverse effect on its consolidated financial statements.
General Electric Capital Corporation (“GECC”) and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV® programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV’s performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC’s performance and DIRECTV’s obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut’s offer-of-judgment statute. With this order, the total judgment entered in GECC’s favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Oral argument on the appeal was heard on October 15, 2001 by the Second Circuit Court of Appeals. While the appeal is pending, post-judgment interest on the total judgment is accruing at a rate of 6.241% per year, compounded annually, from the date judgment was entered in October 2000. Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted.
DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television Inc. and Golden Sky Systems, Inc. (referred to together as “Defendants”) to recover monies (currently approximately $60 million) that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain subscriber acquisition costs incurred by DIRECTV on account of new subscriber activations in Defendants’ territory. Defendants had ceased making payments altogether, and indicated that it did not intend to make any further payments due under the Agreement. On July 13, 2001, Defendants sent notice of termination of the Agreement and on July 16, 2001, Defendants answered DIRECTV’s complaint and filed a cross complaint alleging counts of fraud in the inducement, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with prospective economic advantage and violation of California Bus. and Prof. Code 17200. The latter three counts duplicate claims already asserted by Defendants in the above-referenced federal court litigation. Defendants seek an unstated amount of damages and punitive damages. DIRECTV denies any liability to Defendants, and intends to vigorously pursue its damages claim against Defendants and defend against Defendants’ cross claims. Defendants removed the action to federal district court, Central District of Los Angeles, where it has been transferred to the judge hearing the other, above-referenced litigation, and consolidated therewith for purposes of discovery.
Hughes Communications Galaxy, Inc. (“HCGI”) filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration’s breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI’s motion for summary judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On November 13, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court decision. On December 26, 2001, Hughes filed a Combined Petition for Panel Rehearing and Rehearing en Banc, seeking to increase the award, which was denied in January 2002. Both parties have until April 25, 2002 to seek Supreme Court review. As a result of the uncertainty regarding the outcome of this matter, no amount has been recorded in the consolidated financial statements to reflect the award.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

On October 12, 2001, Hughes reached a settlement with Raytheon on a purchase price adjustment related to the 1997 spin-off of Hughes’ defense electronics business and the subsequent merger of that business with Raytheon. Under the terms of the settlement, Hughes agreed to reimburse Raytheon $635.5 million of the original $9.5 billion purchase price. Hughes paid $500 million of the settlement amount in October 2001 and the remainder was paid subsequent to December 31, 2001. In the third quarter of 2001, Hughes recorded a decrease to “Capital stock and additional paid-in capital” of $574.2 million because of the settlement.
Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and proceedings are pending against Hughes and other items arising in the ordinary course of business. Hughes has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2001. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated financial statements.

Other
Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers, however Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact of satellite failure on Hughes’ ability to provide service. Where insurance costs related to known satellite anomalies are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is self-insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $699.3 million and the book value of the satellites that were self-insured was $668.5 million at December 31, 2001.
Hughes is contingently liable under standby letters of credit and bonds in the amount of $51.3 million at December 31, 2001 and has guaranteed up to $74.3 million of bank debt. Hughes has guaranteed a $55.4 million debt obligation of an investor in HTIL that matures in 2007. Hughes’ performance obligation related to this guarantee can be triggered by a default by the investor beginning in 2002 and thereafter. The remaining obligation is related to DLA and SurFin guarantees of non-consolidated local operating company debt and is due in variable amounts over the next five years. Additionally, in the event that certain transactions do not occur, DLA may be required to repurchase an interest in DLA at the option of a minority partner for $195 million in cash in 2003.
The Hughes Board of Directors has approved several benefit plans, triggered by a change-in-control, designed to provide benefits for the retention of about 240 key employees and also provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs. Upon a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed if an employee is identified for termination. A total of up to about $110 million for retention benefits will be paid, with approximately 50% paid at the time of a change-in-control and 50% paid up to 12 months following the date of a change-in-control. The amount of severance benefits to be paid will be based upon the decision to layoff employees, if any, following the date of a change-in-control. In addition, approximately 33.5 million employee stock options will vest upon a qualifying change-in-control and up to an additional 8.5 million employee stock options could vest if employees are laid off within one year of a change-in-control. For purposes of the above benefits and stock options, a successful completion of the Merger would qualify as a change-in-control.
At December 31, 2001, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $375.0 million, payable as follows: $92.8 million in 2002, $76.0 million in 2003, $49.3 million in 2004, $38.1 million in 2005, $32.8 million in 2006 and $86.0 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease rental income, were $59.7 million in 2001, $55.9 million in 2000 and $58.5 million in 1999.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

At December 31, 2001, the minimum commitments under noncancelable satellite construction and launch contracts totaled $1,061.5 million.
In connection with the direct-to-home broadcast businesses, Hughes has commitments related to certain programming agreements which are variable based upon the number of underlying subscribers and market penetration rates. Minimum payments over the terms of applicable contracts are anticipated to be approximately $1.5 billion, payable as follows: $460.8 million in 2002, $258.2 million in 2003, $148.1 million in 2004, $149.3 million in 2005, $154.0 million in 2006 and $287.0 million thereafter.
As part of a series of agreements entered into with AOL on June 21, 1999, Hughes committed to spend up to approximately $1.5 billion in sales, marketing, development and promotion efforts in support of DirecPC®/AOL-Plus, DIRECTV®, DIRECTV™/AOL TV and DirecDuo™ products and services. At December 31, 2001, Hughes had spent approximately $500 million in support of these efforts. Consistent with the requirements of the agreements with AOL, additional funds will continue to be spent until the contractual spending limits have been satisfied or until applicable timeframes expire, which in some cases can be for periods of ten years or more.

Note 21:    Subsequent Events

In February 2002, Hughes completed a series of financing activities. PanAmSat borrowed $1,800 million, of which a portion was used to repay $1,725 million owed to Hughes; Hughes deposited $1,500 million of the proceeds received from PanAmSat with GMAC as collateral, with Hughes then borrowing $1,875 million under the GMAC revolving credit facility. Hughes used $1,682.5 million of the proceeds to repay all amounts outstanding under Hughes’ $750 million unsecured revolving credit facility, DLA’s $450 million revolving credit facility, and SurFin’s $400 million and $212.5 million revolving credit facilities. The DLA and SurFin facilities were retired, while the Hughes facility was amended and expanded, as explained below. As a result of these transactions, Hughes expects to have about $2,300 million of available borrowing capacity under those facilities.
Also in February 2002, Hughes amended and increased its existing $750.0 million multi-year revolving credit facility (the “New Credit Agreement”). The New Credit Agreement provides availability of $1,235.25 million. Borrowings under the facility bear interest at LIBOR plus 3%. The New Credit Agreement commitment terminates upon the earlier of December 5, 2002 or the effective date of the EchoStar merger. The facility is secured by substantially all of Hughes’ assets other than the assets of DIRECTV Latin America and PanAmSat. In March 2002, Hughes was in the process of adding a term loan to the New Credit Agreement that would increase the total funding available to at least $1,800 million. The term loan is expected to close in March 2002.
PanAmSat’s borrowings consist of a private placement debt offering pursuant to Rule 144A of the Securities Act of 1933, as amended, in the amount of $800 million and $1.0 billion borrowed under a new $1,250 million bank facility, which replaced PanAmSat’s $500 million multi-year revolving credit facility. The notes issued in the private placement bear interest at an annual rate of 8.5%, payable semi-annually, mature in 2012 and are unsecured. The bank facility is comprised of a $250 million revolving credit facility, a $300 million Tranche A Term Loan and a $700 million Tranche B Term Loan. The revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus a 3.00% spread. The Tranche B Term Loan bears interest at LIBOR plus a 3.5% spread. The interest rate spreads on the revolving credit facility and Tranche A Term Loan may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility will terminate in 2007, the Tranche A Term Loan matures in 2007, and the Tranche B Term Loan matures in 2008. Principal payments under theTranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably by substantially all of PanAmSat’s operating assets, including its satellites. Of the total $1,800 million borrowed, PanAmSat used $1,725.0 million to repay an intercompany loan from Hughes. In connection with the $1,250 million bank facility, the PanAmSat $750 million fixed rate notes were ratably secured by certain of PanAmSat’s operating assets.
Concurrent with the transactions described above, the $2,000 million GMAC revolving credit facility was amended. The amended facility provides for a commitment through December 5, 2002, and may be extended to March 31, 2003 at Hughes’ option. The facility is split into two loan tranches: a $1,500 million tranche secured by a $1,500 million Hughes cash deposit and a $500 million tranche

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

that shares security with the Hughes $1,235.25 million multi-year secured revolving credit facility described above. Borrowings under the $1,500 million tranche bear interest at GMAC’s cost of funds plus 0.125%. The $1,500 million cash deposit earns interest at a rate equivalent to GMAC’s cost of funds. Borrowings under the $500 million tranche bear interest at GMAC’s cost of funds plus 1.75%. In February 2002, Hughes deposited $1,500 million with GMAC and immediately borrowed $1,875.0 million. Hughes plans to offset the $1,500 million GMAC cash deposit against amounts borrowed from GMAC for balance sheet purposes regardless of whether the merger with EchoStar is completed. The facility must be repaid upon the effective date of the merger with EchoStar.
Hughes’ and PanAmSat’s ability to borrow under the credit facilities is contingent upon meeting financial and other covenants. The agreements also include certain operational restrictions. The covenants limit Hughes’ and PanAmSat’s ability to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new businesses.
In March 2002, PanAmSat reached an agreement with an insurance carrier to settle a claim related to circuit failures suffered on the PAS-7 satellite in October 2001. PanAmSat anticipates receiving approximately $215.0 million in cash by the end of the second quarter of 2002 as a result of this settlement.

*    *    *

HUGHES ELECTRONICS CORPORATION

SUPPLEMENTAL INFORMATION

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(Dollars in Millions Except Per Share Amounts)
2001 Quarters
Revenues	$1,893.0	$1,985.1	$2,103.3	$2,280.6

Loss from continuing operations before income taxes, minority interests and cumulative effect of accounting change	$(172.1)	$(257.7)	$(321.2)	$(238.7)
Income tax benefit	49.9	74.8	93.1	107.8
Minority interests in net losses of subsidiaries	24.3	26.4	0.9	(1.7)
Cumulative effect of accounting change, net of taxes	(7.4)	—	—	—

Net loss	(105.3)	(156.5)	(227.2)	(132.6)
Loss used for computation of available separate consolidated net income (loss)	$(128.6)	$(179.8)	$(250.4)	$(155.9)

Average number of shares of General Motors Class H common stock outstanding (in millions) (Numerator)	875.4	875.9	876.8	877.3
Average Class H dividend base (in millions) (Denominator)	1,299.1	1,299.6	1,300.5	1,300.9
Available separate consolidated net income (loss)	$(86.7)	$(121.2)	$(168.8)	$(105.1)
Stock price range of General Motors Class H common stock
High	$28.00	$25.09	$21.65	$15.80
Low	$17.90	$17.50	$11.50	$12.12

2000 Quarters
Revenues	$1,703.1	$1,837.0	$1,688.5	$2,059.0

Loss from continuing operations before income taxes and minority interests	$(337.7)	$(141.8)	$(201.7)	$(134.4)
Income tax benefit	221.8	54.8	77.8	51.7
Minority interests in net losses of subsidiaries	7.6	4.5	19.6	22.4
Income (loss) from discontinued operations	26.4	13.4	10.5	(14.2)
Gain on sale of discontinued operations, net of taxes	—	—	—	1,132.3

Net income (loss)	(81.9)	(69.1)	(93.8)	1,057.8
Earnings (loss) used for computation of available separate consolidated net income (loss)	$(101.3)	$(87.9)	$(112.6)	$1,034.7

Average number of shares of General Motors Class H common stock outstanding (in millions) (Numerator)	413.4	562.7	873.9	874.9
Average Class H dividend base (in millions) (Denominator)	1,294.5	1,297.0	1,297.8	1,298.7
Available separate consolidated net income (loss)	$(32.4)	$(38.1)	$(75.8)	$697.1
Stock price range of General Motors Class H common stock
High	$47.00	$41.58	$37.61	$38.00
Low	$30.50	$27.33	$24.63	$21.33

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

Omitted.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

Omitted.

ITEM 13.    Certain Relationships and Related Transactions

Omitted.

HUGHES ELECTRONICS CORPORATION

PART IV

ITEM 14.    Exhibits, Financial Statement Schedule, and Reports on Forms 8-K

		Page Number
(a) 1.	All Consolidated Financial Statements	See Part II
2.	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2000, and 1999	88
3.	Exhibits (Including Those Incorporated by Reference)

Exhibit Number

*1.1
Purchase Agreement, dated January 25, 2002, between PanAmSat Corporation, as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen Securities Corporation, as purchasers (incorporated by reference to Exhibit 1.1 to the Annual Report on Form 10-K for the year ended December 31, 2001 of PanAmSat Corporation (“PanAmSat’s 2001 Form 10-K”))

*2.1
Agreement and Plan of Merger among General Motors Corporation, Hughes Electronics Corporation and United States Satellite Broadcasting Company, Inc. dated December 11,1998 (incorporated by reference to Exhibit 2(a) to the Current Report on Form 8-K of General Motors Corporation filed December 17, 1998 (the “December 8-K”))

*2.2
Shareholders Agreement dated December 11, 1998 among General Motors Corporation, Hughes Electronics Corporation, Hubbard Broadcasting, Inc., Stanley S. Hubbard, Stanley E. Hubbard and Robert W. Hubbard (incorporated by reference to Exhibit 2(b) to the December 8-K)

*2.3
Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR Partners L.P., PRIMESTAR MDU, Inc., the stockholders of PRIMESTAR, Inc. and Hughes Electronics Corporation, dated as of January 22, 1999 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of General Motors Corporation filed February 2, 1999 (the “February 8-K”))

*2.4
Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR Partners L.P., Tempo Satellite, Inc., the stockholders of PRIMESTAR, Inc. and Hughes Electronics Corporation dated as of January 22, 1999 (incorporated by reference to Exhibit 99.2 to the February 8-K)

*2.5
Stock Purchase Agreement between The Boeing Company, Hughes Electronics Corporation and Hughes Telecommunications and Space Company for the purchase and sale of the outstanding capital stock of Hughes Space and Communications Company and certain additional outstanding capital stock, dated as of January 13, 2000 (incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K for the year ended December 31, 1999 of Hughes Electronics Corporation (the “1999 10-K”))

HUGHES ELECTRONICS CORPORATION

Exhibit Number

*2.6
Agreement and Plan of Merger, dated as of December 21, 2000, by and among Hughes Electronics Corporation, DIRECTV Broadband Inc. and Telocity Delaware Inc. (incorporated by reference to Exhibit (d)(1) to the Schedule TO of Hughes Electronics Corporation filed on February 1, 2001)

*2.7
Agreement and Plan of Merger, dated as of October 28, 2001, by and between EchoStar Communications Corporation and Hughes Electronics Corporation (incorporated by referenced to Exhibit 99.2 to the Current Report on Form 8-K of General Motors Corporation filed October 31, 2001 (the “October 2001 8-K”))

*2.8
Implementation Agreement, dated October 28, 2001, by and among General Motors Corporation, Hughes Electronics Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 99.3 to the October 2001 8-K)

*2.9	Separation Agreement, dated October 28, 2001, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.4 to the October 2001 8-K)

*2.10
Stock Purchase Agreement, dated October 28, 2001, by and among EchoStar Communications Corporation, Hughes Electronics Corporation, Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc. and Hughes Communications, Inc. (incorporated by reference to Exhibit 99.5 to the October 2001 8-K)

*3.1
Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation (incorporated by reference to Exhibit 3.1 to the Form 10 of Hughes Electronics Corporation filed August 13, 1999 (the “Form 10”))

*3.2	Bylaws of Hughes Electronics Corporation (incorporated by reference to Exhibit 3.2 to the Form 10)

*4.1	Specimen form of certificate representing Common Stock of Hughes Electronics Corporation (incorporated by reference to Exhibit 4.1 to the Form 10)

*4.2
Indenture, dated as of February 1, 2002, by and among PanAmSat Corporation as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and the Bank of New York as Trustee governing the Notes (incorporated by reference to Exhibit 4.8 to PanAmSat’s 2001 Form 10-K)

*4.3
Registration Rights Agreement, dated as of January 25, 2002, by and among PanAmSat Corporation and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen Securities Corporation relating to the registration rights of the holders of the Securities (incorporated by reference to Exhibit 4.9 to PanAmSat’s 2001 Form 10-K)

*10.1
Revolving Credit Agreement (Bridge Facility), dated as of January 5, 2001, among DIRECTV Latin America, LLC, the Banks named therein and Deutsche Bank A.G., New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2000 of Hughes Electronics Corporation (the “2000 Form 10-K”))

*10.2
DBS Distribution Agreement between Hughes Communications Galaxy, Inc. and National Rural Telecommunications Cooperative, dated April 10, 1992 (the “DBS Agreement”) (incorporated by reference to Exhibit 10.5 to the Form 10)†

HUGHES ELECTRONICS CORPORATION

Exhibit Number

*10.3	Addendum I to the DBS Agreement (incorporated by reference to Exhibit 10.6 to the Form 10)

*10.4	Amendment No. 1 to the DBS Agreement, dated May 11, 1992 (incorporated by reference to Exhibit 10.7 to the Form 10)

*10.5	Amendment No. 2 to the DBS Agreement, dated May 26, 1992 (incorporated by reference to Exhibit 10.8 to the Form 10)

*10.6	Amendment No. 3 to the DBS Agreement, Letter of Agreement, dated May 29, 1992 (incorporated by reference to Exhibit 10.9 to the Form 10)

*10.7	Amendment No. 4 to the DBS Agreement, dated December 1, 1992 (incorporated by Reference to Exhibit 10.10 to the Form 10)

*10.8	Amendment No. 5 to the DBS Agreement, dated December 11, 1992 (incorporated by Reference to Exhibit 10.11 to the Form 10)

*10.9	Amendment No. 6 to the DBS Agreement, dated December 23, 1992 (incorporated by Reference to Exhibit 10.12 to the Form 10)

*10.10	Amendment No. 7 to the DBS Agreement, Letter of Agreement, dated July 9, 1993 (incorporated by reference to Exhibit 10.13 to the Form 10)

*10.11	Amendment No. 8 to the DBS Agreement, Letter of Agreement, dated February 14, 1994 (incorporated by reference to Exhibit 10.14 to the Form 10)†

*10.12	Amendment No. 9 to the DBS Agreement, Letter of Agreement, dated June 22, 1994 (incorporated by reference to Exhibit 10.15 to the Form 10)

*10.13
Loan Agreement, dated May 15, 1997, between Hughes Network System, Inc. and PanAmSat (incorporated by reference to the Annual Report on Form 10-K for the year Ended December 31, 1997 of PanAmSat Corporation (“PanAmSat’s Form 10-K”))

*10.14	First Amendment to Loan Agreement, dated December 23, 1997 (incorporated by reference to PanAmSat’s Form 10-K)

*10.15	Credit Agreement, dated February 20, 1998, among PanAmSat, certain lenders and CitiCorpUSA (incorporated by reference to PanAmSat’s Form 10-K)

*10.16	Subordination Agreement, dated as of January 16, 1998, between Hughes Electronics and PanAmSat (incorporated by reference to PanAmSat’s Form 10-K)

*10.17	Subordination and Amendment Agreement, dated as of February 20, 1998, among Hughes Electronics Corporation, PanAmSat and CitiCorp USA Inc. (incorporated by reference to PanAmSat’s Form 10-K)

**10.18	Fourth Amendment to Amended and Restated Revolving Credit Agreement—Multi-Year Facility, dated as of September 28, 2001

**10.19	Fifth Amendment to Amended and Restated Revolving Credit Agreement—Multi-Year Facility, dated as of December 31, 2001

**10.20	Revolving Credit Agreement between Hughes Electronics Corporation and General Motors Acceptance Corporation, dated as of October 1, 2001

**10.21	Loan Set-off and Security Agreement, dated as of October 1, 2001, between Hughes Electronics Corporation and General Motors Acceptance Corporation

**10.22	Indemnification Agreement, dated as of October 1, 2001, among Hughes Electronics Corporation, Majority Owner and General Motors Acceptance Corporation

**10.23	First Amendment to Revolving Credit Agreement between Hughes Electronics Corporation and General Motors Acceptance Corporation, dated as of February 20, 2002

HUGHES ELECTRONICS CORPORATION

Exhibit Number

**10.24	Sixth Amendment to Amended and Restated Revolving Credit Agreement—Multi-Year Facility, dated as of February 20, 2002

*10.25
Credit Agreement, dated as of February 25, 2002, between PanAmSat Corporation, Credit Suisse First Boston, Bankers Trust Company, Allied Irish Banks plc, the Governor and Company of the Bank of Scotland, Fuji Bank, Ltd., General Electric Capital Corporation, Industrial Bank of Japan, Societe Generale, The Bank of New York, Metropolitan Life Insurance Company and Credit Industrial et Commercial, as Lenders, Credit Suisse First Boston, as Administrative Agent, Credit Suisse First Boston, as Sole Bookrunner and Sole Lead Arranger, Credit Suisse First Boston and Deutsche Banc Alex Brown, Inc., as Joint Arrangers, Deutsche Banc Alex Brown, Inc., as Syndication Agent, and Societe Generale, as Documentation Agent (incorporated by reference to Exhibit 10.78 to PanAmSat’s 2001 Form 10-K)

*10.26
Intercreditor and Collateral Trust Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, Credit Suisse First Boston, as Administrative Agent, and The Bank of New York, as collateral trustee (incorporated by reference to Exhibit 10.79 to PanAmSat’s 2001 Form 10-K)

*10.27
Lender Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.80 to PanAmSat’s 2001 Form 10-K)

*10.28
Shared Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.81 to PanAmSat’s 2001 Form 10-K)

**23	Independent Auditors’ Consent

HUGHES ELECTRONICS CORPORATION

*	Incorporated by reference.
**	Filed herewith.
†	Confidential treatment received for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act.

(b) Reports on Form 8-K
One report on Form 8-K, dated October 17, 2001, was filed during the quarter ended December 31, 2001 reporting matters under Item 5, Other Events. One report on Form 8-K, dated October 31, 2001, was filed during the quarter ended December 31, 2001, reporting matters under Item 5, Other Events and Item 7, Financial Statements and Exhibits. One report on Form 8-K, dated November 14, 2001, was submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K, the report submitted under Item 9 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not, and will not, incorporate by reference such report into a filing under the Securities Act or the Exchange Act.

HUGHES ELECTRONICS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2001
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(88.3)	$(188.8)	$(72.4	) a	$235.9	b	$(113.6)
Net investment in sales-type leases (for doubtful receivables)	(10.3)	—	—		4.6	b	(5.7)
Inventories (principally for obsolescence of service parts)	(34.8)	(7.6)	—		15.3	c	(27.1)

Total Allowances Deducted from Assets	$(133.4)	$(196.4)	$(72.4)		$255.8		$(146.4)

For the Year Ended December 31, 2000
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(92.9)	$(207.9)	$(77.9	) a	$290.4	b	$(88.3)
Net investment in sales-type leases (for doubtful receivables)	(10.3)	—	—		—		(10.3)
Inventories (principally for obsolescence of service parts)	(113.5)	(26.0)	—		104.7	c	(34.8)

Total Allowances Deducted from Assets	$(216.7)	$(233.9)	$(77.9)		$395.1		$(133.4)

For the Year Ended December 31, 1999
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(23.9)	$(138.9)	$(79.5	) a	$149.4	b	$(92.9)
Net investment in sales-type leases (for doubtful receivables)	(10.6)	—	—		0.3	b	(10.3)
Inventories (principally for obsolescence of service parts)	(9.1)	(110.4)	—		6.0	c	(113.5)

Total Allowances Deducted from Assets	$(43.6)	$(249.3)	$(79.5)		$155.7		$(216.7)

a.	Primarily reflects the recovery of accounts previously written-off and increases resulting from acquisitions.
b.	Primarily relates to accounts written-off.
c.	Relates to obsolete parts and/or discontinued product lines written-off and reduction in reserves based on physical inventory adjustments.

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HU	GHES ELECTRONICS CORPORATION
(R	egistrant)

Date: March 11, 2002
/s/ HARRY J. PEARCE
By	:
Harry J. Pearce
(Chairman of the Board of Directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 11th day of March 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ HARRY J. PEARCE (Harry J. Pearce)	Chairman of the Board of Directors

/s/ JACK A. SHAW (Jack A. Shaw)	Chief Executive Officer and President	}	Principal Executive Officer

/s/ MICHAEL J. GAINES (Michael J. Gaines)	Corporate Vice President and Chief Financial Officer	}	Principal Financial Officer

/s/ PATRICK T. DOYLE (Patrick T. Doyle)	Corporate Vice President, Treasurer and Controller	}	Principal Accounting Officer

/s/ JAMES M. CORNELIUS (James M. Cornelius)	Director

/s/ THOMAS E. EVERHART (Thomas E. Everhart)	Director

/s/ PETER A. LUND (Peter A. Lund)	Director

/s/ ECKHARD PFEIFFER (Eckhard Pfeiffer)	Director

/s/ ALFRED C. SIKES (Alfred C. Sikes)	Director

/s/ JOHN F. SMITH, JR. (John F. Smith, Jr.)	Director

/s/ BERNEE D.L. STROM (Bernee D.L. Strom)	Director

/s/ G. RICHARD WAGONER, JR. (G. Richard Wagoner, Jr.)	Director

*    *    *    *    *