Form 10-Q
period 2002-03-31
HUGHES ELECTRONICS CORP
filed 2002-05-06
CIK 944868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-26035

HUGHES ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

STATE OF DELAWARE (State or other jurisdiction of incorporation or organization)	52-1106564 (I.R.S. Employer Identification No.)

200 North Sepulveda Boulevard
El Segundo, California 90245
(310) 662-9688
(Address, including zip code, and telephone number, including area code, of registrants’ principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐ .

As of March 31, 2002, there were outstanding 200 shares of the issuer’s $0.01 par value common stock.

The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

HUGHES ELECTRONICS CORPORATION

HUGHES ELECTRONICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND
AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(Dollars in Millions)
Revenues
Direct broadcast, leasing and other services	$1,858.0	$1,698.2
Product sales	180.2	194.8

Total Revenues	2,038.2	1,893.0

Operating Costs and Expenses
Broadcast programming and other costs, exclusive of costs shown below	903.2	738.7
Cost of products sold, exclusive of costs shown below	173.0	154.5
Selling, general and administrative expenses	827.8	886.6
Depreciation and amortization	262.0	265.7

Total Operating Costs and Expenses	2,166.0	2,045.5

Operating Loss	(127.8)	(152.5)
Interest income	4.3	23.8
Interest expense	(76.4)	(50.6)
Other, net	(41.6)	7.2

Loss Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	(241.5)	(172.1)
Income tax benefit	91.8	49.9
Minority interests in net (earnings) losses of subsidiaries	(6.7)	24.3

Loss before cumulative effect of accounting change	(156.4)	(97.9)
Cumulative effect of accounting change, net of taxes	—	(7.4)

Net Loss	(156.4)	(105.3)
Adjustment to exclude the effect of GM purchase accounting	—	0.8

Loss excluding the effect of GM purchase accounting	(156.4)	(104.5)
Preferred stock dividends	(24.1)	(24.1)

Loss Used for Computation of Available Separate Consolidated Net Income (Loss)	$(180.5)	$(128.6)

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors Class H Common Stock outstanding (in millions) (Numerator)	877.6	875.4
Average Class H dividend base (in millions) (Denominator)	1,301.2	1,299.1
Available Separate Consolidated Net Income (Loss)	$(121.7)	$(86.7)

Reference	should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2002	December 31, 2001
	(Dollars in Millions)

ASSETS
Current Assets
Cash and cash equivalents	$1,113.8	$700.1
Accounts and notes receivable (less allowances)	1,217.4	1,090.5
Contracts in process	103.6	153.1
Inventories	351.3	360.1
Deferred income taxes	110.9	118.9
Prepaid expenses and other	1,093.2	918.4

Total Current Assets	3,990.2	3,341.1
Satellites, net	4,737.2	4,806.6
Property, net	2,200.7	2,197.8
Goodwill, net	6,735.5	6,500.3
Intangible Assets, net	445.5	656.5
Net Investment in Sales-type Leases	183.6	227.0
Investments and Other Assets	1,447.4	1,480.8

Total Assets	$19,740.1	$19,210.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,250.4	$1,227.5
Deferred revenues	202.2	178.5
Short-term borrowings and current portion of long-term debt	981.0	1,658.5
Accrued liabilities and other	1,368.6	1,342.0

Total Current Liabilities	3,802.2	4,406.5
Long-Term Debt	2,406.4	988.8
Other Liabilities and Deferred Credits	1,354.5	1,465.1
Deferred Income Taxes	764.1	746.5
Commitments and Contingencies
Minority Interests	538.8	531.3
Stockholder’s Equity
Capital stock and additional paid-in capital	9,560.8	9,561.2
Preferred stock	1,499.1	1,498.4
Retained earnings (deficit)	(266.9)	(86.4)

Subtotal Stockholder’s Equity	10,793.0	10,973.2

Accumulated Other Comprehensive Income (Loss) Minimum pension liability adjustment	(17.3)	(17.3)
Accumulated unrealized gains on securities and derivatives	176.4	192.6
Accumulated foreign currency translation adjustments	(78.0)	(76.6)

Accumulated other comprehensive income	81.1	98.7

Total Stockholder’s Equity	10,874.1	11,071.9

Total Liabilities and Stockholder’s Equity	$19,740.1	$19,210.1

Reference	should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$72.2	$(144.6)

Cash Flows from Investing Activities
Investment in companies, net of cash acquired	—	(13.5)
Expenditures for property	(155.5)	(138.4)
Expenditures for satellites	(205.3)	(243.3)
Proceeds from sale of investments	—	67.8
Proceeds from insurance claims	173.7	132.4

Net Cash Used in Investing Activities	(187.1)	(195.0)

Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	(877.5)	311.8
Long-term debt borrowings	1,800.0	535.9
Repayment of long-term debt	(182.4)	(468.2)
Debt issuance costs	(54.6)	—
Stock options exercised	0.7	3.0
Preferred stock dividends paid to General Motors	(23.4)	(23.4)
Payment of Raytheon settlement	(134.2)	—

Net Cash Provided by Financing Activities	528.6	359.1

Net increase in cash and cash equivalents	413.7	19.5
Cash and cash equivalents at beginning of the period	700.1	1,508.1

Cash and cash equivalents at end of the period	$1,113.8	$1,527.6

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Hughes Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2002 and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

The accompanying consolidated financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from purchase accounting adjustments associated with GM’s purchase of Hughes in 1985.

Merger Transaction

On October 28, 2001, Hughes and GM, together with EchoStar Communications Corporation (“EchoStar”), announced the signing of definitive agreements that provide for the split-off of a company holding all of the capital stock of Hughes from GM and the combination of the Hughes business with EchoStar by means of a merger (the “Merger” or “EchoStar Merger”). The surviving entity is sometimes referred to as New EchoStar. The Merger is subject to a number of conditions and no assurances can be given that the transactions will be completed. See further discussion of the Merger in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions, Investments and Divestitures—Merger Transaction.” The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the Merger.

The split-off of Hughes from GM would occur by means of a distribution to the holders of GM Class H common stock of one share of Class C common stock of a Hughes holding company (that will own all of the stock of Hughes at the time of the split-off) in exchange for each share of GM Class H common stock held immediately prior to the split-off. Immediately following the split-off, the businesses of Hughes and EchoStar would be combined in the EchoStar Merger to form New EchoStar. Each share of the Hughes holding company Class C common stock would remain outstanding and become a share of Class C common stock of New EchoStar. Holders of Class A and Class B common stock of EchoStar would receive about 1.3699 shares of stock of New Echostar in exchange for each share of EchoStar Class A or Class B common stock held prior to the EchoStar Merger.

The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-  2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation,

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

as amended. The GM $1-  2/3 par value common stock would remain outstanding and would be GM’s only class of common stock after the transactions.

As part of the transactions, GM would receive a dividend from Hughes of up to $4.2 billion in cash, and its approximately 30% retained economic interest in Hughes would be reduced by a commensurate amount. Following these transactions, subject to Internal Revenue Service (“IRS”) approval, and based on a number of assumptions, including the potential issuance or distribution of up to 100 million shares of GM Class H common stock or New EchoStar Class C common stock in exchange for certain debt of GM, GM may retain an interest in the merged entity. The $4.2 billion dividend to GM will be financed by Hughes through new and existing credit facilities or other borrowings.

The transactions are subject to a number of conditions, including approval by a majority of each class of GM stockholders—GM $1-  2/3 and GM Class H—voting both separately as distinct classes and also voting together as a single class based on their respective per share voting power. The proposed transactions also are subject to antitrust clearance and approval by the Federal Communications Commission. In addition, the transactions are contingent upon the receipt of a favorable ruling from the IRS that the separation of Hughes from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes. The transactions are currently expected to close in the second half of 2002.

GM, Hughes, and EchoStar have agreed that, in the event that the transactions do not occur because certain specified regulatory-related conditions have not been satisfied, EchoStar will be required to pay Hughes a $600 million termination fee. In addition, if the merger agreement is terminated for failure to obtain specified regulatory clearances or financing to complete the merger, EchoStar is obligated to purchase Hughes’ interest in PanAmSat Corporation (“PanAmSat”) for an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. Cash proceeds, net of income taxes, would be retained by Hughes and used to repay certain outstanding borrowings and fund future operating requirements.

Note 2. Accounting Policies

Accounting Changes

Hughes adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS No. 144 refines existing impairment accounting guidance and extends the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have any impact on Hughes’ consolidated results of operations or financial position.

Hughes also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually. All other intangible assets are amortized over their estimated useful lives. Intangible assets of $209.8 million that no longer qualify for separate accounting were combined with goodwill during the first quarter of 2002. The following represents Hughes’ reported net loss on a comparable

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

basis excluding the after-tax effect of amortization expense associated with goodwill and intangible assets with indefinite lives:

	Three Months Ended March 31,
	2002	2001
	(Dollars in Millions)
Reported net loss	$(156.4)	$(105.3)
Add:
Goodwill and intangible assets with indefinite lives amortization	—	49.4

Adjusted net loss	$(156.4)	$(55.9)

Hughes is currently in the process of completing the transitional impairment test required by SFAS No. 142 to determine whether there was a potential impairment to recorded goodwill as of January 1, 2002. In accordance with SFAS No. 142, step one of the two part transitional impairment test requires Hughes to compare the fair value of each reporting unit with its respective carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, step two of the transitional impairment test will be performed to measure the amount of impairment loss, if any. Based on preliminary results of step one of the transitional impairment test, Hughes has identified PanAmSat, DIRECTV Broadband, Inc. (“DIRECTV Broadband”) and DIRECTV Latin America, LLC (“DLA”) as reporting units for which the carrying value may exceed the fair value as of January 1, 2002. Goodwill associated with these reporting units totaled $ 3,448.4 million at January 1, 2002. Step one of the transitional impairment test must be completed in the second quarter of 2002. Step two of the transitional impairment test must be completed by the end of 2002 and the resulting impairment loss, if any, will be recorded as a cumulative effect of accounting change in the consolidated statements of operations. The amount of any such impairment loss cannot be determined at this time. The amount of any such loss, however, could be material to Hughes’ consolidated financial results. In addition to the annual impairment test, SFAS No. 142 also requires Hughes to perform an impairment test if an event occurs or circumstances change that would more likely than not result in an impairment loss. Such subsequent impairment losses, if any, will be reflected in operating income in the consolidated statement of operations in the period the event occurs.

Hughes had $445.5 million and $656.5 million of intangible assets, net at March 31, 2002 and December 31, 2001, respectively. As discussed above, $209.8 million of intangible assets that no longer qualify for separate accounting were combined with goodwill during the first quarter of 2002. At March 31, 2002, intangible assets primarily consisted of FCC licenses for direct-to-home broadcasting frequencies (“Orbital Slots”), which have indefinite useful lives. Orbital Slots at March 31, 2002 were $432.3 million, net of $30.6 million accumulated amortization. In accordance with SFAS No. 142, Hughes completed the transitional impairment test related to intangible assets with indefinite lives during the first quarter of 2002. It was determined that the fair value of the Orbital Slots exceeded the carrying value at January 1, 2002. In addition, as required by SFAS No. 142, Hughes will test for impairment its intangible assets with indefinite lives at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired.

Hughes adopted SFAS No. 141, “Business Combinations,” on July 1, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the amortization of goodwill and intangible assets with indefinite lives

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

acquired thereafter. The adoption of SFAS No. 141 did not have a significant impact on Hughes’ consolidated results of operations or financial position.

Hughes adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) and an after-tax unrealized gain of $0.4 million in accumulated other comprehensive income.

Note 3. Inventories

Major Classes of Inventories

	March 31, 2002	December 31, 2001
	(Dollars in Millions)
Productive material and supplies	$55.0	$58.3
Work in process	138.9	145.7
Finished goods	189.0	183.2
Provision for excess or obsolete inventory	(31.6)	(27.1)

Total	$351.3	$360.1

Note 4. Comprehensive Income (Loss)

Hughes’ total comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2002	2001
	(Dollars in Millions)
Net loss	$(156.4)	$(105.3)

Other comprehensive loss:
Foreign currency translation adjustments	(1.4)	1.2
Cumulative effect of accounting change	—	0.4
Unrealized losses on securities and derivatives:
Unrealized holding losses	(16.2)	(149.9)
Less: reclassification adjustment for gains recognized during the period	—	(22.3)

Other comprehensive loss	(17.6)	(170.6)

Total comprehensive loss	$(174.0)	$(275.9)

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) (“ASCNI”) of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the net income (loss) of Hughes, excluding the effects of the GM purchase accounting adjustment arising from GM’s acquisition of Hughes and reduced by the effects of preferred stock dividends paid and/or payable to GM (earnings (loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base).

In addition, the denominator used in determining the ASCNI of Hughes may be adjusted from time to time as deemed appropriate by the GM Board under the GM restated certificate of incorporation to reflect the following: (i) subdivisions and combinations of the GM Class H common stock and stock dividends payable in shares of GM Class H common stock to holders of GM Class H common stock; (ii) the fair market value of contributions of cash or property by GM to Hughes, or of cash or property of GM to or for the benefit of employees of Hughes for employee benefit plans or arrangements of GM, Hughes or other GM subsidiaries; (iii) the contribution of shares of capital stock of GM to or for the benefit of employees of Hughes or its subsidiaries for benefit plans or arrangements of GM, Hughes or other GM subsidiaries; (iv) payments made by Hughes to GM of amounts applied to the repurchase by GM of shares of GM Class H common stock, so long as the GM board has approved the repurchase and GM applied the payment to the repurchase; and (v) the repurchase by Hughes of shares of GM Class H common stock that are no longer outstanding, so long as the GM board approved the repurchase.

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

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth comparative information regarding GM Class H Common Stock and the GM Class H Dividend Base for the quarters ended March 31, 2002 and 2001:

	2002	2001
	(Shares in Millions)
GM Class H Common Stock Outstanding
Shares at January 1	877.5	875.3
Shares issued for stock options exercised	0.3	0.4

Shares at March 31	877.8	875.7

Weighted average number of shares of GM Class H common stock outstanding (Numerator)	877.6	875.4

GM Class H Dividend Base
GM Class H dividend base at January 1	1,301.1	1,298.8
Increase for stock options exercised	0.3	0.4

GM Class H dividend base at March 31	1,301.4	1,299.2

Weighted average GM Class H dividend base (Denominator)	1,301.2	1,299.1

Note 6. Hughes Series A Preferred Stock

On June 24, 1999, as part of a strategic alliance with Hughes, America Online, Inc. (“AOL”) invested $1.5 billion in shares of GM Series H preference stock. The GM Series H preference stock will automatically convert on June 24, 2002 into GM Class H common stock based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, which would have resulted in the issuance of about 80 million shares based on the March 31, 2002 GM Class H common stock price. The preferred stock accrues quarterly dividends at a rate of 6.25% per year and may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL in shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H preference stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. The underwriting discount on the Hughes Series A Preferred Stock is amortized over three years. Upon conversion of the GM Series H preference stock into GM Class H common stock, Hughes will redeem the Hughes Series A Preferred Stock through a cash payment to GM. Simultaneous with GM’s receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount.

The aggregate liquidation preference of the preferred stock at March 31, 2002 and December 31, 2001 was $1.5 billion plus an amount equal to any accrued and unpaid dividends thereon prior to the date fixed for distribution.

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 7. Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at March 31, 2002	March 31, 2002	December 31, 2001
		(Dollars in Millions)
Credit facilities	4.84%	$764.8	$450.0
Other short-term borrowings	4.48%—14.50%	16.2	16.4
Current portion of long-term debt	6.00%	200.0	1,192.1

Total short-term borrowings and current portion of long-term debt		$981.0	$1,658.5

Long-Term Debt

	Interest Rates at March 31, 2002	March 31, 2002	December 31, 2001
		(Dollars in Millions)
Notes payable	6.00%—8.50%	$1,550.0	$796.5
Credit facilities	4.85%—5.35%	1,000.0	1,322.6
Other debt	2.84%—12.10%	56.4	61.8

Total debt		2,606.4	2,180.9
Less current portion		200.0	1,192.1

Total long-term debt		$2,406.4	$988.8

Debt and Credit Facilities. Notes Payable.    In February 2002, PanAmSat completed an $800 million private placement note offering. These unsecured notes bear interest at an annual rate of 8.5%, payable semi-annually and mature in 2012.

In January 2002, PanAmSat repaid in full the $46.5 million outstanding balance of variable rate notes assumed in 1999 in connection with the early buy-out of a satellite sale-leaseback.

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for these notes as of March 31, 2002 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a new secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured by certain of the operating assets of PanAmSat that were pledged in connection with the secured bank facility.

Credit Facilities.    In February 2002, Hughes amended and increased its existing $750.0 million multi-year credit facility (the “Amended Credit Agreement”). The Amended Credit Agreement provides availability of $1,235.2 million in revolving borrowings which bear interest at the London Interbank Offer Rate (“LIBOR”) plus 3.0%. The Amended Credit Agreement commitment terminates upon the earlier of December 5, 2002 or the effective date of the EchoStar Merger. The facility is secured by substantially all of Hughes’ assets other than the assets of DLA and PanAmSat. In March 2002, Hughes borrowed an additional $764.8 million under a term loan tranche that was added to the Amended Credit

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Agreement. The term loan has the same terms as the revolving facility and increased the total funding available under the Amended Credit Agreement to $2,000 million. As of March 31, 2002, the revolving component of the Amended Credit Agreement was undrawn and $764.8 million was outstanding under the term loan.

Also, in February 2002, PanAmSat obtained a bank facility in the amount of $1,250 million. The bank facility is comprised of a $250 million revolving credit facility, which was undrawn as of March 31, 2002, a $300 million Tranche A Term Loan and a $700 million Tranche B Term Loan, both of which were fully drawn as of March 31, 2002. This bank facility replaced a previously existing $500 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus 3.0%. The Tranche B Term Loan bears interest at LIBOR plus 3.5%. The revolving credit facility and Tranche A Term Loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably by substantially all of PanAmSat’s operating assets, including its satellites. PanAmSat repaid a $1,725 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and notes payable described above, as well as existing cash balances.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with General Motors Acceptance Corporation (“GMAC”). The facility was subsequently amended in February 2002. The amended facility provides for a commitment through December 5, 2002. The facility is split into two loan tranches: a $1,500 million tranche secured by a February 2002 $1,500 million Hughes cash deposit and a $500 million tranche that shares security with the Amended Credit Agreement described above. Borrowings under the $1,500 million tranche bear interest at GMAC’s cost of funds (approximately 2.23% at March 31, 2002) plus 0.125%. Borrowings under the $500 million tranche bear interest at GMAC’s cost of funds plus 1.75%. The $1,500 million cash deposit earns interest at a rate equivalent to GMAC’s cost of funds. Hughes offsets the $1,500 million GMAC cash deposit against amounts borrowed from GMAC for balance sheet purposes. The excess over Hughes’ $1,500 million cash deposit must be repaid upon the effective date of the EchoStar Merger. The cash collateralized tranche was fully drawn and the $500 million tranche was undrawn as of March 31, 2002.

On January 5, 2001, DLA entered into a $450.0 million revolving credit facility. The DLA facility was repaid and retired in February 2002. In addition, SurFin Ltd.’s unsecured revolving credit facilities of $400 million and $212.5 million were repaid and retired in February 2002.

Other.    $72.6 million in other short-term and long-term debt, related primarily to DLA and Hughes Network Systems’ international subsidiaries, was outstanding at March 31, 2002, bearing fixed and floating rates of interest of 2.8% to 14.5%. Principal on these borrowings is due in varying amounts through 2007.

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 8. Acquisitions, Investments and Divestitures

Acquisitions and Investments

On May 1, 2001, DLA, which operates the Latin America DIRECTV business, acquired from Grupo Clarín S.A. ("Clarin") a 51% ownership interest in Galaxy Entertainment Argentina S.A. ("GEA"), a local operating company in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that under certain circumstances will allow Clarin to sell in November 2003 its 3.98% interest back to DLA for $195 million. As a result of the transaction, Hughes' interest in DLA decreased from 77.8% to 74.7% and Hughes' ownership in GEA increased from 20% to 58.1%. Hughes' portion of the purchase price, which amounted to about $130 million, was recorded as an increase to additional paid-in capital with the offset allocated to the net assets acquired, including goodwill.

On April 3, 2001, Hughes acquired Telocity Delaware, Inc. (“Telocity”), a company that provides land-based digital subscriber line (“DSL”) services, through the completion of a tender offer and merger. Telocity is now operating as DIRECTV Broadband, and is included as part of the Direct-To-Home Broadcast segment. The purchase price was $197.8 million and was paid in cash. The following selected unaudited pro forma information is being provided to present a summary of the combined results of Hughes and Telocity for 2001 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of Hughes had Telocity operated as part of Hughes for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

Three Months Ended March 31, 2001
(Dollars in Millions)
Total revenues	$1,900.9
Loss before cumulative effect of accounting change	(144.0)
Net loss	(151.4)
Pro forma loss used for computation of available separate consolidated net income (loss)	(174.7)

The financial information included herein reflect the acquisitions discussed above from their respective dates of acquisition. The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

Divestitures

On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued. As a result, Hughes accrued exit costs and involuntary termination benefits. Accrued exit costs consist of claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. About $0.8 million was paid for accrued exit costs during the

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

first quarter of 2002. All involuntary termination benefits were paid in 2000 and 2001. The amount remaining for accrued exit costs was $46.8 million and $47.6 million at March 31, 2002 and December 31, 2001, respectively.

Note 9. Segment Reporting

Hughes’ segments, which are differentiated by their products and services, include Direct-To-Home Broadcast, Satellite Services, and Network Systems. Direct-To-Home Broadcast is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers and providing land-based DSL services. Satellite Services is engaged in the selling, leasing and operating of satellite transponders and providing services for cable television systems, news companies, Internet service providers and private business networks. The Network Systems segment is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV® receiving equipment (set-top boxes and dishes). Other includes the corporate office and other entities.

Selected information for Hughes’ operating segments are reported as follows:

	Direct- To-Home Broadcast	Satellite Services	Network Systems	Other	Eliminations	Total
	(Dollars in Millions)
For the Three Months Ended:
March 31, 2002
External Revenues	$1,640.1	$164.3	$225.4	$8.4	—	$2,038.2
Intersegment Revenues	3.7	42.8	17.4	—	$(63.9)	—

Total Revenues	$1,643.8	$207.1	$242.8	$8.4	$(63.9)	$2,038.2

Operating Profit (Loss)	$(215.5)	$57.1	$(51.1)	$79.4	$2.3	$(127.8)

March 31, 2001
External Revenues	$1,486.0	$166.5	$233.3	$7.2	—	$1,893.0
Intersegment Revenues	3.9	38.7	14.9	0.1	$(57.6)	—

Total Revenues	$1,489.9	$205.2	$248.2	$7.3	$(57.6)	$1,893.0

Operating Profit (Loss)	$(145.5)	$41.1	$(52.6)	$1.5	$3.0	$(152.5)

As of: March 31, 2002
Goodwill, net	$3,828.7	$2,238.7	$18.9	$649.2	$—	$6,735.5
Intangible Assets, net	445.5	—	—	—	—	445.5

December 31, 2001
Goodwill, net	$3,593.5	$2,238.7	$18.9	$649.2	$—	$6,500.3
Intangible Assets, net	656.5	—	—	—	—	656.5

Note 10. Commitments and Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), the stock purchase agreement provides for potential adjustment to

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for an arbitration process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest from the date of sale, the total amount of which has been provided for in Hughes’ financial statements. However, Boeing has submitted additional proposed adjustments, of which about $750 million remain unresolved. Hughes believes that these additional proposed adjustments are without merit and intends to vigorously contest the matter in the arbitration process which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated financial statements.

Additionally, as part of the sale of the satellite systems manufacturing businesses, Hughes retained liability for certain possible fines and penalties and certain financial consequences of debarment associated with potential non-criminal violations of U.S. Export control laws related to the business now owned by Boeing should the State Department impose such sanctions against the satellite systems manufacturing businesses. Hughes does not expect sanctions imposed by the State Department, if any, to have a material adverse effect on its consolidated financial statements.

General Electric Capital Corporation (“GECC”) and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV® programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV’s performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC’s performance and DIRECTV’s obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut’s offer-of-judgment statute. With this order, the total judgment entered in GECC’s favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Oral argument on the appeal was heard on October 15, 2001 by the Second Circuit Court of Appeals. While the appeal is pending, post-judgment interest on the total judgment is accruing at a rate of 6.241% per year, compounded annually, from the date judgment was entered in October 2000. Although Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted, Hughes has increased its provision for loss related to this matter by $83 million in the first quarter of 2002, of which $56 million was recorded as a charge to “Selling, general and administrative expenses” and $27 million was recorded as a charge to “Interest expense,” based on the status of settlement negotiations between the parties. Hughes believes it has adequately provided for the disposition of this matter, however, its ultimate resolution could result in an additional charge to Hughes’ results of operations.

DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television Inc. and Golden Sky Systems, Inc. (referred to together as “Defendants”) to recover monies (currently approximately $63 million) that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

subscriber acquisition costs incurred by DIRECTV on account of new subscriber activations in Defendants’ territory. Defendants had ceased making payments altogether, and indicated that they did not intend to make any further payments due under the Agreement. On July 13, 2001, Defendants sent notice of termination of the Agreement and on July 16, 2001, Defendants answered DIRECTV’s complaint and filed a cross complaint alleging counts of fraud in the inducement, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with prospective economic advantage and violation of California Bus. and Prof. Code 17200. Defendants seek an unstated amount of damages and punitive damages. DIRECTV denies any liability to Defendants, and intends to vigorously pursue its damages claim against Defendants and defend against Defendants’ cross claims. Defendants removed the action to federal district court, Central District of Los Angeles.

Hughes Communications Galaxy, Inc. (“HCGI”) filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration’s breach of contract to launch ten satellites on the Space Shuttle. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On November 13, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court decision. On December 26, 2001, Hughes filed a Combined Petition for Panel Rehearing and Rehearing en Banc, seeking to increase the award, which was denied in January 2002. In March 2002, Hughes was advised that no further judicial review would be sought by the U.S. Government and the payment was in process. In April 2002, Hughes received payment for the full amount of the judgment. As a result, Hughes recorded a $95 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” in the first quarter of 2002.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2002. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated financial statements.

Other

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its’ ability to provide service. Where insurance costs related to known satellite anomalies are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $686.4 million and the book value of the satellites that were not insured was $635.6 million at March 31, 2002.

Hughes is contingently liable under standby letters of credit and bonds in the aggregate amount of $64.2 million which were undrawn at March 31, 2002 and has guaranteed $3.0 million of bank debt

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (concluded)

related to non-consolidated DLA local operating companies, which is due in variable amounts over the next five years. Additionally, as described in Note 8, DLA may be required to repurchase Clarin’s 3.98% interest in DLA for $195 million in 2003.

In the first quarter of 2002, Hughes recorded a $29.0 million charge to “Other, net” related to an expected requirement to perform on a guarantee obligation of up to $55.4 million for bank debt owed by an investor in Hughes Tele.com (India) Limited. Hughes has accrued a current liability to the lender and an account receivable from the investor for the guarantee amount. The $29.0 million charge represents a provision for the portion of the receivable from the investor deemed uncollectible. A payment by Hughes pursuant to the guarantee may be required in the second or third quarter of 2002.

The Hughes Board of Directors has approved several benefit plans designed to provide benefits for the retention of about 240 key employees and also provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs. Upon a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed if an employee is identified for termination. A total of up to about $110 million for retention benefits will be paid, with approximately 50% paid at the time of a change-in-control and 50% paid up to 12 months following the date of a change-in-control. The amount of severance benefits to be paid will be based upon decisions that will be made relating to employee layoffs, if any, following the date of a change-in-control. In addition, approximately 33.5 million employee stock options will vest upon a qualifying change-in-control and up to an additional 8.5 million employee stock options could vest if employees are laid off within one year of a change-in-control. For purposes of the above benefits and stock options, a successful completion of the EchoStar Merger would qualify as a change-in-control.

At March 31, 2002, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $349.9 million, payable as follows: $76.1 million in the remainder of 2002, $80.1 million in 2003, $51.9 million in 2004, $37.5 million in 2005, $31.0 million in 2006 and $73.3 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options.

At March 31, 2002, the minimum commitments under noncancelable satellite construction and launch contracts totaled $870.9 million.

In connection with the direct-to-home broadcast businesses, Hughes has commitments related to certain programming agreements which are variable based upon the number of underlying subscribers and market penetration rates. Minimum payments over the terms of applicable contracts are anticipated to be approximately $1.5 billion, payable as follows: $418.7 million in 2002, $260.2 million in 2003, $159.4 million in 2004, $158.0 million in 2005, $165.7 million in 2006 and $366.8 million thereafter.

As part of a series of agreements entered into with America Online, Inc. (“AOL”) on June 21, 1999, Hughes committed to spend up to approximately $1.5 billion in sales, marketing, development and promotion efforts in support of DirecPC®/AOL-Plus, DIRECTV®, DIRECTV™/AOL TV and DirecDuo™ products and services. At March 31, 2002, Hughes had spent approximately $500 million in support of these efforts. Consistent with the requirements of the agreements with AOL, additional funds will continue to be spent until the contractual spending limits have been satisfied or until applicable timeframes expire, which in some cases can be for periods of ten years or more.

***

HUGHES ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

SUMMARY DATA

	Three Months Ended March 31,
	2002	2001
	(Dollars in Millions)
	(Unaudited)
Consolidated Statements of Operations Data:
Total revenues	$2,038.2	$1,893.0
Total operating costs and expenses	2,166.0	2,045.5

Operating loss	(127.8)	(152.5)
Other expenses, net	(113.7)	(19.6)
Income tax benefit	91.8	49.9
Minority interests in net (earnings) losses of subsidiaries	(6.7)	24.3

Loss before cumulative effect of accounting change	(156.4)	(97.9)
Cumulative effect of accounting change, net of taxes	—	(7.4)

Net loss	(156.4)	(105.3)
Adjustment to exclude the effect of GM purchase accounting	—	0.8
Preferred stock dividends	(24.1)	(24.1)

Loss Used for Computation of Available Separate Consolidated Net Income (Loss)	$(180.5)	$(128.6)

Other Data:
EBITDA(1)	$134.2	$113.2
EBITDA Margin(1)	6.6%	6.0%
Depreciation and amortization	$262.0	$265.7
Capital expenditures	360.8	351.2
Cash flows from operating activities	72.2	(144.6)
Cash flows from investing activities	(187.1)	(195.0)
Cash flows from financing activities	528.6	359.1

	March 31, 2002 (Unaudited)	December 31, 2001
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,113.8	$700.1
Total current assets	3,990.2	3,341.1
Total assets	19,740.1	19,210.1
Total current liabilities	3,802.2	4,406.5
Long-term debt	2,406.4	988.8
Minority interests	538.8	531.3
Total stockholder’s equity	10,874.1	11,071.9

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

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA—Concluded
Selected Segment Data

	Direct-To-Home Broadcast	Satellite Services	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
	(Unaudited)
For the Three Months Ended:
March 31, 2002
Total Revenues	$1,643.8	$207.1	$242.8	$(55.5)	$2,038.2

% of Total Revenue	80.6%	10.2%	11.9%	(2.7%)	100.0%
Operating Profit (Loss)	$(215.5)	$57.1	$(51.1)	$81.7	$(127.8)
Operating Profit Margin	N/A	27.6%	N/A	N/A	N/A
EBITDA	$(62.6)	$151.1	$(33.1)	$78.8	$134.2
EBITDA Margin	N/A	73.0%	N/A	N/A	6.6%
Depreciation and Amortization	$152.9	$94.0	$18.0	$(2.9)	$262.0
Capital Expenditures	139.5	74.0	128.3	19.0	360.8

March 31, 2001
Total Revenues	$1,489.9	$205.2	$248.2	$(50.3)	$1,893.0

% of Total Revenue	78.7%	10.8%	13.1%	(2.6%)	100.0%
Operating Profit (Loss)	$(145.5)	$41.1	$(52.6)	$4.5	$(152.5)
Operating Profit Margin	N/A	20.0%	N/A	N/A	N/A
EBITDA	$6.0	$140.0	$(38.3)	$5.5	$113.2
EBITDA Margin	0.4%	68.2%	N/A	N/A	6.0%
Depreciation and Amortization	$151.5	$98.9	$14.3	$1.0	$265.7
Capital Expenditures	127.6	67.2	178.2	(21.8)	351.2

HUGHES ELECTRONICS CORPORATION

The following management’s discussion and analysis should be read in conjunction with the Hughes Electronics Corporation (“Hughes”) management’s discussion and analysis included in the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2002 and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

This Quarterly Report may contain certain statements that Hughes believes are, or may be considered to be, “forward-looking statements,” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause Hughes’ actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, but are not limited to, economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, foreign currency exchange rates, ability to obtain export licenses, competition, the outcome of legal proceedings, ability to achieve cost reductions, ability to timely perform material contracts, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, loss of uninsured satellites, ability of customers to obtain financing, Hughes’ ability to access capital to maintain its financial flexibility and the effects of the strategic transactions that General Motors Corporation (“GM”) and Hughes have entered into as noted below.

Additionally, the in-orbit satellites of Hughes and its approximately 81% owned subsidiary, PanAmSat Corporation (“PanAmSat”), are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operations of Hughes’ businesses. With respect to both in-orbit and launch problems, insurance carried by Hughes and PanAmSat, if any, generally does not compensate for business interruption or loss of future revenues or customers. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by these anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers. For further information regarding PanAmSat’s satellites, refer to PanAmSat’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 11, 2002.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report and Hughes undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Proposed Merger Transaction

On October 28, 2001, Hughes and GM, together with EchoStar Communications Corporation (“EchoStar”), announced the signing of definitive agreements that provide for the split-off of

HUGHES ELECTRONICS CORPORATION

a company holding all of the capital stock of Hughes from GM and the combination of the Hughes business with EchoStar by means of a merger (the “Merger” or “EchoStar Merger”). The surviving entity is sometimes referred to as New EchoStar. The Merger is subject to a number of conditions and no assurances can be given that the transactions will be completed. See further discussion of the Merger below in “Acquisitions, Investments and Divestitures – Merger Transaction.” The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the Merger.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein, including the financial information reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates. The following represent what Hughes believes are the critical accounting policies most affected by significant management estimates and judgements:

Valuation of Long-Lived Assets.    Hughes evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. The cash flows used in such analyses are typically derived from the expected cash flows associated with the asset under review, which is determined from management estimates and judgments of expected future results. Should the actual cash flows vary from the estimated amount, a write-down of the asset may be warranted in a future period.

Financial Instruments and Investments.    Hughes maintains investments in equity securities of unaffiliated companies. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of stockholder’s equity. Hughes continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” Hughes considers, among other factors: the magnitude and duration of the decline; the financial health of and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and Hughes’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount recognized in the statement of operations as part of “Other, net.” Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover an investment’s carrying value, thereby possibly requiring a charge in a future period.

HUGHES ELECTRONICS CORPORATION

Contingent Matters.    A significant amount of management estimate and judgement is required in determining when, or if, an accrual should be recorded for a contingent matter, particularly for those contingent matters described in “Commitments and Contingencies” below and in Note 10 to the consolidated financial statements, and the amount of such accrual, if any. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to Hughes’ continuing operations and financial position.

General

Business Overview

The continuing operations of Hughes are comprised of the following segments: Direct-To-Home Broadcast, Satellite Services and Network Systems.

The Direct-To-Home Broadcast segment consists primarily of the DIRECTV digital multi-channel entertainment businesses located in the United States and Latin America and DIRECTV Broadband, Inc. (“DIRECTV Broadband”), formerly known as Telocity Delaware, Inc. (“Telocity”), which was acquired in April 2001. DIRECTV Broadband is a provider of digital subscriber line (“DSL”) services purchased from wholesale providers. The results of operations for DIRECTV Broadband have been included in Hughes’ financial information since the date of acquisition. See Note 8 to the consolidated financial statements and “Liquidity and Capital Resources—Acquisitions, Investments and Divestitures” below, for further discussion of this transaction.

During the first quarter of 2002, based on the status of settlement negotiations between the parties, DIRECTV recognized an $83 million charge to provide for losses associated with a dispute with General Electric Capital Corporation (“GECC”) arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV® programming and related hardware. Of this amount, $56 million was recorded as a charge to “Selling, general and administrative expenses” and $27 million was recorded as a charge to “Interest expense.” See Note 10 to the consolidated financial statements and Part II – Item 1. “Legal Proceedings” for additional information.

During the fourth quarter of 2001, DIRECTV successfully launched and commenced service of the DIRECTV 4S spot beam satellite at 101 degrees west longitude. DIRECTV 4S enabled DIRECTV to increase its capacity to about 750 channels, and provides the capacity to transmit more than 300 local channels and to comply with the federal “must carry” provisions of the Satellite Home Viewer Improvement Act of 1999 in the 41 U.S. markets where DIRECTV offers local programming. The “must carry” provisions obligate DIRECTV and other direct-to-home operators to carry all local channels in any market where the direct-to-home operator broadcasts any local channels. During the first quarter of 2002, DIRECTV announced that with the expected launch of the DIRECTV 5 satellite in May 2002 it would expand its local channel offerings to an additional 10 markets by the end of 2002. This will bring the total number of markets capable of receiving local channels to 51, reaching approximately 62% of all television households in the United States.

Beginning with the first quarter of 2002, DIRECTV changed its policy to no longer include pending subscribers in its cumulative subscriber base. Pending subscribers are customers who have purchased equipment and have had all of the required customer information entered into DIRECTV’s billing system, but have not yet activated service. This new policy reflects a more simplified approach to counting customers and is consistent with the rest of the multi-channel television industry. As a result,

HUGHES ELECTRONICS CORPORATION

DIRECTV reduced its cumulative subscriber base by approximately 360,000 subscribers that had been previously identified as pending subscribers. This change has no impact on past or future revenues, EBITDA or cash flows. The amounts reported herein for DIRECTV’s cumulative subscriber base, subscriber additions and average monthly revenue per subscriber (“ARPU”), have been calculated on a comparative basis excluding pending subscribers.

The operating results for the Latin America DIRECTV businesses are comprised of DIRECTV Latin America, LLC (“DLA”), Hughes’ 74.7% owned subsidiary that provides DIRECTV® programming to local operating companies located in Latin America and the Caribbean Basin; the exclusive distributors of DIRECTV located in Mexico, Brazil, Argentina, Colombia, Trinidad and Tobago and Uruguay; and SurFin Ltd. (“SurFin”), a company that provides financing of subscriber receiver equipment to certain DLA local operating companies. The non-operating results of the Latin America DIRECTV businesses include Hughes’ share of the results of unconsolidated local operating companies that are the exclusive distributors of DIRECTV in Venezuela and Puerto Rico and are included in “Other, net.” During 2001, Hughes began recording 100% of the losses incurred by DLA and certain other affiliated local operating companies due to the accumulation of operating losses in excess of the minority investors investment and Hughes’ continued funding of those businesses.

In May 2001, due to the acquisition of a majority interest of Galaxy Entertainment Argentina S.A. (“GEA”), DLA began to consolidate the results of GEA. Previously, DLA’s interest in GEA was accounted for under the equity method. See Note 8 to the consolidated financial statements and “Liquidity and Capital Resources—Acquisitions, Investments and Divestitures” below, for further discussion of this transaction. In the first quarter of 2002, DLA’s reported loss was negatively impacted by $32.0 million as a result of the devaluation of the Argentinean peso. A further decline in value of the Argentinean peso against the U.S. dollar would result in additional losses in the future.

Also in 2001, DLA secured the exclusive rights to broadcast and re-sell the FIFA World Cup soccer competitions, occurring in 2002 and 2006, in Argentina, Chile, Colombia, Mexico, Uruguay and Venezuela. Because of the World Cup’s popularity across Latin America, DLA expects World Cup soccer to be an important differentiator of its service and a key subscriber acquisition tool. The costs of the live sporting events are recorded in the period the events are broadcast. As a result, the cost of the events of $145 million and $267 million will be charged to operations in the second quarters of 2002 and 2006, respectively. Because of weak economic conditions in several of its largest markets, there is a significant risk that DLA will be unable to recover the costs of the events from incremental revenues from pay-per-view sales to subscribers, advertising and the re-sale of broadcast rights to third parties for the 2002 competition. As a result of any such shortfall, DLA’s expected second quarter of 2002 operating loss could increase.

The Satellite Services segment represents the results of PanAmSat, Hughes’ approximately 81% owned subsidiary. PanAmSat is a leading provider of video, broadcasting and network services via satellite. PanAmSat leases capacity on its satellites, which it owns and operates, to its customers and delivers entertainment and information to cable television systems, television broadcast affiliates, direct-to-home television operators, Internet service providers, telecommunications companies and other corporations. PanAmSat provides satellite services to its customers primarily through long-term operating lease contracts for the full or partial use of satellite transponder capacity.

The Network Systems segment represents the results of Hughes Network Systems (“HNS”), which is a leading supplier of broadband satellite services and products. HNS designs, manufactures and installs advanced networking solutions for businesses and governments worldwide using very small aperture terminals. HNS is a premier broadband products and services company with particular emphasis on providing broadband access. HNS is also a leading supplier of DIRECTV® receiving equipment (set-top boxes and antennas).

HUGHES ELECTRONICS CORPORATION

During the first quarter of 2002, HNS recorded a $29.0 million charge in “Other, net” for a loan guarantee obligation related to a Hughes affiliate in India. See Note 10 to the consolidated financial statements for additional information.

During the first quarter of 2002, Hughes recorded a $95 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” as a result of the favorable resolution of a lawsuit filed against the U.S. Government on March 22, 1991. The lawsuit was based upon the National Aeronautics and Space Administration’s (“NASA”) breach of contract to launch ten satellites on the Space Shuttle. See Note 10 to the consolidated financial statements and “Part II—Item 1. Legal Proceedings” for additional information.

Hughes adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. The adoption of this standard resulted in the discontinuation of amortization on goodwill and intangible assets with indefinite lives and is discussed in more detail below under “Accounting Changes” and in Note 2 to the consolidated financial statements. Hughes recognized amortization expense of $63.5 million in the first quarter of 2001, for which there is no comparable amount in 2002.

During the second and third quarters of 2001, Hughes announced a nearly 10% reduction of its approximately 7,900 employees, excluding DIRECTV customer service representatives, located in the United States. As a result 750 employees, across all business disciplines, were given notification of termination that resulted in a charge to operations of $87.5 million. Of that charge, $80.0 million were related to employee severance benefits and $7.5 million was for other costs primarily related to a remaining lease obligation associated with excess office space and employee equipment. As of March 31, 2002, substantially all employees had been terminated. The remaining accrual for employee severance benefits and other costs amounted to $28.0 million and $3.1 million, respectively, at March 31, 2002.

In October 2001, Hughes reached a settlement with Raytheon Company (“Raytheon”) on a purchase price adjustment related to the 1997 spin-off of Hughes’ defense electronics business and the subsequent merger of that business with Raytheon. Under the terms of the settlement, Hughes agreed to reimburse Raytheon for a portion of the original $9.5 billion purchase price. Hughes paid $500 million of the settlement amount in October 2001 and the remainder, $134.2 million, was paid during February 2002.

Satellite Fleet

Hughes has a fleet of 27 satellites, six owned by DIRECTV and 21 owned and operated by PanAmSat.

PanAmSat expects to launch and place in service new satellites as part of its construction and launch strategy. The new satellites are intended to meet the expected demand for additional satellite capacity, replace capacity affected by satellite anomalies or replace satellites reaching their expected end of life, and provide added backup to existing capacity. In connection with this strategy, six satellites have been successfully launched since December 1999. PanAmSat is currently constructing and expects to launch up to six satellites by 2006. Two of these satellites will be ready for launch in 2002, two in early 2003, and one is scheduled to replace Galaxy IR prior to the end of its useful life in 2006. The sixth satellite will be available as a replacement or in-orbit spare.

DIRECTV U.S. currently has one satellite under construction, the DIRECTV 7S satellite, a high-powered spot-beam satellite, which is expected to be launched in the second half of 2003. DIRECTV

HUGHES ELECTRONICS CORPORATION

7S will be positioned at 119 degrees west longitude and will provide additional capacity enabling DIRECTV to further expand its services, including local channel coverage. Also, the already constructed high-power DIRECTV 5 satellite is expected to be launched in May 2002 to replace DIRECTV 6 at 119 degrees west longitude. DIRECTV 6 will then serve as a back-up at 119 degrees west longitude.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues. Revenues for the first quarter of 2002 increased 7.7% to $2,038.2 million, compared with $1,893.0 million in the first quarter of 2001. The increased revenues resulted primarily from the Direct-To-Home Broadcast segment, which reported $153.9 million increase in revenues over the first quarter of 2001 that resulted primarily from the addition of about 1.3 million net new subscribers in the United States and Latin America since March 31, 2001.

Operating Costs and Expenses.    Operating costs and expenses increased to $2,166.0 million in the first quarter of 2002 from $2,045.5 million in the first quarter of 2001. Broadcast programming and other costs increased by $164.5 million in the first quarter of 2002 from the same period in 2001 due to higher costs at the Direct-To-Home Broadcast segment resulting from the increase in subscribers. Costs of products sold increased by $18.5 million in the first quarter of 2002 from the first quarter of 2001. Selling, general and administrative expenses decreased by $58.8 million during the first quarter of 2002 compared to the same period in 2001 due primarily to the $95 million net gain recorded from the NASA claim and lower expenses resulting from cost saving initiatives, partially offset by a $56 million loss recorded for the GECC dispute. Depreciation and amortization decreased by $3.7 million during the first quarter of 2002 compared to the first quarter of 2001 due to the discontinuation of amortization expense related to goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, which amounted to $63.5 million in the first quarter of 2001, partially offset by added depreciation expense related to capital expenditures for property and satellites since the first quarter of 2001, the consolidation of GEA in May 2001 and the acquisition of Telocity in April 2001.

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

EBITDA for the first quarter of 2002 was $134.2 million and EBITDA margin was 6.6%, compared to EBITDA of $113.2 million and EBITDA margin of 6.0% in the first quarter of 2001. The increase in EBITDA resulted from $11.1 million in increased EBITDA at the Satellite Services segment and an increase of $73.3 million in Eliminations and Other, principally due to the $95 million gain recorded for the NASA claim. These increases were partially offset by $68.6 million of lower EBITDA at the Direct-To-Home Broadcast segment in the first quarter of 2002 compared to the first quarter of 2001 that resulted primarily from the $56 million loss recorded for the GECC dispute.

HUGHES ELECTRONICS CORPORATION

Operating Loss.    The operating loss for the first quarter of 2002 was $127.8 million compared to an operating loss of $152.5 million in the first quarter of 2001. The decreased operating loss resulted primarily from the increase in EBITDA.

Interest Income and Expense.    Interest income decreased to $4.3 million for the first quarter of 2002 compared to interest income of $23.8 million for the same period of 2001 due to a decrease in average outstanding cash balances. Interest expense increased to $76.4 million for the first quarter of 2002 from $50.6 million for the first quarter of 2001. The higher interest expense resulted primarily from the $27 million of interest recorded in connection with the GECC dispute. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”

Other, Net.    Other, net decreased to a net expense of $41.6 million for the first quarter of 2002 from a net income of $7.2 million in the same period of 2001. The net expense for the first quarter of 2002 resulted primarily from a $29.0 million charge recorded for a loan guarantee obligation related to a Hughes affiliate in India and $10.2 million of equity method losses. Other, net income for the first quarter of 2001 resulted primarily from net gains from the sale of investments of $20.0 million, partially offset by equity method losses of $12.8 million.

Income Taxes.    Hughes recognized an income tax benefit of $91.8 million for the first quarter of 2002, compared to $49.9 million in the first quarter of 2001. The higher tax benefit in the first quarter of 2002 was due to higher pre-tax losses and the favorable resolution of certain tax contingencies in 2002.

Loss Before Cumulative Effect of Accounting Change.    Hughes reported a loss before cumulative effect of accounting change of $156.4 million for the 2002 first quarter, compared to $97.9 million for the same period of 2001.

Cumulative Effect of Accounting Change.    Hughes adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one time after-tax charge of $7.4 million during the quarter ended March 31, 2001, as a cumulative effect of accounting change in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss). See Note 2 to the consolidated financial statements and “Accounting Changes” below for additional information.

Direct-To-Home Broadcast Segment

Direct-To-Home Broadcast segment first quarter 2002 revenues increased 10.3% to $1,643.8 million from $1,489.9 million in the first quarter of 2001. The Direct-To-Home Broadcast segment had negative EBITDA of $62.6 million in the first quarter of 2002 compared with positive EBITDA of $6.0 million in the first quarter of 2001. The operating loss for the segment increased to $215.5 million in the first quarter of 2002 from $145.5 million in the first quarter of 2001.

United States.    DIRECTV U.S. was the biggest contributor to the segment’s revenue growth with revenues of $1,466 million in the first quarter of 2002, an 11% increase over first quarter 2001 revenues of $1,324 million. The increase in revenues resulted primarily from a larger subscriber base in 2002, partially offset by lower ARPU. As of March 31, 2002, DIRECTV had approximately 10.6 million subscribers compared to about 9.5 million subscribers at March 31, 2001. Excluding subscribers in NRTC territories, DIRECTV owned and operated subscribers totaled 8.8 million at March 31, 2002. DIRECTV added 350,000 net new owned and operated subscribers in the first quarter of 2002, compared to 251,000 net subscribers in the first quarter of 2001. ARPU for DIRECTV U.S. was $56.70 and $58.50 at March 31, 2002 and March 31, 2001, respectively. The reduced ARPU in

HUGHES ELECTRONICS CORPORATION

2002 is due to lower premium package revenue and fewer pay-per-view purchases than in 2001. As mentioned above, amounts reflected herein for DIRECTV’s cumulative subscriber base, subscriber additions and ARPU have been calculated on a comparative basis excluding pending subscribers.

EBITDA was $29 million for the first quarter of 2002 compared to EBITDA of $50 million for the first quarter of 2001. The operating loss in the first quarter of 2002 was $56 million compared to a loss of $53 million in the first quarter of 2001. The decrease in EBITDA was due to the $56 million loss recorded for the GECC dispute and increased subscriber marketing costs associated with a higher number of gross subscriber additions, which were partially offset by higher gross profits resulting from the increase in revenues discussed above and lower expenses resulting from cost saving initiatives. The change in operating loss was due to the decrease in EBITDA and an $18 million increase in depreciation expense associated with capital expenditures since March 31, 2001, which were more than offset by a $36 million decrease in amortization expense resulting from the discontinuation of amortization expense related to goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142.

Latin America.    Revenues for the Latin America DIRECTV businesses were unchanged at $165 million for the first quarter of 2002 from the first quarter of 2001. The increased revenues generated from a larger subscriber base were offset by the negative effect resulting from the devaluation of the Argentinean and Brazilian currencies. Subscribers grew to about 1.6 million at March 31, 2002 compared to 1.4 million at March 31, 2001. Latin America DIRECTV added 32,000 net new subscribers in the first quarter of 2002 compared to 101,000 net new subscribers in the first quarter of 2001. ARPU was $30 and $36 at March 31, 2002 and March 31, 2001, respectively. The decrease in ARPU was largely due to the effects resulting from the devaluation of the Argentinean and Brazilian currencies.

EBITDA was a negative $61 million in the first quarter of 2002 compared to negative EBITDA of $44 million in the first quarter of 2001. The change in EBITDA was primarily due to the $32 million loss related to currency devaluation and the consolidation of GEA, partially offset by lower expenses resulting from cost saving initiatives. The Latin America DIRECTV businesses incurred an operating loss of $119 million in the first quarter of 2002 compared to an operating loss of $92 million in the first quarter of 2001. The increased operating loss resulted from the decline in EBITDA and higher depreciation of fixed assets related primarily to the increased number of subscribers leasing DIRECTV  receiver equipment and the consolidation of GEA, partially offset by the discontinuation of goodwill amortization.

DIRECTV Broadband. Revenues and EBITDA for DIRECTV Broadband were $14 million and negative $30 million, respectively, for the first quarter of 2002. The operating loss for the first quarter of 2002 was $40 million. DIRECTV Broadband added approximately 22,000 net new subscribers during the first quarter of 2002. At March 31, 2002, DIRECTV Broadband had more than 113,000 residential broadband subscribers in the United States.

Satellite Services Segment

Revenues for the Satellite Services segment in the first quarter of 2002 increased $1.9 million to $207.1 million from $205.2 million in the same period in the prior year. This increase was primarily due to a termination fee of approximately $6 million received from one of the company’s video customers, partially offset by reduced operating lease revenues.

HUGHES ELECTRONICS CORPORATION

EBITDA was $151.1 million for the first quarter of 2002, a 7.9% increase over the first quarter 2001 EBITDA of $140.0 million. EBITDA margin for the first quarter of 2002 was 73.0% compared to 68.2% in the first quarter of 2001.The increase in EBITDA and EBITDA margin was principally due to increased operational efficiencies, a $40 million gain related to the settlement of the PAS 7 insurance claim and the $6 million termination fee discussed above. These gains were partially offset by a $19 million charge to operating income for the write-off of receivables due to the conversion of several sales-type leases to operating leases by one of PanAmSat’s customers, an $11 million provision for idle facilities, and $10 million of additional bad debt expense. Operating profit was $57.1 million for the first quarter of 2002 compared to $41.1 million in the first quarter of 2001. The increase in operating profit resulted from the increase in EBITDA and lower amortization expense in the first quarter of 2002 resulting from the discontinuation of goodwill amortization.

Network Systems Segment

The Network Systems segment’s first quarter 2002 revenues were $242.8 million, compared to $248.2 million in the first quarter of 2001. The lower revenues resulted from decreased sales related primarily to the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs, offset principally by increased sales of DIRECWAY systems and DIRECTV receivers.

The Network Systems segment reported negative EBITDA of $33.1 million for the first quarter of 2002, compared to negative EBITDA of $38.3 million in the first quarter of 2001. The Network Systems segment had an operating loss of $51.1 million in the first quarter of 2002, compared to an operating loss of $52.6 million in the first quarter of 2001. The improvement in EBITDA and operating loss resulted from higher gross margins on increased DIRECTV receiver shipments and lower selling, general and administrative expenses, partially offset by lower gross margins on mobile satellite programs and a $6 million charge related to severance benefits in the first quarter of 2002.

Eliminations and Other

The elimination of revenues increased to $55.5 million in the first quarter of 2002 from $50.3 million in the first quarter of 2001 due primarily to increased shipments of DIRECTV receiver equipment from the Network Systems Segment to the Direct-To-Home broadcast segment, and an increase in intercompany transponder leasing revenues at the Satellite Services segment.

Operating profit from “eliminations and other” increased to $81.7 million in the first quarter of 2002 from $4.5 million in the first quarter of 2001. The increase in operating profit resulted primarily from the $95 million net gain recorded from the NASA claim, partially offset by higher corporate expenditures related to employee benefit and compensation costs in the first quarter of 2002.

Liquidity and Capital Resources

In the first quarter of 2002, Hughes had sources of cash of $986.0 million, resulting from additional net borrowings of $740.1 million, insurance proceeds of $173.7 million and cash provided by operations of $72.2 million. These sources of cash were offset by cash used during the first quarter of about $573.0 million, primarily for expenditures for satellites and property of $360.8 million, the final settlement payment to Raytheon of $134.2 million and debt issuance costs of $54.6 million.

HUGHES ELECTRONICS CORPORATION

As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at March 31, 2002 and December 31, 2001 was 1.05 and 0.76, respectively. Working capital increased by $1,253.4 million to $188.0 million at March 31, 2002 from a working capital deficit of $1,065.4 million at December 31, 2001. The change was principally due to the repayment of current debt obligations and an increase in cash balances, both of which were funded by the proceeds received from long term borrowings that resulted from the refinancing transactions described in more detail below.

Hughes expects to have cash requirements for the remainder of 2002 of approximately $1.2 billion to $1.4 billion primarily due to capital expenditures for satellites and property and increased investments in affiliated companies. These cash requirements are expected to be funded from a combination of existing cash balances, cash provided from operations, amounts available under credit facilities, and additional borrowings, as needed. See “Security Ratings” below for further discussion of Hughes’ credit rating.

In February 2002, Hughes completed a series of financing activities. PanAmSat borrowed $1,800 million, a portion of which was used to repay $1,725 million owed to Hughes; Hughes deposited $1,500 million of the proceeds received from PanAmSat with General Motors Acceptance Corporation (“GMAC”) as collateral, with Hughes then borrowing $1,875 million under a GMAC revolving credit facility. Hughes used $1,682.5 million of the proceeds to repay all amounts outstanding under Hughes’ $750 million unsecured revolving credit facility, DLA’s $450 million revolving credit facility, and SurFin’s $400 million and $212.5 million revolving credit facilities. The DLA and SurFin facilities were retired, while the Hughes facility was amended and expanded (the “Amended Credit Agreement”). In March 2002, Hughes borrowed an additional $764.8 million under a term loan tranche that was added to the Amended Credit Agreement and repaid $375.0 million of the GMAC facility. Hughes’ and PanAmSat’s debt is more fully described below in “Debt and Credit Facilities.”

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

Certain of Hughes’ borrowings are required to be repaid upon the earlier of the effective date of the EchoStar Merger or December 2002. If the Merger is not completed by December 2002, Hughes will be required to either extend or refinance the debt or obtain cash from asset sales, or equity transactions, as necessary, to repay the borrowings. There can be no assurance, however, that Hughes will be able to refinance the debt, obtain new borrowings or complete asset sales or equity transactions. Hughes’ failure to extend or refinance its debt could cause a material adverse effect on Hughes’ financial condition. Upon a failure of the Merger that results in the sale of Hughes’ interest in PanAmSat to EchoStar, Hughes will utilize the cash proceeds received, as well as termination fees that may be paid to Hughes by EchoStar, to repay its debt obligations. See “Acquisitions, Investments and Divestitures—Merger Transaction” below regarding the funding of the proposed EchoStar Merger.

Common Stock Dividend Policy     Dividends may be paid on the GM Class H common stock only when, as, and if declared by GM’s Board of Directors in its sole discretion. The GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Class H common stock. Similarly, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes.

HUGHES ELECTRONICS CORPORATION

Cash and Cash Equivalents.    Cash and cash equivalents were $1,113.8 million at March 31, 2002 compared to $700.1 million at December 31, 2001. The increase in cash resulted primarily from additional net borrowings of $740.1 million and insurance proceeds of $173.7 million, partially offset by expenditures for satellites and property of $360.8 million and the final settlement payment to Raytheon of $134.2 million.

Cash provided by operating activities was $72.2 million for the first quarter of 2002, compared to cash used in operating activities of $144.6 million for the first quarter of 2001. The increase in 2002 resulted primarily from decreased working capital requirements.

Cash used in investing activities was $187.1 million in the three months ended March 31, 2002, and $195.0 million for the same period in 2001. The reduction in cash flows used in investing activities in 2002 primarily resulted from reduced expenditures for satellites and property and a $41.3 million increase in 2002 proceeds from insurance claims, partially offset by reduced proceeds from the sale of investments of $67.8 million from 2001.

Cash provided by financing activities was $528.6 million in the first quarter of 2002, compared to $359.1 million in the first quarter of 2001. The increase in cash flows provided by financing activities in 2002 is primarily due to additional net borrowings of $740.1 million, partially offset by cash used for debt issuance costs of $54.6 million and the final payment of the Raytheon settlement of $134.2 million.

Debt and Credit Facilities. Notes Payable. In February 2002, PanAmSat completed an $800 million private placement note offering. These unsecured notes bear interest at an annual rate of 8.5%, payable semi-annually and mature in 2012.

In January 2002, PanAmSat repaid in full the $46.5 million outstanding balance of variable rate notes assumed in 1999 in connection with the early buy-out of a satellite sale-leaseback.

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for these notes as of March 31, 2002 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a new secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured by certain of the operating assets of PanAmSat that were pledged in connection with the secured bank facility.

Credit Facilities.    In February 2002, Hughes amended and increased its existing $750.0 million multi-year credit facility. The Amended Credit Agreement provides availability of $1,235.2 million in revolving borrowings which bear interest at the London Interbank Offer Rate (“LIBOR”) plus 3%. The Amended Credit Agreement commitment terminates upon the earlier of December 5, 2002 or the effective date of the EchoStar Merger. The facility is secured by substantially all of Hughes’ assets other than the assets of DLA and PanAmSat. In March 2002, Hughes borrowed $764.8 million under a term loan tranche that was added to the Amended Credit Agreement. The term loan has the same terms as the revolving facility and increased the total funding available under the Amended Credit Agreement to $2,000 million. As of March 31, 2002, the revolving component of the Amended Credit Agreement was undrawn and $764.8 million was outstanding under the term loan.

Also, in February 2002, PanAmSat obtained a bank facility in the amount of $1,250 million. The bank facility is comprised of a $250 million revolving credit facility, which was undrawn as of March 31,

HUGHES ELECTRONICS CORPORATION

2002, a $300 million Tranche A Term Loan and a $700 million Tranche B Term Loan, both of which were fully drawn as of March 31, 2002. This bank facility replaced a previously existing $500 million unsecured multiyear revolving credit facility. The new revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus 3.0%. The Tranche B Term Loan bears interest at LIBOR plus 3.5%. The revolving credit facility and Tranche A Term Loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably by substantially all of PanAmSat’s operating assets, including its satellites. PanAmSat repaid a $1,725 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and notes payable described above, as well as existing cash balances.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with GMAC. The facility was subsequently amended in February 2002. The amended facility provides for a commitment through December 5, 2002. The facility is split into two loan tranches: a $1,500 million tranche secured by a February 2002 $1,500 million Hughes cash deposit and a $500 million tranche that shares security with the Amended Credit Agreement described above. Borrowings under the $1,500 million tranche bear interest at GMAC’s cost of funds (approximately 2.23% at March 31, 2002) plus 0.125%. Borrowings under the $500 million tranche bear interest at GMAC’s cost of funds plus 1.75%. The $1,500 million cash deposit earns interest at a rate equivalent to GMAC’s cost of funds. Hughes offsets the $1,500 million GMAC cash deposit against amounts borrowed from GMAC for balance sheet purposes. The excess over Hughes’ $1,500 million cash deposit must be repaid upon the effective date of the EchoStar Merger. The cash collateralized tranche was fully drawn and the $500 million tranche was undrawn as of March 31, 2002.

On January 5, 2001, DLA entered into a $450.0 million revolving credit facility. The DLA facility was repaid and retired in February 2002. In addition, SurFin’s unsecured revolving credit facilities of $400 million and $212.5 million were repaid and retired in February 2002.

Other. $72.6 million in other short-term and long-term debt, related primarily to DLA and HNS’ international subsidiaries, was outstanding at March 31, 2002, bearing fixed and floating rates of interest of 2.8% to 14.5%. Principal on these borrowings is due in varying amounts through 2007.

Acquisitions, Investments and Divestitures. Merger Transaction.    On October 28, 2001, Hughes and GM, together with EchoStar, announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, and certain other conditions, provide for the split-off of a company holding all of the capital stock of Hughes from GM and the combination of the Hughes business with EchoStar by means of a merger.

The split-off of Hughes from GM would occur by means of a distribution to the holders of GM Class H common stock of one share of Class C common stock of a Hughes holding company (that will own all of the stock of Hughes at the time of the split-off) in exchange for each share of GM Class H common stock held immediately prior to the split-off. Immediately following the split-off, the businesses of Hughes and EchoStar would be combined in the EchoStar Merger to form New EchoStar. Each share of the Hughes holding company Class C common stock would remain outstanding and become a share of Class C common stock of New EchoStar. Holders of Class A and Class B common stock of EchoStar would receive about 1.3699 shares of stock of the merged entity in exchange for each share of EchoStar Class A or Class B common stock held prior to the EchoStar Merger.

HUGHES ELECTRONICS CORPORATION

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

As part of the transactions, GM would receive a dividend from Hughes of up to $4.2 billion in cash, and its approximately 30% retained economic interest in Hughes would be reduced by a commensurate amount. Following these transactions, subject to Internal Revenue Service approval, and based on a number of assumptions, including the potential issuance or distribution of up to 100 million shares of GM Class H common stock or New EchoStar Class C common stock in exchange for certain debt of GM, GM may retain an interest in the merged entity. The $4.2 billion dividend to GM will be financed by Hughes through new and existing credit facilities or other borrowings.

The transactions are subject to a number of conditions, including approval by a majority of each class of GM stockholders—GM $1-  2/3 and GM Class H—voting both separately as distinct classes and also voting together as a single class based on their respective per share voting power. The proposed transactions also are subject to antitrust clearance and approval by the Federal Communications Commission. In addition, the transactions are contingent upon the receipt of a favorable ruling from the IRS that the separation of Hughes from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes. The transactions are currently expected to close in the second half of 2002.

GM, Hughes, and EchoStar have agreed that, in the event that the transactions do not occur because certain specified regulatory-related conditions have not been satisfied, EchoStar will be required to pay Hughes a $600 million termination fee. In addition, if the merger agreement is terminated for failure to obtain specified regulatory clearances or financing to complete the merger, EchoStar is obligated to purchase Hughes’ interest in PanAmSat for an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. Cash proceeds, net of income taxes, would be retained by Hughes and used to repay certain outstanding borrowings and fund future operating requirements.

The sale of Hughes’ PanAmSat interest is subject to a number of conditions beyond the control of Hughes which must be satisfied before any sale could be completed, including, among other things, the expiration or termination of the waiting period applicable to the PanAmSat stock sale under the Hart-Scott-Rodino Act, the absence of any effective injunction or order which prevents the completion of the PanAmSat stock sale and the receipt of FCC approval for the transfer of licenses in connection with the PanAmSat stock sale. If these conditions were not fulfilled, EchoStar would not be obligated to complete the purchase, even though the EchoStar Merger was not completed for the specific reasons identified above. If this were to happen, Hughes would remain a wholly owned subsidiary of GM, and Hughes would not have the benefit of the liquidity represented by the sale of Hughes’ interest in PanAmSat.

GM, Hughes and EchoStar have also agreed that, if the EchoStar Merger is not completed for certain limited reasons involving a competing transaction or a withdrawal by GM’s Board of Directors of their recommendation of the EchoStar transaction, then Hughes will pay a termination fee of $600 million to EchoStar. The financial burden that such a payment would have on Hughes could affect Hughes’ ability to raise new capital, or otherwise have an adverse effect on its financial condition, and Hughes will have incurred substantial transaction-related expenses and devoted substantial management resources to the proposed merger without realizing the anticipated benefits.

HUGHES ELECTRONICS CORPORATION

In connection with the pending EchoStar Merger, some customers and strategic partners of Hughes may delay or defer decisions, which could have a material adverse effect on Hughes’ businesses, regardless of whether the EchoStar Merger is ultimately completed. Similarly, current and prospective employees of Hughes may experience uncertainty about their future roles with the combined company, which may materially adversely affect Hughes’ ability to attract and retain key management, sales, marketing and technical personnel.

Acquisitions and Investments.    On May 1, 2001, DIRECTV Latin America, LLC (“DLA”), which operates the Latin America DIRECTV business, acquired from Grupo Clarín S.A. (“Clarin”) a 51% ownership interest in Galaxy Entertainment Argentina S.A. (“GEA”), a local operating company located in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that under certain circumstances will allow Clarin to sell in November 2003 its 3.98% interest back to DLA for $195 million. As a result of the transaction, Hughes’ interest in DLA decreased from 77.8% to 74.7% and Hughes’ ownership in GEA increased from 20% to 58.1%. Hughes’ portion of the purchase price, which amounted to about $130 million, was recorded as an increase to additional paid-in capital with the offset allocated to the net assets acquired, including goodwill.

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

Divestitures. On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued. As a result, Hughes accrued exit costs and involuntary termination benefits. Accrued exit costs consist of claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. About $0.8 million was paid for accrued exit costs during the first quarter of 2002. All involuntary termination benefits were paid in 2000 and 2001. The amount remaining for accrued exit costs was $46.8 million and $47.6 million at March 31, 2002 and December 31, 2001, respectively.

Commitments and Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for an arbitration process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest from the date of sale, the total amount of which has been provided for in Hughes’ financial statements. However, Boeing has submitted additional proposed adjustments, of which about $750 million remain

HUGHES ELECTRONICS CORPORATION

unresolved. Hughes believes that these additional proposed adjustments are without merit and intends to vigorously contest the matter in the arbitration process which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated financial statements.

Additionally, as part of the sale of the satellite systems manufacturing businesses, Hughes retained liability for certain possible fines and penalties and certain financial consequences of debarment associated with potential non-criminal violations of U.S. Export control laws related to the business now owned by Boeing should the State Department impose such sanctions against the satellite systems manufacturing businesses. Hughes does not expect sanctions imposed by the State Department, if any, to have a material adverse effect on its consolidated financial statements.

General Electric Capital Corporation (“GECC”) and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV® programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV’s performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC’s performance and DIRECTV’s obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut’s offer-of-judgment statute. With this order, the total judgment entered in GECC’s favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Oral argument on the appeal was heard on October 15, 2001 by the Second Circuit Court of Appeals. While the appeal is pending, post-judgment interest on the total judgment is accruing at a rate of 6.241% per year, compounded annually, from the date judgment was entered in October 2000. Although Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted, Hughes has increased its provision for loss related to this matter by $83 million in the first quarter of 2002, of which $56 million was recorded as a charge to “Selling, general and administrative expenses” and $27 million was recorded as a charge to “Interest expense,” based on the status of settlement negotiations between the parties. Hughes believes it has adequately provided for the disposition of this matter, however, its ultimate resolution could result in an additional charge to Hughes’ results of operations.

DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television Inc. and Golden Sky Systems, Inc. (referred to together as “Defendants”) to recover monies (currently approximately $63 million) that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain subscriber acquisition costs incurred by DIRECTV on account of new subscriber activations in Defendants’ territory. Defendants had ceased making payments altogether, and indicated that they did not intend to make any further payments due under the Agreement. On July 13, 2001, Defendants sent notice of termination of the Agreement and on July 16, 2001, Defendants answered DIRECTV’s complaint and filed a cross complaint alleging counts of fraud in the inducement, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with prospective economic advantage and violation of California Bus. and Prof. Code 17200. Defendants seek an unstated amount of damages and punitive damages. DIRECTV

HUGHES ELECTRONICS CORPORATION

denies any liability to Defendants, and intends to vigorously pursue its damages claim against Defendants and defend against Defendants’ cross claims. Defendants removed the action to federal district court, Central District of Los Angeles.

Hughes Communications Galaxy, Inc. (“HCGI”) filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration’s breach of contract to launch ten satellites on the Space Shuttle. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On November 13, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court decision. On December 26, 2001, Hughes filed a Combined Petition for Panel Rehearing and Rehearing en Banc, seeking to increase the award, which was denied in January 2002. In March 2002, Hughes was advised that no further judicial review would be sought by the U.S. Government and the payment was in process. In April 2002, Hughes received payment for the full amount of the judgment. As a result, Hughes recorded a $95 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” in the first quarter of 2002.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2002. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated financial statements.

Other

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its’ ability to provide service. Where insurance costs related to known satellite anomalies are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $686.4 million and the book value of the satellites that were not insured was $635.6 million at March 31, 2002.

Hughes is contingently liable under standby letters of credit and bonds in the aggregate amount of $64.2 million which were undrawn at March 31, 2002 and has guaranteed $3.0 million of bank debt related to non-consolidated DLA local operating companies, which is due in variable amounts over the next five years. Additionally, as described in Note 8 to the consolidated financial statements, DLA may be required to repurchase Clarin’s 3.98% interest in DLA for $195 million in 2003.

In the first quarter of 2002, Hughes recorded a $29.0 million charge to “Other, Net” related to an expected requirement to perform on a guarantee obligation of up to $55.4 million for bank debt owed by an investor in Hughes Tele.com (India) Limited. Hughes has accrued a current liability to the lendor and an account receivable from the investor for the guarantee amount. The $29.0 million charge represents a provision for the portion of the receivable from the investor deemed uncollectible. A payment by Hughes pursuant to the guarantee may be required in the second or third quarter of 2002.

HUGHES ELECTRONICS CORPORATION

The Hughes Board of Directors has approved several benefit plans designed to provide benefits for the retention of about 240 key employees and also provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs. Upon a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed if an employee is identified for termination. A total of up to about $110 million for retention benefits will be paid, with approximately 50% paid at the time of a change-in-control and 50% paid up to 12 months following the date of a change-in-control. The amount of severance benefits to be paid will be based upon decisions that will be made relating to employee layoffs, if any, following the date of a change-in-control. In addition, approximately 33.5 million employee stock options will vest upon a qualifying change-in- control and up to an additional 8.5 million employee stock options could vest if employees are laid off within one year of a change-in-control. For purposes of the above benefits and stock options, a successful completion of the EchoStar Merger would qualify as a change-in-control.

At March 31, 2002, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $349.9 million, payable as follows: $76.1 million in the remainder of 2002, $80.1 million in 2003, $51.9 million in 2004, $37.5 million in 2005, $31.0 million in 2006 and $73.3 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options.

At March 31, 2002, the minimum commitments under noncancelable satellite construction and launch contracts totaled $870.9 million.

In connection with the direct-to-home broadcast businesses, Hughes has commitments related to certain programming agreements which are variable based upon the number of underlying subscribers and market penetration rates. Minimum payments over the terms of applicable contracts are anticipated to be approximately $1.5 billion, payable as follows: $418.7 million in 2002, $260.2 million in 2003, $159.4 million in 2004, $158.0 million in 2005, $165.7 million in 2006 and $366.8 million thereafter.

As part of a series of agreements entered into with America Online, Inc. (“AOL”) on June 21, 1999, Hughes committed to spend up to approximately $1.5 billion in sales, marketing, development and promotion efforts in support of DirecPC®/AOL-Plus, DIRECTV®, DIRECTV™/AOL TV and DirecDuo™ products and services. At March 31, 2002, Hughes had spent approximately $500 million in support of these efforts. Consistent with the requirements of the agreements with AOL, additional funds will continue to be spent until the contractual spending limits have been satisfied or until applicable timeframes expire, which in some cases can be for periods of ten years or more.

Accounting Changes

Hughes adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS No. 144 refines existing impairment accounting guidance and extends the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have any impact on Hughes’ consolidated results of operations or financial position.

HUGHES ELECTRONICS CORPORATION

Hughes also adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually. All other intangible assets are amortized over their estimated useful lives. Intangible assets of $209.8 million that no longer qualify for separate accounting were combined with goodwill during the first quarter of 2002. The following represents Hughes’ reported net loss on a comparable basis excluding the after-tax effect of amortization expense associated with goodwill and intangible assets with indefinite lives:

	Three Months Ended March 31,
	2002	2001
(Dollars in Millions)
Reported net loss	$(156.4)	$(105.3)
Add:
Goodwill and intangibles with indefinite lives amortization	—	49.4

Adjusted net loss	$(156.4)	$(55.9)

Hughes is currently in the process of completing the transitional impairment test required by SFAS No. 142 to determine whether there was a potential impairment to recorded goodwill as of January 1, 2002. In accordance with SFAS No. 142, step one of the two part transitional impairment test requires Hughes to compare the fair value of each reporting unit with its respective carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, step two of the transitional impairment test will be performed to measure the amount of impairment loss, if any. Based on preliminary results of step one of the transitional impairment test, Hughes has identified PanAmSat, DIRECTV Broadband, Inc. (“DIRECTV Broadband”) and DIRECTV Latin America, LLC (“DLA”) as reporting units for which the carrying value may exceed the fair value as of January 1, 2002. Goodwill associated with these reporting units totaled $3,448.4 million at January 1, 2002. Step one of the transitional impairment test must be completed in the second quarter of 2002. Step two of the transitional impairment test must be completed by the end of 2002 and the resulting impairment loss, if any, will be recorded as a cumulative effect of accounting change in the consolidated statements of operations. The amount of any such impairment loss cannot be determined at this time. The amount of any such loss, however, could be material to Hughes’ consolidated financial results. In addition to the annual impairment test, SFAS No. 142 also requires Hughes to perform an impairment test if an event occurs or circumstances change that would more likely than not result in an impairment loss. Such subsequent impairment losses, if any, will be reflected in operating income in the consolidated statements of operations in the period the event occurs.

Hughes had $445.5 million and $656.5 million of intangible assets, net at March 31, 2002 and December 31, 2001, respectively. As discussed above, $209.8 million of intangible assets that no longer qualify for separate accounting were combined with goodwill during the first quarter of 2002. At March 31, 2002, intangible assets primarily consisted of FCC licenses for direct-to-home broadcasting frequencies (“Orbital Slots”) with indefinite useful lives. Orbital Slots at March 31, 2002 were  $ 432.3 million, net of $ 30.6 million accumulated amortization. In accordance with SFAS No. 142, Hughes completed the transitional impairment test related to intangible assets with indefinite lives during the first quarter of 2002. It was determined that the fair value of the Orbital Slots exceeded the carrying value at January 1, 2002. In addition, as required by SFAS No. 142, Hughes will test for impairment its intangible assets with indefinite lives at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired.

HUGHES ELECTRONICS CORPORATION

Hughes adopted SFAS No. 141, “Business Combinations,” on July 1, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the amortization of goodwill and intangible assets with indefinite lives acquired thereafter. The adoption of SFAS No. 141 did not have a significant impact on Hughes’ consolidated results of operations or financial position.

Hughes adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) and an after-tax unrealized gain of $0.4 million in OCI.

Security Ratings

On March 14, 2002, Moody’s Investor Services (“Moody’s”) assigned a Ba3 debt rating to Hughes’ Amended Credit Agreement. The rating remains on review for possible downgrade pending the outcome of the EchoStar Merger. On January 16, 2002, Moody’s reduced Hughes’ senior unsecured bank debt rating from Ba1 to Ba3 (on review for possible downgrade). The ratings action noted rising leverage at Hughes and stated that while there may be margin expansion resulting from continued growth in DIRECTV subscribers, this would be offset by losses at DLA, HNS, and DIRECTV Broadband. Moody’s added that if the announced merger with EchoStar did not receive regulatory approval, Hughes’ longer term funding issues would be remedied by the contractually-obligated sale of its approximately 81% stake in PanAmSat and the merger transaction termination fee. On October 30, 2001, Moody’s downgraded Hughes’ long-term debt rating from Baa2 to Ba1, subsequent to the EchoStar Merger announcement. The ratings action cited weak operating performance, rising leverage, and the likelihood that Hughes could not maintain an investment grade rating under any merger scenario.

On March 8, 2002, Standard and Poor’s Rating Services (“S&P”) lowered Hughes’ unsecured long-term corporate credit rating from BB+ to BB-, remaining on Credit Watch negative pending the outcome of the EchoStar Merger. S&P also assigned a BB rating to Hughes’ senior secured credit facility (also Credit Watch negative). S&P noted that the action was based on Hughes’ credit quality on a stand-alone basis if the EchoStar Merger is not approved, with the ratings on Credit Watch negative because the corporate credit rating of a combined EchoStar/Hughes/PanAmSat might be one rating grade lower. On December 7, 2001, S&P lowered Hughes’ long-term corporate credit rating from BBB- to BB+. This ratings action noted that Hughes needs to deliver planned operating performance improvements to receive an investment grade rating, despite a strong balance sheet in the event that the EchoStar-Hughes merger does not receive regulatory approval.

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

HUGHES ELECTRONICS CORPORATION

Market Risk Disclosure

The following discussion and the estimated amounts generated from the sensitivity analysis referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analysis used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should not be considered projections by Hughes of future events or losses.

Interest Rate Risk

Hughes is subject to interest rate risk related to its outstanding debt. As of March 31, 2002, Hughes’ $3,387.4 million of total debt consisted of PanAmSat’s fixed rate borrowings of $1,550.0 million and variable rate borrowings of $1,000.0 million, Hughes’ variable rate borrowings of $764.8 million, and various other variable and fixed rate borrowings. Outstanding borrowings bore interest rates ranging from 2.84% to 14.50% at March 31, 2002. Hughes is subject to fluctuating interest rates, which may adversely impact its results of operations and cash flows for its variable rate bank borrowings. Also, to the extent interest rates increase, Hughes’ cost of financing could increase at such time that debt matures and is refinanced. As of March 31, 2002, the hypothetical impact of a one percentage point increase in interest rates related to Hughes’ outstanding variable rate debt would be to increase annual interest expense by approximately $18 million.

* * *

HUGHES ELECTRONICS CORPORATION

PART II

ITEM 1. LEGAL PROCEEDINGS

Summarized below, for the quarter ended March 31, 2002 and through the date of this filing, are changes in material pending legal proceedings involving Hughes. For further information, refer to the Hughes Electronics Corporation Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 11, 2002, and Current Reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report. Also, for further information, refer to Note 10 to the consolidated financial statements included in this filing.

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Hughes Electronics Corporation (“Hughes”) became, or was, a party during the quarter ended March 31, 2002 or subsequent thereto, but before the filing of this report are summarized below:

Other Matters

General Electric Capital Corporation (“GECC”) and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV® programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV’s performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC’s performance and DIRECTV’s obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut’s offer-of-judgment statute. With this order, the total judgment entered in GECC’s favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Oral argument on the appeal was heard on October 15, 2001 by the Second Circuit Court of Appeals. While the appeal is pending, post-judgment interest on the total judgment is accruing at a rate of 6.241% per year, compounded annually, from the date judgment was entered in October 2000. Although Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted, Hughes has increased its provision for loss related to this matter by $83 million, of which $56 million was recorded as a charge to “Selling, general and administrative expenses” and $27 million was recorded as a charge to “Interest expense,” based on the status of settlement negotiations between the parties. Hughes believes it has adequately provided for the disposition of this matter, however, its ultimate resolution could result in an additional charge to Hughes’ results of operations.

* * *

As previously reported, nine purported class actions were filed in state courts in Delaware, California and New York alleging that The News Corporation Limited had been favored as a bidder to purchase Hughes over EchoStar Communications Corporation (“EchoStar”) to benefit GM in violation of alleged fiduciary duties. Subsequently, an agreement, subject to regulatory approvals, was reached to merge Hughes and EchoStar. The five Delaware cases have been consolidated, two of the California cases have been stayed and the third (Salomone v. Hughes) has been dismissed at the request of the plaintiff. None of the cases has been certified as a class action. GM, Hughes and the Hughes directors intend to vigorously defend these cases.

* * *

HUGHES ELECTRONICS CORPORATION

As previously reported, on October 4, 2001, a DIRECTV dealer named Robert Garcia filed a class action complaint in Los Angeles Superior Court, asserting chargeback/commission claims. On March 1, 2002, Garcia obtained a Temporary Restraining Order (“TRO”) and sought to obtain a Preliminary Injunction to prevent DIRECTV from making changes to its contracts with dealers. The Court dissolved the TRO and denied Preliminary Injunction on March 8, 2002. DIRECTV’s demurrer to the complaint, or in the alternative, to compel arbitration, was heard on April 9, 2002. On April 22, 2002, the court entered an order granting in part and denying in part DIRECTV’s demurrer, and compelling plaintiffs to pursue their individual claims in an American Arbitration Association (“AAA”) arbitration. The court’s order purports to retain jurisdiction, however, in order to determine whether the prerequisites for class treatment of dealer claims within an AAA arbitration are met. The court intends to set a schedule for class discovery and a class certification hearing. DIRECTV disagrees that the court may retain jurisdiction to conduct class proceedings, and believes that the court’s order effectively denies DIRECTV its contractual right to resolve individual dealer claims in AAA arbitrations conducted under the Federal Arbitration Act.

* * *

As previously reported, four DIRECTV dealers, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV and Hughes in Oklahoma State Court, alleging claims ranging from breach of contract to fraud, promissory estoppel, antitrust and unfair competition claims. On August 17, 2001, the court ordered the plaintiffs to pursue their claims in arbitration. In March 2002, DIRECTV filed a motion for a final order of arbitration. Plaintiffs then filed a motion requesting the court to order that a single arbitration be permitted on a class wide basis. DIRECTV intends to vigorously oppose plaintiffs’ efforts to obtain class treatment, since there is no legal or factual basis for class treatment of individual and disparate dealer claims.

* * *

As previously reported, on December 5, 2000, Personalized Media Communications, LLC (“PMC”) and Pegasus Development Corporation (“Pegasus”) filed suit in U. S. District Court for the District of Delaware against DIRECTV, Hughes, Thomson Consumer Electronics, Inc. and Philips Electronics North American Corporation, alleging infringement of seven U.S. patents and seeking unspecified damages. The case has been narrowed to 24 claims for purposes of discovery, and Hughes may seek further narrowing prior to trial (expected in 2003). Based on the successful defense by Hughes against an earlier action brought by PMC on one of the subject patents, Hughes believes that strong defenses of invalidity and non-infringement exist, in addition to numerous other defenses including license, laches and estoppel, and patent misuse. Thomson has named Gemstar-TV Guide International, Inc. (“Gemstar”) and others as third-party defendants, and has raised antitrust and patent misuse charges against Gemstar, Pegasus and PMC. Hughes intends to vigorously defend the lawsuit and pursue its counterclaims against Pegasus and PMC.

* * *

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended March 31, 2002, or subsequent thereto, but before the filing of this report are summarized below:

As previously reported, a putative class action was commenced on September 7, 2000 by Jeff Bischoff, Mitchell Guzik and other consumers similarly situated against DIRECTV, Inc., Thomson Consumer Electronics, Inc., Best Buy Co., Inc., Circuit City Stores, Inc. and Tandy Corporation, Inc. in the U. S. District Court in Los Angeles, alleging antitrust violations. DIRECTV filed a motion to compel

HUGHES ELECTRONICS CORPORATION

arbitration pursuant to the DIRECTV customer agreement, which the Court granted on January 16, 2002, ordering DIRECTV to file an arbitration demand for declaratory relief. The parties have agreed to a settlement which is not material to DIRECTV.

* * *

As previously reported, Hughes Communications Galaxy, Inc. (“HCGI”) filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration’s breach of contract to launch ten satellites on the Space Shuttle. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million and in April 2002, the U.S. government paid to Hughes the full amount of the judgment. As a result, Hughes recorded a $95 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” in the first quarter of 2002.

* * *

HUGHES ELECTRONICS CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number	Exhibit Name	Page No.

**10.29	Seventh Amendment to Amended and Restated Revolving Credit Agreement—Multi-Year Facility, dated as of March 20, 2002
**	Filed herewith.

(b) REPORTS ON FORM 8-K.

One report on Form 8-K dated January 15, 2002 was filed during the quarter ended March 31, 2002 reporting matters under Item 5, Other Events.

* * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUGHES ELECTRONICS CORPORATION (Registrant)
Date May 6, 2002

	By	/S/ MICHAEL J. GAINES
(Michael J. Gaines, Chief Financial Officer)