Form 10-Q
period 2002-06-30
HUGHES ELECTRONICS CORP
filed 2002-08-14
CIK 944868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

As of June 30, 2002, there were outstanding 200 shares of the issuer’s $0.01 par value common stock.

The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

HUGHES ELECTRONICS CORPORATION

HUGHES ELECTRONICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND
AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in Millions)
Revenues
Direct broadcast, leasing and other services	$2,004.0	$1,738.6	$3,862.0	$3,436.8
Product sales	205.7	246.5	385.9	441.3

Total Revenues	2,209.7	1,985.1	4,247.9	3,878.1

Operating Costs and Expenses, Exclusive of Depreciation and Amortization Expense Shown Below
Broadcast programming and other costs	1,078.9	786.6	1,982.1	1,525.3
Cost of products sold	184.7	189.2	357.7	343.7
Selling, general and administrative expenses	823.0	927.3	1,650.8	1,813.9
Depreciation and amortization	261.6	305.0	523.6	570.7

Total Operating Costs and Expenses	2,348.2	2,208.1	4,514.2	4,253.6

Operating Loss	(138.5)	(223.0)	(266.3)	(375.5)
Interest income	7.4	19.0	11.7	42.8
Interest expense	(122.3)	(42.8)	(198.7)	(93.4)
Other, net	8.9	(10.9)	(32.7)	(3.7)

Loss Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	(244.5)	(257.7)	(486.0)	(429.8)
Income tax benefit	92.9	74.8	184.7	124.7
Minority interests in net (earnings) losses of subsidiaries	(3.5)	26.4	(10.2)	50.7

Loss before cumulative effect of accounting change	(155.1)	(156.5)	(311.5)	(254.4)
Cumulative effect of accounting change, net of taxes	—	—	—	(7.4)

Net Loss	(155.1)	(156.5)	(311.5)	(261.8)
Adjustment to exclude the effect of GM purchase accounting	—	0.8	—	1.6

Loss excluding the effect of GM purchase accounting	(155.1)	(155.7)	(311.5)	(260.2)
Preferred stock dividends	(22.8)	(24.1)	(46.9)	(48.2)

Loss Used for Computation of Available Separate Consolidated Net Income (Loss)	$(177.9)	$(179.8)	$(358.4)	$(308.4)

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors Class H Common Stock outstanding (in millions) (Numerator)	884.0	875.9	880.8	875.7
Average Class H dividend base (in millions) (Denominator)	1,307.6	1,299.6	1,304.4	1,299.4
Available Separate Consolidated Net Income (Loss)	$(120.3)	$(121.2)	$(242.0)	$(207.8)

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
	(Dollars in Millions)

ASSETS
Current Assets
Cash and cash equivalents	$836.1	$700.1
Accounts and notes receivable (less allowances)	1,137.7	1,090.5
Contracts in process	122.6	153.1
Inventories	333.9	360.1
Deferred income taxes	134.4	118.9
Prepaid expenses and other	1,042.4	918.4

Total Current Assets	3,607.1	3,341.1
Satellites, net	4,852.7	4,806.6
Property, net	2,183.6	2,197.8
Goodwill, net	6,715.3	6,496.6
Intangible Assets, net	447.9	660.2
Net Investment in Sales-type Leases	175.9	227.0
Investments and Other Assets	1,266.8	1,480.8

Total Assets	$19,249.3	$19,210.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,104.1	$1,227.5
Deferred revenues	157.7	178.5
Short-term borrowings and current portion of long-term debt	1,081.6	1,658.5
Accrued liabilities and other	1,303.3	1,342.0

Total Current Liabilities	3,646.7	4,406.5
Long-Term Debt	2,398.4	988.8
Other Liabilities and Deferred Credits	1,301.8	1,465.1
Deferred Income Taxes	757.7	746.5
Commitments and Contingencies
Minority Interests	542.9	531.3
Stockholder’s Equity
Capital stock and additional paid-in capital	10,151.5	9,561.2
Preferred stock, Series A	—	1,498.4
Preferred stock, Series B	914.1	—
Retained earnings (deficit)	(444.8)	(86.4)

Subtotal Stockholder’s Equity	10,620.8	10,973.2

Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	(17.3)	(17.3)
Accumulated unrealized gains on securities and derivatives	69.6	192.6
Accumulated foreign currency translation adjustments	(71.3)	(76.6)

Accumulated other comprehensive income (loss)	(19.0)	98.7

Total Stockholder’s Equity	10,601.8	11,071.9

Total Liabilities and Stockholder’s Equity	$19,249.3	$19,210.1

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$72.7	$(97.5)

Cash Flows from Investing Activities
Investment in companies, net of cash acquired	(1.3)	(209.4)
Expenditures for property	(310.1)	(393.3)
Expenditures for satellites	(418.3)	(468.1)
Proceeds from disposal of property	—	0.2
Proceeds from sale of investments	—	67.8
Proceeds from insurance claims	215.0	132.4

Net Cash Used in Investing Activities	(514.7)	(870.4)

Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	(785.5)	437.4
Long-term debt borrowings	1,801.0	1,144.4
Repayment of long-term debt	(182.8)	(1,036.8)
Debt issuance costs	(58.3)	—
Stock options exercised	6.5	13.9
Preferred stock dividends paid to General Motors	(68.7)	(46.8)
Final payment on Raytheon settlement	(134.2)	—

Net Cash Provided by Financing Activities	578.0	512.1

Net increase (decrease) in cash and cash equivalents	136.0	(455.8)
Cash and cash equivalents at beginning of the period	700.1	1,508.1

Cash and cash equivalents at end of the period	$836.1	$1,052.3

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

Hughes Electronics Corporation (“Hughes Electronics” or “Hughes”) is a wholly-owned subsidiary of General Motors Corporation (“GM”). The GM Class H common stock tracks the financial performance of Hughes.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Hughes Annual Report on Form 10-K for the year ended December 31, 2001 and the Hughes Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2002 and May 6, 2002, respectively, and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

On August 14, 2002, the Chief Executive Officer and Chief Financial Officer of Hughes complied with the certification requirement of 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, by submitting such certifications by correspondence to the Commission. These certificates are available to the public in a Form 8-K filed with the Commission on August 14, 2002.

The accompanying consolidated financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from purchase accounting adjustments associated with GM’s purchase of Hughes in 1985.

Merger Transaction

On October 28, 2001, Hughes and GM, together with EchoStar Communications Corporation (“EchoStar”), announced the signing of definitive agreements that provide for the split-off of a company holding all of the capital stock of Hughes (“HEC Holdings”) from GM and the combination of the Hughes business with EchoStar by means of a merger (the “Merger” or “EchoStar Merger”). The surviving entity is sometimes referred to as New EchoStar. The Merger is subject to a number of conditions and no assurances can be given that the transactions will be completed. See further discussion of the Merger in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions, Investments and Divestitures—Merger Transaction.” The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the Merger.

The split-off of HEC Holdings from GM would occur by means of a distribution to the holders of GM Class H common stock of one share of Class C common stock of HEC Holdings (which will own all of the stock of Hughes at the time of the split-off) in exchange for each share of GM Class H common stock held immediately prior to the split-off. Immediately following the split-off, the businesses of Hughes and EchoStar would be combined in the EchoStar Merger to form New EchoStar. Each share of HEC Holdings Class C common stock would remain outstanding and become a share of Class C common stock of New EchoStar. Holders of Class A and Class B common stock of EchoStar would receive about 1.3699 shares of stock of New EchoStar in exchange for each share of EchoStar Class A or Class B common stock held immediately prior to the EchoStar Merger.

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1 2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the GM Restated Certificate of Incorporation, as amended. The GM $1 2/3 par value common stock would remain outstanding and would be GM’s only class of common stock after the transactions.

As part of the transactions, GM would receive a dividend from Hughes of up to $4.2 billion in cash, and its approximately 30% retained economic interest in Hughes would be reduced by a commensurate amount. Following these transactions, and based on a number of assumptions, including the potential issuance or distribution of up to 100 million shares of GM Class H common stock or New EchoStar Class C common stock in exchange for cash or certain debt of GM, GM may retain an interest in the merged entity. The $4.2 billion dividend to GM will be financed by Hughes through new and existing credit facilities or other borrowings.

GM, Hughes and EchoStar have agreed that, in the event that the transactions do not occur because certain specified regulatory-related conditions have not been satisfied, EchoStar will be required to pay Hughes a $600 million termination fee. In addition, if the merger agreement is terminated for failure to obtain specified regulatory clearances or financing to complete the Merger, EchoStar is obligated to purchase Hughes’ interest in PanAmSat Corporation (“PanAmSat”) for an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. Cash proceeds, net of income taxes, would be retained by Hughes and used to repay certain outstanding borrowings and fund future operating requirements.

The sale of Hughes’ PanAmSat interest is subject to a number of conditions beyond the control of Hughes which must be satisfied before any sale could be completed, including, among other things, the expiration or termination of the waiting period applicable to the PanAmSat stock sale under the Hart-Scott-Rodino Act, the absence of any effective injunction or order which prevents the completion of the PanAmSat stock sale and the receipt of Federal Communications Commission (“FCC”) approval for the transfer of licenses in connection with the PanAmSat stock sale. If these conditions were not fulfilled, EchoStar would not be obligated to complete the purchase, even though the EchoStar Merger was not completed for the specific reasons identified above. If this were to happen, Hughes would remain a wholly owned subsidiary of GM, and Hughes would not have the benefit of the liquidity represented by the sale of Hughes’ interest in PanAmSat.

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

On July 2, 2002, GM received a favorable private letter ruling from the U.S. Internal Revenue Service to the effect that, among other things, the split-off of HEC Holdings from GM would be tax-free to GM and its stockholders for U.S. federal income-tax purposes. GM, Hughes and EchoStar continue to seek required regulatory clearances and approvals from the U.S. Department of Justice and the FCC with a goal toward completing the transactions in the second half of 2002. The

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

companies also are in the process of preparing materials to be distributed to GM stockholders seeking their affirmative vote on certain aspects of the transactions, and to EchoStar stockholders for their information.

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

Note 2. Summary of Significant Accounting Policies

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

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

Revenue Recognition

Revenues are generated from sales of direct-to-home broadcast subscriptions, the sale of digital subscriber line services (“DSL”), the sale of transponder capacity and related services through outright sales, sales-type leases and operating lease contracts, and sales of DIRECTV receiving equipment, communications equipment and communications services.

Sales are generally recognized as products are shipped or services are rendered. Direct-To-Home subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers. Equipment rental revenue is recognized monthly as earned. Advertising revenue is recognized when the related services are performed. Programming payments received from subscribers in advance of the broadcast are recorded as deferred revenues until earned.

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

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Transponder and other lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are recognized on a straight-line basis over the respective lease term. Differences between operating lease payments received and revenues recognized are deferred and included in “Accounts and notes receivable” or “Investments and other assets.”

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

Hughes has from time to time entered into agreements for the sale and leaseback of certain of its satellite transponders. However, as a result of early buy-out transactions, no obligations under sale-leaseback agreements remain at June 30, 2002. Prior to the completion of the early buy-out transactions, the leasebacks were classified as operating leases and, therefore, the capitalized cost and associated depreciation related to satellite transponders sold were not included in the accompanying consolidated financial statements. Gains resulting from the sale-leaseback transactions were deferred and amortized over the leaseback period. Leaseback expense was recorded using the straight-line method over the term of the lease, net of amortization of the deferred gains. Differences between operating leaseback payments made and expense recognized were deferred and included in “Other liabilities and deferred credits.”

Subscriber Acquisition Costs

Subscriber acquisition costs (“SAC”) are incurred to acquire new DIRECTV subscribers and consist of print and television advertising, subsidies paid to manufacturers of DIRECTV receiving equipment, the cost of free programming provided to the subscriber, the cost of commissions paid to authorized retailers and dealers for subscribers added through their respective distribution channels and the cost of installation and hardware subsidies for subscribers added through DIRECTV’s direct sales program. The cost of print and television advertising, subsidies paid to manufacturers and free programming is expensed as incurred. Manufacturer subsidies earned prior to August 2000 are payable over five years, the present value of which was accrued in the period earned with interest expense recorded over the term of the obligation. The current portion of these manufacturer subsidies are recorded in the consolidated balance sheets in “Accrued liabilities and other”, with the long-term portion recorded in “Other liabilities and deferred credits”.

Substantially all commissions paid to retailers and dealers, although paid in advance, are earned by the retailers and dealers over 12 months from the date of subscriber activation and are refundable to Hughes on a pro-rata basis should the subscriber cancel the DIRECTV service during the service period. As a result, prepaid commissions are deferred and amortized to expense over the 12-month service period. The amount deferred is limited to the estimated average gross margin to be derived

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

from the subscriber over the 12-month period. The excess commission over the estimated margin and non-refundable commissions are expensed immediately.

The cost of installation and hardware subsidies under the direct sales program are deferred when a customer commits to 12 months of the DIRECTV service. The amount deferred is amortized to expense over the commitment period and limited to the margin expected to be earned over the contract term, less an allowance for estimated unrecoverable amounts. Subsidy amounts in excess of the estimated gross margin, and subsidies where no commitment is obtained, are expensed immediately.

SAC is included in “Selling, general and administrative expenses” in the consolidated statements of operations and available separate consolidated net income (loss). The deferred portion of the costs are included in “Prepaid expenses and other” in the consolidated balance sheets.

Hughes actively monitors the recoverability of prepaid commissions and deferred subsidies. To the extent refunds are due for prepaid commissions, Hughes credits the amount due against amounts payable to the retailers/dealers, and therefore, recoverability is reasonably assured. Under the direct sales program, the subscriber is required to secure their account with a credit card and agrees that a pro-rated early termination fee of $150 will be assessed if the subscriber cancels service prior to the end of the commitment period. As a result, with the subscriber credit card as security together with existing allowances, the recoverability of deferred subsidies is reasonably assured.

Cash Flows

Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

Net cash from operating activities includes cash payments made for interest of $218.1 million and $133.2 million for the six months ended June 30, 2002 and June 30, 2001, respectively.

Contracts in Process

Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Engineering, tooling, manufacturing and applicable overhead costs, including administrative, research and development and selling expenses, are charged to costs and expenses when incurred. Amounts billed under retainage provisions of contracts are not significant. Advances offset against contract related receivables amounted to $23.9 million and $37.6 million at June 30, 2002 and December 31, 2001, respectively.

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

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

Broadcast Programming Rights

The cost of television programming broadcast rights are recognized as programming is broadcast. The cost of television programming rights to distribute live sporting events is charged to expense using the straight-line method as the events occur over the course of the season or tournament. These costs are included in “Broadcast programming and other costs” in the consolidated statements of operations and available separate consolidated net income (loss).

Advance payments in the form of cash and equity instruments received from programming content providers for carriage of their signal on DIRECTV are deferred and recognized as a reduction of programming costs on a straight-line basis over the related contract term. Equity instruments are recorded at fair value based on quoted market prices or appraised values, based on an independent third-party valuation. The current and long-term portions of these deferred credits are recorded in the consolidated balance sheets in “Accrued liabilities and other” and “Other liabilities and deferred credits” and are being amortized on a straight-line basis over the related contract terms ranging from 4 to 10 years.

Software Development Costs

Other assets include certain software development costs capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Capitalized software development costs at June 30, 2002 and December 31, 2001, net of accumulated amortization of $157.5 million and $147.8 million, respectively, totaled $86.7 million and $85.1 million, respectively. The software is amortized using the greater of the units of revenue method or the straight-line method over its estimated useful life, not in excess of five years. Software program reviews are conducted to ensure that capitalized software development costs are properly treated and costs associated with programs that are not generating revenues are expensed.

Valuation of Long-Lived Assets

Hughes evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. The cash flows used in such analyses are typically derived from the expected cash flows associated with the asset under review, which is determined from management estimates and judgements of expected future results. Should the actual cash flows vary from the estimated amount, a write down of the asset may be warranted in a future period.

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Hughes also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently, in the consolidated statements of operations and available separate consolidated net income (loss).

Financial Instruments and Investments

Hughes maintains investments in equity securities of unaffiliated companies. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of OCI, a separate component of stockholder’s equity. Hughes continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” Hughes considers, among other factors: the magnitude and duration of the decline; the financial health of and business outlook of the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; and Hughes’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount is recognized in the consolidated statements of operations and available separate consolidated net income (loss) as part of “Other, net.”

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

The carrying value of cash and cash equivalents, accounts and notes receivable, investments and other assets, accounts payable, amounts included in accrued liabilities and other meeting the definition of a financial instrument and debt approximated fair value at June 30, 2002 and December 31, 2001.

Hughes carries all derivative financial instruments on the balance sheet at fair value based on quoted market prices. Hughes uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of OCI

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

until the hedged transactions occur and are recognized in earnings. The ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value are immediately recognized in the consolidated statements of operations and available separate consolidated net income (loss) in “Other, net.” Hughes assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective.

The net deferred gain from effective cash flow hedges in OCI of $0.8 million at June 30, 2002 is expected to be recognized in earnings during the next twelve months.

Stock Compensation

Hughes issues GM Class H common stock options to employees with grant prices equal to the fair value of the underlying security at the date of grant. No compensation cost has been recognized for options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.

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

Hughes also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that Hughes perform step one of a two-part transitional impairment test to

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

compare the fair value of each reportable unit with its respective carrying amount, including goodwill. If the carrying value exceeds its fair value, step two of the transitional impairment test must be performed to measure the amount of the impairment loss, if any. SFAS No. 142 also requires that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations,” and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

In accordance with SFAS No. 142, Hughes completed a review of its intangible assets and determined that previously recorded intangible assets related to dealer networks and subscriber base did not meet the contractual legal criteria or separability criteria as described in SFAS No. 141. As a result, in the first quarter of 2002, Hughes reclassified $209.8 million, net of $146.0 million of accumulated amortization, of previously reported intangible assets to goodwill. Hughes also completed in the first quarter of 2002 the required transitional impairment test for intangible assets with indefinite lives, which consist of FCC Licenses for direct-to-home broadcasting frequencies (“Orbital Slots”), and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002. In the second quarter of 2002, with the assistance of an independent valuation firm, Hughes completed step one of the transitional test to determine whether a potential impairment existed on goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the fair value of DIRECTV U.S. and the Satellite Services segment exceeded their carrying values, therefore no further impairment test was required. It was also determined that the carrying value of DIRECTV Latin America, LLC (“DLA”) and DIRECTV Broadband, Inc. (“DIRECTV Broadband”) exceeded their fair values, therefore requiring step two of the impairment test be performed. The amount of goodwill recorded at January 1, 2002 for DLA and DIRECTV Broadband was $622.4 million and $107.9 million, respectively. No goodwill or intangible assets existed at the Network Systems segment, other than for equity method investments, and therefore no impairment test was required.

Because the carrying value of DLA and DIRECTV Broadband exceeded their fair values, Hughes must complete step two of the impairment test by December 31, 2002. Step two requires the comparison of the implied value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. In the initial year of the adoption, the impairment loss, if any, is recorded as a cumulative effect of accounting change, net of taxes, and recorded in subsequent years as a pre-tax charge to operating income. Although the amount of any impairment loss related to the goodwill recorded at DLA and DIRECTV Broadband cannot be determined at this time, the amount of any such loss could be material to Hughes’ consolidated results of operations.

The following represents Hughes’ reported net loss on a comparable basis excluding the after-tax effect of amortization expense associated with goodwill and intangible assets with indefinite lives:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(Dollars in Millions)
Reported net loss	$(155.1)	$(156.5)	$(311.5)	$(261.8)
Add:
Goodwill amortization	—	58.9	—	106.5
Intangible assets with indefinite lives amortization	—	1.8	—	3.6

Adjusted net loss	$(155.1)	$(95.8)	$(311.5)	$(151.7)

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Hughes had $6,715.3 million and $6,496.6 million of goodwill at June 30, 2002 and December 31, 2001, respectively, net of accumulated amortization of $838.1 million and $700.0 million at June 30, 2002 and December 31, 2001, respectively. The changes in the carrying amounts of goodwill for the six months ended June 30, 2002 were as follows:

	Direct-To-Home Broadcast	Satellite Services	Network Systems	Total
	(Dollars in Millions)
Balance as of December 31, 2001	$3,734.0	$2,743.7	$18.9	$6,496.6
Reclassification from intangible assets	209.8	—	—	209.8
Other	25.4	—	(16.5)	8.9

Balance as of June 30, 2002	$3,969.2	$2,743.7	$2.4	$6,715.3

Hughes had $447.9 million and $660.2 million of intangible assets, net at June 30, 2002 and December 31, 2001, respectively. Accumulated amortization for intangible assets was $38.7 million and $182.2 million at June 30, 2002 and December 31, 2001, respectively. Intangible assets at June 30, 2002 consist of $432.3 million, net of $30.6 million of accumulated amortization, of Orbital Slots which have indefinite useful lives and other intangible assets of $15.6 million, net of $8.1 million of accumulated amortization. Intangible assets, excluding intangible assets with indefinite useful lives, are amortized over 3 years. Amortization expense for intangible assets was $2.5 million and $70.8 million for June 30, 2002 and December 31, 2001, respectively. Estimated amortization expense in each of the next five years is as follows: $4.5 million in the remainder of 2002; $6.1 million in 2003; $1.2 million in 2004; and none thereafter.

Hughes adopted SFAS No. 141 on July 1, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the amortization of goodwill and intangible assets with indefinite lives acquired thereafter. The adoption of SFAS No. 141 did not have a significant impact on Hughes’ consolidated results of operations or financial position.

Hughes adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the consolidated statements of operations and available separate consolidated net income (loss) and an after-tax unrealized gain of $0.4 million in “Accumulated other comprehensive income (loss)”.

New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Hughes is required to implement SFAS No. 146 on January 1, 2003. Management has not determined the impact, if any, that this statement will have on Hughes’ consolidated results of operations or financial position.

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 eliminates the requirement to present gains and losses on the early extinguishment of debt as an extraordinary item, and resolves accounting inconsistencies for certain lease modifications. Hughes’ adoption of this standard on January 1, 2003 is not expected to have an impact on Hughes consolidated results of operations or financial position.

Note 3. Inventories

Major Classes of Inventories

	June 30, 2002	December 31, 2001
	(Dollars in Millions)
Productive material and supplies	$47.7	$58.3
Work in process	153.6	145.7
Finished goods	162.5	183.2
Provision for excess or obsolete inventory	(29.9)	(27.1)

Total	$333.9	$360.1

Note 4. Comprehensive Income (Loss)

Hughes’ total comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in Millions)
Net loss	$(155.1)	$(156.5)	$(311.5)	$(261.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	6.7	(4.0)	5.3	(2.8)
Cumulative effect of accounting change	—	—	—	0.4
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains (losses)	(106.8)	19.4	(123.0)	(130.5)
Less: reclassification adjustment for gains recognized during the period	—	(1.3)	—	(23.6)

Other comprehensive income (loss)	(100.1)	14.1	(117.7)	(156.5)

Total comprehensive loss	$(255.2)	$(142.4)	$(429.2)	$(418.3)

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

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

In addition, the denominator used in determining the ASCNI of Hughes may be adjusted from time to time as deemed appropriate by the GM Board under the GM restated certificate of incorporation to reflect the following: (i) subdivisions and combinations of the GM Class H common stock and stock dividends payable in shares of GM Class H common stock to holders of GM Class H common stock; (ii) the fair market value of contributions of cash or property by GM to Hughes, or of cash or property of GM to or for the benefit of employees of Hughes for employee benefit plans or arrangements of GM, Hughes or other GM subsidiaries; (iii) the contribution of shares of capital stock of GM to or for the benefit of employees of Hughes or its subsidiaries for benefit plans or arrangements of GM, Hughes or other GM subsidiaries; (iv) payments made by Hughes to GM of amounts applied to the repurchase by GM of shares of GM Class H common stock, so long as the GM board has approved the repurchase and GM applied he payment to the repurchase; and (v) the repurchase by Hughes of shares of GM Class H common stock that are no longer outstanding, so long as the GM board approved the repurchase.

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

The following table sets forth comparative information regarding GM Class H Common Stock and the GM Class H Dividend Base for the six months ended June 30, 2002 and 2001:

	2002	2001
	(Shares in Millions)
GM Class H Common Stock Outstanding
Shares at January 1	877.5	875.3
Shares issued for mandatory redemption of GM Series H preference stock	80.1	—
Shares issued for stock options exercised	0.4	1.2

Shares at June 30	958.0	876.5

Weighted average number of shares of GM Class H common stock outstanding (Numerator)	880.8	875.7

GM Class H Dividend Base
GM Class H dividend base at January 1	1,301.1	1,298.8
Increase for mandatory redemption of GM Series H preference stock	80.1	—
Increase for stock options exercised	0.4	1.2

GM Class H dividend base at June 30	1,381.6	1,300.0

Weighted average GM Class H dividend base (Denominator)	1,304.4	1,299.4

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 6. Hughes Series A and B Preferred Stock

On June 24, 1999, as part of a strategic alliance with Hughes, America Online, Inc. (“AOL”) invested $1.5 billion in shares of GM Series H preference stock. GM immediately invested the $1.5 billion received from AOL in shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H preference stock.

On June 24, 2002, the GM Series H preference stock, pursuant to its terms, was mandatorily converted to about 80.1 million shares of GM Class H common stock. As a result, the number of shares in the Class H dividend base and the number of shares of GM Class H common stock outstanding were each increased by the number of shares issued. Also on June 24, 2002, in connection with the automatic conversion of the GM Series H preference stock held by AOL, GM contributed the $1.5 billion of Hughes Series A Preferred Stock back to Hughes, which Hughes cancelled and recorded as a contribution to “Capital stock and additional paid in capital”. In exchange for the Series A Preferred Stock, Hughes issued $914.1 million of Series B Preferred Stock to GM, which was recorded as a reduction to “Capital stock and additional paid in capital”. The Hughes Series B Preferred Stock, which does not accrue dividends, will be converted to Hughes Class B common stock just prior to the Merger, or, if the Merger does not occur, at the option of GM anytime after June 24, 2003. All capital stock of Hughes owned directly or indirectly by GM, including the Series B Preferred Stock, will be contributed by GM to HEC Holdings prior to the split-off and in connection therewith shares of HEC Holdings Class C common stock will be issued.

Note 7. Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at June 30, 2002	June 30, 2002	December 31, 2001
		(Dollars in Millions)
Credit facilities	3.75%—5.38%	$864.8	$450.0
Other short-term borrowings	4.48%—14.50%	16.8	16.4
Current portion of long-term debt	6.00%	200.0	1,192.1

Total short-term borrowings and current portion of long-term debt		$1,081.6	$1,658.5

Long-Term Debt

	Interest Rates at June 30, 2002	June 30, 2002	December 31, 2001
		(Dollars in Millions)
Notes payable	6.00%—8.50%	$1,550.0	$796.5
Credit facilities	4.84%—5.34%	1,000.0	1,322.6
Other debt	4.34%—12.37%	48.4	61.8

Total debt		2,598.4	2,180.9
Less current portion		200.0	1,192.1

Total long-term debt		$2,398.4	$988.8

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for these notes as of June 30, 2002 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a new secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured by certain of the operating assets of PanAmSat that were pledged in connection with the secured bank facility.

Credit Facilities.    In February 2002, Hughes amended and increased its existing $750.0 million multi-year credit facility (the “Amended Credit Agreement”). The Amended Credit Agreement provides availability of $1,235.2 million in revolving borrowings, which bear interest at the London Interbank Offer Rate (“LIBOR”) plus 3.0%. The Amended Credit Agreement commitment terminates upon the earlier of December 5, 2002 or the effective date of the EchoStar Merger. The facility is secured by substantially all of Hughes’ assets other than the assets of DLA and PanAmSat. In March 2002, Hughes borrowed an additional $764.8 million under a term loan tranche that was added to the Amended Credit Agreement. The term loan has the same terms as the revolving facility and increased the total funding available under the Amended Credit Agreement to $2,000 million. As of June 30, 2002, the revolving component of the Amended Credit Agreement was undrawn and $764.8 million was outstanding under the term loan.

Also, in February 2002, PanAmSat obtained a bank facility in the amount of $1,250 million. The bank facility is comprised of a $250 million revolving credit facility, which was undrawn as of June 30, 2002, a $300 million Tranche A term loan and a $700 million Tranche B term loan, both of which were fully drawn as of June 30, 2002. This bank facility replaced a previously existing $500 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A term loan bear interest at LIBOR plus 3.0%. The Tranche B term loan bears interest at LIBOR plus 3.5%. The revolving credit facility and Tranche A term loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A term loan terminate in 2007 and the Tranche B term loan matures in 2008. Principal payments under the Tranche A term loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B term loan are due primarily at maturity. The facilities are secured ratably by substantially all of PanAmSat’s operating assets, including its satellites. PanAmSat repaid a $1,725 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and notes payable described above, as well as existing cash balances.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with General Motors Acceptance Corporation (“GMAC”). The facility was subsequently amended in February 2002. The amended facility provides for a commitment through the earlier of December 5, 2002 or the effective date of the EchoStar Merger. The facility is split into two loan tranches: a $1,500 million tranche secured by a February 2002 $1,500 million Hughes cash deposit and a $500 million tranche that shares security with the Amended Credit Agreement described above. Borrowings under the $1,500 million tranche bear interest at GMAC’s cost of funds (approximately 2.0% at June 30, 2002)

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

plus 0.125%. Borrowings under the $500 million tranche bear interest at GMAC’s cost of funds plus 1.75%. The $1,500 million cash deposit earns interest at a rate equivalent to GMAC’s cost of funds. Hughes has the legal right of setoff with respect to the $1,500 million GMAC cash deposit, and accordingly offsets it against amounts borrowed from GMAC under the $1,500 million tranche for balance sheet purposes. The excess over Hughes’ $1,500 million cash deposit must be repaid upon the effective date of the EchoStar Merger. The cash collateralized tranche was fully drawn and $100.0 million was outstanding under the $500 million tranche as of June 30, 2002.

On January 5, 2001, DLA entered into a $450.0 million revolving credit facility. The DLA facility was repaid and retired in February 2002. In addition, SurFin Ltd.’s unsecured revolving credit facilities of $400.0 million and $212.5 million were repaid and retired in February 2002.

Other.    $65.2 million in other short-term and long-term debt, related primarily to DLA and Hughes Network Systems, Inc.’s (“HNS”) international subsidiaries, was outstanding at June 30, 2002, bearing fixed and floating rates of interest of 4.34% to 14.50%. Principal on these borrowings is due in varying amounts through 2007.

Note 8. Acquisitions, Investments and Divestitures

Acquisitions and Investments

On May 1, 2001, DLA, which operates the Latin America DIRECTV business, acquired from Grupo Clarín S.A. (“Clarin”) a 51% ownership interest in Galaxy Entertainment Argentina S.A. (“GEA”), a local operating company in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that under certain circumstances will allow Clarin to sell in November 2003 its 3.98% interest back to DLA for $195 million. As a result of the transaction, Hughes’ interest in DLA decreased from 77.8% to 74.7% and Hughes’ ownership in GEA increased from 20% to 58.1%. Hughes’ portion of the purchase price, which amounted to about $130 million, was recorded as an increase to “Capital stock and additional paid-in capital”.

On April 3, 2001, Hughes acquired Telocity Delaware, Inc. (“Telocity”), a company that provides land-based DSL services, through the completion of a tender offer and merger. Telocity is now operating as DIRECTV Broadband, Inc., and is included as part of the Direct-To-Home Broadcast segment. The purchase price was $197.8 million and was paid in cash. The following selected unaudited pro forma information is being provided to present a summary of the combined results of Hughes and Telocity for 2001 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of Hughes had Telocity operated as part of Hughes for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

Six Months Ended June 30, 2001
(Dollars in Millions)
Total revenues	$3,886.2
Loss before cumulative effect of accounting change	(302.1)
Net loss	(309.5)
Pro forma loss used for computation of available separate consolidated net income (loss)	(356.1)

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The financial information included herein reflect the acquisitions discussed above from their respective dates of acquisition. The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

Divestitures

On June 27, 2002, HNS reached an agreement to exchange its approximate 29% equity interest in, and $75 million of long term receivables from, Hughes Tele.com (India) Limited (“HTIL”) for an equity interest in, and long term receivables from, Tata Teleservices Limited (“TTSL”). HNS expects to carry the investment in TTSL under the cost method since HNS’ interest in TTSL will represent less than 20% of TTSL equity. The transaction is anticipated to close in the fourth quarter of 2002. The consummation of this transaction may result in a loss, which is currently not determinable and is dependent on the fair value of the securities exchanged on the date of close.

On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued. As a result, Hughes accrued exit costs and involuntary termination benefits related to claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. In the second quarter of 2002, $36.7 million of accrued liabilities related to the exit costs were reversed upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net”.

Note 9. Segment Reporting

Hughes’ segments, which are differentiated by their products and services, include Direct-To-Home Broadcast, Satellite Services, and Network Systems. Direct-To-Home Broadcast is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers and providing land-based DSL services. Satellite Services is engaged in the selling, leasing and operating of satellite transponders and providing services for cable television systems, news companies, direct-to-home television operators, Internet service providers and private business networks. The Network Systems segment is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV® receiving equipment (set-top boxes and dishes). Other includes the corporate office and other entities.

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Selected information for Hughes’ operating segments are reported as follows:

	Direct-To- Home Broadcast	Satellite Services	Network Systems	Other	Eliminations	Total
	(Dollars in Millions)
For the Three Months Ended:
June 30, 2002
External Revenues	$1,789.6	$166.0	$242.1	$12.0	—	$2,209.7
Intersegment Revenues	4.1	43.3	12.3	—	$(59.7)	—

Total Revenues	$1,793.7	$209.3	$254.4	$12.0	$(59.7)	$2,209.7

Operating Profit (Loss)	$(136.4)	$61.0	$(46.1)	$(16.9)	$(0.1)	$(138.5)
EBITDA (1)	20.6	150.7	(29.5)	(16.2)	(2.5)	123.1

June 30, 2001
External Revenues	$1,524.1	$168.4	$284.3	$8.3	—	$1,985.1
Intersegment Revenues	3.6	39.9	17.9	—	$(61.4)	—

Total Revenues	$1,527.7	$208.3	$302.2	$8.3	$(61.4)	$1,985.1

Operating Profit (Loss)	$(182.9)	$32.8	$(56.5)	$(22.9)	$6.5	$(223.0)
EBITDA (1)	(1.3)	134.5	(36.8)	(17.6)	3.2	82.0

For the Six Months Ended:
June 30, 2002
External Revenues	$3,429.7	$330.3	$467.5	$20.4	—	$4,247.9
Intersegment Revenues	7.8	86.1	29.7	—	$(123.6)	—

Total Revenues	$3,437.5	$416.4	$497.2	$20.4	$(123.6)	$4,247.9

Operating Profit (Loss)	$(351.9)	$118.1	$(97.2)	$62.5	$2.2	$(266.3)
EBITDA (1)	(42.0)	301.8	(62.6)	64.4	(4.3)	257.3

June 30, 2001
External Revenues	$3,010.1	$334.9	$517.6	$15.5	—	$3,878.1
Intersegment Revenues	7.5	78.6	32.8	0.1	$(119.0)	—

Total Revenues	$3,017.6	$413.5	$550.4	$15.6	$(119.0)	$3,878.1

Operating Profit (Loss)	$(328.4)	$73.9	$(109.1)	$(21.4)	$9.5	$(375.5)
EBITDA (1)	4.7	274.5	(75.1)	(10.7)	1.8	195.2

(1)
EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management uses EBITDA to evaluate the operating performance of Hughes and its business segments, to allocate resources and capital to its business segments and as a measure of performance for incentive compensation purposes. Hughes management believes that EBITDA is a meaningful measurement that is commonly used by investors, equity analysts and others to measure and compare Hughes’ operating performance to other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements consisting of interest payments of $123.5 million and $54.3 million for the three months ended June 30, 2002 and 2001, respectively and $218.1 million and $133.2 million for the six months ended June 30, 2002 and 2001, respectively. As a result, EBITDA does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following represents a reconciliation of EBITDA to reported net loss on the consolidated statements of operations and available separate consolidated net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in Millions)
	(Unaudited)
EBITDA	$123.1	$82.0	$257.3	$195.2
Depreciation and amortization	(261.6)	(305.0)	(523.6)	(570.7)

Operating loss	(138.5)	(223.0)	(266.3)	(375.5)
Interest income	7.4	19.0	11.7	42.8
Interest expense	(122.3)	(42.8)	(198.7)	(93.4)
Other, net	8.9	(10.9)	(32.7)	(3.7)

Loss before income taxes, minority interest and cumulative effect of accounting change	(244.5)	(257.7)	(486.0)	(429.8)
Income tax benefit	92.9	74.8	184.7	124.7
Minority interest in net (earnings) losses of subsidiaries	(3.5)	26.4	(10.2)	50.7
Cumulative effect of accounting change	—	—	—	(7.4)

Net Loss	$(155.1)	$(156.5)	$(311.5)	$(261.8)

Note 10. Commitments and Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for an arbitration process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest from the date of sale, the total amount of which has been provided for in Hughes’ financial statements. However, Boeing has submitted additional proposed adjustments, of which about $750 million remain unresolved. Hughes believes that these additional proposed adjustments are without merit and intends to vigorously contest the matter in the arbitration process, which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated financial statements.

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

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

General Electric Capital Corporation (“GECC”) and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV® programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV’s performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC’s performance and DIRECTV’s obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut’s offer-of-judgment statute. With this order, the total judgment entered in GECC’s favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Oral argument on the appeal was heard on October 15, 2001 by the Second Circuit Court of Appeals. While the appeal was pending, post-judgment interest on the total judgment was accruing at a rate of 6.241% per year, compounded annually, from the date judgment was entered in October 2000. In the first quarter of 2002, DIRECTV increased its provision for loss related to this matter by $83 million, of which $56 million was recorded as a charge to “Selling, general and administrative expenses” and $27 million was recorded as a charge to “Interest expense,” based on the status of settlement negotiations between the parties. On June 4, 2002, Hughes and GECC executed an agreement to settle the matter for $180 million. As a result, in the second quarter of 2002 DIRECTV increased its provision for loss by $47 million, which was recorded as a charge to “Interest expense.” The $180 million settlement was paid to GECC in June 2002.

DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television Inc. and Golden Sky Systems, Inc. (referred to together as “Defendants”) to recover monies (about $63 million recorded) that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain subscriber acquisition costs incurred by DIRECTV on account of new subscriber activations in Defendants’ territory. Defendants had ceased making payments altogether, and indicated that they did not intend to make any further payments due under the Agreement. On July 13, 2001, Defendants sent notice of termination of the Agreement and on July 16, 2001, Defendants answered DIRECTV’s complaint and filed a cross complaint alleging counts of fraud in the inducement, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with prospective economic advantage and violation of California Bus. and Prof. Code 17200. Defendants seek an unstated amount of damages and punitive damages. DIRECTV denies any liability to Defendants, and intends to vigorously pursue its damages claim against Defendants and defend against Defendants’ cross claims. Defendants removed the action to federal district court, Central District of Los Angeles.

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

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2002. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated financial statements.

Other

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its’ ability to provide service. Where insurance costs related to known satellite anomalies are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $662.7 million and the book value of the satellites that were not insured was $602.9 million at June 30, 2002.

Two satellites owned and operated by PanAmSat, and other satellites of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. PanAmSat and the manufacturer are monitoring the problem to determine its cause and its expected effect. The power reduction may require PanAmSat to permanently turn off certain transponders on the affected satellites to allow the continued operation of other transponders. At this time, the power degradation has not required PanAmSat to reduce the number of operating transponders on either affected satellite. Hughes has partially insured the affected satellites with policies that cover these problems. However, should it be necessary to turn off a significant number of transponders, there can be no assurance that we will be reimbursed by the insurers, as they may dispute a payment obligation, or the anomaly may occur outside the coverage period. Also, Hughes could recognize a loss on the portion of book value of the satellites that is not insured of up to $133.7 million. Moreover, these problems may not be insured in the future for any loss occurring outside the existing policy periods.

Hughes is contingently liable under standby letters of credit and bonds in the aggregate amount of $61.1 million which were undrawn at June 30, 2002 and DLA has guaranteed $3.0 million of bank debt related to non-consolidated DLA local operating companies, which is due in variable amounts over the

HUGHES ELECTRONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

next five years. Additionally, as described in Note 8, DLA may be required to repurchase Clarin’s 3.98% interest in DLA for $195 million in 2003.

In the first quarter of 2002, Hughes recorded a $29.0 million charge to “Other, net” related to an expected requirement to perform on a guarantee obligation of up to $55.4 million for bank debt owed by an investor in HTIL. Hughes has accrued a current liability to the lender and an account receivable from the investor for the guarantee amount. The $29.0 million charge represents a provision for the portion of the receivable from the investor estimated to be uncollectible. A payment by Hughes pursuant to the guarantee will likely be required in the second half of 2002.

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

At June 30, 2002, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $343.8 million, payable as follows: $58.4 million in the remainder of 2002, $84.8 million in 2003, $54.8 million in 2004, $35.5 million in 2005, $30.4 million in 2006 and $79.9 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options.

At June 30, 2002, the minimum commitments under noncancelable satellite construction and launch contracts totaled $725.7 million.

In connection with the direct-to-home broadcast businesses, Hughes has commitments related to certain programming agreements which are variable based upon the number of underlying subscribers and market penetration rates. Minimum payments over the terms of applicable contracts are anticipated to be approximately $1.6 billion, payable as follows: $319.4 million in the remainder of 2002, $323.7 million in 2003, $251.1 million in 2004, $167.5 million in 2005, $175.7 million in 2006 and $373.0 million thereafter.

As part of a series of agreements entered into with AOL on June 21, 1999, Hughes committed to spend up to approximately $1.5 billion in sales, marketing, development and promotion efforts in support of DirecPC®/AOL-Plus, DIRECTV®, DIRECTV™/AOL TV and DirecDuo™ products and services. At June 30, 2002, Hughes had spent approximately $500 million in support of these efforts. Consistent with the requirements of the agreements with AOL, additional funds will continue to be spent until the contractual spending limits have been satisfied or until applicable timeframes expire, which in some cases can be for periods of ten years or more.

* * *

HUGHES ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SUMMARY DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in Millions)
	(Unaudited)
Consolidated Statements of Operations Data:
Total revenues	$2,209.7	$1,985.1	$4,247.9	$3,878.1
Total operating costs and expenses	2,348.2	2,208.1	4,514.2	4,253.6

Operating loss	(138.5)	(223.0)	(266.3)	(375.5)
Other expenses, net	(106.0)	(34.7)	(219.7)	(54.3)
Income tax benefit	92.9	74.8	184.7	124.7
Minority interests in net (earnings) losses of subsidiaries	(3.5)	26.4	(10.2)	50.7

Loss before cumulative effect of accounting change	(155.1)	(156.5)	(311.5)	(254.4)
Cumulative effect of accounting change, net of taxes	—	—	—	(7.4)

Net loss	(155.1)	(156.5)	(311.5)	(261.8)
Adjustment to exclude the effect of GM purchase accounting	—	0.8	—	1.6
Preferred stock dividends	(22.8)	(24.1)	(46.9)	(48.2)

Loss Used for Computation of Available Separate Consolidated Net Income (Loss)	$(177.9)	$(179.8)	$(358.4)	$(308.4)

	June 30, 2002 (Unaudited)	December 31, 2001
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$836.1	$700.1
Total current assets	3,607.1	3,341.1
Total assets	19,249.3	19,210.1
Total current liabilities	3,646.7	4,406.5
Long-term debt	2,398.4	988.8
Minority interests	542.9	531.3
Preferred stock	914.1	1,498.4
Total stockholder’s equity	10,601.8	11,071.9

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA — (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in Millions)
	(Unaudited)
Other Data:
EBITDA(1)	$123.1	$82.0	$257.3	$195.2
EBITDA Margin(1)	5.6%	4.1%	6.1%	5.0%
Depreciation and amortization	$261.6	$305.0	$523.6	$570.7
Capital expenditures	367.6	510.2	728.4	861.4
Cash flows from operating activities	0.5	47.1	72.7	(97.5)
Cash flows from investing activities	(327.6)	(675.4)	(514.7)	(870.4)
Cash flows from financing activities	49.4	153.0	578.0	512.1

(1)
EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management uses EBITDA to evaluate the operating performance of Hughes and its business segments, to allocate resources and capital to its business segments and as a measure of performance for incentive compensation purposes. Hughes management believes that EBITDA is a meaningful measurement that is commonly used by investors, equity analysts and others to measure and compare Hughes’ operating performance to other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements consisting of interest payments of $123.5 million and $54.3 million for the three months ended June 30, 2002 and 2001, respectively and $218.1 million and $133.2 million for the six months ended June 30, 2002 and 2001, respectively. As a result, EBITDA does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA — Concluded

Selected Segment Data

	Direct-To-Home Broadcast	Satellite Services	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
	(Unaudited)
For the Three Months Ended:
June 30, 2002
Total Revenues	$1,793.7	$209.3	$254.4	$(47.7)	$2,209.7

% of Total Revenues	81.2%	9.5%	11.5%	(2.2%)	100.0%
Operating Profit (Loss)	$(136.4)	$61.0	$(46.1)	$(17.0)	$(138.5)
Operating Profit Margin	N/A	29.1%	N/A	N/A	N/A
EBITDA	$20.6	$150.7	$(29.5)	$(18.7)	$123.1
EBITDA Margin	1.1%	72.0%	N/A	N/A	5.6%
Depreciation and Amortization	$157.0	$89.7	$16.6	$(1.7)	$261.6
Capital Expenditures	157.2	109.5	87.8	13.1	367.6

June 30, 2001
Total Revenues	$1,527.7	$208.3	$302.2	$(53.1)	$1,985.1

% of Total Revenues	77.0%	10.5%	15.2%	(2.7%)	100.0%
Operating Profit (Loss)	$(182.9)	$32.8	$(56.5)	$(16.4)	$(223.0)
Operating Profit Margin	N/A	15.7%	N/A	N/A	N/A
EBITDA	$(1.3)	$134.5	$(36.8)	$(14.4)	$82.0
EBITDA Margin	N/A	64.6%	N/A	N/A	4.1%
Depreciation and Amortization	$181.6	$101.7	$19.7	$2.0	$305.0
Capital Expenditures	226.3	94.2	167.1	22.6	510.2

For the Six Months Ended:
June 30, 2002
Total Revenues	$3,437.5	$416.4	$497.2	$(103.2)	$4,247.9

% of Total Revenues	80.9%	9.8%	11.7%	(2.4%)	100.0%
Operating Profit (Loss)	$(351.9)	$118.1	$(97.2)	$64.7	$(266.3)
Operating Profit Margin	N/A	28.4%	N/A	N/A	N/A
EBITDA	$(42.0)	$301.8	$(62.6)	$60.1	$257.3
EBITDA Margin	N/A	72.5%	N/A	N/A	6.1%
Depreciation and Amortization	$309.9	$183.7	$34.6	$(4.6)	$523.6
Capital Expenditures	296.7	183.5	216.1	32.1	728.4

June 30, 2001
Total Revenues	$3,017.6	$413.5	$550.4	$(103.4)	$3,878.1

% of Total Revenues	77.8%	10.7%	14.2%	(2.7%)	100.0%
Operating Profit (Loss)	$(328.4)	$73.9	$(109.1)	$(11.9)	$(375.5)
Operating Profit Margin	N/A	17.9%	N/A	N/A	N/A
EBITDA	$4.7	$274.5	$(75.1)	$(8.9)	$195.2
EBITDA Margin	0.2%	66.4%	N/A	N/A	5.0%
Depreciation and Amortization	$333.1	$200.6	$34.0	$3.0	$570.7
Capital Expenditures	353.9	161.4	345.3	0.8	861.4

HUGHES ELECTRONICS CORPORATION

The following management’s discussion and analysis should be read in conjunction with the Hughes Electronics Corporation (“Hughes”) management’s discussion and analysis included in the Hughes Annual Report on Form 10-K for the year ended December 31, 2001 and the Hughes Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2002 and May 6, 2002, respectively, and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

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

Additionally, the in-orbit satellites of Hughes and its approximately 81% owned subsidiary, PanAmSat Corporation (“PanAmSat”), are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operations of Hughes’ businesses. With respect to both in-orbit and launch problems, insurance carried by Hughes and PanAmSat, if any, generally does not compensate for business interruption or loss of future revenues or customers. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by these anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers. For further information regarding PanAmSat’s satellites, refer to PanAmSat’s Annual Report on Form 10-K for the year ended December 31, 2001 and PanAmSat’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, filed with the SEC on March 11, 2002, May 6, 2002 and August 13, 2002, respectively.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report and Hughes undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

HUGHES ELECTRONICS CORPORATION

Proposed Merger Transaction

On October 28, 2001, Hughes and GM, together with EchoStar Communications Corporation (“EchoStar”), announced the signing of definitive agreements that provide for the split-off of a company holding all of the capital stock of Hughes from GM and the combination of the Hughes business with EchoStar by means of a merger (the “Merger” or “EchoStar Merger”). The surviving entity is sometimes referred to as New EchoStar. The Merger is subject to a number of conditions and no assurances can be given that the transactions will be completed. See further discussion of the Merger below in “Acquisitions, Investments and Divestitures—Merger Transaction.” The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the Merger.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein, including the financial information reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what Hughes believes are the critical accounting policies that require the most significant management estimates and judgements:

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

Valuation of Goodwill and Intangible Assets with Indefinite Lives.    Hughes evaluates the carrying value of goodwill and intangible assets with indefinite lives on an annual basis, and when events and circumstances warrant such a review in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which is described in Note 2 to the consolidated financial statements. SFAS No. 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cash flows used in such analyses are typically derived from the expected cash flows associated with the asset under review, which is determined from management estimates and judgments of expected future results. Should the actual cash flows vary from the estimated amount, a write-down of the asset may be warranted in a future period.

HUGHES ELECTRONICS CORPORATION

Financial Instruments and Investments.    Hughes maintains investments in equity securities of unaffiliated companies. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of stockholder’s equity. Hughes continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” Hughes considers, among other factors: the magnitude and duration of the decline; the financial health of and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and Hughes’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount is recognized in the consolidated statements of operations and available separate consolidated net income (loss) as part of “Other, net.” Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover an investment’s carrying value, thereby possibly requiring a charge in a future period.

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

On June 4, 2002, Hughes and General Electric Capital Corporation (“GECC”) executed an agreement to settle, for $180 million, a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV® programming and related hardware. As a result, in 2002 DIRECTV increased its provision for loss related to this matter by $130 million, of which $56 million was recorded as a charge to “Selling, general and administrative expenses” and $74 million ($27 million in the first quarter of 2002 and $47 million in the second quarter of 2002) was recorded as a charge to “Interest expense.” See Note 10 to the consolidated financial statements and Part II—Item 1. “Legal Proceedings” for additional information.

HUGHES ELECTRONICS CORPORATION

During the fourth quarter of 2001, DIRECTV successfully launched and commenced service of the DIRECTV 4S spot beam satellite at 101 degrees west longitude. DIRECTV 4S enabled DIRECTV to increase its capacity to about 750 channels. In the second quarter of 2002 DIRECTV 5 was successfully launched and is currently providing services from the 119 degrees west longitude orbital location previously provided by DIRECTV 6, which is serving as a back-up at 119 degrees west longitude. With the addition of these satellites, DIRECTV has the capacity to transmit more than 300 local channels and comply with the federal “must carry” provisions of the Satellite Home Viewer Improvement Act of 1999 in the 47 U.S. markets where DIRECTV currently offers local programming. The “must carry” provisions obligate DIRECTV and other direct-to-home operators to carry all local channels in any market where the direct-to-home operator broadcasts any local channels. DIRECTV plans to expand its local channel offerings to an additional 4 markets by the end of 2002, bringing the total number of markets capable of receiving local channels to 51, reaching approximately 62% of all television households in the United States.

Beginning with the first quarter of 2002, DIRECTV changed its policy to no longer include pending subscribers in its cumulative subscriber base. Pending subscribers are customers who have purchased equipment and have had all of the required customer information entered into DIRECTV’s billing system, but have not yet activated service. This new policy reflects a more simplified approach to counting customers and is consistent with the rest of the multi-channel television industry. As a result, DIRECTV reduced its cumulative subscriber base by approximately 360,000 subscribers that had been previously identified as pending subscribers on December 31, 2001. This change has no impact on past or future revenues, EBITDA or cash flows. The amounts reported herein for DIRECTV’s cumulative subscriber base, subscriber additions and average monthly revenue per subscriber (“ARPU”), have been calculated on a comparative basis excluding pending subscribers.

The operating results for the Latin America DIRECTV businesses are comprised of DIRECTV Latin America, LLC (“DLA”), Hughes’ 74.7% owned subsidiary that provides DIRECTV programming to local operating companies located in Latin America and the Caribbean Basin; the exclusive distributors of DIRECTV located in Mexico, Brazil, Argentina, Colombia, Trinidad and Tobago and Uruguay; and SurFin Ltd. (“SurFin”), a company that provides financing of subscriber receiver equipment to certain DLA local operating companies. The non-operating results of the Latin America DIRECTV businesses include Hughes’ share of the results of unconsolidated local operating companies that are the exclusive distributors of DIRECTV in Venezuela and Puerto Rico and are included in “Other, net.” During 2001, Hughes began recording 100% of the losses incurred by DLA and certain other affiliated local operating companies due to the accumulation of operating losses in excess of the minority investor’s investment and Hughes’ continued funding of those businesses.

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

DLA’s 2002 operating results have been significantly affected by the devaluation of the Argentinean peso against the U.S. dollar since December 31, 2001. For the three and six month periods ended June 30, 2002, DLA’s reported loss was increased by $8 million and $40 million, respectively, as a result of the devaluation of the Argentinean peso. Further declines in value of the Argentinean peso and other Latin American currencies against the U.S. dollar are possible, and could result in additional losses in the future.

HUGHES ELECTRONICS CORPORATION

Also in 2001, DLA secured a contract for the exclusive rights to broadcast and re-sell the FIFA World Cup soccer tournaments, occurring in 2002 and 2006, in Argentina, Chile, Colombia, Mexico, Uruguay and Venezuela. The costs of the live sporting events are recorded in the period the events are broadcast. As a result, the cost of the June 2002 competitions of $130 million was charged to operations in the second quarter of 2002. Because of weak economic conditions in several of its largest markets, DLA was unable to recover the entire cost of the programming, resulting in a second quarter loss on the contract of about $75 million.

The Satellite Services segment represents the results of PanAmSat, Hughes’ approximately 81% owned subsidiary. PanAmSat is a leading provider of video, broadcasting and network services via satellite. PanAmSat leases capacity on its satellites, which it owns and operates, to its customers and delivers entertainment and information to cable television systems, television broadcast affiliates, direct-to-home television operators, Internet service providers, telecommunications companies and other corporations. PanAmSat provides satellite services to its customers primarily through long-term operating lease contracts for the full or partial use of satellite transponder capacity. From time to time, and in response to customer demand, PanAmSat sells transponders to customers through sales-type lease transactions.

The Network Systems segment represents the results of Hughes Network Systems, Inc. (“HNS”), which is a leading supplier of broadband satellite services and products. HNS designs, manufactures and installs advanced networking solutions for businesses and governments worldwide using very small aperture terminals. HNS is a premier broadband products and services company with particular emphasis on providing broadband access. HNS is also a leading supplier of DIRECTV® receiving equipment (set-top boxes and antennas).

During the first quarter of 2002, HNS recorded a $29.0 million charge in “Other, net” for a loan guarantee obligation related to a Hughes affiliate in India. On June 27, 2002, HNS reached an agreement to exchange its approximate 29% equity interest in, and $75 million of long term receivables from, Hughes Tele.com (India) Limited (“HTIL”) for an equity interest in, and long term receivables from, Tata Teleservices Limited (“TTSL”). HNS expects to carry the investment in TTSL under the cost method since HNS’ interest in TTSL will represent less than 20% of TTSL equity. The transaction is anticipated to close in the fourth quarter of 2002. The consummation of this transaction may result in a loss, which is currently not determinable and is dependent on the fair value of the securities exchanged on the date of close. See Note 10 to the consolidated financial statements and “Commitments and Contingencies—Other” for additional information.

During the first quarter of 2002, Hughes recorded a $95 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” as a result of the favorable resolution of a lawsuit filed against the U.S. Government on March 22, 1991. The lawsuit was based upon the National Aeronautics and Space Administration’s (“NASA”) breach of contract to launch ten satellites on the Space Shuttle. See Note 10 to the consolidated financial statements and “Commitments and Contingencies—Litigation”.

Hughes adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. The adoption of this standard resulted in the discontinuation of amortization on goodwill and intangible assets with indefinite lives and is discussed in more detail below under “Accounting Changes” and in Note 2 to the consolidated financial statements. Hughes recognized amortization expense of $72 million and $134 million for goodwill and intangible assets with indefinite lives for the three and six month periods ended June 30, 2001, respectively, for which there is no comparable amount in 2002.

During the second and third quarters of 2001, Hughes announced a nearly 10% reduction of its approximately 7,900 employees, excluding DIRECTV customer service representatives, located in the

HUGHES ELECTRONICS CORPORATION

United States. As a result 750 employees, across all business disciplines, were given notification of termination that resulted in an expense of $22.2 million in the second quarter of 2001 and $65.3 million in the third quarter of 2001 for a total charge to operations of $87.5 million. Of that charge, $80.0 million was related to employee severance benefits and $7.5 million was for other costs primarily related to a remaining lease obligation associated with excess office space and employee equipment. As of June 30, 2002, substantially all employees had been terminated. The remaining accrual for employee severance benefits and other costs amounted to $16.8 million and $4.2 million, respectively, at June 30, 2002.

On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued. As a result, Hughes accrued exit costs and involuntary termination benefits related to claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. In the second quarter of 2002, $36.7 million of accrued liabilities related to the exit costs were reversed upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net”.

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

At June 30, 2002, Hughes had a cash balance of $836.1 million and unused debt capacity of $1,885 million. As a result, Hughes believes it has adequate liquidity to fund cash requirements for the remainder of the year estimated to be $550 million to $750 million. A significant portion of Hughes’ debt matures no later than December 2002. Absent a merger with EchoStar by such time, Hughes will be required to either extend or refinance the debt or obtain cash from asset sales and/or equity transactions, as necessary, to repay the borrowings. See further discussion under “Liquidity and Capital Resources.”

Satellite Fleet

Hughes has a fleet of 29 satellites, seven owned by DIRECTV and 22 owned and operated by PanAmSat.

PanAmSat expects to launch and place into service new satellites as part of its construction and launch strategy. The new satellites are intended to meet the expected demand for additional satellite capacity, replace capacity affected by satellite anomalies or replace satellites reaching their expected end of life, and provide added backup to existing capacity. In connection with this strategy, seven satellites have been successfully launched since December 1999, including the GALAXY IIIC satellite launched in June 2002. PanAmSat is currently constructing and expects to launch up to five satellites by 2006. PanAmSat currently expects to launch one satellite in the second half of 2002, two satellites in the first half of 2003, one satellite in 2005 and one satellite in 2006.

HUGHES ELECTRONICS CORPORATION

DIRECTV U.S. currently has one satellite under construction, the DIRECTV 7S satellite, a high-powered spot-beam satellite, which is expected to be launched in the second half of 2003. DIRECTV 7S will be positioned at 119 degrees west longitude and will provide additional capacity enabling DIRECTV to further expand its services, including local channel coverage. As previously mentioned, the high-power DIRECTV 5 satellite was successfully launched in May 2002 to replace DIRECTV 6 at 119 degrees west longitude. DIRECTV 6 is serving as a back-up at 119 degrees west longitude.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues.    Revenues for the second quarter of 2002 increased 11.3% to $2,209.7 million, compared with $1,985.1 million for the second quarter of 2001. The increased revenues resulted primarily from the Direct-To-Home Broadcast segment, which reported a $266.0 million increase in revenues over the second quarter of 2001 that resulted primarily from the addition of about 1.3 million net new subscribers in the United States and Latin America since June 30, 2001. Also contributing to the increase were $55.0 million of subscriber and non-subscriber revenues associated with the 2002 World Cup at DIRECTV Latin America, partially offset by $47.8 million of lower product sales, primarily at the Network Systems segment as a result of the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs.

Operating Costs and Expenses.    Operating costs and expenses increased $140.1 million to $2,348.2 million for the second quarter of 2002 from $2,208.1 million for the second quarter of 2001. Broadcast programming and other costs increased by $292.3 million for the second quarter of 2002 from the same period in 2001 due to higher costs at the Direct-To-Home Broadcast segment resulting from the increase in subscribers and the $130.0 million of costs associated with the 2002 World Cup. Costs of products sold remained relatively unchanged for the second quarter of 2002 compared with the second quarter of 2001. Selling, general and administrative expenses decreased by $104.3 million during the second quarter of 2002 compared to the same period in 2001 due primarily to lower expenses resulting from cost saving initiatives and lower subscriber acquisition costs at the Direct-to-Home Broadcast segment. Depreciation and amortization decreased by $43.4 million during the second quarter of 2002 compared to the second quarter of 2001 due primarily to the discontinuation of amortization expense related to goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, which amounted to $72.0 million for the second quarter of 2001. This decrease was partially offset by added depreciation expense related to capital expenditures for property and satellites since the second quarter of 2001.

EBITDA.    EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management uses EBITDA to evaluate the operating performance of Hughes and its

HUGHES ELECTRONICS CORPORATION

business segments, to allocate resources and capital to its business segments and as a measure of performance for incentive compensation purposes. Hughes management believes that EBITDA is a meaningful measurement that is commonly used by investors, equity analysts and others to measure and compare Hughes’ operating performance to other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements, and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

EBITDA for the second quarter of 2002 was $123.1 million and EBITDA margin was 5.6%, compared to EBITDA of $82.0 million and EBITDA margin of 4.1% for the second quarter of 2001. The increase in EBITDA resulted primarily from increased EBITDA of $21.9 million at the Direct-To-Home Broadcast segment from the higher revenues, reduced expenses resulting from cost saving initiatives and the lower subscriber acquisition costs at DIRECTV U.S., offset by the $75.0 million loss from the 2002 World Cup at DIRECTV Latin America. Also contributing to the increase was $16.2 million of higher EBITDA at the Satellite Services segment resulting from cost saving initiatives.

Operating Loss.    The operating loss for the second quarter of 2002 was $138.5 million compared to an operating loss of $223.0 million for the second quarter of 2001. The decreased operating loss resulted from the factors causing the increase in EBITDA discussed above and the decreased depreciation and amortization expense.

Over the past several years, Hughes has incurred operating losses, principally due to the costs of acquiring new subscribers in its Direct-To-Home Broadcast businesses. Hughes expects operating losses to decline and, barring significant changes in circumstances, to generate operating profit in the future as DIRECTV’s large subscriber base begins generating additional operating profit due to continued revenue growth without a corresponding increase in subscriber acquisition costs. In addition, in the event the merger with EchoStar is not consummated, Hughes expects to reevaluate whether it will continue to invest in its DIRECTV Broadband and DIRECWAY consumer Internet businesses.

Interest Income and Expense.    Interest income decreased to $7.4 million for the second quarter of 2002 compared to $19.0 million for the same period of 2001 due to a decrease in average cash balances. Interest expense increased to $122.3 million for the second quarter of 2002 from $42.8 million for the second quarter of 2001. The higher interest expense resulted primarily from $47 million of interest expense associated with the settlement of the GECC dispute and interest expense from higher outstanding borrowings that resulted from the February 2002 debt refinancing. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”

Other, Net.    Hughes reported other, net income of $8.9 million for the second quarter of 2002 compared to other, net loss of $10.9 million for the same period of 2001. Other, net income for the second quarter of 2002 primarily relates to $36.7 million of accrued liabilities related to costs to exit the DIRECTV Japan business that were reversed upon the resolution of the remaining claims, partially offset by equity method losses. Other, net loss for the second quarter 2001 resulted primarily from equity method losses.

Income Taxes.    Hughes recognized an income tax benefit of $92.9 million for the second quarter of 2002 compared to $74.8 million for the second quarter of 2001. The higher tax benefit for the second quarter of 2002 was primarily due to the favorable resolution of certain tax contingencies in 2002.

HUGHES ELECTRONICS CORPORATION

Net Loss.    Hughes reported a net loss of $155.1 million for the second quarter of 2002, compared to $156.5 million for the same period of 2001.

Direct-To-Home Broadcast Segment

Direct-To-Home Broadcast segment revenues for the second quarter of 2002 increased 17.4% to $1,793.7 million from $1,527.7 million for the second quarter of 2001. The Direct-To-Home Broadcast segment had positive EBITDA of $20.6 million for the second quarter of 2002 compared with negative EBITDA of $1.3 million for the second quarter of 2001. The operating loss for the segment decreased to $136.4 million for the second quarter of 2002 from $182.9 million for the second quarter of 2001.

United States.    DIRECTV U.S. was the biggest contributor to the segment’s revenue growth with revenues of $1,549 million for the second quarter of 2002, a 15.2% increase over second quarter 2001 revenues of $1,345 million. The increase in revenues resulted primarily from the larger subscriber base in 2002. As of June 30, 2002, DIRECTV had approximately 10.7 million subscribers compared to about 9.6 million subscribers at June 30, 2001. Excluding subscribers in NRTC territories, DIRECTV owned and operated subscribers totaled 9.0 million and 7.8 million at June 30, 2002 and June 30, 2001, respectively. DIRECTV added 202,000 net new owned and operated subscribers for the second quarter of 2002, compared to 132,000 for the second quarter of 2001. ARPU for DIRECTV U.S. was $58.10 and $58.00 for the quarter ended June 30, 2002 and June 30, 2001, respectively.

EBITDA was $148 million for the second quarter of 2002 compared to EBITDA of $75 million for the second quarter of 2001. Operating income for the second quarter of 2002 was $52 million compared to an operating loss of $39 million for the second quarter of 2001. The increase in EBITDA was due to higher gross profits resulting from the increased revenues discussed above, lower expenses resulting from cost saving initiatives and lower subscriber acquisition costs partially offset by an increase in retention marketing costs associated with higher levels of set-top box sales to existing subscribers. The change in operating loss was due to the increase in EBITDA and a decrease in amortization expense of $36 million resulting from the discontinuation of amortization expense related to goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, which was partially offset by an $18 million increase in depreciation associated with capital expenditures since June 30, 2001.

Latin America.    Revenues for the Latin America DIRECTV businesses increased 29.7% to $227 million for the second quarter of 2002 from $175 million for the second quarter of 2001. The increased revenues resulting from the $55 million of revenues generated from the 2002 World Cup and the larger subscriber base were partially offset by the negative effect resulting from the devaluation of the Argentinean peso. Subscribers grew to about 1.7 million at June 30, 2002 compared to 1.4 million at June 30, 2001. Latin America DIRECTV added 27,000 net new subscribers during the second quarter of 2002 compared to 25,000 net new subscribers during the second quarter of 2001. Programming ARPU (which excludes non-subscriber revenue and revenue from set-top box rentals) was $29 and $36 for the three months ended June 30, 2002 and June 30, 2001, respectively. The decrease in programming ARPU was largely due to the effects of the devaluation of the Argentinean peso.

EBITDA was a negative $99 million for the second quarter of 2002 compared to negative EBITDA of $35 million for the second quarter of 2001. The change in EBITDA was primarily due to the $75.0 million loss from the 2002 World Cup and losses related to currency devaluations, partially offset by lower selling and general and administrative expenses resulting from cost saving initiatives. The Latin America DIRECTV businesses incurred an operating loss of $148 million for the second quarter

HUGHES ELECTRONICS CORPORATION

of 2002 compared to an operating loss of $87 million for the second quarter of 2001. The increased operating loss resulted from the decline in EBITDA and higher depreciation expense related primarily to the increased number of subscribers leasing DIRECTV receiver equipment and the consolidation of GEA that was partially offset by the decrease in amortization expense resulting from the discontinuation of goodwill amortization.

DIRECTV Broadband.    Revenues for DIRECTV Broadband increased to $18 million for the second quarter of 2002 from $7 million for the second quarter of 2001. The higher revenues are attributable to an increase in subscribers. DIRECTV Broadband added approximately 20,000 net new subscribers during the second quarter of 2002 compared to 4,000 net new subscribers during the second quarter of 2001. At June 30, 2002, DIRECTV Broadband had more than 133,000 residential broadband subscribers in the United States compared with about 68,000 customers as of June 30, 2001.

EBITDA was a negative $29 million for the second quarter of 2002 compared to a negative $41 million for the second quarter of 2001. The operating loss for the second quarter of 2002 was $40 million compared to an operating loss of $58 million for the second quarter of 2001. The improvement in EBITDA and operating loss resulted from the increased revenues and the benefits from cost saving initiatives.

Satellite Services Segment

Revenues for the Satellite Services segment were $209.3 million for the second quarter of 2002 compared to $208.3 million for the same period in the prior year. The slight increase was primarily due to occasional service revenue related to the global broadcast distribution of the 2002 World Cup, partially offset by reduced program distribution and direct-to-home video revenues.

EBITDA was $150.7 million for the second quarter of 2002, a 12.0% increase over the second quarter 2001 EBITDA of $134.5 million. EBITDA margin for the second quarter of 2002 was 72.0% compared to 64.6% for the second quarter of 2001. The increase in EBITDA and EBITDA margin was principally due to increased operating efficiencies that resulted from cost saving initiatives. Operating profit was $61.0 million for the second quarter of 2002 compared to $32.8 million for the second quarter of 2001. The increase in operating profit resulted primarily from the increase in EBITDA and lower amortization expense for the second quarter of 2002 resulting from the discontinuation of goodwill amortization.

Network Systems Segment

The Network Systems segment’s second quarter 2002 revenues were $254.4 million, compared to $302.2 million for the second quarter of 2001. The lower revenues resulted from the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs.

The Network Systems segment reported negative EBITDA of $29.5 million for the second quarter of 2002 compared to negative EBITDA of $36.8 million for the second quarter of 2001. The Network Systems segment had an operating loss of $46.1 million for the second quarter of 2002 compared to an operating loss of $56.5 million for the second quarter of 2001. The increased EBITDA and the decreased operating loss resulted from improved operating margins on increased shipments of DIRECTV receiving equipment.

HUGHES ELECTRONICS CORPORATION

Eliminations and Other

The elimination of revenues decreased to $47.7 million for the second quarter of 2002 from $53.1 million for the second quarter of 2001 due primarily to decreased shipments of DIRECTV receiving equipment from the Network Systems segment to the Direct-To-Home Broadcast segment.

Operating profit from “eliminations and other” remained relatively unchanged at $17.0 million for the second quarter of 2002 compared with $16.4 million for the second quarter of 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues.    Revenues for the six months ended June 30, 2002 increased 9.5% to $4,247.9 million compared with $3,878.1 million for the six months ended June 30, 2001. The increase in revenues was primarily attributable to $419.9 million of higher revenues at the Direct-To-Home Broadcast segment in the first six months of 2002 that resulted from the addition of about 1.3 million net new DIRECTV subscribers in the United States and Latin America since June 30, 2001 and $55.0 million of revenues associated with the 2002 World Cup at DIRECTV Latin America. The increased revenues from the Direct-To-Home Broadcast segment were partially offset by a decrease in revenues of $53.2 million at the Network Systems segment that resulted from the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs.

Operating Costs and Expenses.    Operating costs and expenses increased to $4,514.2 million for the first six months of 2002 from $4,253.6 million for the first six months of 2001. Broadcast programming and other costs increased by $456.8 million for the first six months of 2002 from the same period in 2001 due to higher costs at the Direct-To-Home Broadcast segment resulting from the increase in subscribers and the $130.0 million cost of the 2002 World Cup. Costs of products sold increased by $14.0 million for the first six months of 2002 from the first six months of 2001. Selling, general and administrative expenses decreased by $163.1 million during the first six months of 2002 compared to the same period in 2001 due primarily to a $95.5 million net gain recorded from the NASA claim, a $40.0 million gain related to the PAS 7 insurance claim and lower expenses resulting from cost saving initiatives, partially offset by a $56.0 million loss recorded for the GECC dispute. Depreciation and amortization decreased by $47.1 million during the first six months of 2002 compared to the first six months of 2001 due to the discontinuation of amortization expense related to goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, which amounted to $134 million in the first half of 2001. This decrease was partially offset by added depreciation expense related to capital expenditures for property and satellites since June 30, 2001, the consolidation of GEA in May 2001 and the acquisition of Telocity in April 2001.

EBITDA.    EBITDA for the first six months of 2002 was $257.3 million and EBITDA margin was 6.1%, compared to EBITDA of $195.2 million and EBITDA margin of 5.0% for the same period of 2001. The higher EBITDA resulted from $27.3 million of increased EBITDA at the Satellite Services segment and the $95 million gain for the NASA claim recorded in Eliminations and Other. These increases were partially offset by $46.7 million of lower EBITDA at the Direct-to-Home Broadcast segment for the first six months of 2002 compared to the first six months of 2001 that resulted primarily from the settlement of the GECC dispute, the $75.0 million loss from the 2002 World Cup and the acquisition of Telocity in April 2001 and GEA in May 2001.

Operating Loss.    The operating loss for the first six months of 2002 was $266.3 million compared to an operating loss of $375.5 million for the first six months of 2001. The decreased operating loss

HUGHES ELECTRONICS CORPORATION

resulted from the factors causing the increase in EBITDA discussed above and the lower amortization expense.

Over the past several years, Hughes has incurred operating losses, principally due to the costs of acquiring new subscribers in its Direct-To-Home Broadcast businesses. Hughes expects operating losses to decline and, barring significant changes in circumstances, to generate operating profit in the future as DIRECTV’s large subscriber base begins generating additional operating profit due to continued revenue growth without a corresponding increase in subscriber acquisition costs. In addition, in the event the merger with EchoStar is not consummated, Hughes expects to reevaluate whether it will continue to invest in its DIRECTV Broadband and DIRECWAY consumer Internet businesses.

Interest Income and Expense.    Interest income decreased to $11.7 million for the first six months of 2002 compared to $42.8 million for the same period of 2001 due to a decrease in average cash balances. Interest expense increased to $198.7 million for the first six months of 2002 from $93.4 million for the first six months of 2001. The higher interest expense resulted primarily from the $74.0 million of interest recorded in connection with the settlement of the GECC dispute and interest expense associated with higher outstanding debt balances that resulted from the debt refinancing in February 2002. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”

Other, Net.    Other, net decreased to a net loss of $32.7 million for the first six months of 2002 from a net loss of $3.7 million for the same period of 2001. Other, net loss for the first six months of 2002 resulted primarily from a $29 million charge recorded for a loan guarantee obligation related to a Hughes affiliate in India and equity method losses partially offset by $36.7 million of accrued liabilities related to the costs to exit the DIRECTV Japan business that were reversed upon the resolution of the remaining claims. Other, net loss for the first six months of 2001 resulted primarily from $23.0 million of equity method losses, partially offset by gains from the sale of investments.

Income Taxes.    Hughes recognized an income tax benefit of $184.7 million for the first six months of 2002 compared to $124.7 million for the first six months of 2001. The higher tax benefit for the first six months of 2002 is due to higher pre-tax losses and the favorable resolution of certain tax contingencies.

Loss from Continuing Operations.    Hughes reported a loss from continuing operations before cumulative effect of accounting change of $311.5 million for the six months ended June 30, 2002, compared to $254.4 million for the same period of 2001.

Cumulative Effect of Accounting Change.    Hughes adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. SFAS No.133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the consolidated statements of operations and available separate consolidated net income (loss) and an after-tax unrealized gain of $0.4 million in “Accumulated other comprehensive income (loss)”.

Direct-To-Home Broadcast Segment

Direct-To-Home Broadcast segment revenues for the first six months of 2002 increased 13.9% to $3,437.5 million from $3,017.6 million for the first six months of 2001. The Direct-To-Home Broadcast segment had negative EBITDA of $42.0 million for the first six months of 2002 compared with positive

HUGHES ELECTRONICS CORPORATION

EBITDA of $4.7 million for the first six months of 2001. The operating loss for the segment increased to $351.9 million for the first six months of 2002 from $328.4 million for the first six months of 2001.

United States.    The DIRECTV U.S. business was the biggest contributor to the segment’s revenue growth with revenues of $3,015 million for the first six months of 2002, a 13.0% increase over the $2,669 million in revenues for the first six months of 2001. The increase in revenues resulted primarily from an increased number of DIRECTV subscribers since June 30, 2001, partially offset by lower ARPU. As of June 30, 2002, DIRECTV had more than 10.7 million subscribers compared to about 9.6 million subscribers at June 30, 2001. Excluding subscribers in NRTC territories, DIRECTV owned and operated subscribers totaled 9.0 million and 7.8 million at June 30, 2002 and June 30, 2001, respectively. DIRECTV added 552,000 net new owned and operated subscribers for the first six months of 2002, compared to 383,000 net new owned and operated subscribers for the first six months of 2001. ARPU for DIRECTV U.S. was $57.50 and $58.30 for the six months ended June 30, 2002 and June 30, 2001, respectively. The reduced ARPU in 2002 is primarily due to lower premium package revenue and fewer pay-per-view purchases than in 2001.

EBITDA was $177 million for the first six months of 2002 compared to EBITDA of $125 million for the first six months of 2001. The operating loss for the first six months of 2002 for the DIRECTV U.S. businesses was $4 million compared to $92 million for the first six months of 2001. The increased EBITDA was due to higher gross profits resulting from the increase in revenues discussed above and lower expenses resulting from cost saving initiatives, which were partially offset by the expense associated with the settlement with GECC, and an increase in retention marketing costs associated with the sale of set-top boxes to existing subscribers. The decrease in the operating loss was due to the increased EBITDA and a $71 million decrease in amortization expense resulting from the discontinuation of amortization expense related to goodwill and intangible assets with indefinite lives, which was partially offset by a $36 million increase in depreciation expense related to the addition of property and satellites since the first six months of 2001.

Latin America.    Revenues for the Latin America DIRECTV businesses increased 15.3% to $392 million for the first six months of 2002 from $340 million for the first six months of 2001. The increased revenues resulted from $55.0 million of revenues generated from the 2002 World Cup and a larger subscriber base, offset by the negative effect resulting from the devaluation of the Argentinean peso. Subscribers grew to about 1.7 million at June 30, 2002 compared to about 1.4 million at June 30, 2001. DIRECTV Latin America added about 59,000 net new subscribers for the first six months of 2002 compared to about 126,000 net new subscribers for the first six months of 2001. Programming ARPU was $30 and $36 for the six months ended June 30, 2002 and June 30, 2001, respectively. The decrease in programming ARPU was largely the result of the devaluation of the Argentinean peso.

EBITDA was a negative $160 million for the first six months of 2002 compared to a negative EBITDA of $79 million for the first six months of 2001. The change in EBITDA was primarily due to the $75.0 million loss from the 2002 World Cup, a $40 million loss related to the Argentina currency devaluation and the consolidation of GEA beginning in May of 2001, partially offset by lower operating expenses resulting from cost saving initiatives. The Latin America DIRECTV businesses incurred an operating loss of $268 million for the first six months of 2002 compared to an operating loss of $179 million for the first six months of 2001. The increased operating loss resulted from the decline in EBITDA; higher depreciation expense that resulted from an increase in customer-leased DIRECTV receiving equipment and the consolidation of GEA, partially offset by the decrease in amortization expense resulting from the discontinuation of amortization expense related to goodwill.

DIRECTV Broadband.    Revenues increased $24 million to $31 million for the first six months of 2002 compared to $7 million for the first six months of 2001. The increased revenues are primarily due

HUGHES ELECTRONICS CORPORATION

to six months of revenues in 2002 compared with 2001, which only includes revenues from the date of DIRECTV Broadband’s acquisition in April 2001. Also contributing to the increase was a larger subscriber base in 2002. DIRECTV Broadband added about 42,000 net new subscribers for the first six months of 2002 compared to 4,000 net new subscribers for the first six months of 2001. At June 30, 2002, DIRECTV Broadband had more than 133,000 residential broadband subscribers in the United States compared with 68,000 subscribers at June 30, 2001.

EBITDA was a negative $59 million for the first six months of 2002 compared to a negative $41 million for the first six months of 2001. The operating loss was $80 million for the six months ended June 30, 2002 and $58 million for the six months ended June 30, 2001. The increase in negative EBITDA and operating loss was due to 2002 having six months of activity, compared with 2001, which only includes activity from the date of DIRECTV Broadband’s acquisition in April 2001.

Satellite Services Segment

Revenues for the Satellite Services segment for the first six months of 2002 increased $2.9 million to $416.4 million from $413.5 million for the same period in the prior year. The increase was primarily due to a termination fee of approximately $6.4 million from one of the company’s video customers and service revenue related to the global broadcast distribution of the 2002 World Cup, partially offset by lower program distribution and direct-to-home video revenues. Revenues from operating leases of transponders, satellite services and other were 97.5% of total revenues for the first six months of 2002 and increased to $406.0 million from $402.5 million for the first six months of 2001.

EBITDA was $301.8 million for the first six months of 2002, a 9.9% increase over the first six months of 2001 EBITDA of $274.5 million. EBITDA margin for the first six months of 2002 was 72.5% compared to 66.4% for the first six months of 2001. The higher EBITDA and EBITDA margin was principally due to increased operating efficiencies that resulted from cost saving initiatives and a $40 million gain related to the settlement of the PAS 7 insurance claim. These gains were partially offset by a $19 million charge to operating income for the write-off of receivables due to the conversion of several sales-type leases to operating leases by a PanAmSat customer, an $11 million provision for idle facilities, and $4 million of additional bad debt expense. Operating profit was $118.1 million for the first six months of 2002 compared to $73.9 million for the first six months of 2001. The increase in operating profit resulted from the increased EBITDA and lower amortization expense for the first six months of 2002 due to the decrease in amortization expense resulting from the discontinuation of goodwill amortization.

Network Systems Segment

Revenues for the Network Systems segment for the first six months of 2002 decreased by 9.7% to $497.2 million from $550.4 million for the first six months of 2001. The lower revenues resulted from the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs, partially offset by increased sales of DIRECTV receiving equipment.

The Network Systems segment reported negative EBITDA of $62.6 million for the first six months of 2002, compared to negative EBITDA of $75.1 million for the first six months of 2001. The Network Systems segment had an operating loss of $97.2 million for the first six months of 2002, compared to an operating loss of $109.1 million for the first six months of 2001. The change in EBITDA and

HUGHES ELECTRONICS CORPORATION

operating loss resulted from higher operating margins from increased sales of DIRECTV receiving equipment and lower general and administrative costs, partially offset by a $6 million charge related to severance benefits in the first quarter of 2002.

Eliminations and Other

The elimination of revenues was $103.2 million for the first six months of 2002 compared to $103.4 million for the first six months of 2001.

Operating profit from “eliminations and other” increased to $64.7 million for the first six months of 2002 from an operating loss of $11.9 million for the first six months of 2001. The increase in operating profit resulted primarily from the $95 million net gain recorded from the NASA claim, partially offset by higher corporate expenditures related to costs associated with the EchoStar Merger and employee benefit and compensation costs for the first quarter of 2002.

Liquidity and Capital Resources

In the six months of 2002, Hughes had sources of cash of $1,126.9 million, resulting primarily from additional net borrowings of $832.7 million, insurance proceeds of $215.0 million and cash provided by operations of $72.7 million. Included in cash provided by operations was a $180.0 million payment related to the GECC settlement. These sources of cash were offset by cash used during the first six months of about $990.9 million, primarily for expenditures for satellites and property of $728.4 million, the final settlement payment to Raytheon of $134.2 million and debt issuance costs of $58.3 million.

As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at June 30, 2002 and December 31, 2001 was 0.99 and 0.76, respectively. Working capital increased by $1,025.8 million to a working capital deficit of $39.6 million at June 30, 2002 from a working capital deficit of $1,065.4 million at December 31, 2001. The change was principally due to the repayment of current debt obligations and an increase in cash balances, both of which were funded by the proceeds received from long term borrowings that resulted from the refinancing transactions described in more detail below.

Hughes expects to have cash requirements for the remainder of 2002 of approximately $550 million to $750 million primarily due to capital expenditures for satellites and property and increased investments in affiliated companies. These cash requirements are expected to be funded from a combination of existing cash balances, cash provided from operations, amounts available under credit facilities, and additional borrowings, as needed. See “Security Ratings” below for a discussion of Hughes’ credit rating.

In February 2002, Hughes completed a series of financing activities. PanAmSat borrowed $1,800 million, a portion of which was used to repay $1,725 million owed to Hughes; Hughes deposited $1,500 million of the proceeds received from PanAmSat with General Motors Acceptance Corporation (“GMAC”) as collateral, with Hughes then borrowing $1,875 million under a GMAC revolving credit facility. Hughes used $1,682.5 million of the proceeds to repay all amounts outstanding under Hughes’ $750 million unsecured revolving credit facility, DLA’s $450.0 million revolving credit facility, and SurFin’s $400.0 million and $212.5 million revolving credit facilities. The DLA and SurFin facilities were retired, while the Hughes facility was amended and expanded (the “Amended Credit Agreement”). In March 2002, Hughes borrowed an additional $764.8 million under a term loan tranche that was added to the Amended Credit Agreement and repaid $375.0 million of the GMAC facility. In the second

HUGHES ELECTRONICS CORPORATION

quarter of 2002, Hughes borrowed an additional $100.0 million on the GMAC tranche loan. Hughes’ and PanAmSat’s debt is more fully described below in “Debt and Credit Facilities.”

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

Common Stock Dividend Policy.    Dividends may be paid on the GM Class H common stock only when, as, and if declared by GM’s Board of Directors (“GM Board”) in its sole discretion. The GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Class H common stock. Similarly, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes.

Cash and Cash Equivalents.    Cash and cash equivalents were $836.1 million at June 30, 2002 compared to $700.1 million at December 31, 2001. The increase in cash resulted primarily from additional net borrowings of $832.7 million and insurance proceeds of $215.0 million, partially offset by expenditures for satellites and property of $728.4 million and the final settlement payment to Raytheon of $134.2 million.

Cash provided by operating activities was $72.7 million in the first six months of 2002, compared to cash used in operating activities of $97.5 million in the first six months of 2001. The increase in 2002 resulted primarily from decreased working capital requirements.

Cash used in investing activities was $514.7 million in the six months ended June 30, 2002, and $870.4 million for the same period in 2001. The reduction in cash flows used in investing activities in 2002 primarily resulted from reduced investments in companies, reduced expenditures for satellites and property and a $82.6 million increase in proceeds from insurance claims, partially offset by proceeds from the sale of investments of $67.8 million in 2001 for which there were no comparable transactions in 2002.

Cash provided by financing activities was $578.0 million in the first six months of 2002 and $512.1 million in the first six months of 2001. The increase in cash flows provided by financing activities in 2002 is primarily due to additional net borrowings of $832.7 million, partially offset by cash used for debt issuance costs of $58.3 million and the final payment of the Raytheon settlement of $134.2 million.

HUGHES ELECTRONICS CORPORATION

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

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for these notes as of June 30, 2002 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a new secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured by certain of the operating assets of PanAmSat that were pledged in connection with the secured bank facility.

Credit Facilities.    In February 2002, Hughes amended and increased its existing $750.0 million multi-year credit facility. The Amended Credit Agreement provides availability of $1,235.2 million in revolving borrowings, which bear interest at the London Interbank Offer Rate (“LIBOR”) plus 3.0%. The Amended Credit Agreement commitment terminates upon the earlier of December 5, 2002 or the effective date of the EchoStar Merger. The facility is secured by substantially all of Hughes’ assets other than the assets of DLA and PanAmSat. In March 2002, Hughes borrowed an additional $764.8 million under a term loan tranche that was added to the Amended Credit Agreement. The term loan has the same terms as the revolving facility and increased the total funding available under the Amended Credit Agreement to $2,000 million. As of June 30, 2002, the revolving component of the Amended Credit Agreement was undrawn and $764.8 million was outstanding under the term loan.

Also, in February 2002, PanAmSat obtained a bank facility in the amount of $1,250 million. The bank facility is comprised of a $250 million revolving credit facility, which was undrawn as of June 30, 2002, a $300 million Tranche A term loan and a $700 million Tranche B term loan, both of which were fully drawn as of June 30, 2002. This bank facility replaced a previously existing $500 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A term loan bear interest at LIBOR plus 3.0%. The Tranche B term loan bears interest at LIBOR plus 3.5%. The revolving credit facility and Tranche A term loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A term loan terminate in 2007 and the Tranche B term loan matures in 2008. Principal payments under the Tranche A term loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B term loan are due primarily at maturity. The facilities are secured ratably by substantially all of PanAmSat’s operating assets, including its satellites. PanAmSat repaid a $1,725 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and notes payable described above, as well as existing cash balances.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with GMAC. The facility was subsequently amended in February 2002. The amended facility provides for a commitment through the earlier of December 5, 2002 or the effective date of EchoStar Merger. The facility is split into two loan tranches: a $1,500 million tranche secured by a February 2002 $1,500 million Hughes cash deposit and a $500 million tranche that shares security with the Amended Credit Agreement described above. Borrowings under the $1,500 million tranche bear interest at GMAC’s cost of funds (approximately 2.0% at June 30, 2002) plus 0.125%. Borrowings under the $500 million tranche bear interest at GMAC’s cost of funds plus 1.75%. The $1,500 million cash deposit earns interest at a rate equivalent to GMAC’s cost of funds. Hughes has the legal right of setoff with respect to the $1,500 million GMAC cash deposit, and accordingly offsets it

HUGHES ELECTRONICS CORPORATION

against amounts borrowed from GMAC under the $1,500 million tranche for balance sheet purposes. The excess over Hughes’ $1,500 million cash deposit must be repaid upon the effective date of the EchoStar Merger. The cash collateralized tranche was fully drawn and the $100 million was outstanding under the $500 million tranche as of June 30, 2002.

On January 5, 2001, DLA entered into a $450.0 million revolving credit facility. The DLA facility was repaid and retired in February 2002. In addition, SurFin’s unsecured revolving credit facilities of $400.0 million and $212.5 million were repaid and retired in February 2002.

Other.    $65.2 million in other short-term and long-term debt, related primarily to DLA and HNS’ international subsidiaries, was outstanding at June 30, 2002, bearing fixed and floating rates of interest of 4.34% to 14.50%. Principal on these borrowings is due in varying amounts through 2007.

Acquisitions, Investments and Divestitures; Merger Transaction.    On October 28, 2001, Hughes and GM, together with EchoStar, announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, and certain other conditions, provide for the split-off of a company holding all of the capital stock of Hughes (“HEC Holdings”) from GM and the combination of the Hughes business with EchoStar by means of a merger. The surviving entity is sometimes referred to as New EchoStar. The Merger is subject to a number of conditions and no assurances can be given that the transactions will be completed.

The split-off of HEC Holdings from GM would occur by means of a distribution to the holders of GM Class H common stock of one share of Class C common stock of HEC Holdings (which will own all of the stock of Hughes at the time of the split-off) in exchange for each share of GM Class H common stock held immediately prior to the split-off. Immediately following the split-off, the businesses of Hughes and EchoStar would be combined in the EchoStar Merger to form New EchoStar. Each share of HEC Holdings Class C common stock would remain outstanding and become a share of Class C common stock of New EchoStar. Holders of Class A and Class B common stock of EchoStar would receive about 1.3699 shares of stock of New EchoStar in exchange for each share of EchoStar Class A or Class B common stock held immediately prior to the EchoStar Merger.

The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1 2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the GM Restated Certificate of Incorporation, as amended. The GM $1 2/3 par value common stock would remain outstanding and would be GM’s only class of common stock after the transactions.

As part of the transactions, GM would receive a dividend from Hughes of up to $4.2 billion in cash, and its approximately 30% retained economic interest in Hughes would be reduced by a commensurate amount. Following these transactions, and based on a number of assumptions, including the potential issuance or distribution of up to 100 million shares of GM Class H common stock or New EchoStar Class C common stock in exchange for cash or certain debt of GM, GM may retain an interest in the merged entity. The $4.2 billion dividend to GM will be financed by Hughes through new and existing credit facilities or other borrowings.

GM, Hughes and EchoStar have agreed that, in the event that the transactions do not occur because certain specified regulatory-related conditions have not been satisfied, EchoStar will be required to pay Hughes a $600 million termination fee. In addition, if the merger agreement is terminated for failure to obtain specified regulatory clearances or financing to complete the Merger, EchoStar is obligated to purchase Hughes’ interest in PanAmSat for an aggregate purchase price of

HUGHES ELECTRONICS CORPORATION

approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. Cash proceeds, net of income taxes, would be retained by Hughes and used to repay certain outstanding borrowings and fund future operating requirements.

The sale of Hughes’ PanAmSat interest is subject to a number of conditions beyond the control of Hughes which must be satisfied before any sale could be completed, including, among other things, the expiration or termination of the waiting period applicable to the PanAmSat stock sale under the Hart-Scott-Rodino Act, the absence of any effective injunction or order which prevents the completion of the PanAmSat stock sale and the receipt of Federal Communications Commission (“FCC”) approval for the transfer of licenses in connection with the PanAmSat stock sale. If these conditions were not fulfilled, EchoStar would not be obligated to complete the purchase, even though the EchoStar Merger was not completed for the specific reasons identified above. If this were to happen, Hughes would remain a wholly owned subsidiary of GM, and Hughes would not have the benefit of the liquidity represented by the sale of Hughes’ interest in PanAmSat.

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

On July 2, 2002, GM received a favorable private letter ruling from the U.S. Internal Revenue Service to the effect that, among other things, the split-off of HEC Holdings from GM would be tax-free to GM and its stockholders for U.S. federal income-tax purposes. GM, Hughes and EchoStar continue to seek required regulatory clearances and approvals from the U.S. Department of Justice and the FCC with a goal toward completing the transactions in the second half of 2002. The companies also are in the process of preparing materials to be distributed to GM stockholders seeking their affirmative vote on certain aspects of the transactions, and to EchoStar stockholders for their information.

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

Acquisitions and Investments.    On May 1, 2001, DLA, which operates the Latin America DIRECTV business, acquired from Grupo Clarín S.A. (“Clarin”) a 51% ownership interest in GEA, a local operating company located in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that under certain circumstances will allow Clarin to sell in November 2003 its 3.98% interest back to DLA for $195 million. As a result of the transaction, Hughes’ interest in DLA decreased from 77.8% to 74.7% and Hughes’ ownership in GEA increased from 20% to 58.1%. Hughes’ portion of the purchase price, which amounted to about $130 million, was recorded as an increase to “Capital stock and additional paid-in capital.”

HUGHES ELECTRONICS CORPORATION

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

Divestitures.    On June 27, 2002, HNS reached an agreement to exchange its approximate 29% equity interest in, and $75 million of long term receivables from, HTIL for an equity interest in, and long term receivables from, TTSL. HNS expects to carry the investment in TTSL under the cost method since HNS’ interest in TTSL will represent less than 20% of TTSL equity. The transaction is anticipated to close in the fourth quarter of 2002. The consummation of this transaction may result in a loss, which is currently not determinable and is dependent on the fair value of the securities exchanged on the date of close.

On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued. As a result, Hughes accrued exit costs and involuntary termination benefits related to claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. In the second quarter of 2002, $36.7 million of accrued liabilities related to the exit costs were reversed upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net”.

Commitments and Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for an arbitration process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest from the date of sale, the total amount of which has been provided for in Hughes’ financial statements. However, Boeing has submitted additional proposed adjustments, of which about $750 million remain unresolved. Hughes believes that these additional proposed adjustments are without merit and intends to vigorously contest the matter in the arbitration process, which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated financial statements.

Additionally, as part of the sale of the satellite systems manufacturing businesses, Hughes retained liability for certain possible fines and penalties and certain financial consequences of debarment associated with potential non-criminal violations of U.S. Export control laws related to the business now owned by Boeing should the State Department impose such sanctions against the

HUGHES ELECTRONICS CORPORATION

satellite systems manufacturing businesses. Hughes does not expect sanctions imposed by the State Department, if any, to have a material adverse effect on it’s consolidated financial statements.

GECC and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV® programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV’s performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC’s performance and DIRECTV’s obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut’s offer-of-judgment statute. With this order, the total judgment entered in GECC’s favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Oral argument on the appeal was heard on October 15, 2001 by the Second Circuit Court of Appeals. While the appeal was pending, post-judgment interest on the total judgment was accruing at a rate of 6.241% per year, compounded annually, from the date judgment was entered in October 2000. In the first quarter of 2002, DIRECTV increased its provision for loss related to this matter by $83 million, of which $56 million was recorded as a charge to “Selling, general and administrative expenses” and $27 million was recorded as a charge to “Interest expense,” based on the status of settlement negotiations between the parties. On June 4, 2002, Hughes and GECC executed an agreement to settle the matter for $180 million. As a result, in the second quarter of 2002 DIRECTV increased its provision for loss by $47 million, which was recorded as a charge to “Interest expense.” The $180 million settlement was paid to GECC in June 2002.

DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television Inc. and Golden Sky Systems, Inc. (referred to together as “Defendants”) to recover monies (about $63 million recorded) that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain subscriber acquisition costs incurred by DIRECTV on account of new subscriber activations in Defendants’ territory. Defendants had ceased making payments altogether, and indicated that they did not intend to make any further payments due under the Agreement. On July 13, 2001, Defendants sent notice of termination of the Agreement and on July 16, 2001, Defendants answered DIRECTV’s complaint and filed a cross complaint alleging counts of fraud in the inducement, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with prospective economic advantage and violation of California Bus. and Prof. Code 17200. Defendants seek an unstated amount of damages and punitive damages. DIRECTV denies any liability to Defendants, and intends to vigorously pursue its damages claim against Defendants and defend against Defendants’ cross claims. Defendants removed the action to federal district court, Central District of Los Angeles.

Hughes Communications Galaxy, Inc. (“HCGI”) filed a lawsuit on March 22, 1991 against the U.S. Government based upon NASA’s breach of contract to launch ten satellites on the Space Shuttle. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On November 13, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court decision. On December 26, 2001, Hughes filed a Combined Petition for Panel Rehearing and Rehearing en Banc, seeking to increase the award, which was denied in January 2002. In March 2002, Hughes was advised that no further judicial review would be sought by the U.S. Government and the payment was

HUGHES ELECTRONICS CORPORATION

in process. In April 2002, Hughes received payment for the full amount of the judgment. As a result, Hughes recorded a $95 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” in the first quarter of 2002.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2002. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated financial statements.

Other

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its’ ability to provide service. Where insurance costs related to known satellite anomalies are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $662.7 million and the book value of the satellites that were not insured was $602.9 million at June 30, 2002.

Two satellites owned and operated by PanAmSat, and other satellites of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. PanAmSat and the manufacturer are monitoring the problem to determine its cause and its expected effect. The power reduction may require PanAmSat to permanently turn off certain transponders on the affected satellites to allow the continued operation of other transponders. At this time, the power degradation has not required PanAmSat to reduce the number of operating transponders on either affected satellite. Hughes has partially insured the affected satellites with policies that cover these problems. However, should it be necessary to turn off a significant number of transponders, there can be no assurance that we will be reimbursed by the insurers, as they may dispute a payment obligation, or the anomaly may occur outside the coverage period. Also, Hughes could recognize a loss on the portion of book value of the satellites that is not insured of up to $133.7 million. Moreover, these problems may not be insured in the future for any loss occurring outside the existing policy periods.

Hughes is contingently liable under standby letters of credit and bonds in the aggregate amount of $61.1 million which were undrawn at June 30, 2002 and DLA has guaranteed $3.0 million of bank debt related to non-consolidated DLA local operating companies, which is due in variable amounts over the next five years. Additionally, as described in Note 8 to the consolidated financial statements included in this filing, DLA may be required to repurchase Clarin’s 3.98% interest in DLA for $195 million in 2003.

In the first quarter of 2002, Hughes recorded a $29.0 million charge to “Other, net” related to an expected requirement to perform on a guarantee obligation of up to $55.4 million for bank debt owed by an investor in HTIL. Hughes has accrued a current liability to the lender and an account receivable from the investor for the guarantee amount. The $29.0 million charge represents a provision for the

HUGHES ELECTRONICS CORPORATION

portion of the receivable from the investor estimated to be uncollectible. A payment by Hughes pursuant to the guarantee will likely be required in the second half of 2002.

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

At June 30, 2002, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $343.8 million, payable as follows: $58.4 million in the remainder of 2002, $84.8 million in 2003, $54.8 million in 2004, $35.5 million in 2005, $30.4 million in 2006 and $79.9 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options.

At June 30, 2002, the minimum commitments under noncancelable satellite construction and launch contracts totaled $725.7 million.

In connection with the direct-to-home broadcast businesses, Hughes has commitments related to certain programming agreements which are variable based upon the number of underlying subscribers and market penetration rates. Minimum payments over the terms of applicable contracts are anticipated to be approximately $1.6 billion, payable as follows: $319.4 million in the remainder of 2002, $323.7 million in 2003, $251.1 million in 2004, $167.5 million in 2005, $175.7 million in 2006 and $373.0 million thereafter.

As part of a series of agreements entered into with America Online, Inc. (“AOL”) on June 21, 1999, Hughes committed to spend up to approximately $1.5 billion in sales, marketing, development and promotion efforts in support of DirecPC®/AOL-Plus, DIRECTV®, DIRECTV™/AOL TV and DirecDuo™ products and services. At June 30, 2002, Hughes had spent approximately $500 million in support of these efforts. Consistent with the requirements of the agreements with AOL, additional funds will continue to be spent until the contractual spending limits have been satisfied or until applicable timeframes expire, which in some cases can be for periods of ten years or more.

Accounting Changes

Hughes adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets’” on January 1, 2002. SFAS No. 144 refines existing impairment accounting guidance and extends the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminates the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have any impact on Hughes’ consolidated results of operations or financial position.

HUGHES ELECTRONICS CORPORATION

Hughes also adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires that Hughes perform step one of a two-part transitional impairment test to compare the fair value of each reportable unit with its respective carrying amount, including goodwill. If the carrying value exceeds its fair value, step two of the transitional impairment test must be performed to measure the amount of the impairment loss, if any. SFAS No. 142 also requires that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations,” and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

In accordance with SFAS No. 142, Hughes completed a review of its intangible assets and determined that previously recorded intangible assets related to dealer networks and subscriber base did not meet the contractual legal criteria or separability criteria as described in SFAS No. 141. As a result, in the first quarter of 2002, Hughes reclassified $209.8 million, net of $146.0 million of accumulated amortization, of previously reported intangible assets to goodwill. Hughes also completed in the first quarter of 2002 the required transitional impairment test for intangible assets with indefinite lives, which consist of FCC Licenses for direct-to-home broadcasting frequencies (“Orbital Slots”), and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002. In the second quarter of 2002, with the assistance of an independent valuation firm, Hughes completed step one of the transitional test to determine whether a potential impairment existed on goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the fair value of DIRECTV U.S. and the Satellite Services segment exceeded their carrying values, therefore no further impairment test was required. It was also determined that the carrying value of DLA and DIRECTV Broadband exceeded their fair values, therefore requiring step two of the impairment test be performed. The amount of goodwill recorded at January 1, 2002 for DLA and DIRECTV Broadband was $622.4 million and $107.9 million, respectively. No goodwill or intangible assets existed at the Network Systems segment, other than for equity method investments, and therefore no impairment test was required.

Because the carrying value of DLA and DIRECTV Broadband exceeded their fair values, Hughes must complete step two of the impairment test by December 31, 2002. Step two requires the comparison of the implied value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. In the initial year of the adoption, the impairment loss, if any, is recorded as a cumulative effect of accounting change, net of taxes, and recorded in subsequent years as a pre-tax chare to operating income. Although the amount of any impairment loss related to the goodwill recorded at DLA and DIRECTV Broadband cannot be determined at this time, the amount of any such loss could be material to Hughes’ consolidated results of operations.

Hughes adopted SFAS No. 141 on July 1, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the amortization of goodwill and intangible assets with indefinite lives acquired thereafter. The adoption of SFAS No. 141 did not have a significant impact on Hughes’ consolidated results of operations or financial position.

HUGHES ELECTRONICS CORPORATION

Hughes adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the consolidated statements of operations and available separate consolidated net income (loss) and an after-tax unrealized gain of $0.4 million in “Accumulated other comprehensive income (loss)”.

New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Hughes is required to implement SFAS No. 146 on January 1, 2003. Management has not determined the impact, if any, that this statement will have on Hughes’ consolidated results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 eliminates the requirement to present gains and losses on the early extinguishment of debt as an extraordinary item, and resolves accounting inconsistencies for certain lease modifications. Hughes’ adoption of this standard on January 1, 2003 is not expected to have an impact on Hughes results of operations or financial position.

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

HUGHES ELECTRONICS CORPORATION

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

Interest Rate Risk

Hughes is subject to interest rate risk related to its outstanding debt. As of June 30, 2002, Hughes’ $3,480.0 million of total debt consisted of PanAmSat’s fixed rate borrowings of $1,550.0 million and variable rate borrowings of $1,000.0 million, Hughes’ variable rate borrowings of $864.8 million, and various other variable and fixed rate borrowings. Outstanding borrowings bore interest rates ranging from 3.75% to 14.50% at June 30, 2002. Hughes is subject to fluctuating interest rates, which may adversely impact its results of operations and cash flows for its variable rate bank borrowings. Also, to the extent interest rates increase, Hughes’ cost of financing could increase at such time that debt matures and is refinanced. As of June 30, 2002, the hypothetical impact of a one percentage point increase in interest rates related to Hughes’ outstanding variable rate debt would be to increase annual interest expense by approximately $19 million.

* * *

HUGHES ELECTRONICS CORPORATION

PART II

ITEM 1. LEGAL PROCEEDINGS

Summarized below, for the quarter ended June 30, 2002 and through the date of this filing, are changes in material pending legal proceedings involving Hughes. For further information, refer to the Hughes Electronics Corporation (“Hughes”) Annual Report on Form 10-K for the year ended December 31, 2001 and the Hughes Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2002 and May 6, 2002, respectively, and Current Reports on Form 8-K, filed with the SEC through the date of this report. Also, for further information, refer to Note 10 to the consolidated financial statements included in this filing.

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Hughes became, or was, a party during the quarter ended June 30, 2002 or subsequent thereto, but before the filing of this report are summarized below:

None

* * *

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended June 30, 2002, or subsequent thereto, but before the filing of this report are summarized below:

With respect to the previously reported dispute between General Electric Capital Corporation (“GECC”) and DIRECTV arising out of a contract entered into between the parties on July 31, 1995, the parties executed an agreement on June 4, 2002 to settle the matter for $180 million. The settlement resulted in Hughes recording a second quarter 2002 pre-tax charge of $47 million to “Interest expense.” The $180 million settlement was paid to GECC in June 2002.

* * *

As previously reported, following the discontinuation of DIRECTV Japan’s operations in September 2000, Global Japan, Inc. (“Global”) commenced an action in the New York Supreme Court on October 5, 2000 against Hughes, DIRECTV Japan Management Company, Inc., DIRECTV International, Inc., DIRECTV, Inc. and the Hughes-appointed directors of DIRECTV Japan for alleged breach of contract and fiduciary duty, fraudulent conveyance and tortious interference in connection with the termination of two direct broadcast satellite distribution agreements between Global and DIRECTV Japan. Global sought, among other things, damages of approximately $100 million. On July 8, 2002, Hughes and Global executed an agreement to settle the matter for approximately $20 million. The settlement amount was charged against an existing accrual related to this matter. Payment for the approximate $20 million settlement was made to Global in July 2002.

* * *

HUGHES ELECTRONICS CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number	Exhibit Name	Page No.

None

(b) REPORTS ON FORM 8-K.

Three reports on Form 8-K dated April 15, 2002, June 4, 2002 and June 24, 2002 were filed during the quarter ended June 30, 2002 reporting matters under Item 5, Other Events.

* * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUGHES ELECTRONICS CORPORATION (Registrant)
Date August 14, 2002

	By	/s/ MICHAEL J. GAINES
(Michael J. Gaines, Chief Financial Officer)