Form 10-Q
period 2002-09-30
HUGHES ELECTRONICS CORP
filed 2002-11-14
CIK 944868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of September 30, 2002, there were outstanding 200 shares of the issuer’s $0.01 par value common stock.

The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

HUGHES ELECTRONICS CORPORATION

HUGHES ELECTRONICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND
AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in Millions)
Revenues
Direct broadcast, leasing and other services	$1,972.9	$1,831.4	$5,835.4	$5,268.7
Product sales	241.9	272.4	627.8	713.7

Total Revenues	2,214.8	2,103.8	6,463.2	5,982.4

Operating Costs and Expenses, Exclusive of Depreciation and Amortization Expense Shown Below
Broadcast programming and other costs	995.1	852.7	3,040.7	2,409.6
Cost of products sold	209.5	246.7	567.2	590.4
Selling, general and administrative expenses	766.7	927.9	2,354.5	2,710.7
Depreciation and amortization	266.5	280.2	790.1	850.9

Total Operating Costs and Expenses	2,237.8	2,307.5	6,752.5	6,561.6

Operating Loss	(23.0)	(203.7)	(289.3)	(579.2)
Interest income	5.4	9.4	17.1	52.2
Interest expense	(76.4)	(40.6)	(275.1)	(134.0)
Other, net	78.7	(86.3)	46.0	(90.0)

Loss Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	(15.3)	(321.2)	(501.3)	(751.0)
Income tax benefit	5.8	93.1	190.5	217.8
Minority interests in net (earnings) losses of subsidiaries	(4.1)	0.9	(14.3)	51.6

Loss before cumulative effect of accounting change	(13.6)	(227.2)	(325.1)	(481.6)
Cumulative effect of accounting change, net of taxes	—	—	—	(7.4)

Net Loss	(13.6)	(227.2)	(325.1)	(489.0)
Adjustment to exclude the effect of GM purchase accounting	—	0.9	—	2.5

Loss excluding the effect of GM purchase accounting	(13.6)	(226.3)	(325.1)	(486.5)
Preferred stock dividends	—	(24.1)	(46.9)	(72.3)

Loss Used for Computation of Available Separate Consolidated Net Income (Loss)	$(13.6)	$(250.4)	$(372.0)	$(558.8)

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors Class H Common Stock outstanding (in millions) (Numerator)	958.1	876.8	906.6	876.0
Average Class H dividend base (in millions) (Denominator)	1,381.7	1,300.5	1,330.2	1,299.7
Available Separate Consolidated Net Income (Loss)	$(9.4)	$(168.8)	$(253.5)	$(376.6)

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$863.2	$700.1
Accounts and notes receivable (less allowances)	1,068.8	1,090.5
Contracts in process	142.8	153.1
Inventories	272.6	360.1
Deferred income taxes	143.6	118.9
Prepaid expenses and other	955.7	918.4

Total Current Assets	3,446.7	3,341.1
Satellites, net	4,940.2	4,806.6
Property, net	2,138.6	2,197.8
Goodwill, net	6,715.3	6,496.6
Intangible Assets, net	445.9	660.2
Net Investment in Sales-type Leases	167.8	227.0
Investments and Other Assets	910.2	1,480.8

Total Assets	$18,764.7	$19,210.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,143.9	$1,227.5
Deferred revenues	190.4	178.5
Short-term borrowings and current portion of long-term debt	985.4	1,658.5
Accrued liabilities and other	1,230.9	1,342.0

Total Current Liabilities	3,550.6	4,406.5
Long-Term Debt	2,390.6	988.8
Other Liabilities and Deferred Credits	1,250.2	1,465.1
Deferred Income Taxes	560.5	746.5
Commitments and Contingencies
Minority Interests	547.6	531.3
Stockholder’s Equity
Capital stock and additional paid-in capital	10,150.5	9,561.2
Preferred stock, Series A	—	1,498.4
Convertible preferred stock, Series B	914.1	—
Retained earnings (deficit)	(458.4)	(86.4)

Subtotal Stockholder’s Equity	10,606.2	10,973.2

Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	(17.3)	(17.3)
Accumulated unrealized gains (losses) on securities and derivatives	(71.6)	192.6
Accumulated foreign currency translation adjustments	(52.1)	(76.6)

Accumulated other comprehensive income (loss)	(141.0)	98.7

Total Stockholder’s Equity	10,465.2	11,071.9

Total Liabilities and Stockholder’s Equity	$18,764.7	$19,210.1

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$383.4	$(145.9)

Cash Flows from Investing Activities
Investment in companies, net of cash acquired	(2.0)	(213.7)
Purchase of short-term investment	(95.7)	—
Expenditures for property	(436.0)	(583.7)
Expenditures for satellites	(594.7)	(643.7)
Proceeds from disposal of property	1.3	0.2
Proceeds from sale of investments	217.3	200.5
Proceeds from insurance claims	215.0	132.4

Net Cash Used in Investing Activities	(694.8)	(1,108.0)

Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	(889.3)	367.2
Long-term debt borrowings	1,801.1	1,515.8
Repayment of long-term debt	(183.1)	(1,386.3)
Debt issuance costs	(58.5)	—
Stock options exercised	7.2	17.9
Preferred stock dividends paid to General Motors	(68.7)	(70.3)
Final payment on Raytheon settlement	(134.2)	—

Net Cash Provided by Financing Activities	474.5	444.3

Net increase (decrease) in cash and cash equivalents	163.1	(809.6)
Cash and cash equivalents at beginning of the period	700.1	1,508.1

Cash and cash equivalents at end of the period	$863.2	$698.5

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Hughes Annual Report on Form 10-K for the year ended December 31, 2001 and the Hughes Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2002, May 6, 2002 and August 14, 2002, respectively, and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

The accompanying unaudited consolidated financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from purchase accounting adjustments associated with GM’s purchase of Hughes in 1985.

Merger Transaction

On October 28, 2001, Hughes and GM, together with EchoStar Communications Corporation (“EchoStar”), announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, and certain other conditions, provide for the split-off of Hughes from GM and the subsequent merger of the Hughes business with EchoStar (the “Merger” or “EchoStar Merger”). These transactions are designed to address strategic challenges currently facing Hughes’ business and to provide liquidity and value to GM, which would help to support the credit position of GM after the transactions. The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the completion of the Merger.

GM, Hughes and EchoStar have agreed that, in the event that the transactions do not occur because of a failure to obtain certain specified regulatory clearances or financing to complete the EchoStar Merger, EchoStar will be required to purchase Hughes’ interest in PanAmSat Corporation (“PanAmSat”) for an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. In addition, in the event that the transactions do not occur because certain of the specified regulatory clearances or approvals relating to United States federal, state or local antitrust and/or Federal Communications Commission (“FCC”) matters have not been satisfied, EchoStar will be required to pay a $600 million termination fee to Hughes. GM, Hughes, and EchoStar have also agreed that, if the EchoStar Merger is not completed for certain limited reasons involving a competing transaction or a withdrawal by GM’s Board of Directors (“GM Board”) of their recommendation of the EchoStar transaction, then Hughes will pay a termination fee of $600 million to EchoStar.

On October 10, 2002, the FCC announced that it declined to approve the transfer of the licenses necessary to allow the Merger to close without a public hearing. Accordingly, the application has been

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

designated for hearing by an administrative law judge. The FCC, however, has given the parties until November 27, 2002 to file an amended application to address the FCC’s concerns and to file a petition to suspend the hearing. On October 31, 2002, the U.S. Department of Justice (“DOJ”), twenty-three states, the District of Columbia and Puerto Rico filed a complaint for permanent injunctive relief in the United States District Court for the District of Columbia against EchoStar, GM, Hughes and DIRECTV Enterprises LLC. The suit seeks to permanently enjoin the Merger and a declaration that the proposed Merger violates Section 7 of the Clayton Act. On November 5, 2002, the District Court denied the defendants’ petition for an expedited trial. GM and Hughes will continue to coordinate their efforts with EchoStar to proceed in accordance with the terms of the merger agreement. However, no assurances can be given that the required regulatory clearances and approvals will be obtained from the DOJ and the FCC within the timeframes required by the merger agreement, or if so obtained, that all other conditions to the transactions will be satisfied such that the Merger can be completed.

In connection with the pending EchoStar Merger, some customers and strategic partners of Hughes may delay or defer decisions, which could have a material adverse effect on Hughes’ businesses, regardless of whether the EchoStar Merger is ultimately completed. Similarly, current and prospective employees of Hughes may experience uncertainty about their future roles with the combined company, which may materially adversely affect Hughes’ ability to attract and retain key management, sales, marketing and technical personnel. In addition, certain of Hughes’ borrowings under its existing facilities mature on the earlier of December 5, 2002 or the completion of the EchoStar Merger. In the event that the EchoStar Merger is not completed by December 5, 2002, Hughes would be required to either extend the maturity date of the debt or refinance the debt to repay the borrowings. Hughes is in the process of amending the relevant credit agreements and extending the maturity date of the respective facilities to August 31, 2003. Although Hughes expects the amendments to be completed prior to December 5, 2002, there can be no assurance that Hughes will be able to refinance the debt. See further discussion in Note 8.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited financial statements are presented on a consolidated basis and include the accounts of Hughes and its domestic and foreign subsidiaries that are more than 50% owned or controlled by Hughes after elimination of intercompany accounts and transactions. Hughes allocates earnings and losses to minority interests only to the extent of a minority investor’s investment in a subsidiary.

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Reclassifications

In the third quarter of 2002, Hughes changed the classification of certain subscriber acquisition costs (“SAC”). As a result, the costs of free programming and the costs of installation and hardware subsidies for subscribers added through DIRECTV’s direct sales program are now included as part of “Broadcast programming and other costs” in the consolidated statements of operations and available separate consolidated net income (loss) rather than in “Selling, general and administrative expenses” where they had previously been reported. Prior period amounts have been reclassified to conform to the third quarter 2002 presentation.

Revenue Recognition

Revenues are generated from sales of direct-to-home broadcast subscriptions, the sale of digital subscriber line services (“DSL”), the sale of transponder capacity and related services through outright sales, sales-type leases and operating lease contracts, and sales of DIRECTV® receiving equipment, communications equipment and communications services.

Sales are generally recognized as products are shipped or services are rendered. Direct-To-Home subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers. Equipment rental revenue is recognized monthly as earned. Advertising revenue is recognized when the related services are performed. Programming payments received from subscribers in advance of the broadcast are recorded as deferred revenues until earned. Up-front fees charged to new direct-to-home customers as part of DIRECTV’s direct sales program are deferred and recognized into revenue over the expected customer’s life.

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

Transponder and other lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are recognized on a straight-line basis over the respective lease term. Differences between operating lease payments received and revenues recognized are deferred and included in “Accounts and notes receivable” and “Investments and Other Assets.”

A small percentage of revenues is derived from long-term contracts for the sale of large wireless communications systems. Sales under long-term contracts are recognized primarily using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Subscriber Acquisition Costs

SAC is incurred to acquire new DIRECTV subscribers and consist of print and television advertising, subsidies paid to manufacturers of DIRECTV receiving equipment and the cost of commissions paid to authorized retailers and dealers for subscribers added through their respective distribution channels, which are included in the consolidated statements of operations and available separate consolidated net income (loss) in “Selling, general and administrative expenses.” SAC also consists of the cost of free programming and the cost of installation and hardware subsidies for subscribers added through DIRECTV’s direct sales program, which are included in the consolidated statements of operations and available separate consolidated net income (loss) in “Broadcast programming and other costs.” The cost of print and television advertising, subsidies paid to manufacturers and free programming is expensed as incurred. Manufacturer subsidies earned prior to August 2000 are payable over five years, the present value of which was accrued in the period earned with interest expense recorded over the term of the obligation. The current portion of these manufacturer subsidies is recorded in the consolidated balance sheets in “Accrued liabilities and other,” with the long-term portion recorded in “Other Liabilities and Deferred Credits.”

Substantially all commissions paid to retailers and dealers, although paid in advance, are earned by the retailers and dealers over 12 months from the date of subscriber activation and are refundable to Hughes on a pro-rata basis should the subscriber cancel the DIRECTV® service during the 12-month service period. Accordingly, prepaid commissions are deferred and amortized to expense over the 12-month service period. The amount deferred is limited to the estimated average gross margin to be derived from the subscriber over the 12-month service period. The excess commission over the estimated margin and non-refundable commissions are expensed immediately.

The cost of installation and hardware subsidies under the direct sales program are deferred when a customer commits to 12 months of the DIRECTV service. The amount deferred is amortized to expense over the commitment period and limited to the margin expected to be earned over the contract term, less an allowance for estimated unrecoverable amounts. Where an up-front fee is charged to a new direct-to-home subscriber, the cost of installation and hardware equal to the amount of the up-front fee is deferred and amortized over the expected customer life. The cost of installation and hardware in excess of the estimated gross margin and up-front fee is expensed immediately. Also, the cost of installation and hardware in excess of the up-front fee is expensed immediately when no customer commitment is obtained.

The deferred portion of SAC is included in “Prepaid expenses and other” in the consolidated balance sheets.

Hughes actively monitors the recoverability of prepaid commissions and deferred installation and hardware costs. To the extent refunds are due for prepaid commissions, Hughes credits the amount due against amounts payable to the retailers/dealers, and therefore, recoverability is reasonably assured. Under the direct sales program, new subscribers are required to secure their accounts with a credit card and agree that a pro-rated early termination fee of $150 will be assessed if the subscriber cancels service prior to the end of the commitment period. As a result, with the subscriber credit card as security together with existing allowances, the recoverability of deferred installation and hardware costs is reasonably assured.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Cash Flows

Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

Net cash from operating activities includes cash payments made for interest of $331.5 million and $203.7 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.

Contracts in Process

Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Engineering, tooling, manufacturing and applicable overhead costs, including administrative, research and development and selling expenses, are charged to costs and expenses when incurred. Amounts billed under retainage provisions of contracts are not significant. Advances offset against contract related receivables amounted to $28.5 million and $37.6 million at September 30, 2002 and December 31, 2001, respectively.

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

Broadcast Programming Rights

The cost of television programming broadcast rights is recognized as programming is distributed. The cost of television programming rights to distribute live sporting events is charged to expense using the straight-line method as the events occur over the course of the season or tournament. These costs are included in “Broadcast programming and other costs” in the consolidated statements of operations and available separate consolidated net income (loss).

Advance payments in the form of cash and equity instruments received from programming content providers for carriage of their signal on DIRECTV are deferred and recognized as a reduction of programming costs on a straight-line basis over the related contract term. Equity instruments are recorded at fair value based on quoted market prices or appraised values, based on an independent third-party valuation. Also recorded as a reduction of programming costs is the amortization of a provision for above-market programming contracts that was recorded in connection with the United States Satellite Broadcasting Company, Inc. transaction in May 1999. The provision was based upon an independent third-party appraisal and recorded at its net present value, with interest expense

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

recognized over the remaining term of the contract. The current and long-term portions of these deferred credits are recorded in the consolidated balance sheets in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits.” Advance payments are amortized on a straight-line basis over the related contract terms ranging from 4 to 10 years. The provision for above-market programming contracts is being amortized using the interest method over the related contract terms ranging from 17 to 92 months.

Software Development Costs

Other assets include certain software development costs capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs at September 30, 2002 and December 31, 2001, net of accumulated amortization of $164.6 million and $147.8 million, respectively, totaled $87.2 million and $85.1 million, respectively. The software is amortized using the greater of the units of revenue method or the straight-line method over its estimated useful life, not in excess of five years. Software program reviews are conducted to ensure that capitalized software development costs are properly treated and costs associated with programs that are not generating revenues are expensed.

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

Foreign Currency

Some of Hughes’ foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of stockholder’s equity. Hughes also holds foreign currency denominated equity investments for which translation adjustments are also recorded as part of OCI.

Hughes also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets,

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

liabilities and transactions into the U.S. dollar are recognized currently, in the consolidated statements of operations and available separate consolidated net income (loss).

Financial Instruments and Investments

Hughes maintains investments in equity securities of unaffiliated companies. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of OCI. Hughes continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” Hughes considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and Hughes’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount is recognized in the consolidated statements of operations and available separate consolidated net income (loss) as part of “Other, net” and recorded as a reclassification adjustment from OCI.

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

The carrying value of cash and cash equivalents, accounts and notes receivable, investments and other assets, accounts payable, and amounts included in “Accrued liabilities and other” meeting the definition of a financial instrument and debt approximated fair value at September 30, 2002 and December 31, 2001.

Hughes carries all derivative financial instruments on the consolidated balance sheet at fair value based on quoted market prices. Hughes uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. The ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value are immediately recognized in the consolidated statements of operations and available separate consolidated net income (loss) in “Other, net.” Hughes assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective.

The net deferred loss from effective cash flow hedges net of taxes in OCI of $1.8 million at September 30, 2002 is expected to be recognized in earnings during the next twelve months.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock Compensation

Hughes issues GM Class H common stock options to employees with grant prices equal to the fair value of the underlying security at the date of grant. No compensation cost has been recognized for options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Compensation expense related to stock awards is recognized ratably over the vesting period and, where required, periodically adjusted to reflect changes in the stock price of the underlying security.

Product and Service Related Expenses

Advertising and research and development costs are expensed as incurred.

Market Concentrations and Credit Risk

Hughes provides services and extends credit to a number of wireless communications equipment customers and to a large number of consumers, both in the United States and Latin America. In addition, DIRECTV Latin America, LLC (“DLA”) provides services and extends credit to unconsolidated local operating companies providing the DIRECTV service, particularly in Venezuela and Puerto Rico. Management monitors its exposure to credit losses and maintains allowances for anticipated losses.

Accounting Changes

Hughes adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS No. 144 refined existing impairment accounting guidance and extended the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminated the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have any impact on Hughes’ consolidated results of operations or financial position.

Hughes also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 required that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written-down, as needed, based upon an impairment analysis that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives. SFAS No. 142 required that Hughes perform step one of a two-part transitional impairment test to compare the fair value of each reportable unit with its respective carrying amount, including goodwill. If the carrying value exceeds its fair value, step two of the transitional impairment test must be performed to measure the amount of the impairment loss, if any. SFAS No. 142 also required that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations,” and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

As part of Hughes’ acquisition of PRIMESTAR in 1999, Hughes identified and valued the dealer network and subscriber base intangible assets in accordance with APB Opinion No. 16, “Business

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Combinations.” The dealer network intangible asset originally valued as part of Hughes’ acquisition of PRIMESTAR was based on established distribution, customer service and marketing capability that had been put in place by PRIMESTAR. The subscriber base intangible asset originally valued as part of Hughes’ acquisition of PRIMESTAR was primarily based on the expected non-contractual future cash flows to be earned over the life of the PRIMESTAR subscribers converted to the DIRECTV service. In accordance with SFAS No. 142, Hughes completed a review of its intangible assets and determined that the previously recorded dealer network and subscriber base intangible assets established under APB Opinion No. 16, discussed above, did not meet the contractual or other legal rights and separability criteria as described in SFAS No. 141. The dealer network and subscriber base intangible assets were not contract-based and as a result did not meet the contractual or other legal rights criteria. The dealer network and subscriber base intangible assets also did not meet the separability criteria of SFAS No. 141 because the intangible assets could not be sold, transferred, licensed, rented or exchanged individually or in combination with other assets or liabilities, apart from selling the entire DIRECTV business. As a result, in the first quarter of 2002, Hughes reclassified $209.8 million, net of $146.0 million of accumulated amortization, of previously reported intangible assets to goodwill.

Hughes also completed in the first quarter of 2002 the required transitional impairment test for intangible assets with indefinite lives, which consist of FCC Licenses for direct-to-home broadcasting frequencies (“Orbital Slots”), and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002. In the second quarter of 2002, with the assistance of an independent valuation firm, Hughes completed step one of the transitional test to determine whether a potential impairment existed on goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the fair value of DIRECTV U.S. and the Satellite Services segment exceeded their carrying values, therefore no further impairment test was required. It was also determined that the carrying value of DLA and DIRECTV Broadband, Inc. (“DIRECTV Broadband”) exceeded their fair values, therefore requiring step two of the impairment test be performed. The amount of goodwill recorded at January 1, 2002 for DLA and DIRECTV Broadband was $622.4 million and $107.9 million, respectively. No goodwill or intangible assets existed at the Network Systems segment, other than for equity method investments, and therefore no impairment test was required.

Because the carrying value of DLA and DIRECTV Broadband exceeded their fair values, Hughes must complete step two of the impairment test by December 31, 2002. Step two requires the comparison of the implied value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. Although the amount of any impairment loss related to the goodwill recorded at DLA and DIRECTV Broadband has not yet been determined, the amount of any such loss could be material to Hughes’ consolidated results of operations. In the initial year of the adoption, the impairment loss, if any, is recorded as a cumulative effect of accounting change, net of taxes. In accordance with SFAS No. 142, Hughes will perform its annual impairment test for all reporting units during the fourth quarter of each year, commencing in the fourth quarter of 2002. If an impairment loss results from the annual impairment test, the loss will be recorded as a pre-tax charge to operating income.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following represents Hughes’ reported net loss on a comparable basis excluding the after-tax effect of amortization expense associated with goodwill and intangible assets with indefinite lives:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Dollars in Millions)
Reported net loss	$(13.6)	$(227.2)	$(325.1)	$(489.0)
Add:
Goodwill amortization	—	59.2	—	165.7
Intangible assets with indefinite lives amortization	—	1.8	—	5.4

Adjusted net loss	$(13.6)	$(166.2)	$(325.1)	$(317.9)

Hughes had $6,715.3 million and $6,496.6 million of goodwill at September 30, 2002 and December 31, 2001, respectively, net of accumulated amortization of $838.1 million and $700.0 million at September 30, 2002 and December 31, 2001, respectively. The changes in the carrying amounts of goodwill for the nine months ended September 30, 2002 were as follows:

	Direct-To- Home Broadcast	Satellite Services	Network Systems	Total
	(Dollars in Millions)
Balance as of December 31, 2001	$3,734.0	$2,743.7	$18.9	$6,496.6
Reclassification from intangible assets	209.8	—	—	209.8
Other	25.4	—	(16.5)	8.9

Balance as of September 30, 2002	$3,969.2	$2,743.7	$2.4	$6,715.3

Hughes had $445.9 million and $660.2 million of intangible assets, net at September 30, 2002 and December 31, 2001, respectively. Accumulated amortization for intangible assets was $40.7 million and $182.2 million at September 30, 2002 and December 31, 2001, respectively. The decrease in intangible assets was a result of the reclassification of $209.8 million, net of $146.0 million of accumulated amortization, of previously reported intangible assets to goodwill in the first quarter of 2002. Intangible assets at September 30, 2002 consist of $432.3 million, net of $30.6 million of accumulated amortization, of Orbital Slots which have indefinite useful lives and other intangible assets of $13.6 million, net of $10.1 million of accumulated amortization. Intangible assets, excluding intangible assets with indefinite useful lives, are amortized over 3 years. Amortization expense for intangible assets was $4.5 million and $70.8 million for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. Estimated amortization expense in each of the next five years is as follows: $2.5 million in the remainder of 2002; $6.1 million in 2003; $1.3 million in 2004; and none thereafter.

Hughes adopted SFAS No. 141 on July 1, 2001. SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibited the amortization of goodwill and intangible assets with indefinite lives acquired thereafter. The adoption of SFAS No. 141 did not have a significant impact on Hughes’ consolidated results of operations or financial position.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Hughes adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 required Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the consolidated statements of operations and available separate consolidated net income (loss) and an after-tax unrealized gain of $0.4 million in “Accumulated other comprehensive income (loss).”

New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 generally requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Hughes is required to implement SFAS No. 146 on January 1, 2003. SFAS No. 146 will be applied prospectively upon adoption and, as a result will not affect Hughes’ historical results.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the requirement to present gains and losses on the early extinguishment of debt as an extraordinary item, and resolves accounting inconsistencies for certain lease modifications. Hughes’ adoption of this standard on January 1, 2003 is not expected to have an impact on Hughes’ consolidated results of operations or financial position.

Note 3. Inventories

Major Classes of Inventories

	September 30, 2002	December 31, 2001
	(Dollars in Millions)
Productive material and supplies	$45.8	$58.3
Work in process	123.9	145.7
Finished goods	130.3	183.2
Provision for excess or obsolete inventory	(27.4)	(27.1)

Total	$272.6	$360.1

Note 4. Investments in Marketable Securities

Investments in marketable equity securities stated at current fair value and classified as available-for-sale totaled $212.4 million and $725.4 million at September 30, 2002 and December 31, 2001, respectively, and were recorded in the consolidated balance sheets in “Investments and Other Assets.” At September 30, 2002, $117.2 million in accumulated unrealized pre-tax losses were recorded as part

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of OCI. At December 31, 2001, $323.1 million of accumulated unrealized pre-tax gains were recorded as part of OCI. Through the nine month period ended September 30, 2002, Hughes recorded a write-down for other-than-temporary declines in certain marketable equity investments of $34.3 million.

In the third quarter of 2002, PanAmSat invested $95.7 million in short-term investments, which primarily consisted of commercial paper with original maturities of four to nine months. PanAmSat classified these short-term investments as available-for-sale. These securities are carried at estimated fair market value and were recorded in the consolidated balance sheets in “Prepaid expenses and other.”

In September of 2002, Hughes agreed to sell all of its interest in Japan Digital Broadcasting Services, Inc. (now named Sky Perfect Communications, Inc. or “Sky Perfect”) for approximately $105 million in cash, resulting in a pre-tax loss of about $24.5 million that was recorded in the third quarter of 2002. The transaction was completed and the cash proceeds were received in October 2002.

On August 21, 2002, Hughes sold about 8.8 million shares of Thomson Multimedia S.A. (“Thomson”) common stock for approximately $211 million in cash, resulting in a pre-tax gain of about $158.6 million.

On July 31, 2001, Hughes sold about 4.1 million shares of Thomson common stock for approximately $132 million in cash, resulting in a pre-tax gain of approximately $108.0 million.

Note 5. Comprehensive Income (Loss)

Hughes’ total comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in Millions)
Net loss	$(13.6)	$(227.2)	$(325.1)	$(489.0)
Other comprehensive loss:
Foreign currency translation adjustments	(1.7)	(19.3)	3.6	(22.1)
Less: reclassification adjustment for net losses recognized during the period	20.9	—	20.9	—
Cumulative effect of accounting change	—	—	—	0.4
Unrealized losses on securities and derivatives:
Unrealized holding losses	(47.3)	(123.5)	(170.3)	(263.2)
Less: reclassification adjustment for net (gains) losses recognized during the period	(93.9)	62.3	(93.9)	47.9

Other comprehensive loss	(122.0)	(80.5)	(239.7)	(237.0)

Total comprehensive loss	$(135.6)	$(307.7)	$(564.8)	$(726.0)

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Shares of GM Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes increases the numerator and denominator of the fraction referred to above. From time to time, in anticipation of exercises of stock options, Hughes may purchase GM Class H common stock on the open market. Upon purchase, these shares are retired and therefore decrease the numerator and denominator of the fraction referred to above.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth comparative information regarding GM Class H Common Stock and the GM Class H Dividend Base for the nine months ended September 30, 2002 and 2001:

	2002	2001
	(Shares in Millions)
GM Class H Common Stock Outstanding
Shares at January 1	877.5	875.3
Shares issued for mandatory redemption of GM Series H preference stock	80.1	—
Shares issued for stock options exercised	0.5	1.7

Shares at September 30	958.1	877.0

Weighted average number of shares of GM Class H common stock outstanding (Numerator)	906.6	876.0

GM Class H Dividend Base
GM Class H dividend base at January 1	1,301.1	1,298.8
Increase for mandatory redemption of GM Series H preference stock	80.1	—
Increase for stock options exercised	0.5	1.7

GM Class H dividend base at September 30	1,381.7	1,300.5

Weighted average GM Class H dividend base (Denominator)	1,330.2	1,299.7

Note 7. Hughes Series A Preferred Stock and Series B Convertible Preferred Stock

On June 24, 2002, the GM Series H preference stock, pursuant to its terms, was mandatorily converted to about 80.1 million shares of GM Class H common stock. As a result, the number of shares in the Class H dividend base and the number of shares of GM Class H common stock outstanding were each increased by the number of shares issued. Also on June 24, 2002, in connection with the automatic conversion of the GM Series H preference stock held by America Online, Inc. (“AOL”), GM contributed the $1.5 billion of Hughes Series A Preferred Stock back to Hughes, which Hughes cancelled and recorded as a contribution to "Capital stock and additional paid-in capital." In exchange for the Hughes Series A Preferred Stock, Hughes issued $914.1 million of Hughes Series B Convertible Preferred Stock to GM, which was recorded as a reduction to "Capital stock and additional paid-in capital." The Hughes Series B Convertible Preferred Stock, which does not accrue dividends, is expected to be contributed to Hughes just prior to the Merger, and, if the Merger does not occur, it may be converted to Hughes Class B common stock at the option of GM anytime after June 24, 2003 ("Optional Conversion").

As more fully described in the Amended and Restated Certificate of Incorporation of Hughes, the number of shares of Hughes Class B common stock that will be issued upon Optional Conversion will be equal to the number of shares of Hughes Series B Convertible Preferred Stock converted, multiplied by a fraction, the numerator of which is the stated value of the Hughes Series B Convertible Preferred Stock ($1,000.00 per share) and the denominator of which is the Fair Market Value of a share of Hughes Class B common stock (as determined in accordance with the Amended and Restated Certificate of Incorporation of Hughes).

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 8. Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at September 30, 2002	September 30, 2002	December 31, 2001
		(Dollars in Millions)
Credit facilities	5.38%	$764.8	$450.0
Other short-term borrowings	4.48%—14.50%	20.6	16.4
Current portion of long-term debt	6.00%	200.0	1,192.1

Total short-term borrowings and current portion of long-term debt		$985.4	$1,658.5

Long-Term Debt

	Interest Rates at September 30, 2002	September 30, 2002	December 31, 2001
		(Dollars in Millions)
Notes payable	6.00%—8.50%	$1,550.0	$796.5
Credit facilities	4.81%—5.31%	1,000.0	1,322.6
Other debt	4.31%—12.37%	40.6	61.8

Total debt		2,590.6	2,180.9
Less current portion		200.0	1,192.1

Total long-term debt		$2,390.6	$988.8

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

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for these notes as of September 30, 2002 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a new secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured by certain of the operating assets of PanAmSat that were pledged in connection with the secured bank facility.

Credit Facilities.    In February 2002, Hughes amended and increased its existing $750.0 million multi-year credit facility (the “Amended Credit Agreement”). The Amended Credit Agreement provides availability of $1,235.2 million in revolving borrowings, which bear interest at the London Interbank Offer Rate (“LIBOR”) plus 3.0%. The Amended Credit Agreement commitment matures on the earlier of December 5, 2002 or the completion of the EchoStar Merger. The facility is secured by substantially all of Hughes’ assets other than the assets of DLA and PanAmSat. In March 2002, Hughes borrowed an additional $764.8 million under a term loan tranche that was added to the Amended Credit

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Agreement. The term loan has the same terms as the revolving facility and increased the total funding available under the Amended Credit Agreement to $2,000 million. As of September 30, 2002, the revolving component of the Amended Credit Agreement was undrawn and $764.8 million was outstanding under the term loan.

Also, in February 2002, PanAmSat obtained a bank facility in the amount of $1,250 million. The bank facility is comprised of a $250 million revolving credit facility, which was undrawn as of September 30, 2002, a $300 million Tranche A Term Loan and a $700 million Tranche B Term Loan, both of which were fully drawn as of September 30, 2002. This bank facility replaced a previously existing $500 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus 3.0%. The Tranche B Term Loan bears interest at LIBOR plus 3.5%. The revolving credit facility and Tranche A Term Loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably by substantially all of PanAmSat’s operating assets, including its satellites. PanAmSat repaid a $1,725 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and notes payable described above, as well as existing cash balances.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with General Motors Acceptance Corporation (“GMAC”). The facility was subsequently amended in February 2002. The amended facility provides for a commitment through the earlier of December 5, 2002 or the completion of the EchoStar Merger. The facility is split into two loan tranches: a $1,500 million tranche secured by a February 2002 $1,500 million Hughes cash deposit and a $500 million tranche that shares security with the Amended Credit Agreement described above. Borrowings under the $1,500 million tranche bear interest at GMAC’s cost of funds (approximately 2.0% at September 30, 2002) plus 0.125%. Borrowings under the $500 million tranche bear interest at GMAC’s cost of funds plus 1.75%. The $1,500 million cash deposit earns interest at a rate equivalent to GMAC’s cost of funds. Hughes has the legal right of setoff with respect to the $1,500 million GMAC cash deposit, and accordingly offsets it against amounts borrowed from GMAC under the $1,500 million tranche for balance sheet purposes. The excess over Hughes’ $1,500 million cash deposit must be repaid upon the effective date of the EchoStar Merger. The cash collateralized tranche was fully drawn as of September 30, 2002. During the third quarter of 2002, Hughes repaid the $100 million balance outstanding under the $500 million tranche as of June 30, 2002. As a result, the $500 million tranche was undrawn as of September 30, 2002.

Hughes is in the process of amending and extending the maturity date of the Amended Credit Agreement and the GMAC credit facility to August 31, 2003. The proposed amendments would reduce the total size of the Amended Credit Agreement from $2.0 billion to $1.8 billion, $500 million of which would be committed by GMAC. The size of the facility may be expanded depending on market demand. In connection therewith, the GMAC credit facility would be reduced from $2.0 billion to $1.5 billion. Other terms of the Amended Credit Agreement and GMAC credit facility will remain substantially similar to the terms of the existing credit agreements. Although Hughes expects the amendments to be completed prior to December 5, 2002, there can be no assurance that Hughes will be able to refinance the debt.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On January 5, 2001, DLA entered into a $450.0 million revolving credit facility. The obligations under the DLA facility were assigned to Hughes in February 2002. In addition, the obligations under SurFin Ltd.’s unsecured revolving credit facilities of $400.0 million and $212.5 million were assigned to Hughes in February 2002.

Other.    $61.2 million in other short-term and long-term debt, related primarily to DLA and Hughes Network Systems’ (“HNS”) international subsidiaries, was outstanding at September 30, 2002, bearing fixed and floating rates of interest of 4.31% to 14.50%. Principal on these borrowings is due in varying amounts through 2007.

Note 9. Acquisitions and Divestitures

Acquisitions

On May 1, 2001, DLA, which operates the Latin America DIRECTV business, acquired from Grupo Clarín S.A. (“Clarin”) a 51% ownership interest in Galaxy Entertainment Argentina S.A. (“GEA”), a local operating company in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that under certain circumstances will allow Clarin to sell its 3.98% interest back to DLA in November 2003 for $195 million. As a result of the transaction, Hughes’ interest in DLA decreased from 77.8% to 74.7% and Hughes’ ownership in GEA increased from 20% to 58.1%. Hughes’ portion of the purchase price, which amounted to about $130 million, was recorded as an increase to “Capital stock and additional paid-in capital.”

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

Nine Months Ended September 30, 2001
(Dollars in Millions)
Total revenues	$5,989.5
Loss before cumulative effect of accounting change	(529.3)
Net loss	(536.7)
Pro forma loss used for computation of available separate consolidated net income (loss)	(606.5)

The financial information included herein reflect the acquisitions discussed above from their respective dates of acquisition. The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Divestitures

On June 27, 2002, HNS reached an agreement to exchange its approximate 29% equity interest in, and $75 million of long-term receivables from, Hughes Tele.com (India) Limited (“HTIL”) for an equity interest in, and long-term receivables from, Tata Teleservices Limited (“TTSL”). HNS expects to carry the investment in TTSL under the cost method since HNS’ interest in TTSL will represent less than 20% of TTSL equity. The transaction is anticipated to close in the fourth quarter of 2002. The consummation of this transaction may result in a loss, which is currently not determinable since the transaction will be recorded based on the fair value of the assets surrendered on the date of close, and will therefore be dependent on the market price of the HTIL shares and the exchange rate on the date of close, and the carrying value of the HTIL investment, which will be reduced by the amount of additional equity method losses recognized through the date of close. In addition, the transaction will result in the recognition of a cumulative translation adjustment loss and a previously unrecognized income tax benefit. On September 30, 2002, Hughes’ carrying value of its investment in HTIL was $58.3 million and the market value of the HTIL shares was about $55.0 million.

On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued. As a result, Hughes accrued exit costs and involuntary termination benefits related to claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. In the third quarter of 2001, $32.0 million of accrued exit costs were reversed as a credit adjustment to “Other, net” primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and favorable settlements of various contracts and claims. In the second quarter of 2002, $36.7 million of accrued liabilities related to the exit costs were reversed upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net.”

Note 10. Segment Reporting

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Selected information for Hughes’ operating segments are reported as follows:

	Direct-To-Home Broadcast	Satellite Services	Network Systems	Other	Eliminations	Total
	(Dollars in Millions)
For the Three Months Ended:
September 30, 2002
External Revenues	$1,774.4	$157.5	$271.0	$11.9	—	$2,214.8
Intersegment Revenues	7.2	41.6	29.2	—	$(78.0)	—

Total Revenues	$1,781.6	$199.1	$300.2	$11.9	$(78.0)	$2,214.8

Operating Profit (Loss)	$(29.6)	$66.4	$(45.5)	$(12.0)	$(2.3)	$(23.0)
EBITDA(1)	139.4	145.4	(25.5)	(11.2)	(4.6)	243.5

September 30, 2001
External Revenues	$1,566.5	$212.4	$315.6	$9.3	—	$2,103.8
Intersegment Revenues	6.6	40.5	24.1	—	$(71.2)	—

Total Revenues	$1,573.1	$252.9	$339.7	$9.3	$(71.2)	$2,103.8

Operating Profit (Loss)	$(245.4)	$62.1	$(35.1)	$(5.8)	$20.5	$(203.7)
EBITDA(1)	(74.2)	166.2	(22.6)	—	7.1	76.5

For the Nine Months Ended:
September 30, 2002
External Revenues	$5,204.6	$487.8	$738.5	$32.3	—	$6,463.2
Intersegment Revenues	15.0	127.7	58.9	—	$(201.6)	—

Total Revenues	$5,219.6	$615.5	$797.4	$32.3	$(201.6)	$6,463.2

Operating Profit (Loss)	$(381.5)	$184.5	$(142.7)	$50.5	$(0.1)	$(289.3)
EBITDA(1)	97.4	447.2	(88.1)	53.2	(8.9)	500.8

September 30, 2001
External Revenues	$4,577.1	$547.3	$833.2	$24.8	—	$5,982.4
Intersegment Revenues	14.1	119.1	56.9	0.1	$(190.2)	—

Total Revenues	$4,591.2	$666.4	$890.1	$24.9	$(190.2)	$5,982.4

Operating Profit (Loss)	$(573.8)	$136.0	$(144.2)	$(27.2)	$30.0	$(579.2)
EBITDA(1)	(69.5)	440.7	(97.7)	(10.7)	8.9	271.7

(1)
EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management uses EBITDA to evaluate the operating performance of Hughes and its business segments, to allocate resources and capital to its business segments and as a measure of performance for incentive compensation purposes. Hughes believes EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. EBITDA is used as an analytical indicator of income generated to service debt and fund capital expenditures. In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. Hughes management believes that EBITDA is a common measure used to compare Hughes’ operating performance and enterprise value to other communications, entertainment and media service providers. EBITDA does not give effect to

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

cash used for debt service requirements consisting of interest payments of $113.4 million and $70.5 million for the three months ended September 30, 2002 and 2001, respectively, and $331.5 million and $203.7 million for the nine months ended September 30, 2002 and 2001, respectively. As a result, EBITDA does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The following represents a reconciliation of EBITDA to reported net loss on the consolidated statements of operations and available separate consolidated net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in Millions)
	(Unaudited)
EBITDA	$243.5	$76.5	$500.8	$271.7
Depreciation and amortization	(266.5)	(280.2)	(790.1)	(850.9)

Operating loss	(23.0)	(203.7)	(289.3)	(579.2)
Interest income	5.4	9.4	17.1	52.2
Interest expense	(76.4)	(40.6)	(275.1)	(134.0)
Other, net	78.7	(86.3)	46.0	(90.0)

Loss before income taxes, minority interest and cumulative effect of accounting change	(15.3)	(321.2)	(501.3)	(751.0)
Income tax benefit	5.8	93.1	190.5	217.8
Minority interest in net (earnings) losses of subsidiaries	(4.1)	0.9	(14.3)	51.6
Cumulative effect of accounting change, net of taxes	—	—	—	(7.4)

Net Loss	$(13.6)	$(227.2)	$(325.1)	$(489.0)

Note 11. Commitments and Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for an arbitration process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest at a rate of 9.5% from the date of sale, the total amount of which has been provided for in Hughes’ consolidated financial statements. However, Boeing has submitted additional proposed adjustments, of which about $750 million remain unresolved. Hughes believes that these additional proposed adjustments are without merit and intends to vigorously contest the matter in the arbitration process, which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated financial statements.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television Inc. and Golden Sky Systems, Inc. (referred to together as “Defendants”) to recover monies (about $63 million recorded) that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain subscriber acquisition costs incurred by DIRECTV on account of new subscriber activations in Defendants’ territory. Defendants had ceased making payments altogether, and indicated that they did not intend to make any further payments due under the Agreement. On July 13, 2001, Defendants sent notice of termination of the Agreement and on July 16, 2001, Defendants answered DIRECTV’s complaint and filed a cross complaint alleging counts of fraud in the inducement, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with prospective economic advantage and violation of California Bus. and Prof. Code 17200. Defendants also thereafter removed the action to federal district court, Central District of Los Angeles, where it has been consolidated for purposes of discovery and other pre-trial proceedings with other litigation pending between Pegasus and DIRECTV, and the National Rural Telecommunications Cooperative and DIRECTV. On September 16, 2002, the Court allowed Pegasus to file a first amended counterclaim, which eliminates Pegasus’ intentional interference and Section 17200 claims, and adds claims for rescission and specific performance of an audit right provided in the

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Agreement, in the event it is determined that Pegasus breached the Agreement and owes money thereunder to DIRECTV. On September 30, 2002, DIRECTV moved to dismiss Pegasus’ claims for breach of the covenant of good faith and fair dealing and specific performance. Defendants seek an unstated amount of damages and punitive damages. DIRECTV denies any liability to Defendants, and intends to vigorously pursue its damages claim against Defendants and defend against Defendants’ cross claims. Based on Hughes’ assessment of the merits of the case, Hughes does not believe that the litigation will have a material adverse impact on its consolidated results of operations or financial position.

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

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2002. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated financial statements.

Other

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its ability to provide service. Where insurance costs related to known satellite anomalies are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

coverage exclusions amounted to $585.4 million and the book value of the satellites that were not insured was $803.5 million at September 30, 2002.

Two satellites owned and operated by PanAmSat, and other satellites of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. PanAmSat and the manufacturer are monitoring the problem to determine its cause and its expected effect. The power reduction may require PanAmSat to permanently turn off certain transponders on the affected satellites to allow for the continued operation of other transponders, which could result in a loss of future revenue. At this time, the power degradation has not required PanAmSat to reduce the number of operating transponders on either affected satellite. Hughes has partially insured the affected satellites with policies that cover these problems. However, should it be necessary to turn off a significant number of transponders, there can be no assurance that Hughes will be reimbursed by the insurers, as they may dispute a payment obligation or the applicable policy may not cover such a loss. In addition, there can be no assurance that following the expiration of current policies, Hughes will be able to procure new insurance that covers losses of this type. The portion of the satellites’ book value not insured is approximately $131 million.

In November 2002, PanAmSat exercised its right to terminate the construction agreement for the Galaxy VIII-iR satellite because of the manufacturer’s default. As a result of the termination of the construction agreement, PanAmSat will be entitled to receive approximately $72.0 million from the manufacturer, which represents amounts previously paid to the manufacturer and certain additional amounts owed to PanAmSat under the construction agreement. PanAmSat believes that the manufacturer will be required to satisfy its termination obligations under the construction agreement. In addition, PanAmSat has agreed with the Galaxy VIII-iR launch vehicle provider to defer its use of the launch vehicle for a future satellite. PanAmSat had intended to locate the Galaxy VIII-iR satellite at 95 degrees west longitude. With the successful launch and commencement of service on the Galaxy IIIC satellite at this same orbital location in September 2002, PanAmSat believes it has sufficient capacity to meet customer demand for services at this location.

Hughes is contingently liable under standby letters of credit and bonds in the aggregate amount of $89.3 million which were undrawn at September 30, 2002 and DLA has guaranteed $3.0 million of bank debt related to non-consolidated DLA local operating companies, which is due in variable amounts over the next five years. Additionally, as described in Note 9, DLA may be required to repurchase Clarin’s 3.98% interest in DLA for $195 million in November 2003.

In the first quarter of 2002, Hughes recorded a $29.0 million charge to “Other, net” related to an expected requirement to perform on a guarantee obligation of up to $55.4 million for bank debt owed by an investor in HTIL. In the third quarter of 2002, Hughes made a payment of $54.4 million to the lender pursuant to the guarantee and recorded an account receivable from the investor for the $54.4 million guarantee amount. The $29.0 million charge represents a provision for the portion of the receivable from the investor estimated to be uncollectible. The HTIL investor has agreed to transfer an equity interest to be received in the TTSL transaction to Hughes in satisfaction of this receivable. The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2002. See Note 9 for additional information regarding the TTSL transaction.

The Hughes Board of Directors has approved several benefit plans designed to provide benefits for the retention of about 240 key employees and also provide benefits in the event of employee lay- offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (concluded)

Upon a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed if an employee is identified for termination. A total of up to about $110 million for retention benefits will be paid, with approximately 50% paid at the time of a change-in-control and 50% paid up to 12 months following the date of a change-in-control. The amount of severance benefits to be paid will be based upon decisions that will be made relating to employee layoffs, if any, following the date of a change-in-control. In addition, approximately 31.9 million employee stock options will vest upon a qualifying change-in-control and up to an additional 8.8 million employee stock options could vest if employees are laid off within one year of a change-in-control. For purposes of the above benefits and stock options, a successful completion of the EchoStar Merger would qualify as a change-in-control.

At September 30, 2002, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $377.4 million, payable as follows: $39.5 million in the remainder of 2002, $95.0 million in 2003, $65.4 million in 2004, $46.9 million in 2005, $36.1 million in 2006 and $94.5 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options.

At September 30, 2002, the minimum commitments under noncancelable satellite construction and launch contracts totaled $559.5 million, of which $217.0 million relates to Spaceway satellites.

In connection with the direct-to-home broadcast businesses, Hughes has commitments related to certain programming agreements which are variable based upon the number of underlying subscribers and market penetration rates. Minimum payments over the terms of applicable contracts are anticipated to be approximately $1.5 billion, payable as follows: $239.7 million in the remainder of 2002, $323.9 million in 2003, $251.2 million in 2004, $167.5 million in 2005, $175.6 million in 2006 and $370.6 million thereafter.

As part of a series of agreements entered into with AOL on June 21, 1999, Hughes committed to spend up to approximately $1.5 billion in sales, marketing, development and promotion efforts in support of DirecPC®/AOL-Plus, DIRECTV®, DIRECTV™/AOL TV and DirecDuo™ products and services. At September 30, 2002, Hughes had spent approximately $500 million in support of these efforts. Consistent with the requirements of the agreements with AOL, additional funds will continue to be spent until the contractual spending limits have been satisfied or until applicable timeframes expire, which in some cases can be for periods of ten years or more.

* * *

HUGHES ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SUMMARY DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in Millions)
	(Unaudited)
Consolidated Statements of Operations Data:
Total revenues	$2,214.8	$2,103.8	$6,463.2	$5,982.4
Total operating costs and expenses	2,237.8	2,307.5	6,752.5	6,561.6

Operating loss	(23.0)	(203.7)	(289.3)	(579.2)
Other income (expenses), net	7.7	(117.5)	(212.0)	(171.8)
Income tax benefit	5.8	93.1	190.5	217.8
Minority interests in net (earnings) losses of subsidiaries	(4.1)	0.9	(14.3)	51.6

Loss before cumulative effect of accounting change	(13.6)	(227.2)	(325.1)	(481.6)
Cumulative effect of accounting change, net of taxes	—	—	—	(7.4)

Net loss	(13.6)	(227.2)	(325.1)	(489.0)
Adjustment to exclude the effect of GM purchase accounting	—	0.9	—	2.5
Preferred stock dividends	—	(24.1)	(46.9)	(72.3)

Loss Used for Computation of Available Separate Consolidated Net Income (Loss)	$(13.6)	$(250.4)	$(372.0)	$(558.8)

	September 30, 2002 (Unaudited)	December 31, 2001
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$863.2	$700.1
Total current assets	3,446.7	3,341.1
Total assets	18,764.7	19,210.1
Total current liabilities	3,550.6	4,406.5
Long-term debt	2,390.6	988.8
Minority interests	547.6	531.3
Preferred stock	914.1	1,498.4
Total stockholder’s equity	10,465.2	11,071.9

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA — (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in Millions)
	(Unaudited)
Other Data:
EBITDA(1)	$243.5	$76.5	$500.8	$271.7
EBITDA Margin(1)	11.0%	3.6%	7.7%	4.5%
Depreciation and amortization	$266.5	$280.2	$790.1	$850.9
Capital expenditures	302.3	366.0	1,030.7	1,227.4
Cash flows from operating activities	310.7	(48.4)	383.4	(145.9)
Cash flows from investing activities	(180.1)	(237.6)	(694.8)	(1,108.0)
Cash flows from financing activities	(103.5)	(67.8)	474.5	444.3

(1)
EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management uses EBITDA to evaluate the operating performance of Hughes and its business segments, to allocate resources and capital to its business segments and as a measure of performance for incentive compensation purposes. Hughes believes EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. EBITDA is used as an analytical indicator of income generated to service debt and fund capital expenditures. In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. Hughes management believes that EBITDA is a common measure used to compare Hughes’ operating performance and enterprise value to other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements consisting of interest payments of $113.4 million and $70.5 million for the three months ended September 30, 2002 and 2001, respectively, and $331.5 million and $203.7 million for the nine months ended September 30, 2002 and 2001, respectively. As a result, EBITDA does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA — (concluded)

Selected Segment Data

	Direct-To-Home Broadcast	Satellite Services	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
	(Unaudited)
For the Three Months Ended:
September 30, 2002
Total Revenues	$1,781.6	$199.1	$300.2	$(66.1)	$2,214.8

% of Total Revenues	80.4%	9.0%	13.6%	(3.0%)	100.0%
Operating Profit (Loss)	$(29.6)	$66.4	$(45.5)	$(14.3)	$(23.0)
Operating Profit Margin	N/A	33.4%	N/A	N/A	N/A
EBITDA	$139.4	$145.4	$(25.5)	$(15.8)	$243.5
EBITDA Margin	7.8%	73.0%	N/A	N/A	11.0%
Depreciation and Amortization	$169.0	$79.0	$20.0	$(1.5)	$266.5
Capital Expenditures	103.9	76.5	99.3	22.6	302.3

September 30, 2001
Total Revenues	$1,573.1	$252.9	$339.7	$(61.9)	$2,103.8

% of Total Revenues	74.8%	12.0%	16.1%	(2.9%)	100.0%
Operating Profit (Loss)	$(245.4)	$62.1	$(35.1)	$14.7	$(203.7)
Operating Profit Margin	N/A	24.6%	N/A	N/A	N/A
EBITDA	$(74.2)	$166.2	$(22.6)	$7.1	$76.5
EBITDA Margin	N/A	65.7%	N/A	N/A	3.6%
Depreciation and Amortization	$171.2	$104.1	$12.5	$(7.6)	$280.2
Capital Expenditures	168.6	80.3	121.9	(4.8)	366.0

For the Nine Months Ended:
September 30, 2002
Total Revenues	$5,219.6	$615.5	$797.4	$(169.3)	$6,463.2

% of Total Revenues	80.8%	9.5%	12.3%	(2.6%)	100.0%
Operating Profit (Loss)	$(381.5)	$184.5	$(142.7)	$50.4	$(289.3)
Operating Profit Margin	N/A	30.0%	N/A	N/A	N/A
EBITDA	$97.4	$447.2	$(88.1)	$44.3	$500.8
EBITDA Margin	1.9%	72.7%	N/A	N/A	7.7%
Depreciation and Amortization	$478.9	$262.7	$54.6	$(6.1)	$790.1
Capital Expenditures	400.6	260.0	315.4	54.7	1,030.7

September 30, 2001
Total Revenues	$4,591.2	$666.4	$890.1	$(165.3)	$5,982.4

% of Total Revenues	76.7%	11.1%	14.9%	(2.7%)	100.0%
Operating Profit (Loss)	$(573.8)	$136.0	$(144.2)	$2.8	$(579.2)
Operating Profit Margin	N/A	20.4%	N/A	N/A	N/A
EBITDA	$(69.5)	$440.7	$(97.7)	$(1.8)	$271.7
EBITDA Margin	N/A	66.1%	N/A	N/A	4.5%
Depreciation and Amortization	$504.3	$304.7	$46.5	$(4.6)	$850.9
Capital Expenditures	522.5	241.7	467.2	(4.0)	1,227.4

HUGHES ELECTRONICS CORPORATION

The following management’s discussion and analysis should be read in conjunction with the Hughes Electronics Corporation (“Hughes”) management’s discussion and analysis included in the Hughes Annual Report on Form 10-K for the year ended December 31, 2001 and the Hughes Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2002, May 6, 2002 and August 14, 2002, respectively, and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

This Quarterly Report may contain certain statements that Hughes believes are, or may be considered to be, “forward-looking statements,” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause Hughes’ actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, but are not limited to, economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, including political, economic and social uncertainties in many Latin American countries in which DIRECTV Latin America, LLC (“DLA”) operates, foreign currency exchange rates, ability to obtain export licenses, competition, the outcome of legal proceedings, ability to achieve cost reductions, ability to timely perform material contracts, ability to renew programming contracts under favorable terms, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, loss of uninsured satellites, ability of customers to obtain financing, Hughes’ ability to access capital to maintain its financial flexibility, the effects of the strategic transactions that General Motors Corporation (“GM”) and Hughes have entered into as noted below and the failure to timely receive the termination fee and the proceeds from the PanAmSat Corporation (“PanAmSat”) stock sale in the event the merger agreement with EchoStar Communications Corporation (“EchoStar”) is terminated and EchoStar is required to pay the termination fee and complete the PanAmSat stock sale.

Additionally, the in-orbit satellites of Hughes and its approximately 81% owned subsidiary, PanAmSat, are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operations of Hughes’ businesses. With respect to both in-orbit and launch problems, insurance carried by Hughes and PanAmSat, if any, generally does not compensate for business interruption or loss of future revenues or customers. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by these anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers. For further information regarding PanAmSat’s satellites, refer to PanAmSat’s Annual Report on Form 10-K for the year ended December 31, 2001 and PanAmSat’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, filed with the SEC on March 11, 2002, May 6, 2002, August 13, 2002 and November 13, 2002, respectively.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this

HUGHES ELECTRONICS CORPORATION

Quarterly Report and Hughes undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Proposed Merger Transaction

On October 28, 2001, Hughes and GM, together with EchoStar, announced the signing of definitive agreements that provide for the split-off of Hughes from GM and the subsequent merger of the Hughes business with EchoStar (the “Merger” or “EchoStar Merger”). The Merger is subject to a number of conditions and no assurances can be given that the transactions will be completed. Recently the Federal Communications Commission (“FCC”) and the U.S. Department of Justice (“DOJ”) announced their opposition to the transactions. See further discussion of the Merger below in “Acquisitions, Divestitures and Investments in Marketable Securities—Merger Transaction.” The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the completion of the Merger.

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

Valuation of Goodwill and Intangible Assets with Indefinite Lives.    Hughes evaluates the carrying value of goodwill and intangible assets with indefinite lives on an annual basis, and when events and circumstances warrant such a review in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which is described in Note 2 to the consolidated financial statements. SFAS No. 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cash flows used in such analyses are typically derived from the expected cash flows associated with the asset under review, which is determined from management estimates and

HUGHES ELECTRONICS CORPORATION

judgments of expected future results. Should the actual cash flows vary from the estimated amount, a write-down of the asset may be warranted in a future period.

Financial Instruments and Investments.    Hughes maintains investments in equity securities of unaffiliated companies. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of stockholder’s equity. Hughes continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” Hughes considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and Hughes’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount is recognized in the consolidated statements of operations and available separate consolidated net income (loss) as part of “Other, net.” Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover an investment’s carrying value, thereby possibly requiring a charge in a future period.

Reserves for Doubtful Accounts.    A significant amount of management estimate and judgment is required in determining the amount of reserves required for the potential non-collectibility of accounts receivable. Management estimates the amount of required reserves based upon past experience of collection and consideration of other relevant factors; however, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

Contingent Matters.    A significant amount of management estimate and judgement is required in determining when, or if, an accrual should be recorded for a contingent matter, particularly for those contingent matters described in “Commitments and Contingencies” below and in Note 11 to the consolidated financial statements, and the amount of such accrual, if any. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to Hughes’ consolidated results of operations and financial position.

General

Business Overview

The operations of Hughes are comprised of the following segments: Direct-To-Home Broadcast, Satellite Services and Network Systems.

Direct-To-Home Broadcast Segment

The Direct-To-Home Broadcast segment consists primarily of the DIRECTV digital multi-channel entertainment businesses located in the United States and Latin America and DIRECTV Broadband, Inc. (“DIRECTV Broadband”), formerly known as Telocity Delaware, Inc. (“Telocity”), which was acquired in April 2001.

HUGHES ELECTRONICS CORPORATION

On June 4, 2002, Hughes and General Electric Capital Corporation (“GECC”) executed an agreement to settle, for $180 million, a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV® programming and related hardware. As a result, in 2002 DIRECTV increased its provision for loss related to this matter by $130 million, of which $56 million was recorded as a charge to “Selling, general and administrative expenses” and $74 million ($27 million in the first quarter of 2002 and $47 million in the second quarter of 2002) was recorded as a charge to “Interest expense.” See Note 11 to the consolidated financial statements and “Commitments and Contingencies—Litigation” for additional information.

During the fourth quarter of 2001, DIRECTV successfully launched and commenced service of the DIRECTV 4S spot beam satellite at 101 degrees west longitude. DIRECTV 4S enabled DIRECTV to increase its capacity to about 750 channels. In the second quarter of 2002, DIRECTV 5 was successfully launched and is currently providing services from the 119 degrees west longitude orbital location previously provided by DIRECTV 6, which is serving as a back-up at 119 degrees west longitude. With the addition of these satellites, DIRECTV has the capacity to transmit more than 300 local channels and comply with the federal “must carry” provisions of the Satellite Home Viewer Improvement Act of 1999 in the 51 U.S. markets where DIRECTV currently offers local programming. The “must carry” provisions obligate DIRECTV and other direct-to-home operators to carry all local channels in any market where the direct-to-home operator broadcasts any local channels. Upon the successful launch of DIRECTV 7S in the second half of 2003, DIRECTV expects to expand its local channel offerings by an additional 19 markets by as early as the first quarter of 2004, increasing the total number of markets capable of receiving local channels to 70, reaching approximately 75% of all television households in the United States.

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

The Direct-To-Home Broadcast segment also includes the operating results of the Latin America DIRECTV businesses, which include DLA, Hughes’ 74.7% owned subsidiary that provides DIRECTV programming to local operating companies located in Latin America and the Caribbean Basin; the exclusive distributors of DIRECTV located in Mexico, Brazil, Argentina, Colombia, Trinidad and Tobago and Uruguay; and SurFin Ltd. (“SurFin”), a company that provides financing of subscriber receiver equipment to certain DLA local operating companies. The non-operating results of the Latin America DIRECTV businesses include Hughes’ share of the results of unconsolidated local operating companies that are the exclusive distributors of DIRECTV in Venezuela and Puerto Rico and are included in “Other, net.” During 2001, Hughes began recording 100% of the losses incurred by DLA and certain other affiliated local operating companies due to the accumulation of operating losses in excess of the minority investor’s investment and Hughes’ continued funding of those businesses.

In May 2001, due to the acquisition of a majority interest of Galaxy Entertainment Argentina S.A. (“GEA”), DLA began to consolidate the results of GEA. Previously, DLA’s interest in GEA was accounted for under the equity method. See Note 9 to the consolidated financial statements and

HUGHES ELECTRONICS CORPORATION

“Liquidity and Capital Resources—Acquisitions, Divestitures and Investments in Marketable Securities” below, for further discussion of this transaction.

Also in 2001, DLA secured a contract for the exclusive rights to broadcast and re-sell the FIFA World Cup soccer tournaments, occurring in 2002 and 2006, in Argentina, Chile, Colombia, Mexico, Uruguay and Venezuela. The costs of the live sporting events are recorded in the period the events are broadcast. As a result, the cost of the June 2002 competitions of $130 million was charged to operations in the second quarter of 2002. Because of weak economic conditions in several of its largest markets, DLA was unable to recover the entire cost of the programming, resulting in a $75 million loss on the contract in the second quarter of 2002.

In September 2002, PanAmSat commenced service on its Galaxy IIIC satellite. Galaxy IIIC provides direct-to-home services for DLA as well as video and broadcast services for other customers. Operating at 95 degrees west longitude, Galaxy IIIC replaces Galaxy IIIR. Galaxy IIIR will serve as a fleet backup.

DLA’s 2002 operating results have been adversely affected by the economic and political deterioration throughout Latin America, as well as the ongoing devaluation of several local currencies. The unfavorable and volatile conditions in certain Latin American countries has made it difficult for DLA to continue to develop its business, generate additional revenues, add new subscribers or achieve profitability. Although DLA has (i) renegotiated major supplier contracts, including programming contracts, (ii) reduced general and administrative expenses, (iii) attempted to eliminate all non-critical business activities, (iv) reduced investment in subscriber acquisition costs (“SAC”), as appropriate, in each market, (v) slowed subscriber growth, (vi) implemented local currency price adjustments to increase ARPU to offset devaluation and (vii) minimized capital expenditures, DLA’s business could deteriorate if conditions worsen, continue for a sustained period or spread to other Latin American countries. Further, changes in the leadership or in the ruling party in the countries in which DLA operates may affect the economic programs developed under the prior administration, which in turn may adversely affect DLA’s business, operations and prospects in these countries. Hughes is closely monitoring the DLA business and is exploring alternatives, including restructuring the business, with a goal of reducing future funding requirements of DLA, while still preserving strategic opportunities.

DIRECTV Broadband is a provider of digital subscriber line (“DSL”) services purchased from wholesale providers. The results of operations for DIRECTV Broadband have been included in Hughes’ financial information since the date of its acquisition. See Note 9 to the consolidated financial statements and “Liquidity and Capital Resources—Acquisitions, Divestitures and Investments in Marketable Securities” below, for further discussion of this transaction.

In addition, in the event the merger with EchoStar is not consummated, Hughes expects to reevaluate whether it will continue to invest in its DIRECTV Broadband business.

Satellite Services Segment

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

HUGHES ELECTRONICS CORPORATION

and in response to customer demand, PanAmSat sells transponders to customers through sales-type lease transactions.

In October 2001, PanAmSat filed a proof of loss under an insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite’s total power available for communications. During the first quarter of 2002, PanAmSat’s insurers confirmed their agreement to settle the claim by payment to PanAmSat of $215 million in relation to the PAS-7 insurance claim. PanAmSat recorded a net gain of approximately $40 million related to this insurance claim for the first quarter of 2002. PanAmSat received $174 million of these insurance proceeds during the first quarter of 2002, with the remaining $41 million received during the second quarter of 2002.

Network Systems Segment

The Network Systems segment represents the results of Hughes Network Systems, Inc. (“HNS”), which is a leading supplier of broadband satellite services and products to both enterprises and consumers through its DIRECWAY services. HNS designs, manufactures and installs advanced networking solutions for businesses and governments worldwide using very small aperture terminals. HNS is a premier broadband products and services company with particular emphasis on providing broadband access. HNS is also a leading supplier of DIRECTV® receiving equipment (set-top boxes and antennas).

Other

In September of 2002, Hughes agreed to sell all of its interest in Japan Digital Broadcasting Services, Inc. (now named Sky Perfect Communications, Inc. or “Sky Perfect”) for approximately $105 million in cash, resulting in a pre-tax loss of about $24.5 million that was recorded in the third quarter of 2002. The transaction was completed and the cash proceeds were received in October 2002.

On August 21, 2002, Hughes sold about 8.8 million shares of Thomson Multimedia S.A (“Thomson”) common stock for approximately $211 million in cash, resulting in a pre-tax gain of about $158.6 million.

On July 31, 2001, Hughes sold about 4.1 million shares of Thomson common stock for approximately $132 million in cash, resulting in a pre-tax gain of approximately $108.0 million.

During the first quarter of 2002, Hughes recorded a $95 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” as a result of the favorable resolution of a lawsuit filed against the U.S. Government on March 22, 1991. The lawsuit was based upon the National Aeronautics and Space Administration’s (“NASA”) breach of contract to launch ten satellites on the Space Shuttle. See Note 11 to the consolidated financial statements and “Commitments and Contingencies—Litigation,” below, for further discussion.

During the first quarter of 2002, HNS recorded a $29.0 million charge to “Other, net” for a loan guarantee obligation related to a Hughes affiliate in India. On June 27, 2002, HNS reached an agreement to exchange its approximate 29% equity interest in, and $75 million of long term receivables from, Hughes Tele.com (India) Limited (“HTIL”) for an equity interest in, and long term receivables from, Tata Teleservices Limited (“TTSL”). HNS expects to carry the investment in TTSL under the cost

HUGHES ELECTRONICS CORPORATION

method since HNS’ interest in TTSL will represent less than 20% of TTSL equity. The transaction is anticipated to close in the fourth quarter of 2002. The consummation of this transaction may result in a loss, which is currently not determinable and is dependent on the fair value of the securities exchanged on the date of close. See Note 11 to the consolidated financial statements and “Liquidity and Capital Resources—Acquisitions, Divestitures and Investments in Marketable Securities,” below, for additional information.

Hughes adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. The adoption of this standard resulted in the discontinuation of amortization on goodwill and intangible assets with indefinite lives. Hughes recognized amortization expense of $70 million and $204 million for goodwill and intangible assets with indefinite lives for the three and nine month periods ended September 30, 2001, respectively, for which there is no comparable amount in 2002. See Note 2 to the consolidated financial statements and “Accounting Changes,” below, for additional information.

During the second and third quarters of 2001, Hughes announced a nearly 10% reduction of its approximately 7,900 employees, excluding DIRECTV customer service representatives, located in the United States. As a result, 750 employees across all business disciplines were given notification of termination that resulted in an expense of $22.2 million in the second quarter of 2001 and $65.3 million in the third quarter of 2001 for a total charge to operations of $87.5 million. Of that charge, $80.0 million was related to employee severance benefits and $7.5 million was for other costs primarily related to a remaining lease obligation associated with excess office space and employee equipment. The remaining accrual for long-term employee severance benefits and other costs amounted to $15.1 million and $1.2 million, respectively, at September 30, 2002.

In the second quarter of 2002, $36.7 million of accrued liabilities related to the exit costs, recorded in March 2000 as part of the discontinuation of DIRECTV Japan, were reversed as a credit adjustment to “Other, net” upon the resolution of all remaining claims.

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

At September 30, 2002, Hughes had a cash balance of $863.2 million and unused debt capacity of $1,985 million. Included as part of Hughes’ cash balance of $863.2 at September 30, 2002 was $679.6 million of cash at PanAmSat, which is generally not available for use by Hughes. Hughes believes it has adequate liquidity to fund cash requirements estimated to be under $300 million through the maturity of its existing facilities in December 2002. Absent a merger with EchoStar by such time, Hughes will be required to either extend or refinance the debt to repay the borrowings. Hughes is in the process of amending the relevant credit agreements and extending the maturity date of the respective facilities to August 31, 2003. Although Hughes expects the amendments to be completed prior to December 5, 2002, there can be no assurance that Hughes will be able to refinance the debt. Hughes’ failure to extend or refinance its debt could cause a material adverse effect on Hughes’ financial condition. See further discussion under “Liquidity and Capital Resources” below.

HUGHES ELECTRONICS CORPORATION

Satellite Fleet

Hughes has a fleet of 29 satellites, seven owned by DIRECTV and 22 owned and operated by PanAmSat.

PanAmSat expects to launch and place into service new satellites as part of its construction and launch strategy. The new satellites are intended to meet the expected demand for additional satellite capacity, replace capacity affected by satellite anomalies or replace satellites reaching their expected end of life, and provide added back-up to existing capacity. In connection with this strategy, seven satellites have been successfully launched since December 1999, including the Galaxy IIIC satellite, which commenced service in September 2002 and supports direct-to-home services for DLA as well as video and broadcast services for other customers. PanAmSat is currently constructing and expects to launch up to four satellites by 2006. PanAmSat currently expects to launch two satellites in the first half of 2003, one satellite in 2005 and one satellite in 2006.

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

HNS is currently developing the SPACEWAY® platform for DIRECWAY’s next generation of services. As a result, three satellites are currently under construction. SPACEWAY is expected to begin its North American service in mid-2004.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues.    Revenues for the third quarter of 2002 increased 5.3% to $2,214.8 million, compared with $2,103.8 million for the third quarter of 2001. The increased revenues resulted primarily from the Direct-To-Home Broadcast segment, which reported a $208.5 million increase in revenues over the third quarter of 2001 that resulted primarily from the addition of new DIRECTV subscribers in the United States since 2001 and higher ARPU. The increased revenues from the Direct-To-Home Broadcast segment were partially offset by a decrease in revenues of $39.5 million at the Network Systems segment due to the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs. The Satellite Services segment also reported a decrease in revenues of $53.8 million primarily due to a sales-type lease transaction executed during the third quarter of 2001 for which there was no comparable transaction in 2002.

Operating Costs and Expenses.    Operating costs and expenses decreased to $2,237.8 million for the third quarter of 2002 from $2,307.5 million for the third quarter of 2001. Broadcast programming and other costs increased by $142.4 million for the third quarter of 2002 from the same period in 2001 due to higher costs at the Direct-To-Home Broadcast segment resulting from the increase in subscribers partially offset by decreased costs at the Satellite Services segment associated with a sales-type lease transaction executed during the third quarter of 2001 for which there was no comparable transaction in 2002. Costs of products sold decreased by $37.2 million for the third quarter of 2002 from the third quarter of 2001 due mostly to the decreased equipment sales at the Network Systems segment discussed above. Selling, general and administrative expenses decreased by

HUGHES ELECTRONICS CORPORATION

$161.2 million during the third quarter of 2002 compared to the same period in 2001 due primarily to lower expenses resulting from cost savings initiatives, lower SAC at the Direct-To-Home Broadcast segment and a charge of $65.3 million in 2001, primarily for severance, related to company-wide employee reductions. Depreciation and amortization decreased by $13.7 million during the third quarter of 2002 compared to the third quarter of 2001 due primarily to the discontinuation of amortization expenses related to goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, which amounted to $70.0 million for the third quarter of 2001. See Note 2 to the consolidated financial statements for further discussion. This decrease was partially offset by added depreciation expense related to capital expenditures for property and satellites placed into service since the third quarter of 2001.

EBITDA.    EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management uses EBITDA to evaluate the operating performance of Hughes and its business segments, to allocate resources and capital to its business segments and as a measure of performance for incentive compensation purposes. Hughes believes EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. EBITDA is used as an analytical indicator of income generated to service debt and fund capital expenditures. In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. Hughes management believes that EBITDA is a common measure used to compare Hughes’ operating performance and enterprise value to other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements, and thus does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

EBITDA for the third quarter of 2002 was $243.5 million and EBITDA margin was 11.0%, compared to EBITDA of $76.5 million and EBITDA margin of 3.6% for the third quarter of 2001. The increase in EBITDA and EBITDA margin resulted from the 2001 severance-related charge of $65.3 million, increased revenues at the Direct-To-Home Broadcast segment, reduced expenses resulting from cost saving initiatives and lower SAC at the Direct-To-Home Broadcast segment. These improvements were partially offset by a decline in the Satellite Services segment’s revenues discussed above.

Operating Loss.    The operating loss for the third quarter of 2002 was $23.0 million compared to an operating loss of $203.7 million in 2001. The decreased operating loss resulted from the increase in EBITDA discussed above and the decrease in amortization expense, partially offset by the increase in depreciation expense.

Over the past several years, Hughes has incurred operating losses, principally due to the costs of acquiring new subscribers in its Direct-To-Home Broadcast businesses. Hughes expects operating losses to decline and, barring significant changes in circumstances, to generate operating profit in the future as DIRECTV’s large subscriber base begins generating additional operating profit due to continued revenue growth without a corresponding increase in SAC. In addition, in the event the merger with EchoStar is not consummated, Hughes expects to reevaluate whether it will continue to invest in its DIRECTV Broadband and DIRECWAY consumer Internet businesses.

Interest Income and Expense.    Interest income decreased to $5.4 million for the third quarter of 2002 compared to interest income of $9.4 million for the same period of 2001 due to a decrease in

HUGHES ELECTRONICS CORPORATION

average cash balances. Interest expense increased to $76.4 million for the third quarter of 2002 from $40.6 million for the third quarter of 2001. The higher interest expense resulted primarily from higher average outstanding borrowings in 2002. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”

Other, Net.    Other, net increased to income of $78.7 million for the third quarter of 2002 compared to a loss of $86.3 million for the same period of 2001. Other, net for the third quarter of 2002 primarily resulted from $161.5 million of gains from the sale of investments, including a $158.6 million gain related to the sale of the investment in Thomson, partially offset by $19.3 million of equity method investee losses, $31.7 million of losses recognized for the other-than-temporary decline in the fair value of certain investments in common stock, and a loss of $24.5 million recorded for the sale of the Sky Perfect investment. Other, net loss for the third quarter of 2001 resulted primarily from a write-down of $212.0 million for an other-than-temporary decline in the fair value of the Sky Perfect investment and equity method investee losses of $14.1 million, partially offset by $108.4 million of gains from the sale of investments and the reversal of $32.0 million of accrued exit costs related to the DIRECTV Japan business.

Income Taxes.    Hughes recognized an income tax benefit of $5.8 million for the third quarter of 2002, compared to $93.1 million for the third quarter of 2001. The lower tax benefit for the third quarter of 2002 is primarily due to lower pre-tax losses in 2002, partially offset by the discontinuation of amortization on non-deductible goodwill in 2002.

Net Loss.    Hughes reported a net loss of $13.6 million for the third quarter of 2002 compared to $227.2 million for the same period of 2001.

Direct-To-Home Broadcast Segment

Direct-To-Home Broadcast segment revenues for the third quarter of 2002 increased 13.3% to $1,781.6 million from $1,573.1 million for the third quarter of 2001. The Direct-To-Home Broadcast segment had positive EBITDA of $139.4 million for the third quarter of 2002 compared with negative EBITDA of $74.2 million for the third quarter of 2001. The operating loss for the segment decreased to $29.6 million for the third quarter of 2002 from $245.4 million for the third quarter of 2001.

United States.    Revenues for DIRECTV U.S. grew to $1,617 million for the third quarter of 2002, an 18.5% increase over third quarter 2001 revenues of $1,364 million. The increase in revenues resulted primarily from the larger subscriber base in 2002 and an increase in ARPU. As of September 30, 2002, DIRECTV had approximately 10.9 million subscribers compared to about 9.9 million subscribers at September 30, 2001. Excluding subscribers in National Rural Telecommunications Cooperative (“NRTC”) territories, DIRECTV owned and operated subscribers totaled 9.2 million and 8.1 million at September 30, 2002 and 2001, respectively. DIRECTV added 206,000 net new owned and operated subscribers for the third quarter of 2002, compared to 396,000 for the third quarter of 2001. ARPU for DIRECTV U.S. was $59.20 and $57.30 for the quarters ended September 30, 2002 and September 30, 2001, respectively. The increased ARPU is primarily due to continued improvements in the penetration rate of local channel packages, mirroring fees generated from the larger percentage of customers taking multiple set-top boxes and new programming packages.

EBITDA was $196 million for the third quarter of 2002 compared to negative EBITDA of $28 million for the third quarter of 2001. Operating profit for the third quarter of 2002 was $94 million compared to an operating loss of $141 million for the third quarter of 2001. The increase in EBITDA was due to increased revenues discussed above, lower expenses resulting from cost saving initiatives,

HUGHES ELECTRONICS CORPORATION

lower SAC and a $48 million charge primarily related to severance recorded in 2001. The decreased operating loss resulted from the increase in EBITDA and a decrease in amortization expense of $35 million resulting from the discontinuation of amortization expense related to goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142. This decrease was partially offset by a $24 million increase in depreciation expense that resulted from placing into service the DIRECTV 4S satellite in December 2001 and DIRECTV 5 in June 2002, and other capital expenditures since September 30, 2001.

Latin America.    Revenues for the Latin America DIRECTV businesses decreased 27.4% to $146 million for the third quarter of 2002 from $201 million for the third quarter of 2001. The decrease in revenues was primarily due to the devaluation of several foreign currencies, the most significant of which was in Argentina. Due to the difficult economic conditions in Latin America, DIRECTV Latin America lost 65,000 net subscribers during the third quarter of 2002 compared to 66,000 net new subscribers added during the third quarter of 2001. The total number of subscribers in Latin America was approximately 1.6 million as of September 30, 2002 compared with about 1.5 million as of September 30, 2001. Programming ARPU (which excludes non-subscription revenue and revenue from set-top box rentals) was $24 and $35 for the third quarters of 2002 and 2001, respectively. The decrease in programming ARPU was due to the effects of the devaluation of the Argentinean, Brazilian and Venezuelan currencies against the U.S. dollar.

EBITDA was negative $29 million for the third quarter of 2002 compared to negative EBITDA of $17 million for the third quarter of 2001. The change in EBITDA was due to the decreased revenues discussed above and higher bad debt reserves of $6 million, partially offset by lower expenses resulting from cost saving initiatives, renegotiated programming contracts and a $10 million charge primarily related to severance in the third quarter of 2001. The Latin America DIRECTV businesses incurred an operating loss of $84 million for the third quarter of 2002 compared to an operating loss of $63 million for the third quarter of 2001. The increased operating loss resulted primarily from the decline in EBITDA and higher depreciation expense that resulted from capital expenditures since September 30, 2001, partially offset by a decrease in amortization expense resulting from the discontinuation of goodwill amortization in accordance with SFAS No. 142.

DIRECTV Broadband.    Revenues for DIRECTV Broadband increased to $20 million for the third quarter of 2002 from $9 million for the third quarter of 2001. The higher revenues were attributable to an increase in subscribers. DIRECTV Broadband added approximately 18,000 net new subscribers during the third quarter of 2002 compared to 5,000 net new subscribers during the third quarter of 2001. At September 30, 2002, DIRECTV Broadband had about 151,000 residential broadband subscribers in the United States compared with about 73,000 customers as of September 30, 2001.

EBITDA was a negative $27 million for the third quarter of 2002 compared to a negative $33 million for the third quarter of 2001. The operating loss for the third quarter of 2002 was $40 million compared to an operating loss of $44 million for the third quarter of 2001. The improvement in EBITDA and operating loss resulted from the increased revenues and benefits achieved from cost saving initiatives.

Satellite Services Segment

Revenues for the Satellite Services segment for the third quarter of 2002 decreased $53.8 million to $199.1 million from $252.9 million for the same period in the prior year. The decrease was primarily due to $45.5 million in revenues from a sales-type lease transaction executed during the third quarter of 2001 for which there was no comparable transaction in the third quarter of 2002.

HUGHES ELECTRONICS CORPORATION

EBITDA was $145.4 million for the third quarter of 2002, a 12.5% decrease from the third quarter 2001 EBITDA of $166.2 million. EBITDA margin for the third quarter of 2002 was 73% compared to 66% for the third quarter of 2001. The decrease in EBITDA was due to the lower revenues discussed above. The increase in EBITDA margin was primarily due to lower costs that resulted from operating efficiencies. Operating profit was $66.4 million for the third quarter of 2002 compared to $62.1 million for the third quarter of 2001. The increase in operating profit resulted from the lower amortization expense for the third quarter of 2002 due to the discontinuation of goodwill amortization in accordance with SFAS No. 142 and lower depreciation expense partially offset by the decrease in EBITDA.

Network Systems Segment

Revenues for the Network Systems segment for the third quarter of 2002 decreased by 11.6% to $300.2 million, compared to $339.7 million for the third quarter of 2001. The lower revenues resulted from the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs partially offset by increased shipments of DIRECTV receiving equipment.

The Network Systems segment reported negative EBITDA of $25.5 million for the third quarter of 2002 compared to negative EBITDA of $22.6 million for third quarter of 2001. The Network Systems segment had an operating loss of $45.5 million for the third quarter of 2002 compared to an operating loss of $35.1 million for the third quarter of 2001. The change in EBITDA is primarily due to decreased revenues discussed above, a $4 million charge related to severance and a $5 million increased provision for inventory in the third quarter of 2002, partially offset by the improved operating margins on increased shipments of DIRECTV receiving equipment. The increased operating loss was due to the decrease in EBITDA and an increase in depreciation and amortization expense due to capital expenditures since September 30, 2001.

Eliminations and Other

The elimination of revenues increased to $66.1 million for the third quarter of 2002 from $61.9 million for the third quarter of 2001 due primarily to an increase in shipments of DIRECTV receiving equipment from the Network Systems segment to the Direct-To-Home Broadcast segment.

Operating profit for “Eliminations and Other” decreased to a loss of $14.3 million for the third quarter of 2002 from a profit of $14.7 million for the third quarter of 2001. The change resulted primarily from higher corporate expenditures related to costs associated with the EchoStar Merger and employee benefit and compensation costs.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues.    Revenues for the nine months ended September 30, 2002 increased 8.0% to $6,463.2 million compared with $5,982.4 million for the nine months ended September 30, 2001. The increase in revenues was primarily attributable to $628.4 million of higher revenues at the Direct-To-Home Broadcast segment from the addition of new DIRECTV subscribers in the United States since 2001. The increased revenues from the Direct-To-Home Broadcast segment were partially offset by a decrease in revenues of $92.7 million at the Network Systems segment and $50.9 million at the Satellite Services segment. The decrease in revenues from the Network Systems segment resulted from the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs. The decrease in revenues from the Satellite Services segment was primarily due to a sales-type lease transaction executed during the third quarter of 2001 for which there was no comparable transaction in 2002.

HUGHES ELECTRONICS CORPORATION

Operating Costs and Expenses.    Operating costs and expenses increased to $6,752.5 million for the first nine months of 2002 from $6,561.6 million for the first nine months of 2001. Broadcast programming and other costs increased by $631.1 million for the first nine months of 2002 from the same period in 2001 due to higher costs at the Direct-To-Home Broadcast segment resulting from the increase in subscribers and the $130 million cost of the 2002 World Cup partially offset by decreased costs at the Satellite Services segment associated with a sales-type lease transaction executed during the third quarter of 2001 for which there was no comparable transaction in 2002. Costs of products sold decreased by $23.2 million primarily due to the decreased equipment sales at the Network Systems segment discussed above, partially offset by increased shipments of DIRECTV receiving equipment. Selling, general and administrative expenses decreased by $356.2 million during the first nine months of 2002 compared to the same period in 2001 due primarily to a $95 million net gain recorded from the NASA claim, a $40 million net gain related to the PAS-7 insurance claim, lower expenses resulting from cost saving initiatives, lower SAC at DIRECTV U.S. and an $87.5 million charge, primarily for severance, recorded in 2001. These decreases in selling, general and administrative expenses were partially offset by a $56.0 million loss recorded for the GECC dispute and currency translation losses due to the devaluation of Latin American currencies. Depreciation and amortization decreased by $60.8 million during the first nine months of 2002 compared to the first nine months of 2001 due to the discontinuation of amortization expense related to goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, which amounted to $204.0 million for the first nine months of 2001, partially offset by added depreciation expense related to capital expenditures for property and satellites placed into service since September 30, 2001, the consolidation of GEA in May 2001 and the acquisition of Telocity in April 2001.

EBITDA.    EBITDA for the first nine months of 2002 was $500.8 million and EBITDA margin was 7.7%, compared to EBITDA of $271.7 million and EBITDA margin of 4.5% for the same period of 2001. The higher EBITDA resulted from the DIRECTV U.S. revenue growth, lower SAC, the $95 million net gain for the NASA claim recorded in Eliminations and Other, the $87.5 million charge primarily related to severance recorded in 2001 and the $40 million net gain related to the PAS-7 insurance claim. These increases were partially offset by the $75 million loss from the 2002 World Cup, the settlement of the GECC dispute, and the devaluation of several foreign currencies in Latin America.

Operating Loss.    The operating loss for the first nine months of 2002 was $289.3 million compared to an operating loss of $579.2 million for the first nine months of 2001. The decreased operating loss resulted from the increase in EBITDA discussed above and lower amortization expense resulting from the discontinuation of goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, partially offset by higher depreciation expense due to capital expenditures since September 30, 2001.

Over the past several years, Hughes has incurred operating losses, principally due to the costs of acquiring new subscribers in its Direct-To-Home Broadcast businesses. Hughes expects operating losses to decline and, barring significant changes in circumstances, to generate operating profit in the future as DIRECTV’s large subscriber base begins generating additional operating profit due to continued revenue growth without a corresponding increase in SAC. In addition, in the event the merger with EchoStar is not consummated, Hughes expects to reevaluate whether it will continue to invest in its DIRECTV Broadband and DIRECWAY consumer Internet businesses.

Interest Income and Expense.    Interest income decreased to $17.1 million for the first nine months of 2002 compared to interest income of $52.2 million for the same period of 2001 due to a decrease in average cash balances. Interest expense increased to $275.1 million for the first nine months of 2002 from $134.0 million for the first nine months of 2001. The higher interest expense

HUGHES ELECTRONICS CORPORATION

resulted primarily from the $74 million of interest recorded in connection with the settlement of the GECC dispute and interest expense associated with higher average outstanding borrowings in 2002. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”

Other, Net.    Other, net increased to income of $46.0 million for the first nine months of 2002 compared to a loss of $90.0 million for the same period of 2001. Other, net for the first nine months of 2002 resulted primarily from $161.5 million of net gains from the sale of investments, including a $158.6 million gain related to the sale of the investment in Thomson, and $36.7 million of accrued liabilities related to the costs to exit the DIRECTV Japan business that were reversed upon the resolution of all remaining claims. These gains were partially offset by a $29.0 million charge recorded for a loan guarantee obligation related to a Hughes affiliate in India, $45.3 million of equity method investee losses, $34.3 million of losses recognized for the other-than-temporary decline in the fair value of certain investments in common stock and a loss of $24.5 million recorded for the sale of the Sky Perfect investment. Other, net loss for the first nine months of 2001 resulted primarily from a write-down of $212.0 million for an other-than-temporary decline related to the Sky Perfect investment and equity method investee losses of $37.1 million, partially offset by $123.5 million of net gains from the sale of investments and the reversal of $32.0 million of accrued exit costs related to the DIRECTV Japan business.

Income Taxes.    Hughes recognized an income tax benefit of $190.5 million for the first nine months of 2002 compared to $217.8 million for the first nine months of 2001. The lower tax benefit for the first nine months of 2002 is primarily due to the lower pre-tax losses, partially offset by the favorable resolution of certain tax contingencies and the discontinuation of amortization of non-deductible goodwill in 2002.

Loss Before Cumulative Effect of Accounting Change.    Hughes reported a loss from continuing operations before cumulative effect of accounting change of $325.1 million for the nine months ended September 30, 2002, compared to $481.6 million for the same period of 2001.

Cumulative Effect of Accounting Change.    Hughes adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No.133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the consolidated statements of operations and available separate consolidated net income (loss) and an after-tax unrealized gain of $0.4 million in “Accumulated other comprehensive income (loss).”

Direct-To-Home Broadcast Segment

Direct-To-Home Broadcast segment revenues for the first nine months of 2002 increased 13.7% to $5,219.6 million from $4,591.2 million for the first nine months of 2001. The Direct-To-Home Broadcast segment had positive EBITDA of $97.4 million for the first nine months of 2002 compared with negative EBITDA of $69.5 million for the first nine months of 2001. The operating loss for the segment decreased to $381.5 million for the first nine months of 2002 from $573.8 million for the first nine months of 2001.

United States.    Revenues for DIRECTV U.S. grew to $4,631 million for the first nine months of 2002, a 14.8% increase over last year’s revenues for the same period of $4,033 million. The increase in revenues resulted primarily from an increased number of DIRECTV subscribers since

HUGHES ELECTRONICS CORPORATION

September 30, 2001. As of September 30, 2002, DIRECTV had approximately 10.9 million subscribers compared to about 9.9 million subscribers at September 30, 2001. Excluding subscribers in NRTC territories, DIRECTV owned and operated subscribers totaled 9.2 million and 8.1 million at September 30, 2002 and September 30, 2001, respectively. DIRECTV added 758,000 net new owned and operated subscribers for the first nine months of 2002, compared to 779,000 net new owned and operated subscribers for the first nine months of 2001. ARPU for DIRECTV U.S. was $58.10 and $57.90 for the nine months ended September 30, 2002 and September 30, 2001, respectively.

EBITDA was $372 million for the first nine months of 2002 compared to EBITDA of $97 million for the first nine months of 2001. The operating profit for the first nine months of 2002 for the DIRECTV U.S. businesses was $89 million compared to an operating loss of $233 million for the first nine months of 2001. The change in EBITDA was due to the increased revenues discussed above, reduced SAC, lower expenses resulting from cost saving initiatives and a $48 million charge primarily related to severance recorded in 2001. These improvements were partially offset by the $56 million expense associated with the settlement with GECC. The change in operating loss was due to the increased EBITDA and a $107 million decrease in amortization expense resulting from the discontinuation of amortization expense related to goodwill and intangible assets with indefinite lives, which was partially offset by a $61 million increase in depreciation expense related to the addition of property and satellites placed into service since September 30, 2001.

Latin America.    Revenues for the Latin America DIRECTV businesses decreased to $538 million for the first nine months of 2002 from $541 million for the first nine months of 2001. The change in revenues resulted from the devaluation of several foreign currencies, the most significant of which was in Argentina, partially offset by $55 million of revenues generated from the 2002 World Cup. Subscribers grew to about 1.6 million as of September 30, 2002 compared with about 1.5 million as of September 30, 2001. Due to the difficult economic conditions in Latin America, DIRECTV Latin America lost approximately 6,000 net subscribers for the first nine months of 2002 compared to 192,000 net new subscriber additions for the first nine months of 2001. Programming ARPU (which excludes non-subscription revenue and revenue from set-top box rentals) was $28 and $35 during the nine months ended September 30, 2002 and September 30, 2001, respectively. The decrease in programming ARPU was the result of the devaluation of the Argentinean, Brazilian and Venezuelan currencies against the U.S. dollar.

EBITDA was a negative $189 million for the first nine months of 2002 compared to negative EBITDA of $96 million for the first nine months of 2001. The change in EBITDA was due to the $75 million loss from the 2002 World Cup, a $30 million loss related to the Argentina currency devaluation and the consolidation of GEA beginning in May of 2001, partially offset by lower operating expenses resulting from cost saving initiatives, renegotiated programming contracts and a $10 million charge primarily related to severance in 2001. The Latin America DIRECTV businesses incurred an operating loss of $351 million for the first nine months of 2002 compared to an operating loss of $242 million for the first nine months of 2001. The increased operating loss resulted from the decline in EBITDA and higher depreciation expense that resulted from additional capital expenditures in 2002, partially offset by a decrease in amortization expense resulting from the discontinuation of goodwill amortization expense in accordance with SFAS No. 142.

DIRECTV Broadband.    Revenues increased $35 million to $51 million for the first nine months of 2002 compared to $16 million for the first nine months of 2001. The increased revenues are primarily due to nine months of revenues in 2002 compared with 2001, which only includes revenues from the date of DIRECTV Broadband’s acquisition in April 2001. Also contributing to the increase was a larger subscriber base in 2002. DIRECTV Broadband added about 60,000 net new subscribers for the first

HUGHES ELECTRONICS CORPORATION

nine months of 2002 compared to 9,000 net new subscribers added from the date of its acquisition in 2001. At September 30, 2002, DIRECTV Broadband had about 151,000 residential broadband subscribers in the United States compared with about 73,000 subscribers at September 30, 2001.

EBITDA was a negative $86 million for the first nine months of 2002 compared to a negative $74 million for the first nine months of 2001. The operating loss was $120 million for the nine months ended September 30, 2002 and $102 million for the nine months ended September 30, 2001. The increase in negative EBITDA and operating loss was due to 2002 having nine months of activity, compared with 2001, which only includes activity from the date of DIRECTV Broadband’s acquisition in April 2001, partially offset by benefits achieved from cost saving initiatives.

Satellite Services Segment

Revenues for the Satellite Services segment for the first nine months of 2002 decreased $50.9 million to $615.5 million from $666.4 million for the same period in the prior year. The decrease was primarily due to a decline in new outright sales and sales-type lease transactions which amounted to $15.1 million for the first nine months of 2002 compared to $62.0 million for the first nine months of 2001. Revenues from operating leases of transponders, satellite services and other were 97.5% of total revenues for the first nine months of 2002 and decreased to $600.4 million from $604.4 million for the first nine months of 2001.

EBITDA was $447.2 million for the first nine months of 2002, a 1.5% increase from the first nine months of 2001 EBITDA of $440.7 million. EBITDA margin for the first nine months of 2002 was 73% compared to 66% for the first nine months of 2001. The higher EBITDA and EBITDA margin was principally due to increased operating efficiencies that resulted from cost saving initiatives, a $40 million net gain related to the settlement of the PAS-7 insurance claim and a $7 million severance charge in 2001. These gains were partially offset by the decline in revenue discussed above, a $19 million charge for the write-off of receivables due to the conversion of several sales-type leases to operating leases by a PanAmSat customer and a $14 million provision for idle facilities. Operating profit was $184.5 million for the first nine months of 2002 compared to $136.0 million for the first nine months of 2001. The increase in operating profit resulted from the increased EBITDA and lower amortization expense for the first nine months of 2002 due to the discontinuation of goodwill amortization.

Network Systems Segment

Revenues for the Network Systems segment for the first nine months of 2002 decreased by 10.4% to $797.4 million from $890.1 million for the first nine months of 2001. The lower revenues resulted primarily from the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs, partially offset by increased sales of DIRECTV receiving equipment.

The Network Systems segment reported negative EBITDA of $88.1 million for the first nine months of 2002, compared to negative EBITDA of $97.7 million for the first nine months of 2001. The Network Systems segment had an operating loss of $142.7 million for the first nine months of 2002, compared to an operating loss of $144.2 million for the first nine months of 2001. The change in EBITDA and operating loss resulted from higher operating margins from increased sales of DIRECTV receiving equipment and lower general and administrative costs, partially offset by a $10 million charge related to severance benefits in 2002.

HUGHES ELECTRONICS CORPORATION

Eliminations and Other

The elimination of revenues increased to $169.3 million for the first nine months of 2002 from $165.3 million for the first nine months of 2001.

Operating profit from “Eliminations and Other” increased to $50.4 million for the first nine months of 2002 from an operating profit of $2.8 million for the first nine months of 2001. The increase in operating profit resulted primarily from the $95 million net gain recorded from the NASA claim and a 2001 severance charge of $23 million, partially offset by higher corporate expenditures related to costs associated with the EchoStar Merger and employee benefit and compensation costs.

Liquidity and Capital Resources

In the nine months of 2002, Hughes had sources of cash of $1,552.9 million, resulting primarily from additional net borrowings of $728.7 million, proceeds from the sale of investments of $217.3 million, insurance proceeds of $215.0 million and cash provided by operations of $383.4 million. Included in cash provided by operations was a $180.0 million payment related to the GECC settlement made in the second quarter of 2002. These sources of cash were offset by cash used during the first nine months of about $1,389.8 million, primarily for expenditures for satellites and property of $1,030.7 million, the final settlement payment to Raytheon of $134.2 million, a $95.7 million purchase of a short-term investment, preferred stock dividends paid to GM of $68.7 million and debt issuance costs of $58.5 million.

As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at September 30, 2002 and December 31, 2001 was 0.97 and 0.76, respectively. Working capital increased by $961.5 million to a working capital deficit of $103.9 million at September 30, 2002 from a working capital deficit of $1,065.4 million at December 31, 2001. The change was principally due to the repayment of current debt obligations and an increase in cash balances, both of which were funded by the proceeds received from long term borrowings that resulted from the refinancing transactions described in more detail below and the sale of about 8.8 million shares of Thomson common stock.

Hughes expects to have cash requirements through the maturity of its existing facilities in December 2002 estimated to be under $300 million, primarily due to capital expenditures for satellites and property and increased investments in affiliated companies. These cash requirements are expected to be funded from a combination of existing cash balances, cash provided from operations, amounts available under credit facilities, and additional borrowings, as needed. See “Security Ratings” below for a discussion of Hughes’ credit rating.

Certain of Hughes’ borrowings are required to be repaid upon the earlier of the effective date of the EchoStar Merger or December 5, 2002. In the event the Merger is not completed by December 5, 2002, Hughes will be required to either extend or refinance the debt to repay the borrowings. Hughes is in the process of amending the relevant credit agreements and extending the maturity date of the respective facilities to August 31, 2003. Although Hughes expects the amendments to be completed prior to December 5, 2002, there can be no assurance that Hughes will be able to refinance the debt. Hughes’ failure to extend or refinance its debt could cause a material adverse effect on Hughes’ financial condition. See “Debt and Credit Facilities” below for further discussion. Upon a failure of the Merger that results in the sale of Hughes’ interest in PanAmSat to EchoStar, Hughes expects to utilize the cash proceeds received, as well as termination fees paid to Hughes by EchoStar, to repay its debt obligations.

HUGHES ELECTRONICS CORPORATION

In February 2002, Hughes completed a series of financing activities. PanAmSat borrowed $1,800 million, a portion of which was used to repay $1,725 million owed to Hughes; Hughes deposited $1,500 million of the proceeds received from PanAmSat with General Motors Acceptance Corporation (“GMAC”) as collateral, with Hughes then borrowing $1,875 million under a GMAC revolving credit facility. Hughes used $1,682.5 million of the proceeds to repay all amounts outstanding under Hughes’ $750 million unsecured revolving credit facility, DLA’s $450.0 million revolving credit facility, and SurFin’s $400.0 million and $212.5 million revolving credit facilities. The Hughes facility was amended and expanded (the “Amended Credit Agreement”) and in connection therewith, the DLA and SurFin facilities were assigned to Hughes. In March 2002, Hughes borrowed an additional $764.8 million under a term loan tranche that was added to the Amended Credit Agreement and repaid $375.0 million of the GMAC facility. Hughes’ and PanAmSat’s debt is more fully described below in “Debt and Credit Facilities.”

Hughes’ and PanAmSat’s ability to borrow under the credit facilities is contingent upon meeting financial and other covenants. The agreements also include certain operational restrictions. These covenants limit Hughes’ and PanAmSat’s ability to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new businesses. At September 30, 2002, Hughes and PanAmSat were in compliance with all such covenants.

Pension Plans.    At December 31, 2001, the pension benefit obligation of Hughes’ defined benefit retirement plans exceeded the fair value of plan assets by about $40 million. As a result of the unfavorable equity market performance and benefit payments made during 2002, there has been a reduction in plan assets of approximately $70 million through September 30, 2002. The decline in the fair value of plan assets, as well as potential changes in actuarial assumptions, including the discount rate used to calculate the pension benefit obligation, will likely increase the amount by which the pension benefit obligation exceeds the fair value of plan assets at December 31, 2002. These changes could result in additional pension expense and additional cash funding requirements in the future. However, Hughes does not anticipate any cash contributions to its funded plans or any material change in its pension expense in 2002 or 2003.

Common Stock Dividend Policy.    Dividends may be paid on the GM Class H common stock only when, as, and if declared by GM’s Board of Directors (“GM Board”) in its sole discretion. The GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Class H common stock. Similarly, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future, with the exception of the possible dividend to be paid to GM as a part of the EchoStar Merger. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes.

Cash and Cash Equivalents.    Cash and cash equivalents were $863.2 million at September 30, 2002 compared to $700.1 million at December 31, 2001. Included within cash and cash equivalents at September 30, 2002 was $679.6 million of cash and cash equivalents at PanAmSat, which are available to PanAmSat but are generally not available for use by Hughes in its other businesses.

Cash provided by operating activities was $383.4 million in the first nine months of 2002, compared to cash used in operating activities of $145.9 million in the first nine months of 2001. The increase in 2002 resulted from $631.9 million of lower cash requirements for the change in operating assets and liabilities partially offset by $102.6 million of lower income from continuing operations excluding non-cash adjustments, such as depreciation and amortization, the net gain related to an

HUGHES ELECTRONICS CORPORATION

insurance claim and the write-down for an other-than-temporary decline related to the Sky Perfect investment in 2001.

Cash used in investing activities was $694.8 million in the nine months ended September 30, 2002, and $1,108.0 million for the same period in 2001. The reduction in cash flows used in investing activities in 2002 primarily resulted from reduced investments in companies, reduced expenditures for satellites and property, and an $82.6 million increase in proceeds from insurance claims, partially offset by a $95.7 million purchase of a short-term investment primarily consisting of commercial paper in 2002.

Cash provided by financing activities was $474.5 million in the first nine months of 2002 and $444.3 million in the first nine months of 2001. The increase in cash flows provided by financing activities in 2002 is primarily due to an increase in net borrowings, partially offset by cash used for debt issuance costs of $58.5 million and the final payment of the Raytheon settlement of $134.2 million.

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

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The outstanding principal balances and interest rates for these notes as of September 30, 2002 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a new secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured by certain of the operating assets of PanAmSat that were pledged in connection with the secured bank facility.

Credit Facilities.    In February 2002, Hughes amended and increased its existing $750.0 million multi-year credit facility (the “Amended Credit Agreement”). The Amended Credit Agreement provides availability of $1,235.2 million in revolving borrowings, which bear interest at the London Interbank Offer Rate (“LIBOR”) plus 3.0%. The Amended Credit Agreement commitment matures on the earlier of December 5, 2002 or the completion of the EchoStar Merger. The facility is secured by substantially all of Hughes’ assets other than the assets of DLA and PanAmSat. In March 2002, Hughes borrowed an additional $764.8 million under a term loan tranche that was added to the Amended Credit Agreement. The term loan has the same terms as the revolving facility and increased the total funding available under the Amended Credit Agreement to $2,000 million. As of September 30, 2002, the revolving component of the Amended Credit Agreement was undrawn and $764.8 million was outstanding under the term loan.

Also, in February 2002, PanAmSat obtained a bank facility in the amount of $1,250 million. The bank facility is comprised of a $250 million revolving credit facility, which was undrawn as of September 30, 2002, a $300 million Tranche A Term Loan and a $700 million Tranche B Term Loan, both of which were fully drawn as of September 30, 2002. This bank facility replaced a previously existing $500 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus 3.0%. The Tranche B Term Loan bears interest at LIBOR plus 3.5%. The revolving credit facility and Tranche A Term Loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the

HUGHES ELECTRONICS CORPORATION

credit agreement. The revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably by substantially all of PanAmSat’s operating assets, including its satellites. PanAmSat repaid a $1,725 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and notes payable described above, as well as existing cash balances.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with GMAC. The facility was subsequently amended in February 2002. The amended facility matures on the earlier of December 5, 2002 or the completion of the EchoStar Merger. The facility is split into two loan tranches: a $1,500 million tranche secured by a February 2002 $1,500 million Hughes cash deposit and a $500 million tranche that shares security with the Amended Credit Agreement described above. Borrowings under the $1,500 million tranche bear interest at GMAC’s cost of funds (approximately 2.0% at September 30, 2002) plus 0.125%. Borrowings under the $500 million tranche bear interest at GMAC’s cost of funds plus 1.75%. The $1,500 million cash deposit earns interest at a rate equivalent to GMAC’s cost of funds. Hughes has the legal right of setoff with respect to the $1,500 million GMAC cash deposit, and accordingly offsets it against amounts borrowed from GMAC under the $1,500 million tranche for balance sheet purposes. The excess over Hughes’ $1,500 million cash deposit must be repaid upon the effective date of the EchoStar Merger. The cash collateralized tranche was fully drawn as of September 30, 2002. During the third quarter of 2002, Hughes repaid the $100 million balance outstanding under the $500 million tranche as of June 30, 2002. As a result, the $500 million tranche was undrawn as of September 30, 2002.

Hughes is in the process of amending and extending the maturity date of the Amended Credit Agreement and the GMAC credit facility to August 31, 2003. The proposed amendments would reduce the total size of the Amended Credit Agreement from $2.0 billion to $1.8 billion, $500 million of which would be committed by GMAC. The size of the facility may be expanded depending on market demand. In connection therewith, the GMAC credit facility would be reduced from $2.0 billion to $1.5 billion. Other terms of the Amended Credit Agreement and GMAC credit facility will remain substantially similar to the terms of the existing credit agreements. Although Hughes expects the amendments to be completed prior to December 5, 2002, there can be no assurance that Hughes will be able to refinance the debt.

On January 5, 2001, DLA entered into a $450.0 million revolving credit facility. The obligations under the DLA facility were assigned to Hughes in February 2002. In addition, the obligations under SurFin Ltd.’s unsecured revolving credit facilities of $400.0 million and $212.5 million were assigned to Hughes in February 2002.

Other.    $61.2 million in other short-term and long-term debt, related primarily to DLA and HNS’ international subsidiaries, was outstanding at September 30, 2002, bearing fixed and floating rates of interest of 4.31% to 14.50%. Principal on these borrowings is due in varying amounts through 2007.

Acquisitions, Divestitures and Investments in Marketable Securities. Merger Transaction.    On October 28, 2001, Hughes and GM, together with EchoStar, announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, and certain other conditions, provide for the split-off of Hughes from GM and the subsequent merger of the Hughes business with EchoStar. These transactions are designed to address strategic challenges currently facing Hughes’ business and to provide liquidity and value to GM, which would help to support the credit position of GM after the transactions. The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the completion of the Merger.

HUGHES ELECTRONICS CORPORATION

GM, Hughes, and EchoStar have agreed that, in the event that the transactions do not occur because of a failure to obtain certain specified regulatory clearances or financing to complete the EchoStar Merger, EchoStar will be required to purchase Hughes’ interest in PanAmSat for an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. In addition, in the event that the transactions do not occur because certain of the specified regulatory clearances or approvals relating to United States federal, state or local antitrust and/or FCC matters have not been satisfied, EchoStar will be required to pay a $600 million termination fee to Hughes. GM, Hughes, and EchoStar have also agreed that, if the EchoStar Merger is not completed for certain limited reasons involving a competing transaction or a withdrawal by GM’s Board of Directors (“GM Board”) of their recommendation of the EchoStar transaction, then Hughes will pay a termination fee of $600 million to EchoStar.

On October 10, 2002, the FCC announced that it declined to approve the transfer of the licenses necessary to allow the Merger to close without a public hearing. Accordingly, the application has been designated for hearing by an administrative law judge. The FCC, however, has given the parties until November 27, 2002 to file an amended application to address the FCC's concerns and to file a petition to suspend the hearing. On October 31, 2002, the U.S. Department of Justice ("DOJ"), twenty-three states, the District of Columbia and Puerto Rico filed a complaint for permanent injunctive relief in the United States District Court for the District of Columbia against EchoStar, GM, Hughes and DIRECTV Enterprises LLC. The suit seeks to permanently enjoin the Merger and a declaration that the proposed Merger violates Section 7 of the Clayton Act. On November 5, 2002, the District Court denied the defendants' petition for an expedited trial. GM and Hughes will continue to coordinate their efforts with EchoStar to proceed in accordance with the terms of the merger agreement. However, no assurances can be given that the required regulatory clearances and approvals will be obtained from the DOJ and the FCC within the timeframes required by the merger agreement, or if so obtained, that all other conditions to the transactions will be satisfied such that the Merger can be completed.

In connection with the pending EchoStar Merger, some customers and strategic partners of Hughes may delay or defer decisions, which could have a material adverse effect on Hughes’ businesses, regardless of whether the EchoStar Merger is ultimately completed. Similarly, current and prospective employees of Hughes may experience uncertainty about their future roles with the combined company, which may materially adversely affect Hughes’ ability to attract and retain key management, sales, marketing and technical personnel. In addition, certain of Hughes’ borrowings under its existing facilities mature on the earlier of December 5, 2002 or the completion of the EchoStar Merger. In the event that the EchoStar Merger is not completed by December 5, 2002, Hughes would be required to either extend the maturity date of the debt or refinance the debt to repay the borrowings. Hughes is in the process of amending the relevant credit agreements and extending the maturity date of the respective facilities to August 31, 2003. Although Hughes expects the amendments to be completed prior to December 5, 2002, there can be no assurance that Hughes will be able to refinance the debt. See further discussion in Note 8 to the consolidated financial statements.

Acquisitions.    On May 1, 2001, DLA, which operates the Latin America DIRECTV business, acquired from Grupo Clarín S.A. (“Clarin”) a 51% ownership interest in GEA, a local operating company in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that under certain circumstances will allow Clarin to sell its 3.98% interest back to DLA in November 2003 for $195 million. As a result of the transaction, Hughes’ interest in DLA decreased from 77.8% to 74.7% and Hughes’ ownership in GEA increased from 20% to 58.1%. Hughes’ portion of the purchase price, which amounted to about $130 million, was recorded as an increase to “Capital stock and additional paid-in capital.”

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

Divestitures.    On June 27, 2002, HNS reached an agreement to exchange its approximate 29% equity interest in, and $75 million of long term receivables from, HTIL for an equity interest in, and long term receivables from, TTSL. HNS expects to carry the investment in TTSL under the cost method since HNS’ interest in TTSL will represent less than 20% of TTSL equity. The transaction is anticipated to close in the fourth quarter of 2002. The consummation of this transaction may result in a loss, which is currently not determinable since the transaction will be recorded based on the fair value of the assets surrendered on the date of close, and will therefore be dependent on the market price of the HTIL shares and the exchange rate on the date of close, and the carrying value of the HTIL investment, which will be reduced by the amount of additional equity method losses recognized through the date of close. In addition, the transaction will result in the recognition of a cumulative translation adjustment loss and a previously unrecognized income tax benefit. On September 30, 2002, Hughes’ carrying value of its investment in HTIL was $58.3 million and the market value of the HTIL shares was about $55.0 million.

On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued. As a result, Hughes accrued exit costs and involuntary termination benefits related to claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. In the third quarter of 2001, $32.0 million of accrued exit costs were reversed as a credit adjustment to “Other, net” primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and favorable settlements of various contracts and claims. In the second quarter of 2002, $36.7 million of accrued liabilities related to the exit costs were reversed upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net.”

Investments in Marketable Securities.    Investments in marketable equity securities stated at current fair value and classified as available-for-sale totaled $212.4 million and $725.4 million at September 30, 2002 and December 31, 2001, respectively, and were recorded in the consolidated balance sheets in “Investment and Other Assets.” At September 30, 2002, $117.2 million in accumulated unrealized pre-tax losses were recorded as part of OCI. At December 31, 2001, $323.1 million of accumulated unrealized pre-tax gains were recorded as part of OCI. Through the nine month period ended September 30, 2002, Hughes recorded a write-down for other-than-temporary declines in certain marketable equity investments of $34.3 million.

In the third quarter of 2002, PanAmSat invested $95.7 million in short-term investments, which primarily consist of commercial paper with original maturities of four to nine months. PanAmSat classified these short-term investments as available-for-sale. These securities are carried at estimated fair market value and were recorded in the consolidated balance sheets in “Prepaid expenses and other.”

HUGHES ELECTRONICS CORPORATION

Commitments and Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for an arbitration process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest at a rate of 9.5% from the date of sale, the total amount of which has been provided for in Hughes’ consolidated financial statements. However, Boeing has submitted additional proposed adjustments, of which about $750 million remain unresolved. Hughes believes that these additional proposed adjustments are without merit and intends to vigorously contest the matter in the arbitration process, which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated financial statements.

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

HUGHES ELECTRONICS CORPORATION

DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television Inc. and Golden Sky Systems, Inc. (referred to together as “Defendants”) to recover monies (about $63 million recorded) that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain SAC incurred by DIRECTV on account of new subscriber activations in Defendants’ territory. Defendants had ceased making payments altogether, and indicated that they did not intend to make any further payments due under the Agreement. On July 13, 2001, Defendants sent notice of termination of the Agreement and on July 16, 2001, Defendants answered DIRECTV’s complaint and filed a cross complaint alleging counts of fraud in the inducement, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with prospective economic advantage and violation of California Bus. and Prof. Code 17200. Defendants also thereafter removed the action to federal district court, Central District of Los Angeles, where it has been consolidated for purposes of discovery and other pre-trial proceedings with other litigation pending between Pegasus and DIRECTV, and the NRTC and DIRECTV. On September 16, 2002, the Court allowed Pegasus to file a first amended counterclaim, which eliminates Pegasus’ intentional interference and Section 17200 claims, and adds claims for rescission and specific performance of an audit right provided in the Agreement, in the event it is determined that Pegasus breached the Agreement and owes money thereunder to DIRECTV. On September 30, 2002, DIRECTV moved to dismiss Pegasus’ claims for breach of the covenant of good faith and fair dealing and specific performance. Defendants seek an unstated amount of damages and punitive damages. DIRECTV denies any liability to Defendants, and intends to vigorously pursue its damages claim against Defendants and defend against Defendants’ cross claims. Based on Hughes’ assessment of the merits of the case, Hughes does not believe that the litigation will have a material adverse impact on its consolidated results of operations or financial position.

Hughes Communications Galaxy, Inc. (“HCGI”) filed a lawsuit on March 22, 1991 against the U.S. Government based upon the NASA’s breach of contract to launch ten satellites on the Space Shuttle. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On November 13, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court decision. On December 26, 2001, Hughes filed a Combined Petition for Panel Rehearing and Rehearing en Banc, seeking to increase the award, which was denied in January 2002. In March 2002, Hughes was advised that no further judicial review would be sought by the U.S. Government and the payment was in process. In April 2002, Hughes received payment for the full amount of the judgment. As a result, Hughes recorded a $95 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” in the first quarter of 2002.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2002. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated financial statements.

Other

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the

HUGHES ELECTRONICS CORPORATION

risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its ability to provide service. Where insurance costs related to known satellite anomalies are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $585.4 million and the book value of the satellites that were not insured was $803.5 million at September 30, 2002.

Two satellites owned and operated by PanAmSat, and other satellites of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. PanAmSat and the manufacturer are monitoring the problem to determine its cause and its expected effect. The power reduction may require PanAmSat to permanently turn off certain transponders on the affected satellites to allow for the continued operation of other transponders, which could result in a loss of future revenue. At this time, the power degradation has not required PanAmSat to reduce the number of operating transponders on either affected satellite. Hughes has partially insured the affected satellites with policies that cover these problems. However, should it be necessary to turn off a significant number of transponders, there can be no assurance that Hughes will be reimbursed by the insurers, as they may dispute a payment obligation or the applicable policy may not cover such a loss. In addition, there can be no assurance that following the expiration of current policies, Hughes will be able to procure new insurance that covers losses of this type. The portion of the satellites’ book value not insured is approximately $131 million.

In November 2002, PanAmSat exercised its right to terminate the construction agreement for the Galaxy VIII-iR satellite because of the manufacturer’s default. As a result of the termination of the construction agreement, PanAmSat will be entitled to receive approximately $72.0 million from the manufacturer, which represents amounts previously paid to the manufacturer and certain additional amounts owed to PanAmSat under the construction agreement. PanAmSat believes that the manufacturer will be required to satisfy its termination obligations under the construction agreement. In addition, PanAmSat has agreed with the Galaxy VIII-iR launch vehicle provider to defer its use of the launch vehicle for a future satellite. PanAmSat had intended to locate the Galaxy VIII-iR satellite at 95 degrees west longitude. With the successful launch and commencement of service on the Galaxy IIIC satellite at this same orbital location in September 2002, PanAmSat believes it has sufficient capacity to meet customer demand for services at this location.

Hughes is contingently liable under standby letters of credit and bonds in the aggregate amount of $89.3 million which were undrawn at September 30, 2002 and DLA has guaranteed $3.0 million of bank debt related to non-consolidated DLA local operating companies, which is due in variable amounts over the next five years. Additionally, as described in Note 9 to the consolidated financial statements, DLA may be required to repurchase Clarin’s 3.98% interest in DLA for $195 million in November 2003.

In the first quarter of 2002, Hughes recorded a $29.0 million charge to “Other, net” related to an expected requirement to perform on a guarantee obligation of up to $55.4 million for bank debt owed by an investor in HTIL. In the third quarter of 2002, Hughes made a payment of $54.4 million to the lender pursuant to the guarantee and recorded an account receivable from the investor for the $54.4 million guarantee amount. The $29.0 million charge represents a provision for the portion of the receivable from the investor estimated to be uncollectible. The HTIL investor has agreed to transfer an equity interest to be received in the TTSL transaction to Hughes in satisfaction of this receivable. The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2002. See

HUGHES ELECTRONICS CORPORATION

Note 9 to the consolidated financial statements and “Liquidity and Capital Resources—Acquisition and Divestitures,” above, for additional information regarding the TTSL transaction.

The Hughes Board of Directors has approved several benefit plans designed to provide benefits for the retention of about 240 key employees and also provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs. Upon a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed if an employee is identified for termination. A total of up to about $110 million for retention benefits will be paid, with approximately 50% paid at the time of a change-in-control and 50% paid up to 12 months following the date of a change-in-control. The amount of severance benefits to be paid will be based upon decisions that will be made relating to employee layoffs, if any, following the date of a change-in-control. In addition, approximately 31.9 million employee stock options will vest upon a qualifying change-in-control and up to an additional 8.8 million employee stock options could vest if employees are laid off within one year of a change-in-control. For purposes of the above benefits and stock options, a successful completion of the EchoStar Merger would qualify as a change-in-control.

At September 30, 2002, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $377.4 million, payable as follows: $39.5 million in the remainder of 2002, $95.0 million in 2003, $65.4 million in 2004, $46.9 million in 2005, $36.1 million in 2006 and $94.5 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options.

At September 30, 2002, the minimum commitments under noncancelable satellite construction and launch contracts totaled $559.5 million, of which $217.0 million relates to Spaceway satellites.

In connection with the direct-to-home broadcast businesses, Hughes has commitments related to certain programming agreements which are variable based upon the number of underlying subscribers and market penetration rates. Minimum payments over the terms of applicable contracts are anticipated to be approximately $1.5 billion, payable as follows: $239.7 million in the remainder of 2002, $323.9 million in 2003, $251.2 million in 2004, $167.5 million in 2005, $175.6 million in 2006 and $370.6 million thereafter.

As part of a series of agreements entered into with America Online, Inc. (“AOL”) on June 21, 1999, Hughes committed to spend up to approximately $1.5 billion in sales, marketing, development and promotion efforts in support of DirecPC®/AOL-Plus, DIRECTV®, DIRECTV™/AOL TV and DirecDuo™ products and services. At September 30, 2002, Hughes had spent approximately $500 million in support of these efforts. Consistent with the requirements of the agreements with AOL, additional funds will continue to be spent until the contractual spending limits have been satisfied or until applicable timeframes expire, which in some cases can be for periods of ten years or more.

Accounting Changes

Hughes adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS No. 144 refined existing impairment accounting guidance and extended the use of accounting for discontinued operations to both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminated the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have any impact on Hughes’ consolidated results of operations or financial position.

HUGHES ELECTRONICS CORPORATION

Hughes also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 required that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written-down, as needed, based upon an impairment analysis that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives. SFAS No. 142 required that Hughes perform step one of a two-part transitional impairment test to compare the fair value of each reportable unit with its respective carrying amount, including goodwill. If the carrying value exceeds its fair value, step two of the transitional impairment test must be performed to measure the amount of the impairment loss, if any. SFAS No. 142 also required that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations,” and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

As part of Hughes’ acquisition of PRIMESTAR in 1999, Hughes identified and valued the dealer network and subscriber base intangible assets in accordance with Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” The dealer network intangible asset originally valued as part of Hughes’ acquisition of PRIMESTAR was based on established distribution, customer service and marketing capability that had been put in place by PRIMESTAR. The subscriber base intangible asset originally valued as part of Hughes’ acquisition of PRIMESTAR was primarily based on the expected non-contractual future cash flows to be earned over the life of the PRIMESTAR subscribers converted to DIRECTV service. In accordance with SFAS No. 142, Hughes completed a review of its intangible assets and determined that the previously recorded dealer network and subscriber base intangible assets established under APB Opinion No. 16, discussed above, did not meet the contractual or other legal rights and separability criteria as described in SFAS No. 141. The dealer network and subscriber base intangible assets were not contract-based and as a result did not meet the contractual or other legal rights criteria. The dealer network and subscriber base intangible assets also did not meet the separability criteria of SFAS No. 141 because the intangible assets could not be sold, transferred, licensed, rented or exchanged individually or in combination with other assets or liabilities, apart from selling the entire DIRECTV business. As a result, in the first quarter of 2002, Hughes reclassified $209.8 million, net of $146.0 million of accumulated amortization, of previously reported intangible assets to goodwill.

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

HUGHES ELECTRONICS CORPORATION

If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. Although the amount of any impairment loss related to the goodwill recorded at DLA and DIRECTV Broadband has not yet been determined, the amount of any such loss could be material to Hughes’ consolidated results of operations. In the initial year of the adoption, the impairment loss, if any, is recorded as a cumulative effect of accounting change, net of taxes. In accordance with SFAS No. 142, Hughes will perform its annual impairment test for all reporting units during the fourth quarter of each year, commencing in the fourth quarter of 2002. If an impairment loss results from the annual impairment test, the loss will be recorded as a pre-tax charge to operating income. It is possible that the annual impairment test could result in the recognition of an impairment loss that would be material to Hughes’ results of operations.

Hughes adopted SFAS No. 141 on July 1, 2001. SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibited the amortization of goodwill and intangible assets with indefinite lives acquired thereafter. The adoption of SFAS No. 141 did not have a significant impact on Hughes’ consolidated results of operations or financial position.

Hughes adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 required Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the consolidated statements of operations and available separate consolidated net income (loss) and an after-tax unrealized gain of $0.4 million in “Accumulated other comprehensive income (loss).”

New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 generally requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Hughes is required to implement SFAS No. 146 on January 1, 2003. SFAS No. 146 will be applied prospectively upon adoption and, as a result will not affect Hughes’ historical results.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the requirement to present gains and losses on the early extinguishment of debt as an extraordinary item, and resolves accounting inconsistencies for certain lease modifications. Hughes’ adoption of this standard on January 1, 2003 is not expected to have an impact on Hughes’ consolidated results of operations or financial position.

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

HUGHES ELECTRONICS CORPORATION

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

On October 18, 2002, Standard & Poor’s Ratings Services (“S&P”) reaffirmed that Hughes’ BB- long-term corporate credit rating remains on Credit Watch with negative implications pending the outcome of the EchoStar Merger. S&P noted that that the stand-alone rating for Hughes in the absence of the EchoStar Merger would likely be BB-, subject to further review of Hughes financial position. S&P further noted that the credit watch implications on Hughes remain negative, given its operational weakness relative to EchoStar and the potential for increased competition from EchoStar in the absence of a merger. On March 8, 2002, S&P lowered Hughes’ unsecured long-term corporate credit rating from BB+ to BB-, remaining on Credit Watch negative pending the outcome of the EchoStar Merger. S&P also assigned a BB rating to Hughes’ senior secured credit facility (also Credit Watch negative). S&P noted that the action was based on Hughes’ credit quality on a stand-alone basis if the EchoStar Merger is not approved, with the ratings on Credit Watch negative because the corporate credit rating of a combined EchoStar/Hughes/PanAmSat might be one rating grade lower. On December 7, 2001, S&P lowered Hughes’ long-term corporate credit rating from BBB- to BB+. This ratings action noted that Hughes needs to deliver planned operating performance improvements to receive an investment grade rating, despite a strong balance sheet in the event that the EchoStar-Hughes merger does not receive regulatory approval.

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

Interest Rate Risk

Hughes is subject to interest rate risk related to its outstanding debt. As of September 30, 2002, Hughes’ $3,376.0 million of total debt consisted of PanAmSat’s fixed rate borrowings of $1,550.0 million and variable rate borrowings of $1,000.0 million, Hughes’ variable rate borrowings of $764.8 million, and various other variable and fixed rate borrowings. Outstanding borrowings bore

HUGHES ELECTRONICS CORPORATION

interest rates ranging from 4.31% to 14.50% at September 30, 2002. Hughes is subject to fluctuating interest rates, which may adversely impact its consolidated results of operations and cash flows for its variable rate bank borrowings. Also, to the extent interest rates increase, Hughes’ cost of financing could increase at such time that fixed rate debt matures and is refinanced. As of September 30, 2002, the hypothetical impact of a one percentage point increase in interest rates related to Hughes’ outstanding variable rate debt would be to increase annual interest expense by approximately $18 million.
* * *

HUGHES ELECTRONICS CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

Hughes Electronics Corporation (“Hughes”) maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within 90 days prior to the date of this report, Hughes’ Chief Executive Officer and Hughes’ Chief Financial Officer evaluated, with the participation of Hughes’ management, the effectiveness of Hughes’ disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Hughes’ Chief Executive Officer and Hughes’ Chief Financial Officer concluded that Hughes’ disclosure controls and procedures are effective. There were no significant changes in Hughes’ internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

* * *

HUGHES ELECTRONICS CORPORATION

PART II

ITEM 1. LEGAL PROCEEDINGS

Summarized below, for the quarter ended September 30, 2002 and through the date of this filing, are changes in material pending legal proceedings involving Hughes Electronics Corporation (“Hughes”). For further information, refer to the Hughes Annual Report on Form 10-K for the year ended December 31, 2001 and the Hughes Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2002, May 6, 2002 and August 14, 2002, respectively, and Current Reports on Form 8-K, filed with the SEC through the date of this report. Also, for further information, refer to Note 11 to the consolidated financial statements included in this filing.

(a)  Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Hughes became, or was, a party during the quarter ended September 30, 2002 or subsequent thereto, but before the filing of this report are summarized below:

DIRECTV, Inc. (“DIRECTV”) has filed a lawsuit against NDS Limited (“NDS”), the provider of DIRECTV’s conditional access system. The lawsuit, which was filed under seal in U.S District Court in Los Angeles on September 6, 2002, alleges, among other things, breach of contract, fraud, breach of warranty and misappropriation of trade secrets. DIRECTV is seeking relief from the court that includes compensatory and other damages, delivery of software technology required by the contract, and a preliminary and permanent injunction that would enjoin NDS from engaging in further breaches of contract and misappropriation of trade secrets. NDS filed a counterclaim against DIRECTV and a chip manufacturer, alleging that DIRECTV and the chip manufacturer misappropriated NDS’s intellectual property and infringed NDS’s patents in developing new conditional access cards. NDS is seeking injunctive relief as well as an unspecified amount in restitution, disgorgement of profits and punitive damages. DIRECTV disputes these allegations, believes that the counterclaim is without merit, and will vigorously defend the claims made by NDS.

* * *

On October 10, 2002, the Federal Communications Commission (“FCC”) announced that it declined to approve the transfer of the licenses necessary to allow the completion of the combination of the Hughes business with EchoStar Communications Corporation (“EchoStar”) by means of a merger (“Merger” or “EchoStar Merger”) to close without a public hearing. Accordingly, the application has been designated for hearing by an administrative law judge. The FCC, however, has given the parties until November 27, 2002 to file an amended application to address the FCC's concerns and to file a petition to suspend the hearing. On October 31, 2002, the U.S. Department of Justice (“DOJ”), twenty-three states, the District of Columbia and Puerto Rico filed a complaint for permanent injunctive relief in the United States District Court for the District of Columbia against EchoStar, General Motors Corporation (“GM”), Hughes and DIRECTV Enterprises LLC. The suit seeks to permanently enjoin the Merger and a declaration that the proposed Merger violates Section 7 of the Clayton Act. On November 5, 2002, the District Court denied the defendants’ petition for an expedited trial. GM and Hughes will continue to coordinate their efforts with EchoStar to proceed in accordance with the terms of the merger agreement. However, no assurances can be given that the required regulatory clearances and approvals will be obtained from the DOJ and the FCC within the timeframes required by the merger agreement, or if so obtained, that all other conditions to the transactions will be satisfied such that the Merger can be completed.

* * *

HUGHES ELECTRONICS CORPORATION

As previously reported, on October 4, 2001, a DIRECTV dealer named Robert Garcia filed a class action complaint in Los Angeles Superior Court, asserting chargeback/commission claims. DIRECTV’s demurrer to the complaint, or in the alternative, to compel arbitration, was heard on April 9, 2002. On April 22, 2002, the court entered an order granting in part and denying in part DIRECTV’s demurrer, and compelling plaintiffs to pursue their individual claims in an American Arbitration Association (“AAA”) arbitration. The court’s order purports to retain jurisdiction, however, in order to determine whether the prerequisites for class treatment of dealer claims within an AAA arbitration are met. DIRECTV filed a notice of appeal of the court’s order, and filed its opening brief on appeal on July 26, 2002.

* * *

As previously reported, four DIRECTV dealers, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc., filed a class action complaint against DIRECTV and Hughes in Oklahoma State Court, alleging claims ranging from breach of contract to fraud, promissory estoppel, antitrust and unfair competition. On August 17, 2001, the court ordered the plaintiffs to pursue their claims in arbitration. In March 2002, DIRECTV filed a motion for a final order of arbitration. Plaintiffs then filed a motion requesting the court to order that a single arbitration be permitted on a class wide basis. DIRECTV removed the action to federal court, plaintiffs moved to remand to state court and the federal court granted remand to state court on August 8, 2002. The state court entered its final order compelling plaintiffs to pursue their individual claims in arbitration in Los Angeles, California, but purporting to retain jurisdiction to determine whether the prerequisites for class treatment of dealer claims within an arbitration are met, on September 5, 2002. DIRECTV filed a notice of appeal of the order, and the State Supreme Court issued an order to show cause as to why the appeal should not be dismissed.

* * *

(b)  Previously reported legal proceedings which have been terminated, either during the quarter ended September 30, 2002, or subsequent thereto, but before the filing of this report are summarized below:

None

* * *

HUGHES ELECTRONICS CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit Number	Exhibit Name	Page No.
3.1	Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation, dated June 21, 2002

3.2	Amended and Restated By-laws of Hughes Electronics Corporation, dated as of May 24, 2001

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  REPORTS ON FORM 8-K.

Two reports on Form 8-K dated July 11, 2002 and July 15, 2002 were filed during the quarter ended September 30, 2002 reporting matters under Item 5, Other Events. Three reports on Form 8-K dated July 31, 2002, August 14, 2002 and September 25, 2002 were submitted to the Securities and Exchange Commission during the quarter ended September 30, 2002 reporting matters under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 9 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference these reports into a filing under the Securities Act or the Securities Exchange Act.

* * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUGHES ELECTRONICS CORPORATION (Registrant)

Date November 14, 2002	By	/s/ MICHAEL J. GAINES
(Michael J. Gaines, Vice President and Chief Financial Officer)

HUGHES ELECTRONICS CORPORATION

CERTIFICATIONS

I, Jack A. Shaw, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hughes Electronics Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By	/s/ JACK A. SHAW
Jack A. Shaw President and Chief Executive Officer

HUGHES ELECTRONICS CORPORATION

I, Michael J. Gaines, Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hughes Electronics Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By	/s/ MICHAEL J. GAINES
Michael J. Gaines Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description

3.1	*	Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation, dated June 21, 2002.

3.2	*	Amended and Restated By-laws of Hughes Electronics Corporation, dated as of May 24, 2001.

99.1	*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.