Form 10-K
period 2002-12-31
HUGHES ELECTRONICS CORP
filed 2003-03-11
CIK 944868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of December 31, 2002, there were outstanding 200 shares of the issuer’s $0.01 par value common stock.

The registrant has met the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

HUGHES ELECTRONICS CORPORATION

CAUTIONARY STATEMENT FOR PURPOSE OF THE “SAFE HARBOR” PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K may contain certain statements that Hughes Electronics Corporation (“Hughes”) believes are, or may be considered to be, “forward-looking statements,” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause Hughes’ actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, but are not limited to, economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, including political, economic and social uncertainties in many Latin American countries in which DIRECTV Latin America, LLC operates, foreign currency exchange rates, ability to obtain export licenses, competition, the outcome of legal proceedings, ability to achieve cost reductions, ability to timely perform material contracts, ability to renew programming contracts under favorable terms, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, loss of uninsured satellites, ability of customers to obtain financing, Hughes’ ability to access capital to maintain its financial flexibility, and the effects of the strategic options that General Motors Corporation is currently evaluating for Hughes as noted in Item 1. Business.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and Hughes undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

HUGHES ELECTRONICS CORPORATION

PART I

ITEM 1. BUSINESS

Hughes Electronics Corporation (“Hughes”) is a wholly-owned subsidiary of General Motors Corporation (“GM”). Hughes is a Delaware corporation incorporated in 1977 and was acquired by GM in 1985.

The GM Class H common stock is a “tracking stock” of GM designed to provide holders with financial returns based on the financial performance of Hughes. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).

On October 28, 2001, Hughes and GM, together with EchoStar Communications Corporation (“EchoStar”), announced the signing of definitive agreements that provided for the split-off of Hughes from GM and the subsequent merger of the Hughes business with EchoStar (the “Merger”). Hughes, GM and EchoStar entered into a termination agreement on December 9, 2002, pursuant to which GM, Hughes and EchoStar agreed to terminate the merger agreement and certain related agreements. Under the terms of the termination agreement, EchoStar paid Hughes $600 million in cash and Hughes retained its 81% ownership position in PanAmSat Corporation (“PanAmSat”).

GM has announced that it is currently evaluating a variety of strategic options for Hughes, including a reduction or elimination of its retained economic interest in Hughes, transactions that would involve strategic investors and public offerings of GM Class H common stock or related securities for cash or in exchange for outstanding GM debt obligations. Any such transaction might involve the separation of Hughes from GM. GM and Hughes have engaged in preliminary discussions with some parties. No other decisions have been made regarding which options or combinations of options, if any, GM will pursue. Due to the numerous uncertainties involved in these matters, there can be no assurance that any transaction or offering will be announced or completed or as to the time at which such a transaction or offering might be completed.

On February 28, 2003, GM announced plans to contribute approximately 150 million shares of GM Class H common stock to certain of its United States (“U.S.”) employee benefit plans. GM expects to make the contribution during the month of March 2003. The contribution would increase the amount of GM Class H common stock held by GM’s employee benefit plans to approximately 330 million shares and reduce GM’s retained economic interest in Hughes to approximately 20.0% from 30.7%.

Hughes is a world-leading provider of digital television entertainment, broadband satellite networks and services, and global video and data broadcasting. Hughes has been a pioneer in many aspects of the satellite communications industry, and its technologies have driven the creation of new services and markets and have established Hughes as a leader in each of the markets it serves.

Hughes provides advanced communications services on a global basis and has developed a wide range of entertainment, information and communications services for home and business use, including video, data, voice, multimedia and Internet services. Hughes believes that these service businesses have the potential to generate significant growth, profitability and value.

Hughes’ businesses include:

•

DIRECTV, the world’s leading digital multi-channel entertainment service, based on the number of subscribers.    DIRECTV includes businesses in the United States and Latin America, which constitute Hughes’ Direct-To-Home Broadcast segment. As of December 31,

HUGHES ELECTRONICS CORPORATION

2002, DIRECTV Holdings LLC (“DIRECTV” or “DIRECTV U.S.”) had approximately 11.2 million subscribers in the United States and DIRECTV Latin America, LLC (“DLA” or “DIRECTV Latin America”) had approximately 1.6 million subscribers in Latin America. Average monthly revenue per subscriber (commonly referred to as “ARPU”) for DIRECTV U.S. subscribers was about $59.80 in 2002, which Hughes believes is the highest video related ARPU in the U.S. multi-channel video program distribution (“MVPD”) industry. DIRECTV Latin America’s ARPU during 2002 was approximately $35 per month which includes about $27 from programming subscriptions, with the remainder derived from fees associated with leased equipment. On December 13, 2002, Hughes announced that DIRECTV Broadband, Inc. (“DIRECTV Broadband”), formerly known as Telocity Delaware, Inc. (“Telocity”), would close its high-speed Internet service business in the first quarter of 2003 and transition existing customers to alternative service providers.

•	Hughes Network Systems, the world’s leading provider of broadband satellite networks and services to both consumers and enterprises. Hughes Network Systems, Inc. (“HNS”), which has more than a 50% share of the global market for very small aperture terminal (“VSAT”) private business networks and 158,000 DIRECWAY broadband consumer customers as of December 31, 2002, constitutes the Network Systems segment of Hughes. HNS is one of the two largest manufacturers of DIRECTV® subscriber equipment, having shipped over 10 million units. HNS is also leading the development of the SPACEWAY® service, a next-generation satellite-based broadband communications platform that is expected to provide customers with high-speed, two-way data communications on a more cost-efficient basis than systems that are currently available. SPACEWAY is expected to begin commercial service in North America in 2004.

•	PanAmSat, the owner and operator of one of the world’s largest commercial satellite fleets. PanAmSat, a publicly held company of which Hughes owns approximately 81%, constitutes Hughes’ Satellite Services segment. PanAmSat owns and operates 21 satellites that are capable of transmitting signals to geographic areas covering 98% of the world’s population. PanAmSat provides satellite capacity for the transmission of cable and broadcast television programming from the content source to the cable operator or to the consumer’s home. PanAmSat’s satellites serving the U.S. deliver more than 100 of the leading cable television channels to and is capable of reaching 10,000 cable head-ends, representing approximately 69 million cable households. PanAmSat’s global fleet also serves as transmission platforms for eight direct-to-home services worldwide. In addition, PanAmSat provides satellite services to telecommunications carriers, corporations and Internet service providers (“ISPs”), for the provision of satellite-based communications networks, including private business networks employing VSATs and international access to the U.S. Internet backbone.

Corporate Strategy

There have been several recent developments and changes in strategy affecting Hughes’ businesses that Hughes believes will result in stronger operational and financial performance and help to maximize its opportunity to create shareholder value:

•	Focus on Profitable Growth. Hughes’ strategy is to place a much greater focus on increasing profitability and cash flow while simultaneously growing its businesses. For example, in 2002, DIRECTV U.S. capitalized on the significant operating leverage resulting from the more than 11 million subscribers on its platform and increased its operating profit by $437 million, while also adding 1,050,000 net new owned and operated subscribers.

•	Restructure Unprofitable Businesses and Reduce Cash Requirements. Hughes is moving aggressively to restructure or shutdown those businesses which are not operating

HUGHES ELECTRONICS CORPORATION

profitably and have required large cash investments. Hughes’ objective is to implement new business plans to quickly reduce cash requirements and improve the returns on these businesses. For example, in January 2003, DIRECTV Latin America announced the commencement of discussions with certain programmers, suppliers and business associates to address DLA’s current financial and operational challenges. The objective is to reduce the cash requirements of the business and to restructure DLA in a way that ensures its long-term profitability. Other cash conservation measures include the closing of the DIRECTV Broadband business in the first quarter of 2003 and pursuing a limited growth strategy for the consumer DIRECWAY business.

•	Focus on Long-Term Ownership Structure. As discussed above, Hughes and GM plan to address and determine the appropriate long-term ownership structure of Hughes in a way that benefits both GM $1- 2/3 and GM Class H shareholders.

Competitive Advantages

Hughes believes that it has several important competitive advantages in the markets in which it competes. Hughes believes these competitive advantages should enable it to achieve sustainable market leadership positions and continue its strong revenue and earnings growth. These competitive advantages include:

•	DIRECTV Brand and Service. In the United States, DIRECTV has a leadership position in the U.S. MVPD market, highlighted by:

•	One of the largest MVPD subscriber bases. DIRECTV is the second largest MVPD provider and the largest Direct Broadcast Satellite (“DBS”) provider in the United States, based on number of subscribers. As of December 31, 2002, DIRECTV had approximately 11.2 million subscribers, including subscribers receiving the DIRECTV® service from National Rural Telecommunications Cooperative (“NRTC”) members and affiliates. Hughes believes that DIRECTV’s large subscriber base provides it with opportunities to obtain programming on favorable terms and secure unique and exclusive programming.

•	Leading Brand Name. As a result of DIRECTV’s considerable advertising and marketing efforts since the launch of its services in 1994, DIRECTV has developed a leading brand name. Results from a recent study commissioned by DIRECTV indicated that over 70% of consumers in the United States are aware of the DIRECTV satellite television service. Hughes believes the strength of the DIRECTV brand is an important factor in its ability to attract new customers. In addition, Hughes believes the DIRECTV brand name enhances its ability to secure strategic alliances with programmers, distributors and other technology and service providers.

•	Substantial Channel Capacity and Programming Content. DIRECTV currently distributes approximately 800 digital-quality video and audio channels, of which approximately 270 are distributed to the 48 contiguous states of the United States and the remainder are regional and local channels. As a result of its significant channel capacity, Hughes believes DIRECTV is able to deliver to its customers one of the widest selections of programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET™. As of December 31, 2002, DIRECTV offered local channels in 51 major metropolitan markets, which included approximately 72 million, or 67% of U.S. television households. DIRECTV expects to launch DIRECTV 7S in the fourth quarter of 2003. Assuming a successful launch of DIRECTV 7S, DIRECTV expects to provide local channel coverage to approximately 100 markets representing approximately 90 million, or 84%, of U.S. television households.

HUGHES ELECTRONICS CORPORATION

•	High-Quality Digital Picture and Sound. DIRECTV’s video and audio programming is 100% digitally delivered, providing customers with digital-quality video pictures and CD-quality sound. This compares favorably with those cable providers that continue to offer popular programming in an analog format and only offer a limited selection of digital channels for an additional fee.

•	Superior Customer Service. DIRECTV has been recognized for attaining top rankings in studies measuring customer service performance in its industry. For example, DIRECTV ranked “#1 in Customer Satisfaction Among Satellite/Cable TV Subscribers” according to the J.D. Power and Associates 2002 Syndicated Residential Cable/Satellite TV Customer Satisfaction StudySM. DIRECTV believes that providing high-quality customer service is an important element in reducing its churn rate and attracting new subscribers. DIRECTV has approximately 7,200 customer service representatives in 10 locations. DIRECTV’s customer service representatives are available by telephone 24 hours a day, 7 days a week to handle account payments, subscriptions for new services or programming, activation, technical troubleshooting, billing questions and other customer requests.

•	Market Leadership. Hughes believes that its global leadership positions in its target markets—digital multi-channel entertainment and information, satellite transponder leasing and private business networks—enable it to achieve economies of scale. The entertainment, information and communications services businesses generally are characterized by higher upfront fixed costs with relatively lower variable operating costs. A market leadership position enables some of the costs of developing expanded services, such as infrastructure costs, to be spread across a larger customer base allowing for a more affordable service for customers and a more profitable service for Hughes.

•	Global Spectrum, Orbital Slots and Satellite Technology Advantages. Operation of an international satellite fleet requires significant international and U.S. regulatory approvals. Hughes considers its regulatory authorization to use desirable broadcast spectrum and its orbital slots to be a competitive advantage. For example, DIRECTV has licenses to broadcast its services from 46 frequencies (out of a total of 96 DBS assigned frequencies) over the continental United States. In addition, Hughes believes that PanAmSat’s global transmission capability, especially its ability to transmit signals among many of the world’s major regions, utilizing 16 orbital slots as of December 31, 2002, provides it with a competitive advantage over commercial competitors who operate satellite fleets limited to regional coverage.

Hughes also believes that satellite-based service offerings have inherent competitive advantages over ground-based services for many applications. These include:

•	the ability to economically broadcast hundreds of channels to millions of recipients over very wide geographic areas through a single supplier with little incremental cost per end user;

•	the potential for low cost, two-way communications to areas of low population density; and

•	the ability to roll-out new services to a large number of customers quickly.

Hughes believes that its ability to develop leading satellite technologies has helped it become a leader in each of its businesses, and it intends to continue to develop new technologies to maintain these leadership positions.

•

Comprehensive Portfolio of Global Satellite Services.    Hughes believes that its presence in several major segments of the entertainment, information and communications services industry provides it with operating synergies and allows it to respond to the latest industry

HUGHES ELECTRONICS CORPORATION

growth trends. Historically, Hughes has leveraged its systems expertise to develop new service businesses such as DIRECTV, satellite transponder leasing and DIRECWAY. Hughes believes that the breadth of its services and products positions it to capitalize on the convergence of entertainment, information and the Internet for both individual consumers and business enterprises.

DIRECTV U.S.

Overview.    DIRECTV launched its direct-to-home television service in the United States in June 1994. DIRECTV provides customers with access to hundreds of channels of digital video and audio programming that is broadcast directly to customers’ homes or businesses via high-power geosynchronous satellites. To subscribe to the DIRECTV service, customers purchase or lease the receiving equipment, which, in general, consists of a receiving dish antenna as small as 18 inches, a digital set-top receiver and a remote control.

Subscribers.    DIRECTV is the largest provider of DBS television services and the second largest MVPD provider in the United States, based on the number of subscribers. As of December 31, 2002, DIRECTV had about 11.2 million subscribers, of which 9.5 million are owned and operated by DIRECTV and 1.7 million are subscribers who receive the DIRECTV service from the members and affiliates of the NRTC. Pursuant to an agreement between DIRECTV, Inc. and the NRTC entered into in 1992, the NRTC has the exclusive right to distribute DIRECTV services transmitted from 27 of the 32 frequencies located at the 101 degree west longitude orbital slot to customers located primarily in rural areas of the United States. The term of this agreement continues during the useful life of DIRECTV’s initial direct-to-home satellite, DIRECTV 1. The NRTC separately contracted with its members and affiliates to provide them with rights to market and sell these services. The NRTC pays DIRECTV a 5% fee on the revenues from these services, which are branded using the DIRECTV name pursuant to a trademark license agreement between DIRECTV and the NRTC. The NRTC “territories” comprise approximately 13 million of the approximately 107 million U.S. television households.

DIRECTV has also separately contracted with the NRTC and with Pegasus Satellite Television, Inc. (“Pegasus”), the NRTC’s largest affiliate whose territory covers approximately 11 million of the 13 million NRTC households. DIRECTV’s agreements with each of the NRTC and Pegasus permit each of them to market and sell services, including premium services, that DIRECTV transmits from the other 5 frequencies located at the 101 degrees west longitude orbital slot, as well as frequencies located at the 110 degrees and 119 degrees west longitude orbital slots. With respect to these separately contracted services, the NRTC and Pegasus pay DIRECTV approximately 90% of subscriber revenue generated, with the exception of the DIRECTV PARA TODOSTM service, for which DIRECTV receives approximately 20% of the subscriber revenue generated. As of December 31, 2002, approximately 1.3 million of the 1.7 million NRTC subscribers were customers of Pegasus.

Subscriber Churn.    Subscriber churn is a measure of the number of customers who disconnect service each month expressed as a percentage of total subscribers. In 2002, DIRECTV’s net owned and operated subscriber churn rate was about 1.6% per month, compared to a reported average monthly churn rate of about 2.5% for the cable television industry. DIRECTV has implemented several initiatives designed to reduce subscriber churn. For example, DIRECTV requires new customers to commit to 12 months of service in order to qualify for lower equipment prices or other benefits. In the fourth quarter of 2002, approximately 95% of DIRECTV’s new customers signed up for a 12-month commitment when they activated their programming. Through its commission structure and marketing efforts, DIRECTV is also working with retailers to promote sales of multiple set-top receivers.

HUGHES ELECTRONICS CORPORATION

Subscribers of multiple set-top receivers typically subscribe to DIRECTV’s service longer and provide higher ARPU. DIRECTV plans to continue to offer consumer promotions, loyalty programs and dealer programs in an effort to improve overall subscriber retention.

Programming and Enhanced Services.    As of December 31, 2002, DIRECTV distributed approximately 800 digital-quality channels of programming, including about 125 basic entertainment channels, 31 premium movie channels, over 20 regional and specialty sports networks, an aggregate of over 530 local channels, over 35 Spanish and Chinese language special interest channels, and up to 55 pay-per-view movie and event choices. DIRECTV also offers more than 30 digital music channels for its customers.

As of December 31, 2002, DIRECTV offered local channels in 51 major metropolitan markets, which included approximately 72 million, or 67% of U.S. television households. DIRECTV expects to launch DIRECTV 7S in the fourth quarter of 2003. Assuming a successful launch of DIRECTV 7S, DIRECTV expects to provide local channel coverage to approximately 100 markets representing approximately 90 million, or 84%, of U.S. television households.

DIRECTV also provides premium sports and other premium programming such as THE NFL SUNDAY TICKET, which allows subscribers, subject to local restrictions, to view as many as 14 National Football League games played each Sunday during the regular season. DIRECTV is the exclusive DBS provider of THE NFL SUNDAY TICKET. In December 2002, DIRECTV announced a five-year agreement with the NFL for the exclusive DBS television rights to NFL SUNDAY TICKET through 2007 and the exclusive multi-channel television rights through 2005. The agreement with the NFL will allow DIRECTV to distribute expanded programming to its NFL SUNDAY TICKET subscribers, including the NFL CHANNEL on DIRECTV. The agreement will also allow DIRECTV to provide its NFL SUNDAY TICKET subscribers who have the appropriate set-top receiver equipment with exclusive enhanced technical innovations, which may include high-definition telecasts, viewer-selected cameras and replays and other advanced digital technology. Hughes believes that DIRECTV’s increased channel offerings and large subscriber base provide DIRECTV with a competitive advantage in acquiring subscribers and obtaining programming from leading content providers on favorable terms.

DIRECTV U.S. provides Spanish language programming through its DIRECTV PARA TODOS service. This service was launched nationwide during the first quarter of 2000. DIRECTV PARA TODOS currently provides programming packages that provide more than 30 Spanish language special interest channels with up to 115 English language channels, including CNN en Espanol, UniVision, GalaVision, TV Chile and other special interest channels. In addition, DIRECTV has a dedicated Spanish-speaking customer call center for subscribers of this service.

DIRECTV has introduced enhanced TV and interactive service offerings by partnering with other leading companies. The current offerings include:

•	High-Definition Channels. DIRECTV was the first MVPD provider to deliver high-definition television, or HDTV, programming. DIRECTV currently delivers four HDTV channels including programming from Home Box Office (HBO East channel), Showtime (Showtime’s East Coast SHOWTIME HDTV channel), HDNET (the only all-HDTV national network) and a pay-per-view channel featuring movies from New Line Cinema, Dreamworks and MGM. In addition, DIRECTV expects to offer high-definition telecasts of professional football games as early as the 2003 NFL regular season to its NFL SUNDAY TICKET subscribers. An HDTV-enabled receiver and television is required to receive HDTV programming.

HUGHES ELECTRONICS CORPORATION

•	Digital Video Recorders. Set-top receivers are available to DIRECTV customers that incorporate a digital video recorder (“DVR”). These products digitally record up to 35 hours of television programs without videotape and allow customers to pause and rewind live television, create their own television programming lineups based on personal preferences and watch one live program while simultaneously recording another. In February 2002, DIRECTV agreed upon an expanded strategic relationship with TiVo, Inc. (“TiVo”), positioning TiVo as the primary provider of DVR technology for DIRECTV’s next generation of integrated digital satellite receivers. Under this agreement, DIRECTV developed the advanced DIRECTV DVR Receiver with TiVo, which was launched during the 2002 holiday season. The new receiver enables DIRECTV to provide customers a suite of DVR-based services and capabilities at lower equipment costs. The DIRECTV DVR Receiver is distributed through many of DIRECTV’s standard distribution channels. DIRECTV maintains control over customer service, packaging and pricing for its DVR services. In January 2003, DIRECTV announced that by the end of the year, in conjunction with TiVo, it would introduce DVR receivers with significantly expanded storage capacity, some of which will be capable of recording high-definition programming.

•	DIRECTV INTERACTIVE. In 2000, DIRECTV introduced the DIRECTV INTERACTIVE service, which enables DIRECTV subscribers to access interactive and data-enhanced programming and advertising and perform e-commerce transactions with a Wink enabled DIRECTV receiver. Through Wink Communications, Inc.’s relationships with more than 25 programming networks and more than 50 national advertisers, DIRECTV INTERACTIVE allows viewers watching Bloomberg, CBS, CNBC, CNN, E!, TBS and other channels to interact with program information and commercials. For example, using their remote control, viewers can request additional information on demand such as local weather forecasts, sports scores, stock quotes, product information and coupons through their television. In addition, DIRECTV customers have access to dedicated “virtual” channels from The Weather Channel, Barnes & Noble, NBC and ESPN that utilize full-screen graphics and text to deliver information, entertainment, sports and e-commerce shopping services. The DIRECTV INTERACTIVE services are available at no additional monthly cost to the 5 million DIRECTV customers with a Wink-enabled DIRECTV receiver. Nearly all of the DIRECTV receivers manufactured today, other than HDTV or DVR set-top receivers, are Wink-enabled.

Average Monthly Revenue Per Subscriber.    ARPU is a measure of the monthly revenue DIRECTV collects from each owned and operated subscriber. In 2002, DIRECTV’s ARPU was $59.80 per month, which Hughes believes is the highest video related ARPU in the U.S. MVPD industry. DIRECTV believes it is able to achieve its industry-leading video ARPU by offering exclusive programming, such as THE NFL SUNDAY TICKET, a wide variety of premium movie channels and an extensive selection of up to 55 pay-per-view movie and event choices.

Cost Structure.    DIRECTV’s primary expenses are programming and customer service costs as well as costs to acquire new subscribers. Like other multi-channel television operators, DIRECTV generally pays for programming based on the number of customers on the DIRECTV platform, and a significant number of its contracts include most favored nation (“MFN”) clauses in its agreements with programmers. MFN clauses provide that DIRECTV will pay no more for programming than do other multi-channel operators with subscriber bases equal to or less than the size of DIRECTV’s subscriber base. In addition, DIRECTV also incurs customer service related costs, which are also highly dependent on the number of DIRECTV subscribers. In total, variable costs related to programming and other cost of sales, and customer service represented approximately 51% of revenues in 2002.

HUGHES ELECTRONICS CORPORATION

In order to increase the subscriber base, DIRECTV incurs costs to acquire new customers. These subscriber acquisition costs—which include amounts paid to third parties for commissions, reduced installation and equipment prices and advertising—were about $540 per gross owned and operated subscriber addition in 2002.

Satellite Fleet and Equipment.    DIRECTV currently has a fleet of seven satellites, three of which are located at 101 degrees west longitude, two of which are located at 119 degrees west longitude, one of which is located at 110 degrees west longitude and one of which has been placed into a storage orbit above the geostationary orbit arc as an in-orbit spare. Most of DIRECTV’s programming is distributed from the satellites at the 101 degrees west longitude. The Federal Communications Commission (“FCC”) licensed DIRECTV to operate 46 DBS frequencies at the following orbital positions: 11 frequencies at the 119 degrees west longitude orbital location, three frequencies at the 110 degrees west longitude orbital location, and 32 frequencies at the 101 degrees west longitude orbital location. In the fourth quarter of 2003, DIRECTV expects to launch DIRECTV 7S, a high powered spot-beam satellite manufactured by Loral Corporation that will be positioned at 119 degrees west longitude. This satellite will include spot-beam technology, which will allow DIRECTV to substantially increase its capacity to deliver local channels in additional markets. The spot-beams have been designed to maximize the number of local markets served across the U.S., while providing additional backup capability for current local programming.

DIRECTV receiving equipment is manufactured by HNS and a number of name brand consumer electronics companies, including RCA/Thomson Consumer Electronics and Samsung Electronics. Basic equipment prices paid by consumers have fallen steadily from the initial $699-$899 range in June 1994 to about $49-$99 today. Generally, the consumer offer includes a free standard professional installation of the DIRECTV receiving equipment and in many cases, retailers offer special promotions whereby the receiving equipment is also free to the customer.

Distribution Channels.    The customer equipment necessary to receive the DIRECTV service is distributed to consumers through various channels covering a national network comprised of approximately 30,000 retail locations, including many retailers who distribute DIRECTV as their exclusive satellite service. National consumer electronics stores such as Best Buy, Circuit City and RadioShack, as well as independent satellite television retailers, sell the DIRECTV receiving equipment and solicit subscriptions for DIRECTV programming packages. Consumers can also purchase DIRECTV receiving equipment through mass merchant channels or subscribe to the service through the Internet and a toll-free telephone number.

Competition.    DIRECTV faces competition from a number of services, including cable television operators, satellite system operators (both C-band and DBS) and terrestrial wireless operators. The FCC reported in December 2002 that cable television operators currently have approximately 69 million customers or 77% of all MVPD television subscribers in the U.S. Many cable operators now offer digital-quality programming that has improved picture quality and greater channel selection compared to traditional analog cable television service. In addition, most cable operators have introduced high-speed Internet access and some also offer telephony to their customers.

DIRECTV Latin America

Overview.    DLA, through local operating companies (“LOC’s”), currently provides the DIRECTV service in 28 markets in Latin America and the Caribbean basin. Introduced in mid-1996, DLA was the first digital direct-to-home broadcast satellite television service available in Latin America and currently has the capacity to provide over 355 digital video channels. Hughes owns about 75% of DLA, with Darlene Investments, LLC owning approximately 21% and Grupo Clarín S.A. (“Clarin”) owning the remaining 4%.

HUGHES ELECTRONICS CORPORATION

Latin America has faced very difficult economic and political conditions over the last two years. Major markets, such as Argentina, Brazil and Venezuela, have been experiencing significant currency devaluations, high unemployment rates and/or civil unrest due to economic and political uncertainty. As a result of these conditions and its high fixed costs and substantial debt levels, DLA has increased its focus on cash conservation and is in discussions with certain programmers, suppliers and business associates. These discussions are aimed at addressing DLA’s current financial and operational challenges with the objective of reducing the cash requirements of the business and restructuring DLA to increase the likelihood of achieving long-term profitability. If the discussions do not result in a reasonable agreement in the near future, DLA would consider other options, including the restructuring of the company under Chapter 11 of the U.S. bankruptcy law. Even if DLA does seek court protection, there are no plans for any of the LOC’s to seek court protection. Thus, operations in all of the markets across Latin America are presently expected to continue.

Subscribers.    As of December 31, 2002, DLA had about 1.6 million subscribers throughout Latin America. DLA is pursuing a more selective growth strategy, by focusing only on those countries with more stable economic conditions and where DLA is experiencing growth and rapid investment payback. Additionally, DLA has in place acquisition filters such as incentives to pay by credit card, which DLA believes will result in new customers with improved credit profiles. While this strategy will result in a reduction in the number of new subscribers DLA attains, this more selective approach is expected to result in lower cash requirements and churn rates and better overall subscriber economics for DLA.

During 2002, ARPU in the Latin American region was about $35 per month compared to $43 in 2001 due to significant currency devaluations in the region. In 2002, approximately $27 was generated from monthly programming subscriptions, with the remainder derived from fees associated with leased equipment. Unlike DIRECTV U.S. where the vast majority of subscribers own their receiving equipment, nearly all DLA subscribers lease their equipment from the LOC’s.

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

DLA has introduced a wide range of multimedia products in Argentina, Brazil, Venezuela, Mexico and Puerto Rico, including interactive television applications such as online information and financial applications, video games, an interactive television program guide and e-mail applications. DLA believes these Internet-like applications, when bundled with its high quality programming, will be attractive to existing and prospective subscribers. DLA is developing these enhanced technologies in cooperation with leading technology developers and content providers.

Sales, Marketing & Distribution.    LOC’s manage on-going sales, marketing and customer service functions in their respective localities. Hughes believes that controlling ownership of the LOC’s will allow DLA to more effectively implement pan-regional strategic initiatives and manage the day-to-day

HUGHES ELECTRONICS CORPORATION

operations in these key markets. Hughes currently owns (directly or through DLA) a controlling interest in local operating companies in Mexico, Brazil, Argentina and Colombia and is negotiating for control of the LOC’s in Venezuela and Puerto Rico.

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

Satellites.    DLA provides the DIRECTV service to its customers via the Galaxy IIIC satellite that was launched in June 2002 and was placed in service in September 2002. DLA leases the transponder capacity on Galaxy IIIC from PanAmSat (see—“PanAmSat” below).

Competition.    In each of DLA’s markets, DLA competes primarily with other providers of pay television, who distribute their programming via cable, multi-channel multipoint distribution systems (“MMDS”) or satellite. DLA competes primarily on the basis of programming, price, quality, customer support, brand recognition and reputation; DLA believes that it compares favorably to its competitors in these areas. DLA’s principal direct-to-home satellite competitors in the major markets in which it operates are the operating platforms of Sky Global Networks, Inc. DLA competes with Sky Latin America primarily in Brazil, Mexico, Chile and Colombia. Affiliates of Sky Latin America have exclusive agreements with the largest local broadcast companies in each of Brazil and Mexico, which currently prevents DLA from gaining access to some important local programming and could impair DLA’s ability to attract and retain subscribers in those markets.

Hughes Network Systems

Overview.    HNS is a leading supplier of broadband satellite networks, services and products with particular emphasis on providing broadband access. HNS designs, manufactures and installs advanced networking solutions for businesses worldwide using VSAT’s. HNS has aligned its services and products into three marketing groups: Broadband Products and Services, Set-top Box Products and Carrier Services and Products.

Broadband Products and Services.    HNS has sold satellite-based broadband products and services to enterprises since 1987 and to consumers since 1997. HNS is the leading supplier of satellite-based VSAT private business networks. Since 1987, HNS has had more than 400,000 VSAT’s shipped to or ordered from a variety of business customers worldwide, including GM, DaimlerChrysler, Ford, Toyota, Chevron, Texaco, Exxon Mobil, Amoco, Wal-Mart, GTech, Jack In the Box and Wendy’s International. VSAT’s are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable and cost effective applications such as credit card verification, inventory tracking and control and video teleconferencing. More recently, HNS has expanded its offering to include new services to meet customers’ evolving broadband requirements such as Intranet/Internet communications, in-store music and streaming media.

HUGHES ELECTRONICS CORPORATION

In 1997, HNS introduced DirecPC®, a consumer Internet access service, which receives high-speed data transmissions from a satellite through a small dish antenna and transmits data out through a telephone line. In 2001, HNS introduced a “two-way” service marketed under the DIRECWAY® brand where the data is both received and transmitted over the satellite through a small transmit/receive dish antenna. For consumers, the advantages of two-way communications are important because it eliminates the need for a second telephone line, eliminates the tedious log-on process by providing an “always-on” connection, and provides faster download speeds. Primarily due to the high upfront costs incurred by HNS to add new subscribers to the DIRECWAY consumer service, HNS will pursue a limited growth strategy until the economics of the business improve. As of December 31, 2002, HNS had signed up 158,000 one-way and two-way DIRECWAY consumer customers.

As part of its broadband strategy, HNS intends to launch the SPACEWAY system in North America in 2004. As of December 31, 2002, approximately $1.4 billion of the total $1.8 billion investment had been spent on the SPACEWAY system, which will consist of three in-orbit satellites built by Boeing Satellite Systems, Inc. (“BSS”), and ground systems provided by HNS.

The SPACEWAY platform will enable HNS to offer high-speed “bandwidth-on-demand” providing customers with the ability to transmit and receive via satellite any combination of data, video, audio, and multimedia while paying only for the amount of bandwidth they use. Utilizing the Ka-band spectrum, the SPACEWAY platform will have additional features such as spot-beam technology and on-board processing that allow the satellites to efficiently reuse spectrum and provide peer-to-peer applications like video conferencing, distance learning and telemedicine. Utilizing its expertise in private business networks and advanced satellite-based communications technology, HNS plans to offer new broadband services via the SPACEWAY platform primarily to its “blue-chip” enterprise customer base.

Set-top Box Products.    HNS began manufacturing subscriber equipment for DIRECTV in 1996 and is now a leading supplier of this equipment with over 10 million units shipped through December 31, 2002. HNS is able, on short notice, to increase its production of DIRECTV receivers to enable DIRECTV to meet subscriber demand. HNS intends to continue helping DIRECTV meet its objectives through the production of DIRECTV receiving equipment including high-definition television set-top boxes, digital video recorders, multi-satellite receiving equipment for local channels in certain DIRECTV markets and Wink-enabled set-top boxes.

Carrier Services and Products.    HNS believes that its advanced technology and extensive experience position it to be a leading provider of satellite/wireless based communications equipment and services. In recent years, HNS has been awarded contracts to deliver ground equipment and handsets for the Thuraya and Inmarsat mobile telephony businesses, and terrestrial repeaters for XM Satellite Radio. HNS intends to continue in this market on a profitable and opportunistic basis by leveraging its technology and system integration leadership.

Competition.    HNS faces global competition in the enterprise VSAT market, principally from Gilat Satellite Networks Ltd., and ViaSat Inc., as well as from competitors employing terrestrial technologies such as frame relay and fiber. The consumer DIRECWAY business faces competition from satellite providers and from other terrestrial providers like cable companies (using cable modems) and the regional bell operating companies using DSL technology. HNS faces competition primarily from RCA/Thomson Consumer Electronics, Samsung Electronics, and Sony Corporation in the sale of DIRECTV set-top products.

HUGHES ELECTRONICS CORPORATION

PanAmSat

Overview.    PanAmSat, which is approximately 81% owned by Hughes, is a leading global provider of video, broadcasting and network services through satellites. PanAmSat is traded on the NASDAQ® stock market under the ticker symbol “SPOT.” PanAmSat leases transponder capacity on its satellites and is the distribution platform for the delivery of entertainment and information to cable television systems, television broadcast affiliates, direct-to-home television services, ISPs, telecommunications companies and other corporations and governments. PanAmSat’s customers consist of some of the world’s leading media and communications companies, including AOL Time Warner (which includes Home Box Office and Turner Broadcasting System), the BBC, News Corp. (Fox family of channels), Sony, Viacom and The Walt Disney Company (which includes ABC and ESPN). PanAmSat operates in the most mature segment of the satellite communications business, historically characterized by steady and predictable revenue streams, strong cash flows from operations, substantial revenue backlog and high barriers to entry.

PanAmSat owns and operates 21 satellites in 16 orbital slots that include approximately 913 36-megahertz equivalent transponders. At December 31, 2002, PanAmSat was utilizing approximately 71% of its useable and available transponders, which excludes transponders dedicated for backup to customers and those unavailable for regulatory or technical reasons. One of PanAmSat’s strategies is to pursue additional revenue opportunities by cross-selling incremental services to its existing customers and by pursuing new customers in new markets to absorb unutilized capacity. This strategy requires minimal incremental costs and no significant additional capital expenditures.

PanAmSat’s fleet of spacecraft makes it one of the world’s largest commercial geostationary earth orbit or “GEO” satellite networks, capable of reaching over 98% of the world’s population. It is one of only a few companies capable of servicing a global footprint through an owned fleet of satellites. PanAmSat also has one of the most sophisticated ground infrastructure networks available to support the needs of its customers. PanAmSat operates teleports in six U.S. locations, each of which provides transmission, monitoring and control services for operating its fleet. PanAmSat leases such services outside of the United States to support the remainder of its worldwide satellite fleet.

Part of PanAmSat’s strategy is to expand into new markets. PanAmSat has positioned certain satellites to cover markets that it has been granted access to serve, as well as markets with strong growth prospects due primarily to poor existing telecommunications infrastructure. Additionally, PanAmSat has satellites with coverage of markets in which prior regulations may have prevented penetration by satellite communications companies. Upon gaining access to these markets through liberalized regulations, joint ventures or a combination of the two, PanAmSat will have the infrastructure in place to begin servicing new customers and grow its business. For example, Mexico, Brazil and India present opportunities for this kind of business expansion.

In 2002, PanAmSat completed its $2.0 billion fleet modernization program, which added approximately 400 transponders to its fleet. The completion of this program has allowed PanAmSat to dramatically decrease its forecasted future capital expenditures, which will improve cash flow and profitability. PanAmSat is currently constructing and expects to launch up to four satellites by 2006. PanAmSat expects to launch Galaxy XII in the second quarter of 2003 and expects to launch the Galaxy XIII/Horizons-1 satellite in mid 2003. PanAmSat is currently scheduled to launch a third satellite to replace Galaxy V prior to the end of its useful life in 2005. The fourth satellite is scheduled to replace Galaxy 1R prior to the end of its useful life in 2006.

HUGHES ELECTRONICS CORPORATION

As a provider of fixed satellite services, PanAmSat operates in the most mature segment of the satellite communications business, historically characterized by steady and predictable revenue streams, strong cash flows from operations, significant revenue backlog and high barriers to entry. PanAmSat derives its revenue primarily from its video and network services. At December 31, 2002, PanAmSat had contracted backlog of approximately $5.55 billion, which compares to $5.84 billion at December 31, 2001.

Cost Structure.    PanAmSat enters into contracts with satellite manufacturers for the construction of its satellites. These contracts typically require that PanAmSat make progress payments during the period of the satellite’s construction and orbital incentive payments over the orbital life of the satellite. These and other related costs are capitalized and depreciated over the useful life of the satellite, which is typically 12 to 15 years. Satellite depreciation commences as soon as the satellite is placed into commercial operation. Satellite depreciation is typically the largest component of PanAmSat’s overall costs and expenses.

The other major operating expenses for PanAmSat are direct operating costs and selling, general and administrative (“SG&A”) costs. Direct operating costs are primarily comprised of costs to operate and maintain the satellites such as engineering and operations costs, in-orbit insurance costs and third-party charges generally associated with the provision of special events and incidental services. Direct operating costs totaled approximately 16% of total revenue in 2002. SG&A costs primarily consist of sales and marketing expenses, salaries and benefits, and corporate and administrative expenses. SG&A costs totaled approximately 12% of total revenue in 2002. PanAmSat achieved an EBITDA margin of 72.8% in 2002, which included these direct operating and SG&A costs. PanAmSat is committed to managing its operating cost structure in order to continue to maximize its operational efficiency.

Video Services.    Through its video services, PanAmSat provides satellite services for the transmission of entertainment, news, sports and educational programming worldwide. PanAmSat currently provides video services for over 300 content providers worldwide. The video services are comprised of four categories:

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

PanAmSat’s video services have been the most stable component of its business, characterized by predictable revenues from its media customers under long-term contracts. Part of PanAmSat’s strategy is to utilize the relationships PanAmSat has built with premier video content providers as a powerful marketing tool for obtaining new business. Because PanAmSat has premier programmers, such as AOL Time Warner, Disney and Viacom, under long-term agreements for capacity on particular satellites, PanAmSat has been able to attract additional programmers onto these satellites and charge appropriate rates for additional capacity on these premium satellites. Other content providers have been willing to pay higher rates to leverage the existing ground infrastructure already aimed at

HUGHES ELECTRONICS CORPORATION

PanAmSat’s satellites. In this way, other content providers access the same audience receiving an existing lineup of premier programming.

As leading media companies have come to rely on PanAmSat’s satellites to distribute their content, PanAmSat’s network has become one of the largest global video distribution platforms available today. PanAmSat’s satellite fleet in the U.S. delivers more than 100 of the leading cable television channels and is capable of reaching 10,000 cable head-ends, representing approximately 69 million cable households. In addition, PanAmSat’s satellites provide direct-to-home television services to eight direct-to-home platforms worldwide making PanAmSat one of the largest third-party providers of direct-to-home television services. PanAmSat’s strong market presence in video services has enabled it to enter into long-term contracts with its customers. At December 31, 2002, PanAmSat’s video services contracted backlog was approximately $4.69 billion, or 84%, of total contracted backlog.

Network Services.    Through PanAmSat’s network services, PanAmSat provides satellite services for relaying voice, video and data communications around the world. PanAmSat currently provides network services to telecommunications carriers, multinational corporations, network service providers and governments in over 80 countries. PanAmSat’s network services comprise four categories:

•	private business networks—secure, high speed corporate data networks used in a variety of business functions;

•	Internet services—offered to content providers and Internet service providers for improved high data rate Internet connections and point-to-multipoint content distribution;

•	carrier services—offered to telecommunications carriers to provide voice, video or data communications networks for businesses, governments and other users; and

•	government services—provided to the U.S. and foreign governments for secure voice, video or data communications.

PanAmSat views its network services as a major contributor to its future growth. The network services remain one of the fastest growing segments within satellite telecommunications, with the transport of Internet protocol content and streaming media applications generally regarded as the primary drivers of growth. Because PanAmSat’s space and ground network is designed to broadcast streaming media content to multiple locations in an efficient manner, PanAmSat’s strategy is to capture a meaningful share of the anticipated growth in these areas. At December 31, 2002, PanAmSat’s network services contracted backlog was approximately $830 million, or 15% of total contracted backlog.

Telemetry, Tracking and Control and Other Services.    In addition to the telemetry, tracking and control (“TT&C”) services PanAmSat provides for 17 of its satellites, PanAmSat also provides TT&C services for seven satellites owned by other satellite operators. PanAmSat also offers in-orbit backup service, reserving transponder capacity for certain customers. At December 31, 2002, PanAmSat’s TT&C and other services’ contracted backlog was approximately $30 million.

Competition.    PanAmSat primarily competes with companies and organizations that own or utilize satellite or ground-based transmission facilities. Satellite operators include:

•	global competitors such as Intelsat Ltd., SES Global S.A. and New Skies Satellites N.V.; and

•	regional operators expanding globally, such as Loral Space and Communications, Ltd. and numerous other regional operators and governments.

HUGHES ELECTRONICS CORPORATION

Acquisitions, Strategic Alliances and Divestitures

Hughes reviews its competitive position on an ongoing basis and from time to time considers various acquisitions, strategic alliances and divestitures in order to continue to compete effectively, improve its financial results, grow its business and allocate its resources efficiently. Hughes believes that the formation of strategic partnerships with other firms helps to bring together the necessary expertise, such as distribution, market knowledge and technology, to address competitive pressures and meet new market demands. Hughes also considers periodically making equity investments in companies with which Hughes can jointly provide services to its customers. Certain of Hughes’ financing arrangements contain limitations on Hughes’ ability to acquire and dispose of assets, as well as its ability to enter into strategic alliances. Hughes’ ability to take these actions may require the consent of Hughes’ lenders. If Hughes determines to acquire or dispose of assets, or enter into a strategic alliance, there can be no assurance that Hughes will be able to obtain such consent, if required.

During the first quarter of 2003, Hughes and America Online, Inc. (“AOL”) agreed to terminate their strategic alliance, which the companies had entered into in June 1999. In connection with the termination of the alliance, Hughes recorded a pre-tax charge of $23 million in the fourth quarter of 2002 to “Selling, general and administrative expenses” and was released from its commitment to spend up to approximately $1 billion in additional sales, marketing, development and promotion efforts in support of certain specified products and services. Under the terms of the agreement, HNS will continue to provide services to current bundled AOL broadband subscribers using the HNS high-speed Internet satellite services as the companies develop a transition plan to an unbundled service.

Regulation

Various aspects of Hughes’ businesses are subject to federal and state regulation. Noncompliance with these regulations could result in the suspension or revocation of Hughes’ licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

Hughes’ businesses are subject to government regulation, primarily by the FCC and, to a certain extent, by other federal agencies and international, state and local authorities. These regulations govern, among other things, the authorization to license the use of orbital slots for the delivery of digital television signals. In addition, Hughes occasionally receives inquiries or complaints from such authorities including state attorneys general and state consumer protection offices. These matters have been resolved in the normal course of business.

The satellite industry is highly regulated both in the U.S. and internationally. Hughes is generally subject to the regulatory authority of the U.S. government and the regulatory authority of other countries in which it operates. The ownership and operation of Hughes’ satellite systems is regulated by the FCC primarily for:

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

HUGHES ELECTRONICS CORPORATION

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

Hughes utilizes a large number of patents and trademarks, which are held by Hughes or its affiliates. Hughes believes that, in the aggregate, the rights existing under such patents, trademarks and licenses are important. Hughes believes that its competitive position is dependent on research, engineering and production capabilities. Hughes actively pursues patent and trademark protections of its technological and engineering innovations, and actively pursues enforcement of its intellectual property rights.

Environmental Regulation

Hughes is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. Hughes has an environmental management structure designed to facilitate and support its compliance with these requirements, and attempts to maintain complete compliance with all such requirements. Hughes has made and will continue to make capital and other expenditures to comply with environmental requirements. Hughes does not, however, expect capital or other expenditures for environmental compliance to be material in 2003 and 2004. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, Hughes cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on Hughes’ business.

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

Segment Reporting Data

Operating segment and principal geographic area data for 2002, 2001 and 2000 are summarized in Note 20 of the Notes to the Consolidated Financial Statements in Part II, and are incorporated herein by reference.

Other

As of December 31, 2002, Hughes and its subsidiaries had approximately 11,600 employees.

HUGHES ELECTRONICS CORPORATION

ITEM 2. PROPERTIES

As of December 31, 2002, Hughes Electronics Corporation (“Hughes”) had approximately 67 locations operating in 17 states and 43 cities in the United States and approximately 60 additional locations in 43 cities in approximately 19 countries outside the United States. At such date, Hughes owned approximately 1.4 million square feet of space and leased an additional 2.6 million square feet of space.

ITEM 3. LEGAL PROCEEDINGS

(a)  Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Hughes Electronics Corporation (“Hughes”) became, or was, a party during the year ended December 31, 2002 or subsequent thereto, but before the filing of this report are summarized below:

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for a dispute resolution process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest at a rate of 9.5% from the date of sale, the total amount of which has been provided for in Hughes’ consolidated financial statements. However, Boeing has submitted additional proposed adjustments, which are being resolved through the dispute resolution process. As of December 31, 2002, approximately $670 million of proposed adjustments remain unresolved. Hughes is contesting the matter in the arbitration process, which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated results of operations and financial position.

* * *

On June 3, 1999, the National Rural Telecommunications Cooperative (“NRTC”) filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., which Hughes refers to together in this description as “DIRECTV,” in the United States District Court for the Central District of California, alleging that DIRECTV, Inc. breached its DBS Distribution Agreement with the NRTC. Hughes Communications Galaxy, Inc. was the original party to the DBS Distribution Agreement with the NRTC and assigned its rights and obligations to and under the DBS Distributions Agreement to DIRECTV, Inc. The DBS Distribution Agreement provides the NRTC with certain distribution rights, in certain specified portions of the United States, for a specified period of time, with respect to DIRECTV® programming delivered over 27 of the 32 frequencies at the 101 degrees west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by United States Satellite Broadcasting Company, Inc. (“USSB”), over the other five frequencies at 101 degrees west longitude, and seeks recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB® programming because, among other things, the NRTC’s

HUGHES ELECTRONICS CORPORATION

exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101 degrees west longitude. The NRTC also pled, in the alternative, the right to distribute former USSB programming on a non-exclusive basis, but stipulated to dismiss this claim without prejudice on August 25, 2000. DIRECTV maintains that the NRTC’s right under the DBS Distribution Agreement is to market and sell the former USSB programming as its non-exclusive sales agent and that NRTC is not entitled to the additional claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV also filed a counterclaim against the NRTC seeking a declaration of the parties’ rights under the DBS Distribution Agreement.

On August 26, 1999, the NRTC filed a second lawsuit in the United States District Court for the Central District of California against DIRECTV alleging breach of the DBS Distribution Agreement. In this lawsuit, the NRTC is asking the court to require DIRECTV to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV derives from programming providers and other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims. On June 21, 2001, the court permitted the NRTC to amend the action to also seek an exclusive right to distribute in its territories, and to retain revenues from, “Advanced Services,” which the NRTC defines to include services such as Wink, TiVo, Ultimate TV and AOL-TV. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the so-called Advanced Services because, among other things, the services are not services transmitted by DIRECTV over the 27 frequencies as to which the NRTC has contractual rights.

Pegasus Satellite Television, Inc. (“Pegasus”) and Golden Sky Systems, Inc. (“Golden Sky”), the two largest NRTC affiliates, filed an action on January 11, 2000 against DIRECTV in the United Sates District Court for the Central District of California. The plaintiffs alleged, among other things, that DIRECTV has interfered with their contractual relationship with the NRTC. The plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its two cases against DIRECTV. The plaintiffs also alleged that DIRECTV misused their subscriber information, thereby violating plaintiffs’ trade secret rights, and interfered with their contractual relationships with manufacturers and distributors by preventing those parties from selling receiving equipment to the plaintiffs’ retailers. On October 19, 2000, Golden Sky agreed to dismiss its equipment-related claims with prejudice. On November 1, 2002, the plaintiffs and DIRECTV stipulated to the dismissal of plaintiffs’ trade secret claims without prejudice, and on October 11, 2002, Pegasus and DIRECTV stipulated to the dismissal of Pegasus’ equipment-related claims without prejudice. Neither dismissal required payment of funds by DIRECTV or plaintiffs. DIRECTV denies that it has wrongfully interfered with any of the plaintiffs’ business relationships and will vigorously defend the remaining claims in the lawsuit. DIRECTV filed a counterclaim on March 9, 2001, seeking judicial declarations that the contracts between Pegasus and the NRTC, and Golden Sky and the NRTC, do not include rights of first refusal and will terminate when the DIRECTV 1 satellite is removed from orbit. On June 21, 2001, the court permitted Pegasus and Golden Sky to amend their complaint to seek an exclusive right, also derivative from the NRTC’s claimed right, to distribute in their territories, and to retain revenues from, the “Advanced Services.” DIRECTV denies that Pegasus and Golden Sky are entitled to exclusive distribution rights to the so-called Advanced Services because, among other things, the services are not services transmitted by DIRECTV over the 27 frequencies as to which the NRTC and derivatively, Pegasus and Golden Sky, have contractual rights.

A class action suit was filed in the United States District Court for the Central District of California against DIRECTV on behalf of the NRTC’s participating members on February 29, 2000. The court certified a class on December 27, 2000. The class asserted claims identical to the claims that were asserted by Pegasus and Golden Sky in their lawsuit against DIRECTV, described in the preceding

HUGHES ELECTRONICS CORPORATION

paragraph. Similar to Golden Sky, however, the class has dismissed its equipment-related claims without prejudice. On November 1, 2002, the class and DIRECTV also stipulated to the dismissal without prejudice of the class’ trade secret claims, without payment of funds by either DIRECTV or the class. DIRECTV filed counterclaims against the class identical to those filed against Pegasus and Golden Sky as described above. On June 21, 2001, the class was also permitted to amend its complaint to seek an exclusive right, derivative from the NRTC’s claimed right, to distribute in their territories, and to retain revenues from, the “Advanced Services.” DIRECTV denies that the class is entitled to exclusive distribution rights to the so-called Advanced Services because, among other things, the services are not services transmitted by DIRECTV over the 27 frequencies as to which the NRTC and derivatively, the class, have contractual rights.

The United States District Court for the Central District of California consolidated for purposes of discovery and other pretrial proceedings each of the NRTC, Pegasus and Golden Sky and class action lawsuits described above. The court has ordered the parties to participate in a pre-trial mediation and has set each of the cases for trial on June 3, 2003. The process by which the cases will be tried has not been finally determined. An amount of loss, if any, cannot be estimated at this time in the NRTC, Pegasus and class action litigation.

DIRECTV, Inc. (herein referred to as “DIRECTV”) filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus and Golden Sky (herein referred to together as “Defendants”) to recover monies calculated at approximately $52 million that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain subscriber acquisition costs incurred by DIRECTV on account of new subscriber activations in Defendants’ territory. Defendants had ceased making payments altogether, and indicated that they did not intend to make any further payments due under the agreement. On July 13, 2001, Defendants sent notice of termination of the agreement and on July 16, 2001, Defendants answered DIRECTV’s complaint and filed a cross complaint alleging counts of fraud in the inducement, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with prospective economic advantage and violation of California Bus. and Prof. Code 17200. Defendants also thereafter removed the action to federal district court, Central District of California, where it was transferred to the judge hearing the other cases among NRTC, Pegasus and a class of NRTC members, on the one hand, and DIRECTV on the other. The court consolidated the cases for purposes of discovery and other pretrial proceedings. On September 16, 2002, the court permitted Pegasus to amend its counterclaim to eliminate the interference and Section 17200 claims, and to add claims for both rescission of the agreement and specific performance of an audit right provided in the agreement, in the event it is determined that Pegasus breached the agreement and owes money thereunder to DIRECTV. On September 30, 2002, DIRECTV moved to dismiss Pegasus’ claims for breach of the covenant of good faith and fair dealing and specific performance. The court granted DIRECTV’s motion as to the specific performance claim, and further granted DIRECTV’s motion on the good faith and fair dealing claim to the extent Pegasus sought punitive damages. DIRECTV denies any liability to Defendants, and intends to vigorously pursue its damages claim against Defendants and defend against Defendants’ counterclaims. The case is also currently scheduled for trial beginning June 3, 2003. Based on Hughes’ assessment of the merits of the case, Hughes does not believe that the litigation will have a material adverse impact on its consolidated results of operations or financial position.

On February 1, 2001, the NRTC filed a third lawsuit in the United States District Court for the Central District of California against DIRECTV seeking a declaration from the court that it is not required to defend and indemnify DIRECTV for the Pegasus and Golden Sky and class action lawsuits. The NRTC has been paying and continues to pay DIRECTV’s legal fees in those matters under

HUGHES ELECTRONICS CORPORATION

protest. DIRECTV filed a counterclaim on February 21, 2001 seeking a declaratory judgment that the NRTC is indeed responsible for the defense and indemnity of DIRECTV.

On September 19, 2001, the NRTC filed a fourth lawsuit against DIRECTV in the United States District Court of the Central District of California, seeking a declaration from the court that the NRTC is not required to defend and indemnify DIRECTV for the Pegasus Development Corporation and Personalized Media Communications, LLC lawsuit pending in the United States District Court for the District of Delaware. The NRTC has been paying and continues to pay DIRECTV’s legal fees in that matter under protest. DIRECTV filed a counterclaim on October 26, 2001 seeking a declaratory judgment that the NRTC is indeed responsible for the defense and indemnity of DIRECTV. The NRTC and DIRECTV each filed cross motions for summary judgment in this lawsuit in January 2002. On July 1, 2002, the court entered an order granting the motion of DIRECTV for partial summary judgment on the NRTC’s duty to defend, and denying the NRTC’s motion for summary judgment on all claims.

The NRTC’s two indemnity cases have been consolidated with each other, but are proceeding separately from DIRECTV’s other litigation with the NRTC, Pegasus and Golden Sky, and the class, described above. The court has stayed further proceedings in the indemnity cases until determination of the merits of the other, underlying cases.

* * *

In April 2001, Robert Garcia, doing business as Direct Satellite TV, an independent retailer of DIRECTV® system equipment, instituted arbitration proceedings against DIRECTV, Inc. with the American Arbitration Association in Los Angeles, California regarding his commissions and certain chargeback disputes. The parties have been proceeding with the arbitration, though no hearing date has been set. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV, Inc. and Hughes in Los Angeles County Superior Court asserting the same chargeback/commissions claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleges $300 million in class-wide damages and seeks certification of a class of plaintiffs to proceed in arbitration with court oversight. DIRECTV, Inc. and Hughes moved to dismiss and compel arbitration, which motion was heard on April 12, 2002. On April 17, 2002, the Los Angeles County Superior Court entered an order compelling plaintiffs in the purported class action of retailers to pursue their individual claims in arbitration. The court’s order purported to retain jurisdiction, however, to determine whether the prerequisites for class treatment of dealer claims within an arbitration are met. The court intends to set a schedule for class discovery and a class certification hearing. DIRECTV, Inc. and Hughes disagreed that the court could properly retain jurisdiction to conduct class proceedings, and believed that the court’s order effectively denied DIRECTV, Inc. its contractual right to resolve individual dealer claims in arbitrations conducted under the Federal Arbitration Act. On May 2, 2002, DIRECTV, Inc. and Hughes filed a notice of appeal of the order. On December 11, 2002, the appellate court denied DIRECTV, Inc.’s appeal, thus permitting the trial court to set a schedule for class discovery and a class certification hearing. DIRECTV, Inc. and Hughes have petitioned the California Supreme Court for review of the order, and intend to oppose certification due to the individual nature of the claims involved, and to vigorously defend against plaintiffs’ allegations.

* * *

On May 18, 2001, in Oklahoma State Court, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV, Inc. and Hughes. All four plaintiffs purport to be independent retailers of satellite equipment (three

HUGHES ELECTRONICS CORPORATION

residential and one commercial), who allege claims ranging from breach of contract to fraud, promissory estoppel, antitrust and unfair competition claims. The plaintiffs seek unspecified damages and injunctive relief. They claim to be bringing the complaint on behalf of all DIRECTV dealers, including former PRIMESTAR and USSB dealers. On August 17, 2001, DIRECTV, Inc. and Hughes successfully stayed the case and the court orally ordered the individual plaintiffs to pursue their claims in arbitration pursuant to the arbitration clause in each of the dealer’s contracts with DIRECTV, Inc. None of the plaintiffs instituted arbitration proceedings. In March 2002, DIRECTV, Inc. filed a motion for a final order of arbitration. Plaintiffs then filed a motion requesting the court to order that a single arbitration be permitted on a class wide basis. DIRECTV, Inc. removed the action to federal court, plaintiffs moved to remand to state court and the federal court granted remand to state court on August 8, 2002. On September 5, 2002, the state court entered its final order compelling plaintiffs to pursue their individual claims in arbitration in Los Angeles, California, but purporting to retain jurisdiction to determine whether the prerequisites for class treatment of dealer claims within an arbitration are met. DIRECTV, Inc. filed a notice of appeal of the order, and the State Supreme Court issued an order to show cause by October 14, 2002, as to why the appeal should not be dismissed. DIRECTV, Inc. responded to the notice and on January 7, 2003, the State Supreme Court issued an order permitting DIRECTV, Inc. to proceed with its appeal. DIRECTV, Inc. intends to vigorously seek to enforce its arbitration agreement, to oppose plaintiffs’ efforts to obtain class treatment, and to defend against plaintiffs’ allegations.

* * *

On June 27, 2000, SuperGuide Corporation (“SuperGuide”) filed suit in the United States District Court for the Western District of North Carolina against DIRECTV Enterprises, Inc., DIRECTV, Inc. and DIRECTV Operations, Inc., which Hughes refers to together in this paragraph as the DIRECTV defendants, Hughes, Thomson Consumer Electronics, Inc., EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation, alleging infringement of three United States patents and seeking unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third-party defendant because it asserts to have exclusive control of the patents by reason of a license agreement with SuperGuide. Based on beneficial rulings narrowing the scope of the asserted claims, the defendants filed motions for summary judgment, and on July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants, Hughes and DIRECTV system manufacturers under all asserted claims of the three patents in the case. Judgment for all defendants dismissing all claims of infringement and awarding costs to defendants was entered on July 25, 2002. Notices of appeal to the Court of Appeals for the Federal Circuit have been filed, and a hearing will be held in 2003.

* * *

On December 5, 2000, Personalized Media Communications, LLC (“PMC”) and Pegasus Development Corporation (“Pegasus Development”) filed suit in the United States District Court for the District of Delaware against DIRECTV, Inc., Hughes, Thomson Consumer Electronics, Inc. (“Thomson”) and Philips Electronics North American Corp., alleging infringement of seven United States patents and seeking unspecified damages and injunctive relief. The case has been narrowed to 24 claims for purposes of discovery, and DIRECTV, Inc. may seek further narrowing prior to trial presently scheduled for the first quarter of 2004. Thomson has named Gemstar-TV Guide International, Inc. (“Gemstar”), Starsight Telecast, Inc. and TVG PMC, Inc. as third-party defendants, and has raised antitrust and patent misuse charges against Gemstar, Pegasus Development and PMC. The antitrust counts have been transferred to a multi-district proceeding in Atlanta for pre-trial development and have been bifurcated for separate trial. DIRECTV, Inc. has raised defenses of

HUGHES ELECTRONICS CORPORATION

invalidity and non-infringement, in addition to license, laches and estoppel, and patent misuse. DIRECTV, Inc. intends to vigorously defend the lawsuit and pursue the counterclaims against Pegasus Development and PMC. DIRECTV, Inc. and Hughes have demanded indemnification by the NRTC, which the NRTC has been providing under protest. See the separate item above describing the action pending in the United States District Court of the Central District of California with respect to the indemnity issue.

* * *

On November 21, 2001, Broadcast Innovations, LLC filed suit in the United States District Court for the District of Colorado against DIRECTV, Inc., Hughes, Thomson multimedia, Inc., Pegasus Satellite Television, Inc., Dotcast, Inc., and EchoStar Communications Corporation, alleging infringement of two United States patents and seeking unspecified damages and injunction. One of the patents relates to conditional access technology, and DIRECTV, Inc. has turned over its defense to NDS Limited, the conditional access provider to the DIRECTV system. The case is in the discovery phase, and defendants will be filing potentially dispositive summary judgment motions. Depending on the outcome of these motions, the case may be tried in late 2003. DIRECTV, Inc. has raised defenses of non-infringement and invalidity, and intends to vigorously defend the lawsuit.

* * *

In April 1997, the International Electronics Technology Corp. filed suit in the United States District Court for the Central District of California against DIRECTV, Inc., Hughes Aircraft Co., and Thomson Consumer Electronics, Inc., alleging infringement of one United States patent and seeking unspecified damages and injunction. Plaintiff has asserted an interpretation of the claims at issue that relates to conditional access technology, and DIRECTV, Inc. has turned over the defense to NDS Limited. Trial has not yet been scheduled. DIRECTV, Inc. has raised defenses of non-infringement and/or invalidity, and intends to vigorously defend the lawsuit.

* * *

DIRECTV, Inc., DIRECTV Enterprises, LLC, and DIRECTV Operations, LLC, referred to together below as “DIRECTV Parties,” filed a lawsuit against NDS Limited and related entities (“NDS”), the provider of DIRECTV’s conditional access system. The lawsuit, which was filed under seal in United States District Court in Los Angeles on September 6, 2002, alleges, among other things, breach of contract and misappropriation of trade secrets. The DIRECTV Parties are seeking relief from the court that includes compensatory and other damages, delivery of software technology required by the contract, and a preliminary and permanent injunction that would enjoin NDS from engaging in further breaches of contract and misappropriation of trade secrets. NDS filed a motion to dismiss many of the DIRECTV Parties’ claims and on December 30, 2002, the court granted in part and denied in part NDS’s motion. The DIRECTV Parties are evaluating their options for amending their complaint. On October 21, 2002, NDS filed counterclaims against the DIRECTV Parties and a chip manufacturer, alleging that the DIRECTV Parties and the chip manufacturer misappropriated NDS’s intellectual property and infringed NDS’s patents in developing new conditional access cards. NDS is seeking injunctive relief as well as an unspecified amount in restitution, disgorgement of profits and punitive damages. The DIRECTV Parties dispute these allegations on the basis that they have a license to use the technology and believes that the counterclaims are without merit, will seek to dismiss certain of the claims and will vigorously defend the remaining claims made by NDS. On December 23, 2002, NDS

HUGHES ELECTRONICS CORPORATION

filed suit in Germany against the chip manufacturer seeking in part an injunction against their continued work on behalf of the DIRECTV Parties. The DIRECTV Parties are cooperating with the chip manufacturer, who believes the claim is without merit.

* * *

In connection with the proposed merger between Hughes and EchoStar Communications Corporation (“EchoStar”), the agreements entered into by the parties provided that, subject to certain conditions, Hughes could terminate the merger and EchoStar would pay a $600 million termination fee and purchase all the shares of PanAmSat if the merger did not receive regulatory approval. After failure of the merger to receive such approval, Hughes and EchoStar agreed to a settlement whereby the merger agreement was terminated, EchoStar paid Hughes a $600 million termination fee and did not purchase the PanAmSat shares, and EchoStar and Hughes mutually released all claims against each other arising from the transaction agreements. On December 18, 2002, a purported class action (P. Shoenfeld Asset Management LLC, et al. v. Shaw, et al.) was filed in Delaware Chancery Court against Hughes and the PanAmSat Board of Directors, alleging that this settlement favored Hughes in violation of alleged fiduciary duties. The case has not been certified as a class action. On January 31, 2003, Hughes and the PanAmSat Board of Directors filed a motion to dismiss the case for plaintiff’s failure to state a claim upon which relief can be granted. Hughes and PanAmSat believe this action is without merit and intend to vigorously defend against the allegations raised.

* * *

(b) Previously reported legal proceedings which have been terminated, either during the year ended December 31, 2002, or subsequent thereto, but before the filing of this report are summarized below:

As previously reported, Hughes has had periodic discussions with the United States Department of State (“State Department”) directed at potential settlement of administrative concerns related to past export activities with China. On December 26, 2002, the State Department issued a formal charging letter to Hughes and Boeing Satellite Systems, Inc. (“BSS”). As part of the sale of the satellite systems manufacturing businesses to Boeing, Hughes retained liability for certain possible fines and penalties and certain financial consequences of debarment or suspension that could be imposed by the State Department in connection with this matter. Hughes and BSS have now settled this matter through execution of a Consent Agreement with the State Department and a separate agreement among Hughes, BSS and Boeing. The Consent Agreement requires the payment of a fine in the aggregate amount of $20 million ($5 million of which is to be reimbursed to Hughes by BSS) to be paid in 8 equal installments over 7 years, which has been provided for in Hughes’ consolidated financial statements as of December 31, 2002, a commitment by Hughes to spend $2 million over 5 years on internal export compliance, and various improvements in Hughes’ export program. The State Department has agreed that there will be no suspension or debarment for either company as part of the settlement. This resolves all outstanding government action related to the China matters and all claims among Boeing, BSS and Hughes related to these matters.

* * *

As previously reported, Hughes Communications Galaxy, Inc. (“HCGI”) filed a lawsuit on March 22, 1991 against the United States Government based upon the National Aeronautics and Space Administration’s breach of contract to launch ten satellites on the Space Shuttle. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million and in April 2002, the United States government paid to Hughes the full amount of the judgment. As a result, Hughes

HUGHES ELECTRONICS CORPORATION

recorded a $95 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” in the first quarter of 2002.

* * *

With respect to the previously reported dispute between General Electric Capital Corporation (“GECC”) and DIRECTV arising out of a contract entered into between the parties on July 31, 1995, the parties executed an agreement on June 4, 2002 to settle the matter for $180 million. The settlement resulted in DIRECTV recording a second quarter 2002 pre-tax charge of $47 million to “Interest expense.” In the first quarter of 2002, DIRECTV increased its provision for loss related to this matter by $83 million, of which $56 million was recorded as a charge to “Selling, general and administrative expenses” and $27 million was recorded as a charge to “Interest expense.” Previously, DIRECTV had accrued $50 million as of December 31, 1999 associated with the expected settlement of this claim. The $180 million settlement was paid to GECC in June 2002.

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

* * *

On October 10, 2002, the Federal Communications Commission (“FCC”) announced that it declined to approve the transfer of the licenses necessary to allow the completion of the Hughes/EchoStar merger and designated the transfer for hearing by an administrative law judge. On October 31, 2002, the United States Department of Justice (“DOJ”), twenty-three states, the District of Columbia and Puerto Rico filed a complaint for permanent injunctive relief in the United States District Court for the District of Columbia against EchoStar, GM, Hughes and DIRECTV Enterprises LLC. As previously disclosed, Hughes and EchoStar terminated the merger agreement on December 9, 2002. In December 2002 and January 2003, the DOJ and the state actions were dismissed and the FCC released its order terminating the administrative hearing proceeding and any other proceedings related to the applications for FCC approval of the transfer of licenses.

* * *

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted.

HUGHES ELECTRONICS CORPORATION

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of Hughes Electronics Corporation’s (“Hughes”) common stock and convertible preferred stock are owned by General Motors Corporation (“GM”). Accordingly, there is no public trading market for Hughes’ common or convertible preferred equity. Dividends on the common stock will be paid when and if declared by Hughes’ Board of Directors. The convertible preferred stock does not accrue dividends.

None of Hughes’ common stock is subject to outstanding options or warrants to purchase common or preferred stock. The Hughes Series B Convertible Preferred Stock may be converted to Hughes Class B common stock at the option of GM anytime after June 24, 2003. None of Hughes’ common and convertible preferred stock currently can be sold under Rule 144. Hughes is not currently publicly offering any of its common or convertible preferred stock. See Notes 16 and 17 of the Notes to the Consolidated Financial Statements in Item 8 for further discussion.

ITEM 6. SELECTED FINANCIAL DATA

Omitted.

HUGHES ELECTRONICS CORPORATION

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA

	Years Ended December 31,
	2002	2001	2000
	(Dollars in Millions)
Consolidated Statements of Operations Data:
Total revenues	$8,934.9	$8,264.0	$7,287.6
Total operating costs and expenses	9,334.0	9,021.8	7,641.7

Operating loss	(399.1)	(757.8)	(354.1)
Other income (expenses), net	113.8	(231.9)	(461.5)
Income tax benefit	94.4	325.6	406.1
Minority interests in net (earnings) losses of subsidiaries	(21.6)	49.9	54.1

Loss from continuing operations before cumulative effect of accounting changes	(212.5)	(614.2)	(355.4)
Income from discontinued operations, net of taxes	—	—	36.1
Gain on sale of discontinued operations, net of taxes	—	—	1,132.3
Cumulative effect of accounting changes, net of taxes	(681.3)	(7.4)	—

Net income (loss)	(893.8)	(621.6)	813.0
Adjustment to exclude the effect of GM purchase accounting	—	3.3	16.9
Preferred stock dividends	(46.9)	(96.4)	(97.0)

Earnings (Loss) Used for Computation of Available Separate Consolidated Net Income (Loss)	$(940.7)	$(714.7)	$732.9

	December 31,
	2002	2001
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,128.6	$700.1
Total current assets	3,656.4	3,341.1
Total assets	17,885.1	19,210.1
Total current liabilities	3,203.1	4,406.5
Long-term debt	2,390.0	988.8
Minority interests	555.3	531.3
Preferred stock	914.1	1,498.4
Total stockholder’s equity	9,977.1	11,071.9

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA — (continued)

	Years Ended December 31,
	2002	2001	2000
	(Dollars in Millions)
Other Data:
EBITDA(1)	$668.0	$389.9	$594.0
EBITDA Margin(1)	7.5%	4.7%	8.2%
Cash flows from operating activities	$1,126.1	$190.3	$1,090.7
Cash flows from investing activities	(887.2)	(1,741.2)	2,210.8
Cash flows from financing activities	189.6	742.9	(849.6)
Depreciation and amortization	1,067.1	1,147.7	948.1
Capital expenditures	1,298.1	1,743.5	1,716.1

(1)	EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management uses EBITDA to evaluate the operating performance of Hughes and its business segments, to allocate resources and capital to its business segments and as a measure of performance for incentive compensation purposes. Hughes believes EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. EBITDA is used as an analytical indicator of income generated to service debt and fund capital expenditures. In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. Hughes management believes that EBITDA is a common measure used to compare Hughes’ operating performance and enterprise value to other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements consisting of interest payments of $398.0 million, $268.4 million and $312.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. As a result, EBITDA does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA margin is calculated by dividing EBITDA by total revenues. EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA — (concluded)

Selected Segment Data

	Years Ended December 31,
	2002	2001	2000
	(Dollars in Millions)
Direct-To-Home Broadcast
Total Revenues	$7,193.3	$6,306.4	$5,238.0
% of Total Revenues	80.5%	76.3%	71.9%
Operating Loss	$(505.2)	$(749.9)	$(557.9)
EBITDA	160.8	(74.8)	(24.5)
EBITDA Margin	2.2%	N/A	N/A
Depreciation and Amortization	$666.0	$675.1	$533.4
Segment Assets	7,957.2	9,484.1	9,278.3
Capital Expenditures	524.1	734.3	913.5
Satellite Services
Total Revenues	$812.3	$870.1	$1,023.6
% of Total Revenues	9.1%	10.5%	14.0%
Operating Profit	$255.9	$165.3	$356.6
Operating Profit Margin	31.5%	19.0%	34.8%
EBITDA	$591.6	$580.0	$694.0
EBITDA Margin	72.8%	66.7%	67.8%
Depreciation and Amortization	$335.7	$414.7	$337.4
Segment Assets	6,487.7	6,296.8	6,178.4
Capital Expenditures	294.3	338.2	449.5
Network Systems
Total Revenues	$1,169.9	$1,325.8	$1,409.8
% of Total Revenues	13.1%	16.0%	19.3%
Operating Loss	$(160.7)	$(171.8)	$(63.5)
EBITDA	(87.0)	(111.8)	0.1
Depreciation and Amortization	73.7	60.0	63.6
Segment Assets	2,526.9	2,339.1	1,789.9
Capital Expenditures	400.4	664.6	369.5
Eliminations and Other
Total Revenues	$(240.6)	$(238.3)	$(383.8)
Operating Profit (Loss)	10.9	(1.4)	(89.3)
EBITDA	2.6	(3.5)	(75.6)
Depreciation and Amortization	(8.3)	(2.1)	13.7
Segment Assets	913.3	1,090.1	2,032.7
Capital Expenditures	79.3	6.4	(16.4)
Total
Total Revenues	$8,934.9	$8,264.0	$7,287.6
Operating Loss	(399.1)	(757.8)	(354.1)
EBITDA	668.0	389.9	594.0
EBITDA Margin	7.5%	4.7%	8.2%
Depreciation and Amortization	$1,067.1	$1,147.7	$948.1
Total Assets	17,885.1	19,210.1	19,279.3
Capital Expenditures	1,298.1	1,743.5	1,716.1

HUGHES ELECTRONICS CORPORATION

Merger Transaction and Strategic Options

On October 28, 2001, Hughes Electronic Corporation (“Hughes”) and General Motors Corporation (“GM”), together with EchoStar Communications Corporation (“EchoStar”), announced the signing of definitive agreements that provided for the split-off of Hughes from GM and the subsequent merger of the Hughes business with EchoStar (the “Merger”). Hughes, GM and EchoStar entered into a termination agreement on December 9, 2002, pursuant to which GM, Hughes and EchoStar agreed to terminate the merger agreement and certain related agreements. Under the terms of the termination agreement, EchoStar paid Hughes $600 million in cash and Hughes retained its 81% ownership position in PanAmSat Corporation (“PanAmSat”).

GM has announced that it is currently evaluating a variety of strategic options for Hughes, including a reduction or elimination of its retained economic interest in Hughes, transactions that would involve strategic investors and public offerings of GM Class H common stock or related securities for cash or in exchange for outstanding GM debt obligations. Any such transaction might involve the separation of Hughes from GM. GM and Hughes have engaged in preliminary discussions with some parties. No other decisions have been made regarding which options or combinations of options, if any, GM will pursue. Due to the numerous uncertainties involved in these matters, there can be no assurance that any transaction or offering will be announced or completed or as to the time at which such a transaction or offering might be completed.

On February 28, 2003, GM announced plans to contribute approximately 150 million shares of GM Class H common stock to certain of its United States (“U.S.”) employee benefit plans. GM expects to make the contribution during the month of March 2003. The contribution would increase the amount of GM Class H common stock held by GM’s employee benefit plans to approximately 330 million shares and reduce GM’s retained economic interest in Hughes to approximately 20.0% from 30.7%.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what Hughes believes are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity.

Valuation of Long-Lived Assets.    Hughes evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

HUGHES ELECTRONICS CORPORATION

Valuation of Goodwill and Intangible Assets with Indefinite Lives.    Hughes evaluates the carrying value of goodwill and intangible assets with indefinite lives on an annual basis, and when events and circumstances warrant such a review in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which is described in “Accounting Changes,” below. SFAS No. 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Financial Instruments and Investments.    Hughes maintains investments in equity securities of unaffiliated companies. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of stockholder’s equity. Hughes continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” Hughes considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and Hughes’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount is recognized in the consolidated statements of operations as part of “Other, net” and recorded as a reclassification adjustment from OCI. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover an investment’s carrying value, thereby possibly requiring a charge in a future period.

Reserves for Doubtful Accounts.    A significant amount of management estimate is required in determining the amount of reserves required for the potential non-collectibility of accounts receivable. Management estimates the amount of required reserves based upon past experience of collection and consideration of other relevant factors; however, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

Contingent Matters.    A significant amount of management estimate is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to Hughes’ consolidated results of operations and financial position.

Business Overview

The continuing operations of Hughes are comprised of the following segments: Direct-To-Home Broadcast, Satellite Services and Network Systems. The satellite systems manufacturing businesses (“Satellite Businesses”), which Hughes sold to The Boeing Company (“Boeing”) on October 6, 2000, are reported as discontinued operations for 2000. This transaction is discussed more fully in “Liquidity and Capital Resources—Acquisitions and Divestitures,” below. Hughes’ business segments are described in more detail below, including a discussion of significant transactions affecting the comparability of operating results for each of the three years ended December 31, 2002, 2001 and 2000.

HUGHES ELECTRONICS CORPORATION

Direct-To-Home Broadcast Segment

The Direct-To-Home Broadcast segment consists primarily of the DIRECTV digital multi-channel entertainment businesses located in the United States and Latin America and DIRECTV Broadband, Inc. (“DIRECTV Broadband”), formerly known as Telocity Delaware, Inc. (“Telocity”), which was acquired in April 2001. Hughes announced, in December of 2002, that DIRECTV Broadband would close its high-speed Internet service business in the first quarter of 2003 and transition its existing customers to alternative service providers. See further discussion of this item in “Liquidity and Capital Resources—Acquisitions and Divestitures,” below.

In December 2002, DIRECTV announced a five-year agreement with The National Football League (“NFL”) for the exclusive Direct Broadcast Satellite television rights to the NFL SUNDAY TICKET through 2007 and the exclusive multi-channel television rights through 2005. The agreement with the NFL will allow DIRECTV to distribute expanded programming to its NFL SUNDAY TICKET subscribers, including the NFL CHANNEL on DIRECTV.

On June 4, 2002, DIRECTV and General Electric Capital Corporation (“GECC”) executed an agreement to settle, for $180 million, a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV® programming and related hardware. As a result, in 2002 DIRECTV increased its provision for loss related to this matter by $130 million, of which $56 million was recorded as a charge to “Selling, general and administrative expenses” and $74 million ($27 million in the first quarter of 2002 and $47 million in the second quarter of 2002) was recorded as a charge to “Interest expense.” See Item 3. Legal Proceedings under Part I for further information.

The Direct-To-Home Broadcast segment also includes the operating results of the Latin America DIRECTV businesses, which include DIRECTV Latin America, LLC (“DLA”), Hughes’ 74.7% owned subsidiary that provides DIRECTV programming to local operating companies (“LOC’s”) located in Latin America and the Caribbean basin; the exclusive distributors of DIRECTV located in Mexico, Brazil, Argentina, Colombia, Trinidad and Tobago and Uruguay; and SurFin Ltd. (“SurFin”), a company that provides financing of subscriber receiver equipment to certain DLA LOC’s. The non-operating results of the Latin America DIRECTV businesses include Hughes’ share of the results of unconsolidated LOC’s that are the exclusive distributors of DIRECTV in Venezuela and Puerto Rico and are included in “Other, net.” During 2001, Hughes began recording 100.0% of the net losses incurred by DLA and certain other consolidated LOC’s due to the accumulation of net losses in excess of the minority investors’ investment and Hughes’ continued funding of those businesses.

In May 2001, due to the acquisition of a majority interest of Galaxy Entertainment Argentina S.A. (“GEA”), DLA began to consolidate the results of GEA. Previously, DLA’s interest in GEA was accounted for under the equity method. See “Liquidity and Capital Resources—Acquisitions and Divestitures,” below, for further discussion of this transaction.

Also in 2001, DLA secured a contract for the exclusive rights to broadcast and re-sell the FIFA World Cup soccer tournaments, occurring in 2002 and 2006, in Argentina, Chile, Colombia, Mexico, Uruguay and Venezuela. The costs of the live sporting events are recorded in the period the events are broadcast. As a result, the cost of the June 2002 competitions of $135 million was charged to operations in 2002. Because of weak economic conditions in several of its largest markets, DLA was unable to recover the entire cost of the programming, resulting in an $80 million loss on the contract in 2002.

HUGHES ELECTRONICS CORPORATION

DLA’s 2002 operating results have been adversely affected by the economic and political instability throughout Latin America, as well as the ongoing devaluation of several local currencies. The unfavorable and volatile conditions in certain Latin American countries has made it difficult for DLA to continue to develop its business, generate additional revenues, add new subscribers or achieve profitability. DLA has implemented steps in an attempt to improve its financial results. DLA has, among other steps, (i) renegotiated major supplier contracts, including programming contracts, (ii) reduced general and administrative expenses, (iii) attempted to eliminate all non-critical business activities, (iv) reduced investment in subscriber acquisition costs, as appropriate, in each market, (v) slowed subscriber growth, (vi) implemented local currency price adjustments to increase average monthly revenue per subscriber (“ARPU”) to offset devaluation and (vii) minimized capital expenditures. DLA’s business could deteriorate if conditions worsen, continue for a sustained period or spread to other Latin American countries. Further, changes in the leadership or in the ruling party in the countries in which DLA operates may affect the economic programs developed under the prior administration, which in turn may adversely affect DLA’s business, operations and prospects in these countries.

In January 2003, DLA announced the commencement of further discussions with certain programmers, suppliers and business associates to address DLA’s current financial and operational challenges. The agreements which DLA is seeking to restructure include certain long-term or exclusive programming agreements which have resulted in payment obligations substantially in excess of the current economic value of the programming to DLA. DLA has ceased making payments under certain of these agreements and has received notices of default relating to approximately $32 million claimed to be owed to programmers and a claim that DLA’s restructuring had resulted in an acceleration of an obligation to repurchase a 4% equity interest in DLA for $195 million. DLA does not believe that the purchase obligation has been accelerated. All such amounts correspond to agreements that are currently under renegotiation. If DLA does not comply with its obligations under its programming contracts and is unsuccessful in reaching a settlement with the relevant programmers, such programmers could seek to terminate the programming contracts, which would result in a loss of such programming to DLA. If the discussions do not result in a reasonable agreement in the near future, DLA has indicated that it would consider other options, including restructuring the company under Chapter 11 of the U.S. bankruptcy law. If DLA initiates proceedings under Chapter 11 of the U.S. bankruptcy law, it could reject some or all of its long-term programming agreements (as well as other non-essential executory contracts), in which event the programming related to such rejected agreements would no longer be available to DLA. This could result in increased churn or reduced demand for the DLA service, which would be a consideration for DLA in determining which programming contracts to reject in the event of Chapter 11 bankruptcy proceedings. A filing under Chapter 11 of the U.S. bankruptcy law could result in a charge in a future period that could be material to Hughes’ consolidated results of operations and financial position.

The results of operations for DIRECTV Broadband, formerly a provider of digital subscriber line (“DSL”) services, have been included in Hughes’ financial information since April 4, 2001, the date of its acquisition.

On December 13, 2002, Hughes announced that DIRECTV Broadband would close its high-speed Internet service business in the first quarter of 2003 and transition its existing customers to alternative service providers. As a result, in December 2002, Hughes notified approximately half of DIRECTV Broadband’s 400 employees of a layoff, with a minimum of 60 days notice during which time they were paid, followed by receipt of a severance package. The remaining employees worked with customers during the transition and assisted with the closure of the business, which occurred on February 28, 2003. As a result, Hughes recorded a fourth quarter 2002 charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and write-off of customer premise equipment. This charge was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss).

See “Liquidity and Capital Resources—Acquisitions and Divestitures” below, for further discussion of the DIRECTV Broadband transactions described above.

HUGHES ELECTRONICS CORPORATION

Also included as part of the non-operating results of the Direct-To-Home Broadcast segment is DIRECTV Japan Management, Inc., DIRECTV Japan, Inc., certain related companies (collectively “DIRECTV Japan”) and Hughes affiliates that provided DIRECTV services in Japan. DIRECTV Japan’s operations were discontinued and ceased broadcasting on September 30, 2000. See “Liquidity and Capital Resources—Acquisitions and Divestitures,” below, for further discussion.

Satellite Services Segment

The Satellite Services segment represents the results of PanAmSat, Hughes’ approximately 81% owned subsidiary. PanAmSat is a leading provider of video, broadcasting and network services via satellite. PanAmSat leases transponder capacity on its satellites, and is the distribution platform for the delivery of entertainment and information to cable television systems, television broadcast affiliates, direct-to-home television operators, ISP’s, telecommunications companies and other corporations and governments. PanAmSat provides satellite services to its customers primarily through long-term operating lease contracts for the full or partial use of satellite transponder capacity. From time to time, and in response to customer demand, PanAmSat sells transponders to customers through outright sales and sales-type lease transactions.

In October 2001, PanAmSat filed a proof of loss under an insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite’s total power available for communications. During 2002, PanAmSat’s insurers settled the claim by payment to PanAmSat of $215.0 million. PanAmSat recorded a net gain of approximately $40.1 million related to this insurance claim in the first quarter of 2002.

Network Systems Segment

The Network Systems segment represents the results of Hughes Network Systems, Inc. (“HNS”), which is a leading supplier of broadband satellite services and products to both enterprises and consumers through its DIRECWAY® services. HNS designs, manufactures and installs advanced networking solutions for businesses worldwide using very small aperture terminals. HNS is a premier broadband products and services company with particular emphasis on providing broadband access. HNS is also a leading supplier of DIRECTV® receiving equipment (set-top boxes and antennas).

Other

During the first quarter of 2003, Hughes and America Online, Inc. (“AOL”) agreed to terminate their strategic alliance, which the companies had entered into in June 1999. In connection with the termination of the alliance, Hughes recorded a pre-tax charge of $23 million in the fourth quarter of 2002 to “Selling, general and administrative expenses” and was released from its commitment to spend up to approximately $1 billion in additional sales, marketing, development and promotion efforts in support of certain specified products and services. Under the terms of the agreement, HNS will continue to provide services to current bundled AOL broadband subscribers using the HNS high-speed Internet satellite services as the companies develop a transition plan to an unbundled service.

During the first quarter of 2002, Hughes recorded a $95 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” as a result of the favorable resolution of a lawsuit filed against the United States Government on March 22, 1991. The lawsuit was based upon the National Aeronautics and Space Administration’s (“NASA”) breach of contract to launch ten satellites on the Space Shuttle. See Item 3. Legal Proceedings under Part I for further information.

HUGHES ELECTRONICS CORPORATION

Hughes adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS No. 142 required that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written-down, as needed, based upon an impairment analysis that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives. As a result, Hughes recognized amortization expense of $249 million for goodwill and intangible assets with indefinite lives for the year ended December 31, 2001 for which there is no comparable amount in 2002. In addition, as a result of adopting SFAS No. 142, Hughes recorded a cumulative effect of accounting change, net of taxes, of $681.3 million ($755.7 million pre-tax) as of January 1, 2002 in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) primarily related to the write-off of goodwill at DLA and DIRECTV Broadband. See further discussion under “Accounting Changes” below.

During the second and third quarters of 2001, Hughes announced a nearly 10% reduction of its approximately 7,900 employees, excluding DIRECTV customer service representatives, located in the United States. As a result, 750 employees across all business disciplines were given notification of termination that resulted in an expense of $22.2 million in the second quarter of 2001 and $65.3 million in the third quarter of 2001 for a total charge to “Selling, general and administrative expenses” of $87.5 million. Of that charge, $80.0 million was related to employee severance benefits and $7.5 million was for other costs primarily related to a remaining lease obligation associated with excess office space and employee equipment. The remaining accrual amounted to $14.1 million at December 31, 2002 and related to long-term employee severance benefits.

In addition to the significant operating gains and losses described above, Hughes has recognized a number of significant non-operating gains and losses during the years ended December 31, 2002, 2001 and 2000. These transactions are more fully described below in “Liquidity and Capital Resources—Acquisitions and Divestitures” and “Liquidity and Capital Resources—Investments in Marketable Securities.”

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

At December 31, 2002, Hughes had a cash balance of $1,128.6 million and unused debt capacity of $1,532.9 million, which includes $248.9 million of debt capacity at PanAmSat. Included as part of Hughes’ cash balance of $1,128.6 at December 31, 2002 was $784.0 million of cash at PanAmSat, which is generally not available for use by Hughes. Hughes believes it has adequate liquidity to fund cash requirements for its continuing operations in 2003 of about $200 million to $300 million. In addition, in the first quarter of 2003, Hughes completed a series of financing transactions designed to provide sufficient liquidity to fund Hughes’ business plan through cash flow breakeven. See further discussion under “Liquidity and Capital Resources—Notes Payable and Credit Facilities” below.

On June 6, 2000, the GM Board of Directors (“GM Board”) declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. As a result, the numbers of shares of GM Class H common stock presented for all periods prior to the stock split have been adjusted to reflect the stock split, unless otherwise noted.

HUGHES ELECTRONICS CORPORATION

Satellite Fleet

Hughes has a fleet of 28 satellites, seven owned by DIRECTV and 21 owned and operated by PanAmSat. Eight additional satellites are currently under construction, including one for DIRECTV, four for PanAmSat and three for the SPACEWAY® platform under development by HNS.

In the fourth quarter of 2001, DIRECTV successfully launched and commenced service from the DIRECTV 4S high-power spot-beam satellite. In the second quarter of 2002, DIRECTV successfully launched DIRECTV 5, which is currently providing services from the 119 degrees west longitude orbital location previously provided by DIRECTV 6, which is now serving as a backup at that location. The DIRECTV 4S and DIRECTV 5 satellites enabled DIRECTV to increase its capacity to approximately 800 channels, including the capacity to transmit more than 530 local channels.

DIRECTV U.S. currently has one satellite under construction, the DIRECTV 7S satellite, a high-powered spot-beam, which is expected to be launched in the fourth quarter of 2003. DIRECTV 7S will be positioned at 119 degrees west longitude and will provide additional capacity, enabling DIRECTV to further expand its services, including local channel coverage.

PanAmSat completed a three-year, $2.0 billion, seven-satellite fleet modernization program in 2002. The program added approximately 400 36-megahertz equivalent transponders, bringing the total number of transponders to 913. PanAmSat’s satellite fleet was expanded in 2000 with the commencement of service on Galaxy XR, Galaxy XI, Galaxy IVR and PAS-9. Also during 2000, PanAmSat completed the planned retirement of its SBS-4 and SBS-5 satellites. In 2001, PanAmSat commenced service on PAS-1R and PAS-10. In 2002, PanAmSat commenced service on its Galaxy IIIC satellite. Galaxy IIIC supports direct-to-home services for DLA as well as video and broadcast services for other customers.

PanAmSat is currently constructing and expects to launch up to four satellites by 2006. PanAmSat expects to launch Galaxy XII in the second quarter of 2003 and expects to launch the Galaxy XIII/Horizons-1 satellite in mid-2003. PanAmSat is currently scheduled to launch a third satellite to replace Galaxy V prior to the end of its useful life in 2005. The fourth satellite is scheduled to replace Galaxy 1R prior to the end of its useful life in 2006.

HNS is currently developing the SPACEWAY platform for DIRECWAY’s next generation of services. SPACEWAY will eventually include three satellites, which are currently under construction. SPACEWAY is expected to begin its North American service in 2004.

Results of Operations

2002 compared to 2001

Overall

Revenues.    Revenues increased 8.1% to $8,934.9 million in 2002 compared with $8,264.0 million in 2001. The increase in revenues resulted primarily from $886.9 million of higher revenues in the Direct-To-Home Broadcast segment from the addition of new DIRECTV subscribers in the United States and higher ARPU. The increased revenues from the Direct-To-Home Broadcast segment were partially offset by a decrease in revenues of $155.9 million in the Network Systems segment and $57.8 million at the Satellite Services segment. The decrease in revenues from the Network Systems segment resulted from the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs. The decrease in revenues from the Satellite Services segment was primarily due to a sales-type lease transaction executed during 2001 for which there was no comparable transaction in 2002.

HUGHES ELECTRONICS CORPORATION

Operating Costs and Expenses.    Operating costs and expenses increased to $9,334.0 million in 2002 from $9,021.8 million in 2001. Broadcast programming and other costs increased by $851.8 million during 2002 due to higher costs at the Direct-To-Home Broadcast segment resulting from higher programming costs associated with the increase in subscribers and programming rate increases, higher subscriber service expenses and the $135 million cost of the 2002 World Cup, partially offset by decreased costs at the Satellite Services segment associated with a sales-type lease transaction executed during 2001 for which there was no comparable transaction in 2002. Costs of products sold decreased by $81.6 million in 2002 from 2001 due to the decreased equipment sales at the Network Systems segment discussed above, partially offset by increased shipments of DIRECTV receiving equipment. Selling, general and administrative expenses decreased by $377.4 million in 2002 from 2001 due primarily to a $95 million net gain recorded from the NASA claim, a $40.1 million net gain related to the PAS-7 insurance claim, lower expenses resulting from cost saving initiatives, lower third-party customer acquisition costs and an $87.5 million charge, primarily for severance, recorded in 2001. These decreases were partially offset by a $92.8 million charge related to the shutdown of the DIRECTV Broadband business, the $56 million loss recorded for the GECC settlement at DIRECTV U.S. and the $23 million loss recorded in connection with the termination of the AOL alliance. Depreciation and amortization decreased by $80.6 million in 2002 over 2001 due to the discontinuation of amortization expense related to goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, which amounted to $249.0 million for 2001, partially offset by added depreciation expense related to capital expenditures for property and satellites placed into service since December 31, 2001, the consolidation of GEA in May 2001 and the acquisition of DIRECTV Broadband in April 2001.

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

EBITDA for 2002 was $668.0 million and EBITDA margin was 7.5%, compared to EBITDA of $389.9 million and EBITDA margin of 4.7% for 2001. The increase in EBITDA and EBITDA margin resulted from the additional profit resulting from the DIRECTV U.S. revenue growth, lower subscriber acquisition costs, the $95 million net gain for the NASA claim, the $87.5 million charge primarily related to severance recorded in 2001 and the $40.1 million net gain related to the PAS-7 insurance claim. These increases were partially offset by the $92.8 million charge related to the shutdown of the DIRECTV Broadband business, the $80 million loss from the 2002 World Cup, the $56 million loss recorded for the settlement of the GECC dispute settlement and the $23 million loss recorded in connection with the termination of the AOL alliance.

HUGHES ELECTRONICS CORPORATION

Operating Loss.    Hughes’ operating loss was $399.1 million in 2002, compared to $757.8 million in 2001. The decreased operating loss resulted from the additional profit resulting from the DIRECTV U.S. revenue growth, lower subscriber acquisition costs, lower amortization expense resulting from the discontinuation of amortization for goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, the $95 million net gain for the NASA claim, the $87.5 million charge primarily related to severance recorded in 2001 and the $40.1 million net gain related to the PAS-7 insurance claim. These increases were partially offset by higher depreciation expense due to capital expenditures since December 31, 2001, the $92.8 million charge related to the shutdown of DIRECTV Broadband, the $80 million loss from the 2002 World Cup, the $56 million loss recorded for the settlement of the GECC dispute settlement and the $23 million loss recorded in connection with the termination of the AOL alliance.

Over the past several years, Hughes has incurred operating losses, principally due to the costs of acquiring new subscribers in its Direct-To-Home Broadcast businesses. Hughes expects operating results to improve and, barring significant changes in circumstances, to generate operating profit in the future as DIRECTV U.S.’s large subscriber base begins generating additional operating profit due to continued revenue growth and improved operating leverage. In addition, Hughes does not currently intend to increase the subscriber base aggressively for DLA and the DIRECWAY consumer business in the near term to avoid cash requirements for subscriber acquisition costs.

Interest Income and Expense.    Interest income decreased to $24.5 million in 2002 compared to $56.7 million in 2001 due to a decrease in average cash balances. Interest expense increased to $336.2 million in 2002 from $195.9 million in 2001 primarily from the $74 million of interest recorded in connection with the settlement of the GECC dispute and interest expense associated with higher average outstanding borrowings in 2002. Interest expense is net of capitalized interest of $116.8 million and $76.3 million in 2002 and 2001, respectively. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”

Other, Net.    Other, net increased to income of $425.5 million in 2002 compared to a loss of $92.7 million in 2001. Other, net for 2002 resulted primarily from the $600.0 million gain for the settlement on the terminated merger agreement with EchoStar, $136.2 million of net gains from the sale of certain marketable equity securities, including a $158.6 million gain related to the sale of the investment in Thomson multimedia S.A. (“Thomson”) and a $24.5 million loss recorded from the sale of the Sky Perfect Communications, Inc. (“Sky Perfect”) investment, and the reversal of $41.1 million of accrued exit costs related to the DIRECTV Japan business upon the resolution of all remaining claims. These gains were partially offset by $148.9 million of losses recognized for the other-than-temporary decline in the fair value of marketable equity securities, $52.1 million of charges recorded for the Hughes Tele.com (India) Limited (“HTIL”) transactions, and $70.1 million of equity method investee losses. Other, net for 2001 resulted primarily from $226.1 million of losses recognized for the other-than-temporary decline in the fair value of certain marketable equity securities, which included a $212.0 million write-down related to the Sky Perfect investment, and equity method investee losses of $61.3 million, partially offset by $130.6 million of net gains from the sale of certain marketable equity securities, primarily Thomson, and the reversal of $32.0 million of accrued exit costs related to the DIRECTV Japan business. See “Liquidity and Capital Resources—Acquisitions and Divestitures” and “Liquidity and Capital Resources—Investment in Marketable Securities” below for additional information regarding the transactions discussed above.

Income Taxes.    Hughes recognized an income tax benefit of $94.4 million in 2002 compared to $325.6 million in 2001. The lower tax benefit in 2002 was primarily due to lower pre-tax losses and a

HUGHES ELECTRONICS CORPORATION

lower benefit associated with the shutdown of the DIRECTV Broadband business. These decreases were partially offset by the favorable resolution of certain tax contingencies and the discontinuation of amortization of non-deductible goodwill in 2002.

Loss Before Cumulative Effect of Accounting Changes.    Hughes reported a loss from continuing operations before cumulative effect of accounting changes of $212.5 million in 2002, compared to $614.2 million in 2001.

Cumulative Effect of Accounting Changes.    Hughes adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The adoption of this standard resulted in the discontinuation of amortization of goodwill and intangible assets with indefinite lives. In accordance with the transition provisions of SFAS No. 142, Hughes recorded a one-time after-tax charge of $681.3 million related to the initial impairment test on January 1, 2002 as a cumulative effect of accounting change. See “Accounting Changes” below for additional information.

Hughes adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 required Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change and an after-tax unrealized gain of $0.4 million in “Accumulated other comprehensive income (loss).”

Direct-To-Home Broadcast Segment

Direct-To-Home Broadcast segment revenues increased 14.1% to $7,193.3 million in 2002 from $6,306.4 million in 2001. The Direct-To-Home Broadcast segment had positive EBITDA of $160.8 million in 2002 compared with negative EBITDA of $74.8 million in 2001. The operating loss for the segment decreased to $505.2 million in 2002 from $749.9 million in 2001.

United States.    Revenues for DIRECTV U.S. grew to $6,445 million in 2002, a 16% increase over 2001 revenues of $5,552 million. The increase in revenues resulted primarily from an increased number of DIRECTV subscribers and an increase in ARPU. As of December 31, 2002, DIRECTV had approximately 11.2 million subscribers compared to about 10.3 million subscribers as of December 31, 2001. Excluding subscribers in the National Rural Telecommunications Cooperative (“NRTC”) territories, DIRECTV owned and operated subscribers totaled 9.5 million and 8.4 million at December 31, 2002 and 2001, respectively. DIRECTV added 1.1 million net new owned and operated subscribers in 2002, compared to 1.2 million net new owned and operated subscribers in 2001. ARPU was $59.80 and $58.70 for the years ended December 31, 2002 and 2001, respectively. The increased ARPU was driven primarily from broader local channel offerings, higher revenues from seasonal and live sporting events and other subscriber revenues, such as revenues from an increased number of subscribers with multiple set-top boxes, partially offset by lower subscriber pay-per-view purchases.

EBITDA was $564 million in 2002 compared to $160 million in 2001. The operating profit in 2002 for the DIRECTV U.S. businesses was $158 million compared to an operating loss of $279 million in 2001. The change in EBITDA was primarily attributable to the additional profit resulting from the higher revenues discussed above, lower total subscriber acquisition costs and a $48 million charge primarily related to severance costs recorded in 2001. These improvements were partially offset by higher subscriber service expenses and the $56 million expense associated with the settlement with GECC. The change in operating loss was due to the increased EBITDA and lower amortization expense of $124 million that resulted from the adoption of SFAS No. 142, which was partially offset by a $91 million increase in depreciation expense related to the addition of property and satellites.

HUGHES ELECTRONICS CORPORATION

Latin America.    Revenues for the Latin America DIRECTV businesses decreased 6% to $680 million in 2002 from $727 million in 2001. The change in revenues resulted from the devaluation of several foreign currencies, the most significant of which was in Argentina, and lower 2002 subscribers, partially offset by $55 million of revenues generated from the 2002 World Cup. Subscribers declined slightly to about 1.58 million as of December 31, 2002 from about 1.61 million as of December 31, 2001. Due to the economic conditions in Latin America, DLA lost approximately 28,000 net subscribers in 2002, compared to 305,000 net new subscribers additions in 2001. During 2002 and 2001, ARPU for DLA was about $35 and $43 per month, respectively, of which approximately $27 and $34 was generated from monthly programming subscriptions, respectively, with the remainder derived from fees associated with leased equipment. The decrease in ARPU was primarily the result of the devaluation of the Argentinean, Brazilian and Venezuelan currencies against the U.S. dollar.

EBITDA was a negative $202 million in 2002 compared to negative EDITDA of $132 million in 2001. The change in EBITDA was due to the decreased revenues discussed above, the $80 million loss from the 2002 World Cup and the consolidation of GEA beginning in May of 2001, partially offset by lower operating expenses resulting from cost saving initiatives including a reduction in advertising and promotion costs, and renegotiated programming contracts. The Latin America DIRECTV businesses incurred an operating loss of $415 million in 2002 compared to an operating loss of $331 million in 2001. The increased operating loss resulted from the decline in EBITDA and higher depreciation expense of $44 million resulting from the addition of property, partially offset by a decrease in amortization expense of $30 million resulting from the discontinuation of goodwill amortization expense in accordance with SFAS No. 142.

DIRECTV Broadband.    Revenues increased $45 million to $72 million for 2002 compared to $27 million for 2001. The increased revenues were primarily due to a larger subscriber base in 2002 and a full year of revenues in 2002 compared with 2001, which only includes revenues from the date of DIRECTV Broadband’s acquisition in April 2001. DIRECTV Broadband added about 60,600 net new subscribers for 2002 compared to 26,500 net new subscribers added from the date of its acquisition in 2001. As of December 31, 2002, DIRECTV Broadband had about 151,600 residential broadband subscribers in the United States compared with about 91,000 subscribers as of December 31, 2001.

EBITDA was a negative $201 million for 2002 compared to a negative $106 million for 2001. The operating loss was $248 million for 2002 and $143 million for 2001. The increase in negative EBITDA and operating loss was due to the $92.8 million charge recorded for the costs associated with the shutdown of operations. For further discussion of the DIRECTV Broadband shutdown, see “Liquidity and Capital Resources—Acquisitions and Divestitures” below.

Satellite Services Segment

Revenues for the Satellite Services segment in 2002 decreased $57.8 million to $812.3 million from $870.1 million in 2001. The decrease was primarily due to a decline in outright sales and sales-type lease revenue that amounted to $19.6 million for 2002 compared to $67.9 million for 2001. Revenues from operating leases of transponders, satellite services and other were 97.6% of total 2002 revenues and decreased to $792.7 million from $802.2 million in 2001. Generally, revenues from outright sales and sales-type lease agreements, equal to the net present value of the future minimum lease payments, are recognized at service commencement. Interest income from sales-type leases is recognized over the lease term. Revenues from operating leases are recognized monthly on a straight-line basis over the lease term.

HUGHES ELECTRONICS CORPORATION

EBITDA for 2002 was $591.6 million compared to $580.0 million for 2001. EBITDA margin for 2002 was 72.8% compared to 66.7% for 2001. The higher EBITDA and EBITDA margin was principally due to increased operating efficiencies that resulted from cost saving initiatives, a $40.1 million net gain related to the settlement of the PAS-7 insurance claim and a $7.0 million severance charge in the third quarter of 2001. These gains were partially offset by the decline in revenues from outright sales and sales type lease transactions discussed above, an $18.7 million charge for the write-off of receivables due to the conversion of several sales-type leases to operating leases by a PanAmSat customer and a $13.7 million provision for idle facilities and severance costs in 2002. Operating profit was $255.9 million for 2002, compared to $165.3 million in 2001. The increase in operating profit resulted from the increase in EBITDA and lower amortization expense of $65 million for 2002 due to the discontinuation of goodwill amortization in accordance with SFAS No. 142.

Backlog for the Satellite Services segment, which consists primarily of operating leases on satellite transponders, was about $5.55 billion as of December 31, 2002 compared to about $5.84 billion as of December 31, 2001.

Network Systems Segment

Revenues for the Network Systems segment decreased by 11.8% to $1,169.9 million in 2002 from $1,325.8 million for 2001. The lower revenues resulted primarily from the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs, partially offset by increased sales of DIRECTV receiving equipment, which totaled about 2.6 million units in 2002 compared to about 2.0 million units in 2001.

The Network Systems segment reported negative EBITDA of $87.0 million for 2002 compared to negative EBITDA of $111.8 million for 2001. The Network Systems segment had an operating loss of $160.7 million in 2002 compared to an operating loss of $171.8 million in 2001. The change in EBITDA and operating loss resulted from higher operating margins from increased sales of DIRECTV receiving equipment, a $24.5 million gain resulting from the recovery of receivables written-off in 1999 and lower general and administrative costs, partially offset by a provision for inventory and receivables and a $10.3 million charge related to severance benefits in 2002.

Eliminations and Other

The elimination of revenues increased to $240.6 million in 2002 from $238.3 million in 2001.

Operating profit from “Eliminations and Other” improved to $10.9 million in 2002 from an operating loss of $1.4 million in 2001. The increase in operating profit resulted primarily from the $95 million net gain recorded from the NASA claim and a 2001 severance charge of $23 million, partially offset by the $23 million loss recorded in connection with the termination of the AOL alliance, higher corporate expenditures related to costs associated with the terminated EchoStar Merger and employee benefit costs.

2001 compared to 2000

Overall

Revenues.    Revenues increased 13.4% to $8,264.0 million in 2001 compared with $7,287.6 million in 2000. The increase in revenues resulted primarily from $1,068.4 million of higher revenues at the Direct-To-Home Broadcast segment over 2000. This increase was due primarily to the addition of about 1.5 million net new DIRECTV subscribers in the United States and Latin America

HUGHES ELECTRONICS CORPORATION

since December 31, 2000 and the added revenues from the consolidation of GEA beginning in May 2001. The increased revenues from the Direct-To-Home Broadcast segment were partially offset by a decrease in revenues of $153.5 million at the Satellite Services segment and $84.0 million at the Network Systems segment. The decrease in revenues from the Satellite Services segment was principally due to a lower volume of new outright sales and sales-type lease transactions executed during 2001 compared to 2000. The decrease in revenues from the Network Systems segment was principally due to decreased shipments of DIRECTV™ receiving equipment that resulted from DIRECTV completing the conversion of the PRIMESTAR By DIRECTV customers to the DIRECTV service in the third quarter of 2000.

Operating Costs and Expenses.    Operating costs and expenses increased to $9,021.8 million in 2001 from $7,641.7 million in 2000. Broadcast programming and other costs increased by $517.8 million during 2001 due to higher costs at the Direct-To-Home Broadcast segment, resulting from higher programming costs associated with the increase in subscribers and added costs from DIRECTV Broadband. This increase was partially offset by decreased costs at the Satellite Services segment associated with the lower new outright sales and sales-type lease transaction activity in 2001. Costs of products sold increased by $85.1 million in 2001 from 2000 mainly due to higher costs associated with a mobile telephony contract and increased costs associated with the DIRECWAY service at the Network Systems segment. Selling, general and administrative expenses increased by $577.6 million in 2001 from 2000 due primarily to higher subscriber acquisition and marketing costs at the Direct-To-Home Broadcast segment in both the United States and Latin America, added costs from DIRECTV Broadband, and the $87.5 million charge related to the 2001 company-wide employee reductions. Depreciation and amortization increased by $199.6 million in 2001 over 2000 due primarily to the addition of property and satellites since December 31, 2000, a reduction in the useful life of the Galaxy VIII-i satellite due to the failure of its primary propulsion system during the third quarter of 2000, and added goodwill amortization and depreciation that resulted from the DIRECTV Broadband and GEA transactions.

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

HUGHES ELECTRONICS CORPORATION

Other, Net.    Other, net decreased to a loss of $92.7 million in 2001 from a loss of $292.6 million in 2000. Other, net for 2001 resulted primarily from equity method investee losses of $61.3 million, a write-down of $212.0 million related to the Sky Perfect investment, partially offset by $130.6 million of net gains from the sale of certain marketable equity securities and the reversal of $32.0 million of accrued exit costs related to the DIRECTV Japan business. Including the write-down of the Sky Perfect investment, Hughes recognized $226.1 million of write-downs related to other-than-temporary declines in the fair value of marketable equity securities in 2001. The loss in 2000 included $164.2 million of equity method investee losses and $128.4 million of costs related to the exit of the DIRECTV Japan business. The change in equity method investee losses in 2001 compared to 2000 resulted from lower losses at DIRECTV Japan due to the shutdown of the business at September 30, 2000. See “Liquidity and Capital Resources—Acquisitions and Divestitures” and “Liquidity and Capital Resources—Investments in Marketable Securities” below for additional information regarding the transaction discussed above.

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

Cumulative Effect of Accounting Change.    Hughes adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 requires Hughes to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, Hughes recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change and an after-tax unrealized gain of $0.4 million in “Accumulated other comprehensive income (loss).”

Direct-To-Home Broadcast Segment

Direct-To-Home Broadcast segment revenues increased 20.4% to $6,306.4 million in 2001 from $5,238.0 million in 2000. The Direct-To-Home Broadcast segment had negative EBITDA of $74.8 million in 2001 compared with negative EBITDA of $24.5 million in 2000. The operating loss for the segment increased to $749.9 million in 2001 from $557.9 million in 2000.

United States.    The DIRECTV U.S. businesses were the biggest contributors to the segment’s revenue growth with revenues of $5,552 million in 2001, an 18% increase over 2000 revenues of $4,694 million. The large increase in revenues resulted primarily from an increased number of DIRECTV subscribers since December 31, 2000 and higher revenues from local channel offerings, pay-per-view movies, sporting events and other subscriber revenues, such as revenues from an increased number of subscribers with multiple set-top boxes. The DIRECTV U.S. businesses added 1.2 million net new subscribers in 2001, compared to 1.8 million net new subscribers in 2000. In addition, during the third quarter of 2001, DIRECTV made a one-time downward adjustment of approximately 143,000 subscribers. This adjustment primarily corrected errors that had accumulated over the preceding 18 months related to subscribers who disconnected service prior to June 30, 2001 but were counted as active subscribers in DIRECTV’s database. As of December 31, 2001, DIRECTV had about 10.3 million subscribers compared to about 9.1 million subscribers at December 31, 2000. ARPU for DIRECTV U.S. was $58.70 and $57.70 in 2001 and 2000, respectively.

HUGHES ELECTRONICS CORPORATION

EBITDA was $160 million in 2001 compared to $151 million in 2000. The operating loss in 2001 for the DIRECTV U.S. businesses was $279 million compared to $244 million in 2000. The change in EBITDA resulted from increased profit on the higher revenues discussed above and the improvement in subscriber service expenses and broadcast operations expenses due mostly to the exit of the PRIMESTAR business in September 2000, which more than offset higher subscriber acquisition costs and operating costs and a $48 million charge related to 2001 employee reductions. The higher operating loss was principally due to increased depreciation primarily associated with customer leased DIRECTV receiving equipment.

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

EBITDA for 2001 was $580.0 million compared to $694.0 million for 2000. The decrease in EBITDA was due to the decreased revenues discussed above, higher direct operating and selling, general and administrative expenses to support the continued satellite fleet expansion, costs associated with new service initiatives, and a $7.0 million severance charge in the third quarter of 2001. EBITDA margin for 2001 was 66.7% compared to 67.8% for 2000. The decrease in EBITDA margin was due to the lower sales and higher operating costs. Operating profit was $165.3 million for

HUGHES ELECTRONICS CORPORATION

2001, compared to $356.6 million for 2000. The decrease in operating profit resulted from the decrease in EBITDA and higher depreciation expense related to additional satellites placed into service since December 31, 2000, and increased depreciation expense that resulted from a reduction in the useful life of the Galaxy VIII-i satellite due to the failure of its primary propulsion system during the third quarter of 2000.

Backlog for the Satellite Services segment, which consists primarily of operating leases on satellite transponders, was about $5.84 billion as of December 31, 2001 compared to about $6.0 billion as of December 31, 2000.

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

The Network Systems segment reported negative EBITDA of $111.8 million for 2001 compared to EBITDA of $0.1 million for 2000. The Network Systems segment had an operating loss of $171.8 million for 2001 compared to an operating loss of $63.5 million for 2000. The change in EBITDA and operating loss resulted from increased costs associated with the rollout of new DIRECWAY services, including AOL Plus Powered by DIRECWAY and the decreased revenues discussed above.

Eliminations and Other

The elimination of revenues decreased to $238.3 million in 2001 from $383.8 million in 2000 due primarily to the decline in intercompany purchases of DIRECTV receiving equipment and lower manufacturing subsidies paid by DIRECTV to HNS. Intercompany transactions include sales of receiving equipment from HNS to DIRECTV, and PanAmSat transponder leases to HNS and DLA.

Operating losses from “Eliminations and Other” improved to a loss of $1.4 million in 2001 from a loss of $89.3 million in 2000 due primarily to decreased corporate expenditures for employee benefits and lower margins on intercompany sales.

Liquidity and Capital Resources

In 2002, Hughes had sources of cash of $2,141.7 million, resulting primarily from additional net borrowings of $470.5 million, proceeds from the sale of investments of $322.4 million, insurance proceeds of $215.0 million and cash provided by operations of $1,126.1 million. Cash provided by operations included cash receipts of $600.0 million from the settlement payment related to the terminated merger agreement with EchoStar and a cash payment by Hughes of $180.0 million related to the GECC settlement. These sources of cash were offset by cash used during 2002 of about $1,713.2 million, primarily for expenditures for satellites and property of $1,298.1 million, the final settlement payment to Raytheon of $134.2 million, the $99.8 million purchase of short-term investments, preferred stock dividends paid to GM of $68.7 million and debt issuance costs of $85.4 million.

HUGHES ELECTRONICS CORPORATION

As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at December 31, 2002 and 2001 was 1.14 and 0.76, respectively. Working capital increased by $1,518.7 million to working capital of $453.3 million at December 31, 2002 from a working capital deficit of $1,065.4 million at December 31, 2001. The change was principally due to the repayment of current debt obligations and an increase in cash balances, both of which were funded by the proceeds received from long-term borrowings that resulted from the refinancing transactions described in more detail below, the cash receipts of $600 million from the settlement payment related to the terminated merger agreement with EchoStar and proceeds from the sale of investments.

Hughes expects to have cash requirements for its continuing operations in 2003 of about $200 million to $300 million. This cash will be used primarily for capital expenditures for satellites and property, interest expense and investments in affiliated companies, including the Latin America DIRECTV businesses. The above cash requirements do not include non-operational cash requirements such as costs related to the shutdown of the DIRECTV Broadband business and a potential purchase price adjustment payment to Boeing. For further discussion of the Boeing purchase price adjustment, see “Commitments and Contingencies” below. Hughes’ cash requirements are expected to be funded from a combination of existing cash balances, cash provided from operations, amounts available under credit facilities, and additional borrowings or refinancings, as needed. In the first quarter of 2003, Hughes completed a series of financing transactions designed to provide sufficient liquidity to fund Hughes’ business plan through cash flow breakeven. See “Notes Payable and Credit Facilities” below for additional information.

Hughes’ and its subsidiaries’ ability to borrow under the credit facilities is contingent upon meeting financial and other covenants. The agreements also include certain operational restrictions. These covenants limit Hughes’ and its subsidiaries’ ability to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new businesses. In addition, the terms of the PanAmSat debt and credit facilities restrict PanAmSat from transferring funds to Hughes in the form of cash dividends, loans or advances. At December 31, 2002, Hughes and its subsidiaries were in compliance with all such covenants.

Common Stock Dividend Policy.    Dividends may be paid on the GM Class H common stock only when, as, and if declared by GM’s Board in its sole discretion.

The GM Board has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Class H common stock. Similarly, Hughes has not paid dividends on its common stock to GM. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes.

Cash and Cash Equivalents.    Cash and cash equivalents were $1,128.6 million at December 31, 2002 compared to $700.1 million at December 31, 2001. Included within cash and cash equivalents at December 31, 2002 was $784.0 million of cash and cash equivalents at PanAmSat, which are available to PanAmSat but are generally not available for use by Hughes in its other businesses.

Cash provided by operating activities was $1,126.1 million in 2002 compared to $190.3 million in 2001 and $1,090.7 million in 2000. The change in 2002 compared to 2001 resulted from the settlement

HUGHES ELECTRONICS CORPORATION

payment related to the terminated merger agreement with EchoStar and $452.6 million of lower cash requirements for the change in operating assets and liabilities. The change in 2001 compared to 2000 resulted from $506.9 million of higher cash requirements for the change in operating assets and liabilities and $393.5 million of lower income from continuing operations excluding non-cash adjustments, such as deferred income taxes and other, depreciation and amortization, net gain from sale of investments and net loss on write-down of investments.

Cash provided by (used in) investing activities was $(887.2) million in 2002 compared to $(1,741.2) million in 2001 and $2,210.8 million in 2000. The change from 2002 to 2001 was primarily from reduced expenditures for satellites and property, reduced investments in companies, increased proceeds from the sale of investments and insurance claims, partially offset by a $99.8 million purchase of short-term investments by PanAmSat in 2002. The change from 2001 to 2000 was primarily from decreased proceeds from the sale of investments, which in 2000 included the proceeds from the sale of the Satellite Businesses to Boeing, and an increase in satellites and investment in companies in 2001, offset by lower expenditures for property and higher proceeds from insurance claims in 2001.

Cash provided by (used in) financing activities was $189.6 million in 2002 compared to $742.9 million in 2001 and $(849.6) million in 2000. Financing activities in 2002 includes net borrowings of $470.5 million, partially offset by the $134.2 million final payment of the Raytheon settlement, the payment of preferred stock dividends to GM and debt issuance costs of $85.4 million. Financing activities in 2001 includes an increase in borrowings of $1,314.8 million, partially offset by the $500 million partial payment of the Raytheon settlement and the payment of preferred stock dividends to GM. Financing activities in 2000 reflect the repayment of debt and payment of preferred stock dividends to GM.

Cash used in discontinued operations was $1.2 billion in 2000, which was primarily due to $1.1 billion of taxes associated with the sale of the Satellite Businesses.

Property and Satellites.    Property, net of accumulated depreciation, decreased $180.4 million to $2,017.4 million in 2002 from $2,197.8 million in 2001. The decrease in property resulted primarily from depreciation partially offset by capital expenditures of $566.4 million. The decrease in capital expenditures for property of $233.0 million in 2002 compared to 2001 was primarily due to a decrease in the purchase of DIRECTV receiving equipment in Latin America due to the economic environment and reduction in subscribers as well as decreased capital expenditures for property at PanAmSat. Satellites, net of accumulated depreciation, increased $116.0 million to $4,922.6 million in 2002 from $4,806.6 million in 2001. The increase in satellites resulted primarily from capital expenditures of $731.7 million for the construction of satellites, offset by depreciation of $375.7 million and the write-off of PAS-7 during the first quarter of 2002. The decrease in capital expenditures for satellites of $212.4 million in 2002 compared to 2001 was primarily due to decreased spending on SPACEWAY as the platform nears completion and DIRECTV 4S, which was launched in the fourth quarter of 2001. Total capital expenditures decreased to $1,298.1 million in 2002 from $1,743.5 million in 2001.

Notes Payable and Credit Facilities. Notes Payable.    In February 2002, PanAmSat completed an $800 million private placement notes offering. Such notes were exchanged for registered notes in November 2002. These unsecured notes bear interest at an annual rate of 8.5%, payable semi-annually and mature in 2012.

In January 2002, PanAmSat repaid in full the $46.5 million outstanding balance of variable rate notes assumed in 1999 in connection with the early buy-out of a satellite sale-leaseback.

HUGHES ELECTRONICS CORPORATION

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The $200 million five-year notes were repaid in January 2003. The outstanding principal balances and interest rates for the seven, ten and thirty-year notes as of December 31, 2002 were $275 million at 6.125%, $150 million at 6.375% and $125 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a new secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured by certain of the operating assets of PanAmSat that were pledged in connection with the secured bank facility.

Credit Facilities.    In February 2002, Hughes amended and increased its existing $750.0 million multi-year credit facility (the “Amended Credit Agreement”). The Amended Credit Agreement provided availability of $1,235.2 million in revolving borrowings. The facility was secured by substantially all of Hughes’ assets other than the assets of DLA and PanAmSat. In March 2002, Hughes borrowed an additional $764.8 million under a term loan tranche that was added to the Amended Credit Agreement. The Amended Credit Agreement was subsequently amended in November 2002. The November 2002 amendment reduced the size of the term loan from $764.8 million to $650.0 million and increased the size of the revolving component to $1,284.0 million, of which $500 million was committed by General Motors Acceptance Corporation (“GMAC”). In December 2002, EchoStar paid $600 million for the termination of the merger agreement, which resulted in a $143.7 million mandatory prepayment of the term loan under the Amended Credit Agreement. Accordingly, the term loan was reduced from $650.0 million to $506.3 million. As of December 31, 2002, the revolving component of the Amended Credit Agreement was undrawn and $506.3 million was outstanding under the term loan. The Amended Credit Agreement was terminated on February 28, 2003 and all amounts outstanding were repaid by Hughes from the proceeds of the DIRECTV Holdings LLC (“DIRECTV”) notes offering described below.

In the first quarter of 2003, Hughes completed a series of financing transactions to replace the Amended Credit Agreement with a capital structure that is more long-term in nature. On February 28, 2003, DIRECTV issued $1.4 billion in senior notes due in 2013. The ten-year senior notes are unsecured indebtedness guaranteed by all of DIRECTV’s domestic subsidiaries and bear interest at 8.375%. In addition, on March 6, 2003, DIRECTV entered into a new senior secured credit facility with total term loan and revolving loan commitments of $1.675 billion. The new senior secured credit facility is comprised of a $375.0 million Tranche A Term Loan, $200.0 million of which was undrawn at March 6, 2003, a $1,050.0 million Tranche B Term Loan and a $250.0 million revolving credit facility which was undrawn at March 6, 2003. The new senior secured credit facility has a term of five to seven years and is secured by substantially all of DIRECTV’s assets and guaranteed by all of DIRECTV’s domestic subsidiaries. The revolving credit facility and term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 3.50%. DIRECTV distributed to Hughes the net proceeds from the senior secured credit facility and the sale of the senior notes totaling $2.56 billion. The $200 million undrawn portion of the Tranche A Term Loan is expected to be drawn by December 31, 2003 with the proceeds distributed to Hughes. The revolving portion of the senior secured credit facility will be available to DIRECTV to fund working capital and other requirements. The above distribution enabled Hughes to repay all amounts outstanding under its existing Amended Credit Agreement and is expected to provide sufficient liquidity to fund Hughes’ business plan through projected cash flow breakeven and for Hughes’ other corporate purposes.

In February 2002, PanAmSat obtained a bank facility in the amount of $1,250 million. The bank facility is comprised of a $250 million revolving credit facility, which was undrawn as of December 31, 2002, a $300 million Tranche A Term Loan and a $700 million Tranche B Term Loan, both of which were fully drawn as of December 31, 2002. This bank facility replaced a previously existing $500 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus 3.0%. The Tranche B Term Loan bears interest at

HUGHES ELECTRONICS CORPORATION

LIBOR plus 3.5%. The revolving credit facility and Tranche A Term Loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably by substantially all of PanAmSat’s operating assets, including its satellites. PanAmSat repaid a $1,725 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and notes payable described above, as well as existing cash balances.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with GMAC. The facility was subsequently amended in February and November 2002. The most recent amendment reduced the size of the facility to $1,500 million and provided for a commitment through August 31, 2003. The facility is comprised of a $1,500 million tranche secured by a $1,500 million Hughes cash deposit. Borrowings under the facility bear interest at GMAC’s cost of funds plus 0.125%. The $1,500 million cash deposit earns interest at a rate equivalent to GMAC’s cost of funds. Hughes has the legal right of setoff with respect to the $1,500 million GMAC cash deposit, and accordingly offsets it against amounts borrowed from GMAC under the $1,500 million tranche in the consolidated statement of financial position. The facility was fully drawn as of December 31, 2002.

On January 5, 2001, DLA entered into a $450.0 million revolving credit facility. The obligations under the DLA facility were assigned to Hughes in February 2002. In addition, the obligations under SurFin’s unsecured revolving credit facilities of $400.0 million and $212.5 million were assigned to Hughes in February 2002.

Other.    $61.5 million in other short-term and long-term debt, related primarily to DLA and HNS’ international subsidiaries, was outstanding at December 31, 2002, bearing fixed and floating rates of interest of 4.30% to 16.00%. Principal on these borrowings is due in varying amounts through 2007.

Acquisitions and Divestitures. DIRECTV Broadband.    On April 3, 2001, Hughes acquired Telocity, a company that provided land-based DSL services, through the completion of a tender offer and merger. Telocity was operated as DIRECTV Broadband and is included as part of the Direct-To-Home Broadcast segment. The purchase price was $197.8 million and was paid in cash.

On December 13, 2002, Hughes announced that DIRECTV Broadband would close its high-speed Internet service business in the first quarter of 2003 and transition its existing customers to alternative service providers. As a result, in December 2002, Hughes notified approximately half of DIRECTV Broadband’s 400 employees of a layoff, with a minimum of 60 days notice during which time they were paid, followed by receipt of a severance package. The remaining employees worked with customers during the transition and assisted with the closure of the business, which occurred on February 28, 2003. As a result, Hughes recorded a fourth quarter 2002 charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and write-off of customer premise equipment. This charge was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss). Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. No amounts were paid as of December 31, 2002.

The financial information included herein reflects the acquisition discussed above from its date of acquisition. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

HUGHES ELECTRONICS CORPORATION

Hughes Tele.com (India) Limited.    On December 6, 2002, HNS completed a series of transactions to exchange its equity interest in HTIL of $58.8 million, long-term receivables from HTIL of $75.0 million, and a net receivable of $25.4 million from HTIL’s Indian sponsor, Ispat, in exchange for investments in Tata Teleservices Limited (“TTSL”). The transactions were accounted for as a sale of the assets surrendered at their fair values and the purchase of the instruments in TTSL on the date of the transactions. HNS allocated the fair value of the assets surrendered of $135.1 million to the assets received, which include redeemable preference shares ($110.1 million), a 15 year zero coupon note ($9.7 million) and 50 million common stock purchase warrants ($15.3 million), based on their relative fair values. The preference shares are redeemable at the end of 51 or 75 months at the option of HNS and are also convertible to common equity at the end of 75 months at the option of HNS. The redemption is guaranteed in the form of a put to TTSL’s parent company, Tata Sons. The preference shares are carried at fair value as an available-for-sale debt security, with unrealized gains and losses reported, net of tax, as a component of OCI.

Based on the fair value of the assets surrendered on December 6, 2002, HNS recognized an after-tax loss of approximately $14.1 million, which is comprised of a pre-tax loss recognized in “Other, net” of $52.1 million, based on the difference between fair value and carrying value of the assets surrendered and the requirement to recognize cumulative translation adjustments of $28.0 million associated with the HTIL investment, which were offset by an approximate $38.0 million tax benefit which includes the tax benefit from equity method losses that were not previously recognized for tax purposes.

Also during 2002, HNS recorded the receivable from Ispat described above when it honored a $54.4 million loan guarantee. The receivable was immediately reduced to its estimated net realizable value of $25.4 million through a charge to “Other, net” of $29.0 million.

During September 2000, HTIL sold new common shares in a public offering in India. As a result of this transaction, Hughes’ equity interest was reduced from 44.7% to 29.1% and Hughes recorded a $23.3 million increase to “Capital stock and additional paid-in capital.”

Galaxy Entertainment Argentina.    On May 1, 2001, DLA acquired from Grupo Clarín S.A. (“Clarin”) a 51% ownership interest in GEA, a local operating company in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that under certain circumstances will allow Clarin to sell its 3.98% interest back to DLA in November 2003 for $195 million (see “Commitments and Contingencies” below for further discussion). As a result of the transaction, Hughes’ interest in DLA decreased from 77.8% to 74.7% and Hughes’ ownership in GEA increased from 20% to 58.1%. Hughes’ portion of the purchase price, which amounted to about $130 million, was recorded as an increase to “Capital stock and additional paid-in capital.”

The financial information included herein reflects the acquisition discussed above from its date of acquisition. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

Satellite Systems Manufacturing Businesses.    On October 6, 2000, Hughes completed the sale of its satellite systems manufacturing businesses for $3.75 billion in cash. The transaction resulted in the recognition of a pre-tax gain of $2,036.0 million, or $1,132.3 million after-tax. Included in this gain is a net after-tax curtailment loss of $42.0 million related to pension and other post retirement benefit plan assets and liabilities associated with the Satellite Businesses. The purchase price is subject to adjustment based upon the final closing date financial statements as discussed in “Commitments and Contingencies” below.

HUGHES ELECTRONICS CORPORATION

In a separate, but related transaction, Hughes also sold to Boeing its 50% interest in HRL Laboratories LLC (“HRL”) for $38.5 million, which represented the net book value of Hughes’ interest in HRL at October 6, 2000.

DIRECTV Japan.    On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued. Pursuant to an agreement with Japan Digital Broadcasting Services Inc. (now named Sky Perfect), qualified subscribers to the DIRECTV Japan service were offered the opportunity to migrate to the Sky Perfect service. DIRECTV Japan was paid a commission for each subscriber who actually migrated. Hughes also acquired a 6.6% interest in Sky Perfect. As a result, Hughes wrote-off its net investment in DIRECTV Japan of $164.6 million and accrued exit costs of $403.7 million and involuntary termination benefits of $14.5 million. Accrued exit costs consist of claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. The write-off and accrual were partially offset by the difference between the cost of the Sky Perfect shares acquired and the estimated fair value of the shares ($428.8 million), as determined by an independent appraisal, and by $40.2 million for anticipated contributions from other DIRECTV Japan shareholders. The net effect of the transaction was a charge to “Other, net” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) of $170.6 million at March 31, 2000.

DIRECTV Japan employed approximately 290 personnel as of March 31, 2000, of which 244 were terminated during 2000. All remaining personnel were terminated in the first quarter of 2001.

During 2002, $41.1 million of accrued liabilities related to the exit costs were reversed upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net.” In the third quarter of 2001, $32.0 million of accrued exit costs were reversed as a credit adjustment to “Other, net.” In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to “Other, net” of $106.0 million. The third quarter of 2001 and fourth quarter of 2000 adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and favorable settlements of various contracts and claims.

In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of Hughes’ interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. In the third quarter of 2001 and fourth quarter of 2000, a portion of the decline in the value of the Sky Perfect investment was determined to be “other-than-temporary,” resulting in a write-down of the carrying value of the investment by $212 million and $86 million, respectively. At December 31, 2001, the investment’s market value approximated its carrying value. In October 2002, Hughes sold all of its interest in Sky Perfect for approximately $105 million in cash, resulting in a pre-tax loss of about $24.5 million.

Investments in Marketable Securities.    Investments in marketable equity securities stated at current fair value and classified as available-for-sale totaled $98.2 million and $725.4 million at December 31, 2002 and 2001, respectively, and were recorded in the Consolidated Balance Sheets in “Investment and Other Assets.” Investments in debt securities, stated at current fair value and classified as available-for-sale, totaled $209.9 million at December 31, 2002. Investments in debt securities with maturities of less than one year totaling $99.8 million are carried in “Prepaid expenses and other.” Investments in debt securities with remaining maturities of six years totaling $110.1 million are carried in “Investments and Other Assets.”

HUGHES ELECTRONICS CORPORATION

At December 31, 2002, $3.4 million in accumulated unrealized pre-tax losses were recorded as part of OCI. At December 31, 2001, $323.1 million of accumulated unrealized pre-tax gains were recorded as part of OCI. During 2002 and 2001, Hughes recorded a write-down for other-than-temporary declines in certain marketable equity investments of $148.9 million and $226.1 million, respectively.

On August 21, 2002, Hughes sold about 8.8 million shares of Thomson common stock for approximately $211.0 million in cash, resulting in a pre-tax gain of about $158.6 million.

On November 19, 2001, Hughes repaid $74.9 million of debt pursuant to the terms of a debt guarantee provided by Hughes for the benefit of Motient. In connection with the payment, Hughes received from Motient 7.1 million common shares of XM Satellite Radio Holdings Inc. stock, with a market value as of November 2001 of $67.9 million and $3.6 million in cash. The repayment of Motient’s debt released Hughes of any further obligations related to Motient’s indebtedness and therefore Hughes reversed a related reserve of $39.5 million. The net effect of these actions resulted in a credit of $36.1 million to “Other, net” in the Consolidated Statement of Operations and Available Separate Consolidated Net Income (Loss).

On July 31, 2001, Hughes sold about 4.1 million shares of Thomson common stock for approximately $132.7 million in cash, resulting in a pre-tax gain of approximately $108.3 million.

Pension Plans.    Hughes recorded pension expense of $24.2 million in 2002, $10.2 million in 2001, and $10.9 million in 2000 related to its funded and unfunded defined benefit retirement plans. Hughes contributed $7.9 million in 2002, $6.4 million in 2001 and $8.0 million in 2000 to its unfunded plans for benefit payments. The pension benefit obligation of Hughes’ defined benefit retirement plans exceeded the fair value of plan assets by about $135.5 million at December 31, 2002 and $39.9 million at December 31, 2001. The increase in the unfunded benefit obligation is largely the result of unfavorable equity market performance, a lower discount rate and benefit payments made during 2002.

Hughes uses December 1 as the measurement date to determine the Projected Benefit Obligation (“PBO”) reported for year end and for the pension expense to be recorded in the subsequent year. The discount rate assumption is determined based on the yield of high quality fixed-income debt instruments. For purposes of determining Hughes’ PBO as of December 31, 2002 and pension expense in 2003, Hughes used a discount rate of 7.00% as of December 1, 2002, a ¼% reduction from the 7.25% discount rate used in the prior year. A further ¼% decrease in the discount rate would increase the PBO by approximately $11.5 million and reduce equity, net of taxes, by approximately $6.0 million, while a ¼% increase in the discount rate would decrease the PBO by approximately $11.2 million and increase equity, net of taxes, by approximately $5.5 million. These assumed changes in discount rates would also result in a change to pension expense of less than $1 million.

Hughes’ expected return on plan assets assumption is derived from a review of Hughes’ long-term actual return on plan assets, annual survey data, and periodic detailed studies conducted by Hughes’ actuary. While the review gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on the most recent review, Hughes is revising its expected long-term return on plan assets assumption for 2003 to 9.00%, a reduction from its previous level of 9.50%. Although in 2002 and 2001, asset returns have been below Hughes’ long-term return on plan asset assumption, Hughes has achieved a compounded annual return on plan assets of about 12% over the 20 year period ended December 1, 2002. An additional ¼% reduction in the expected return on plan assets would increase the 2003 expense by approximately $1 million. Hughes’ funding requirements would not be impacted by changes in the discount rate or the expected return on plan asset assumption.

HUGHES ELECTRONICS CORPORATION

Commitments and Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for a dispute resolution process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest at a rate of 9.5% from the date of sale, the total amount of which has been provided for in Hughes’ consolidated financial statements. However, Boeing has submitted additional proposed adjustments, which are being resolved through the dispute resolution process. As of December 31, 2002, approximately $670 million of proposed adjustments remain unresolved. Hughes is contesting the matter in the arbitration process, which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated results of operations and financial position.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above item, various legal actions, claims, and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2002. After discussion with counsel representing Hughes in those actions, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated results of operations and financial position. See Item 3. Legal Proceedings under Part I for further information.

Other

The in-orbit satellites of Hughes and its subsidiaries are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of Hughes’ businesses. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers.

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its ability to provide service. Where insurance costs related to known satellite anomalies are prohibitive, Hughes’ insurance policies contain coverage exclusions and

HUGHES ELECTRONICS CORPORATION

Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $563.5 million and the book value of the satellites that were not insured was $1,049.7 million at December 31, 2002.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for Galaxy XI and PAS-1R for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and PanAmSat expects that both of these satellites will continue to serve these existing customers. The insurance policies for these satellites total approximately $289 million and $345 million, respectively, and both include a salvage provision for PanAmSat to share 10% of future revenues from these satellites with their respective insurers if the proof of loss is accepted. The availability and use of the proceeds from these insurance claims are restricted by the agreements governing PanAmSat’s debt obligations. No assurances can be made that the proof of loss with respect to these two satellites will be accepted by the insurers. PanAmSat is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to PanAmSat, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, PanAmSat currently expects to operate these satellites through their expected economic ends of life, although a portion of the transponder capacity on these satellites will not be useable during such time. Hughes currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

PanAmSat and the manufacturer of the Galaxy VIII-iR satellite have agreed in principle to terminate the Galaxy VIII-iR satellite construction contract. The agreement is subject to the execution of mutually acceptable documentation, but there can be no assurance that this will occur. In connection with the termination of the contract, as of December 31, 2002, PanAmSat had a receivable due from the satellite manufacturer of $72.0 million, which represents amounts previously paid to the manufacturer (of approximately $58.8 million), liquidated damages and interest owed under the construction agreement. PanAmSat expects that it will collect substantially all of this receivable and does not anticipate recording a charge to earnings related to this receivable. In addition, PanAmSat has agreed with the Galaxy VIII-iR launch vehicle provider to defer use of the launch to a future satellite. PanAmSat had intended to locate the Galaxy VIII-iR satellite at 95 degrees west longitude. However, with the successful launch and commencement of service on the Galaxy IIIC satellite at this same orbital location in September 2002, PanAmSat believes it has sufficient capacity to meet customer demand for services at this location.

Hughes is contingently liable under standby letters of credit and bonds in the aggregate amount of $65.1 million which were undrawn at December 31, 2002 and DLA has guaranteed $3.0 million of bank debt related to non-consolidated DLA local operating companies, which is due in varying amounts through 2005. Additionally, as described in “Liquidity and Capital Resources—Acquisitions and Divestitures” above, DLA may be required to repurchase Clarin’s 3.98% interest in DLA for $195 million in November 2003. In the first quarter of 2003, Clarin notified DLA that it believes that DLA’s decision to initiate discussions with Clarin and certain other programmers, suppliers and business associates to address DLA’s financial and operational challenges has caused DLA to be responsible immediately to purchase Clarin’s equity interest in DLA. DLA does not believe that the purchase obligation has been accelerated. See Note 22 of the Notes to the Consolidated Financial Statements in Item 8 for further discussion of this matter.

The Hughes Board of Directors has approved several benefit plans designed to provide benefits for the retention of about 205 key employees and also provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs.

HUGHES ELECTRONICS CORPORATION

Upon a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed if an employee is identified for termination. A total of up to about $105 million for retention benefits will be paid, with approximately 50% paid at the time of a change-in-control and 50% paid up to 12 months following the date of a change-in-control. The amount of severance benefits to be paid will be based upon decisions that will be made relating to employee layoffs, if any, following the date of a change-in-control. In addition, as of December 31, 2002, approximately 30.5 million employee stock options to purchase shares of GM Class H common stock will vest upon a qualifying change-in-control and up to an additional 8.4 million employee stock options could vest if employees are laid off within one year of a change-in-control.

At December 31, 2002, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $769.4 million, payable as follows: $252.5 million in 2003, $210.6 million in 2004, $107.6 million in 2005, $52.3 million in 2006, $46.1 million in 2007, and $100.3 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease rental income, were $68.0 million in 2002, $59.7 million in 2001 and $55.9 million in 2000.

Hughes has minimum commitments under noncancelable satellite construction and launch contracts and programming agreements. Minimum payments over the terms of applicable contracts are anticipated to be approximately $3,461.5 million, payable as follows: $825.1 million in 2003, $596.8 million in 2004, $437.5 million in 2005, $693.0 million in 2006, $762.1 million in 2007, and $147.0 million thereafter.

During the first quarter of 2003, Hughes and AOL agreed to terminate their strategic alliance, which the companies had entered into in June 1999. In connection with the termination of the alliance, Hughes recorded a pre-tax charge of $23 million in the fourth quarter of 2002 to “Selling, general and administrative expenses” and was released from its commitment to spend up to approximately $1 billion in additional sales, marketing, development and promotion efforts in support of certain specified products and services. Under the terms of the agreement, HNS will continue to provide services to current bundled AOL broadband subscribers using the HNS high-speed Internet satellite service as the companies develop a transition plan to an unbundled service.

Certain Relationships and Related Party Transactions

Satellite Procurement Agreements.    Currently, Hughes is a party to agreements with Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company (“HSC”), for the construction of four satellites with a total contract value of $1,434.6 million that were entered into prior to the sale of HSC to Boeing on October 6, 2000. Although Hughes believes the agreements are on commercially reasonable terms, there can be no assurance that Hughes will be able to procure satellites on similar terms in the future. At December 31, 2002, Hughes’ remaining obligation under these contracts was $178.3 million.

Income Taxes.    Hughes and its domestic subsidiaries join with GM in filing a consolidated U.S. federal income tax return. The terms of the current tax allocation agreement with GM generally require that Hughes provide for income taxes as if it filed on a separate return basis. At December 31, 2002, the Consolidated Balance Sheets reflect deferred tax assets attributable to the future benefits from the utilization of certain foreign tax credits, alternative minimum tax credits, general business credits and net operating losses of acquired subsidiaries available to be carried forward in the amounts of $61.5 million, $46.3 million, $14 million and $98.3 million, respectively.

HUGHES ELECTRONICS CORPORATION

Equity Method Investments.    Hughes holds 19.5% and 40.0% equity interests in LOC’s that are the exclusive distributors of DIRECTV in Venezuela and Puerto Rico, respectively. During 2001, Hughes began recording approximately 75.0% of the net losses incurred from these entities due to the accumulation of net losses in excess of the other investors’ investments, and Hughes’ continued funding of those businesses. During the years ended December 31, 2002, 2001 and 2000, DLA recognized revenues of $189.9 million, $160.6 million, and $90.1 million, respectively, primarily for sales of programming to the LOC’s. Broadcast programming and other costs associated with these revenues were $110.4 million, $90.7 million, and $51.6 million during the years ended December 31, 2002, 2001 and 2000, respectively. Also during the years ended December 31, 2002, 2001 and 2000, Hughes recognized equity method losses in “Other, net” of $54.1 million, $16.2 million, and $18.8 million, respectively. DLA had accounts receivable of $310.9 million and $217.5 million from the LOC’s as of December 31, 2002 and 2001, respectively.

Accounting Changes

Hughes adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS No. 144 refined existing impairment accounting guidance and extended the use of this accounting to discontinued operations. SFAS No. 144 allowed the use of discontinued operations accounting treatment for both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminated the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have any impact on Hughes’ consolidated results of operations or financial position. However, operating results of discontinued businesses such as DIRECTV Broadband, which previously would not have been reported as a discontinued operation, will be reported as a discontinued operation under this new standard in future periods.

Hughes also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 required that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written-down, as needed, based upon an impairment analysis that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives. SFAS No. 142 required that Hughes perform step one of a two-part transitional impairment test to compare the fair value of each reportable unit with its respective carrying amount, including goodwill. If the carrying value exceeds the fair value, step two of the transitional impairment test must be performed to measure the amount of the impairment loss, if any. SFAS No. 142 also required that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations,” and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

As part of Hughes’ acquisition of PRIMESTAR in 1999, dealer network and subscriber base intangible assets were identified and valued in accordance with Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” The dealer network intangible asset originally valued as part of Hughes’ acquisition of PRIMESTAR was based on established distribution, customer service and marketing capability that had been put in place by PRIMESTAR. The subscriber base intangible asset originally valued as part of Hughes’ acquisition of PRIMESTAR was primarily based on the expected non-contractual future cash flows to be earned over the life of the PRIMESTAR subscribers converted to the DIRECTV service. In accordance with SFAS No. 142, Hughes completed a review of its intangible assets and determined that the previously recorded dealer network and subscriber base intangible assets established under APB Opinion No. 16 did not meet the contractual or other legal

HUGHES ELECTRONICS CORPORATION

rights criteria. The dealer network and subscriber base intangible assets also did not meet the separability criteria because the intangible assets could not be sold, transferred, licensed, rented or exchanged individually or in combination with other assets or liabilities, apart from selling the entire DIRECTV business. As a result, in the first quarter of 2002, Hughes reclassified $209.8 million, net of $146.0 million of accumulated amortization, of previously reported intangible assets to goodwill. As a result of this reclassification, approximately $13.2 million of quarterly amortization expense ceased, beginning January 1, 2002. In October 2002, Emerging Issues Task Force (“EITF”) Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” was issued, which gave clarifying guidance on the treatment of certain subscriber-related relationships. As a result, as of the beginning of the fourth quarter of 2002, the subscriber base and dealer network intangible assets were reinstated and are being amortized over their estimated remaining useful lives of 2 and 12 years, respectively. As a result of this change, Hughes recognized amortization expense of $18.5 million in the fourth quarter of 2002.

In the first quarter of 2002, Hughes also completed the required transitional impairment test for intangible assets with indefinite lives, which consist of FCC licenses for direct-to-home broadcasting frequencies (“Orbital Slots”), and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002.

In the second quarter of 2002, with the assistance of an independent valuation firm, Hughes completed step one of the transitional test to determine whether a potential impairment existed for goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the fair values of DIRECTV U.S. and the Satellite Services segment exceeded their carrying values, therefore no further impairment test was required. It was also determined that the carrying values of DLA and DIRECTV Broadband exceeded their fair values, therefore requiring step two of the impairment test be performed. No goodwill or intangible assets existed at the Network Systems segment and therefore no impairment test was required.

Hughes completed step two of the impairment test for DLA and DIRECTV Broadband in the fourth quarter of 2002 as required by SFAS No. 142. Step two of the transitional test requires the comparison of the implied value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. In the initial year of adoption, the impairment loss, if any, is recorded as a cumulative effect of accounting change, net of taxes. As a result of completing step two, Hughes determined that $631.8 million and $107.9 million representing all of the goodwill recorded at DLA and DIRECTV Broadband, respectively, was impaired. In addition, Hughes also recorded a $16.0 million charge representing its share of the goodwill impairment of an equity method investee. Therefore, Hughes recorded a cumulative effect of accounting change, net of taxes, of $681.3 million ($755.7 million pre-tax) as of January 1, 2002 in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss).

In accordance with SFAS No. 142, Hughes will perform its annual impairment test for all reporting units during the fourth quarter of each year, commencing in the fourth quarter of 2002. If an impairment loss results from the annual impairment test, the loss will be recorded as a pre-tax charge to operating income. In the fourth quarter of 2002, with the assistance of an independent valuation firm, Hughes completed its first annual impairment test for DIRECTV U.S. and the Satellite Services segment. The independent valuation, which was primarily based on the present value of expected future cash flows, resulted in fair values for DIRECTV U.S. and for the Satellite Services segment that exceeded Hughes’ carrying values. As a result, no impairment loss existed for DIRECTV U.S. and the Satellite Services segment for 2002.

HUGHES ELECTRONICS CORPORATION

Hughes adopted SFAS No. 141, “Business Combinations” on July 1, 2001. SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibited the amortization of goodwill and intangible assets with indefinite lives acquired thereafter. The adoption of SFAS No. 141 did not have a significant impact on Hughes’ consolidated results of operations or financial position.

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires the consolidation of affiliated companies where a controlling financial interest is achieved through arrangements other than voting interests. Affiliated companies are considered variable interest entities in instances where affiliate capital is insufficient to permit the affiliate to finance its activities without additional subordinated financial support, and in certain other circumstances. The determination as to whether an affiliate is a variable interest entity must be based on the circumstances on the date that an entity becomes involved with an affiliate or when certain events occur that would indicate a potential change in a previous determination. Consolidation of an affiliate is required when it is determined that the affiliate is a variable interest entity and that the investor will absorb a majority of the expected losses or residual returns if they occur. As required, Hughes will apply the provisions of FIN 46 for all investments in affiliates after January 31, 2003. For investments in variable interest entities made before February 1, 2003, Hughes will follow the provisions of FIN 46, as required, no later than July 1, 2003. The adoption of this standard could result in the consolidation of certain affiliates which were previously accounted for under the equity method of accounting. Such adoption would be reflected as a cumulative effect of accounting change in the consolidated statements of operations.

Hughes has identified the partially-owned local operating companies providing DLA programming services in Venezuela and Puerto Rico, of which Hughes owns 19.5% and 40.0%, respectively, as potential variable interest entities. Hughes currently accounts for these investments under the equity method of accounting and reflects approximately 75.0% of their net income or loss in Hughes’ consolidated statements of operations due to the accumulation of net losses in excess of the other investors’ investments.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide two alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Hughes currently follows the intrinsic value based method of accounting for stock- based compensation of APB No. 25. Hughes will adopt the fair value based method of accounting for

HUGHES ELECTRONICS CORPORATION

stock-based compensation for all stock-based compensation granted after December 31, 2002 in accordance with the original transition provisions of SFAS No. 123. Adoption of this standard will result in an increase in compensation cost recognized in operating results. Had Hughes followed the fair value based method of accounting for stock-based compensation under SFAS No. 123 for the years ended December 31, 2002, 2001 and 2000, pro forma earnings (loss) used for computation of available separate consolidated net income (loss) would have been $(1,112.4) million, $(946.5) million and $585.3 million, respectively.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. Hughes has not yet determined the impact this issue will have on its consolidated results of operations or financial position, if any.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 generally requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Hughes is required to implement SFAS No. 146 on January 1, 2003. Hughes’ adoption of this standard on January 1, 2003 is not expected to have a significant impact on Hughes’ consolidated results of operations or financial position.

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

Security Ratings

Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due. Ratings below Baa3 and BBB- denote sub-investment grade status for Moody’s and S&P, respectively. Ratings in the Ba/BB range generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. Ratings in the B range generally indicate that the obligor currently has financial capacity to meet its financial commitments but there is limited assurance over any long period of time that interest and principal payments will be made or that other terms will be maintained. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

Hughes

On December 11, 2002, Moody’s Investor Services (“Moody’s”) confirmed Hughes’ Ba3 senior secured and senior implied rating. The rating outlook, which previously remained on review for possible

HUGHES ELECTRONICS CORPORATION

downgrade pending the outcome of the EchoStar Merger, was revised to stable, and Moody’s stated that the credit focus had turned to liquidity and Hughes obtaining permanent financing for its long-term needs. The rating action resulted from the December 10, 2002 announcement that Hughes received a $600 million cash settlement payment related to the terminated merger agreement with EchoStar.

On December 11, 2002, Standard & Poor’s Ratings Services (“S&P”) affirmed its long-term corporate credit rating on Hughes of B+ and its rating of BB- on Hughes’ senior secured credit facility. At the same time, S&P revised its Credit Watch implications on Hughes from negative to developing. The rating action stated that the termination of the EchoStar merger agreement on December 10, 2002 provided meaningful cash to Hughes and enabled Hughes to freely pursue strategic alternatives. S&P further noted that considerable uncertainty surrounds the eventual ownership of Hughes and that a new assessment would be needed if Hughes enters into merger discussions with another party.

DIRECTV

On February 19, 2003, Moody’s assigned to DIRECTV a Ba2 senior secured rating with respect to its senior secured credit facilities and a B1 senior unsecured rating on the $1.4 billion of senior unsecured notes. Moody’s has also assigned a Ba3 senior implied and a B2 issuer rating to DIRECTV. The outlook is stable. The rating outlook presumed diminishing capital and investment requirements, combined with operating profit improvement to generate eventual free cashflow, and therefore the ratings were considered to be moderately prospective.

On February 12, 2003, S&P assigned a BB- rating on the senior secured credit facilities and a B rating on the $1.4 billion of senior unsecured notes. The ratings were placed on Credit Watch with positive implications, based on S&P’s assessment of the likelihood that Hughes or DIRECTV could be acquired by an entity with higher credit quality than Hughes’ B+ corporate credit rating.

PanAmSat

On December 11, 2002 Moody’s confirmed PanAmSat’s Ba2 senior secured debt rating and Ba3 senior unsecured debt rating. The rating actions resulted from the termination of the EchoStar merger agreement and the announcement that Hughes would retain its 81% interest in PanAmSat. The outlook for the PanAmSat rating is stable.

On December 11, 2002 S&P revised its Credit Watch implications for the corporate credit rating on PanAmSat to developing from negative, following the termination of the EchoStar merger agreement. On November 18, 2002 S&P lowered PanAmSat’s corporate credit rating to B+ from BB-. A BB- rating was assigned to PanAmSat’s senior secured credit facilities and notes, and a B- rating was assigned to the $800 million of senior notes which are unsecured. S&P stated that the PanAmSat downgrade reflected Hughes’ majority ownership and not PanAmSat’s stand-alone operating performance or financial conditions, which was considered stable.

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

HUGHES ELECTRONICS CORPORATION

Hughes enters into derivative instruments only to the extent considered necessary to meet its risk management objectives, and does not enter into derivative contracts for speculative purposes.

Foreign Currency Risk

Hughes generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore is exposed to fluctuations in foreign currency exchange rates. Hughes’ objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, Hughes enters into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. By policy, Hughes maintains coverage between minimum and maximum percentages of its anticipated foreign exchange exposures. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair values of foreign exchange contracts and foreign currency denominated assets and liabilities would be a charge of $12.5 million and $11.6 million, net of taxes, at December 31, 2002 and December 31, 2001, respectively.

Investments

Hughes maintains investments in publicly-traded common stock of unaffiliated companies and is therefore subject to equity price risk. These investments are classified as available-for-sale and, consequently, are reflected in Hughes’ Consolidated Balance Sheets at fair value with unrealized gains or losses, net of taxes, recorded as part of OCI, a separate component of stockholder’s equity. Declines in market value that are judged to be “other-than-temporary” are charged to “Other, net” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss). The fair values of the investments in such common stock were $98.2 million and $725.4 million at December 31, 2002 and December 31, 2001, respectively, based on closing market prices. A 10% decline in the market price of these investments would cause the fair value of the investments in common stock to decrease by $9.8 million and $72.5 million at December 31, 2002 and December 31, 2001, respectively. No actions have been taken by Hughes to hedge this market risk exposure.

Interest Rate Risk

Hughes is subject to interest rate risk related to its outstanding debt of $3.1 billion at December 31, 2002 and $2.6 billion at December 31, 2001. As of December 31, 2002, debt consisted of PanAmSat’s fixed rate borrowings of $1,550.0 million and variable rate borrowings of $1,000 million, Hughes’ variable rate borrowings of $506.3 million, and various other floating and fixed rate borrowings. Hughes is subject to fluctuating interest rates, which may adversely impact its consolidated results of operations and cash flows for its variable rate bank borrowings. At December 31, 2002, outstanding borrowings bore interest rates ranging from 4.3% to 16.0%. As of December 31, 2002, the hypothetical impact of a one percentage point increase in interest rates related to Hughes’ outstanding variable rate debt would be to increase annual interest expense by approximately $15 million.

Credit Risk

Hughes is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While Hughes believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

* * *

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is included in Item 7, and is incorporated herein by reference.

HUGHES ELECTRONICS CORPORATION

RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Hughes Electronics Corporation (“Hughes”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations were prepared by management, who is responsible for their integrity and objectivity. Where applicable, this financial information has been prepared in conformity with the Securities Exchange Act of 1934, as amended (the Exchange Act), and accounting principles generally accepted in the United States of America. The preparation of this financial information requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies that may involve a higher degree of estimation, judgment and complexity are described in Management’s Discussion and Analysis.

Management is responsible for maintaining internal controls designed to provide reasonable assurance that the books and records reflect the transactions of Hughes and that established policies and procedures are carefully followed. Management is further responsible for maintaining disclosure controls and procedures (as defined in the Exchange Act) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. An important feature in Hughes’ system of internal controls and disclosure controls and procedures is that both are periodically reviewed for effectiveness and are augmented by written policies and guidelines.

The unqualified certifications of Hughes’ Chief Executive Officer and Chief Financial Officer related to the consolidated financial statements, other financial information, internal controls and disclosure controls are included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of Hughes and issues its report thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management. The Independent Auditors’ Report appears on page 65.

The Board of Directors, through its Audit Committee, is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements and engaging the independent auditors. The Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities and to assess the effectiveness of internal control. To reinforce complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal controls, and the quality of financial reporting.

/s/ HARRY J. PEARCE Harry J. Pearce Chairman of the Board of Directors	/s/ JACK A. SHAW Jack A. Shaw Director, President and Chief Executive Officer	/s/ MICHAEL J. GAINES Michael J. Gaines Vice President and Chief Financial Officer

HUGHES ELECTRONICS CORPORATION

AUDIT COMMITTEE’S REPORT

The Audit Committee of the Hughes Electronics Corporation Board of Directors (the “Committee”) is composed of three independent directors and operates under a written charter adopted by the Board of Directors. The members of the Committee are J. M. Cornelius (Chair), P. A. Lund and A. C. Sikes. The Committee recommends to the Board of Directors the selection of Hughes’ independent auditors.

Management is responsible for internal control, disclosure controls and procedures and the financial reporting process. The independent auditors are responsible for performing an independent audit of Hughes’ consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to issue a report thereon. The Committee’s responsibility is to monitor and oversee these processes.

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

Based upon the Committee’s discussions with management and the independent auditors and the Committee’s review of the representation of management and the report of the independent auditors to the Committee, the Committee recommended that the Board of Directors include the audited consolidated financial statements in Hughes’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

/s/    J. M. CORNELIUS, Chair

/s/    P. A. LUND

/s/    A. C. SIKES

HUGHES ELECTRONICS CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Hughes Electronics Corporation:

We have audited the accompanying Consolidated Balance Sheets of Hughes Electronics Corporation as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss), Consolidated Statements of Changes in Stockholder’s Equity and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in Item 15. These financial statements and the financial statement schedules are the responsibility of Hughes Electronics Corporation’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hughes Electronics Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 of the Notes to the Consolidated Financial Statements, effective January 1, 2002, Hughes Electronics Corporation changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los Angeles, California

January 15, 2003

(March 6, 2003 as to Note 22)

HUGHES ELECTRONICS CORPORATION

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS AND

AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)

	Years Ended December 31,
	2002	2001	2000
	(Dollars in Millions)
Revenues
Direct broadcast, leasing and other services	$8,031.0	$7,204.3	$6,262.2
Product sales	903.9	1,059.7	1,025.4

Total Revenues	8,934.9	8,264.0	7,287.6

Operating Costs and Expenses, Exclusive of Depreciation and Amortization Expenses Shown Below
Broadcast programming and other costs	4,187.1	3,335.3	2,817.5
Cost of products sold	818.6	900.2	815.1
Selling, general and administrative expenses	3,261.2	3,638.6	3,061.0
Depreciation and amortization	1,067.1	1,147.7	948.1

Total Operating Costs and Expenses	9,334.0	9,021.8	7,641.7

Operating Loss	(399.1)	(757.8)	(354.1)
Interest income	24.5	56.7	49.3
Interest expense	(336.2)	(195.9)	(218.2)
Other, net	425.5	(92.7)	(292.6)

Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	(285.3)	(989.7)	(815.6)
Income tax benefit	94.4	325.6	406.1
Minority interests in net (earnings) losses of subsidiaries	(21.6)	49.9	54.1

Loss from continuing operations before cumulative effect of accounting changes	(212.5)	(614.2)	(355.4)
Income from discontinued operations, net of taxes	—	—	36.1
Gain on sale of discontinued operations, net of taxes	—	—	1,132.3

Income (loss) before cumulative effect of accounting changes	(212.5)	(614.2)	813.0
Cumulative effect of accounting changes, net of taxes	(681.3)	(7.4)	—

Net Income (Loss)	(893.8)	(621.6)	813.0
Adjustment to exclude the effect of GM purchase accounting	—	3.3	16.9

Earnings (loss) excluding the effect of GM purchase accounting adjustment	(893.8)	(618.3)	829.9
Preferred stock dividends	(46.9)	(96.4)	(97.0)

Earnings (Loss) Used for Computation of Available Separate Consolidated Net Income (Loss)	$(940.7)	$(714.7)	$732.9

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors Class H Common Stock outstanding (in millions) (Numerator)	919.5	876.3	681.2
Average Class H dividend base (in millions) (Denominator)	1,343.1	1,300.0	1,297.0
Available Separate Consolidated Net Income (Loss)	$(644.0)	$(481.8)	$384.9

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,128.6	$700.1
Accounts and notes receivable, net of allowances of $102.4 and $113.6	1,133.9	1,090.5
Contracts in process	165.9	153.1
Inventories	230.3	360.1
Deferred income taxes	97.7	118.9
Prepaid expenses and other	900.0	918.4

Total Current Assets	3,656.4	3,341.1
Satellites, net	4,922.6	4,806.6
Property, net	2,017.4	2,197.8
Goodwill, net	5,775.2	6,496.6
Intangible Assets, net	644.7	660.2
Net Investment in Sales-type Leases	161.9	227.0
Investments and Other Assets	706.9	1,480.8

Total Assets	$17,885.1	$19,210.1

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$1,039.0	$1,227.5
Deferred revenues	166.4	178.5
Short-term borrowings and current portion of long-term debt	727.8	1,658.5
Accrued liabilities and other	1,269.9	1,342.0

Total Current Liabilities	3,203.1	4,406.5

Long-Term Debt	2,390.0	988.8
Other Liabilities and Deferred Credits	1,178.4	1,465.1
Deferred Income Taxes	581.2	746.5
Commitments and Contingencies
Minority Interests	555.3	531.3
Stockholder’s Equity
Capital stock and additional paid-in capital	10,151.8	9,561.2
Preferred stock, Series A	—	1,498.4
Convertible preferred stock, Series B	914.1	—
Retained earnings (deficit)	(1,027.1)	(86.4)

Subtotal Stockholder’s Equity	10,038.8	10,973.2
Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	(32.3)	(17.3)
Accumulated unrealized gains (losses) on securities and derivatives	(3.3)	192.6
Accumulated foreign currency translation adjustments	(26.1)	(76.6)

Accumulated other comprehensive income (loss)	(61.7)	98.7

Total Stockholder’s Equity	9,977.1	11,071.9

Total Liabilities and Stockholder’s Equity	$17,885.1	$19,210.1

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Capital Stock and Additional Paid-In Capital	Preferred Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity	Comprehensive Income (Loss)
	(Dollars in Millions)
Balance at December 31, 1999	$9,809.5	$1,487.5	$(84.4)	$468.7	$11,681.3
Net Income			813.0		813.0	$813.0
Preferred stock		8.2	(3.2)		5.0
Preferred stock dividends			(93.8)		(93.8)
Stock options exercised	67.9				67.9
Tax benefit from exercise of GM Class H common stock options	62.3				62.3
Subsidiary common stock issued in connection with acquisition and other	34.1				34.1
Minimum pension liability adjustment				(8.8)	(8.8)	(8.8)
Foreign currency translation adjustments				(25.9)	(25.9)	(25.9)
Unrealized holding losses on securities				(209.0)	(209.0)	(209.0)

Comprehensive income						$569.3

Balance at December 31, 2000	9,973.8	1,495.7	631.6	225.0	12,326.1
Net Loss			(621.6)		(621.6)	$(621.6)
Preferred stock		2.7	(2.7)
Preferred stock dividends			(93.7)		(93.7)
Stock options exercised	22.3				22.3
Tax benefit from exercise of GM Class H common stock options	7.1				7.1
Adjustment related to Raytheon purchase price settlement	(574.2)				(574.2)
Subsidiary common stock issued in connection with acquisition and other	132.2				132.2
Minimum pension liability adjustment				(1.2)	(1.2)	(1.2)
Foreign currency translation adjustments				(60.7)	(60.7)	(60.7)
Cumulative effect of accounting change				0.4	0.4	0.4
Unrealized gains (losses) on securities and derivatives:
Unrealized holding losses				(121.4)	(121.4)	(121.4)
Less: reclassification adjustment for net losses recognized during the period				56.6	56.6	56.6

Comprehensive loss						$(747.9)

Balance at December 31, 2001	9,561.2	1,498.4	(86.4)	98.7	11,071.9
Net Loss			(893.8)		(893.8)	$(893.8)
Preferred stock		1.6	(1.6)
Preferred stock dividends			(45.3)		(45.3)
Stock options exercised	7.7				7.7
Tax benefit from exercise of GM Class H common stock options	1.2				1.2
Cancellation of Hughes Series A Preferred Stock	1,500.0	(1,500.0)
Issuance of Hughes Series B Convertible Preferred Stock	(914.1)	914.1
Other	(4.2)				(4.2)
Minimum pension liability adjustment				(15.0)	(15.0)	(15.0)
Foreign currency translation adjustments:
Unrealized gains				1.6	1.6	1.6
Less: reclassification adjustment for net losses recognized during the period				48.9	48.9	48.9
Unrealized losses on securities and derivatives:
Unrealized holding losses				(96.8)	(96.8)	(96.8)
Less: reclassification adjustment for net gains recognized during the period				(99.1)	(99.1)	(99.1)

Comprehensive loss						$(1,054.2)

Balance at December 31, 2002	$10,151.8	$914.1	$(1,027.1)	$(61.7)	$9,977.1

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(Dollars in Millions)
Cash Flows from Operating Activities
Loss from continuing operations before cumulative effect of accounting changes	$(212.5)	$(614.2)	$(355.4)
Adjustments to reconcile loss from continuing operations before cumulative effect of accounting changes to net cash provided by operating activities
Depreciation and amortization	1,067.1	1,147.7	948.1
Equity losses from unconsolidated affiliates	70.1	61.3	164.2
Net gain from sale of investments	(84.1)	(130.6)	—
Net loss on write-down of investments	180.6	239.0	—
Net (gain) loss on discontinuation of businesses	51.7	(32.0)	128.4
Loss on disposal of assets	53.8	15.3	14.6
Net gain from insurance claim	(40.1)	—	—
Gross (profit) loss on sales-type leases	18.7	(32.7)	(136.4)
Deferred income taxes and other	125.0	93.3	377.1
Change in other operating assets and liabilities
Accounts and notes receivable	(65.6)	49.9	(164.4)
Inventories	129.8	(19.8)	(101.9)
Prepaid expenses and other	233.1	(23.3)	5.3
Accounts payable	(187.5)	(320.8)	162.0
Accrued liabilities	66.2	(100.7)	(132.1)
Other	(280.2)	(142.1)	181.2

Net Cash Provided by Operating Activities	1,126.1	190.3	1,090.7

Cash Flows from Investing Activities
Investment in companies, net of cash acquired	(27.0)	(287.8)	(181.2)
Purchase of short-term investments	(99.8)	—	—
Expenditures for property	(566.4)	(799.4)	(939.0)
Expenditures for satellites	(731.7)	(944.1)	(777.1)
Proceeds from sale of investments	322.4	204.9	4,040.3
Proceeds from insurance claims	215.0	132.4	36.2
Other, net	0.3	(47.2)	31.6

Net Cash Provided by (Used in) Investing Activities	(887.2)	(1,741.2)	2,210.8

Cash Flows from Financing Activities
Net increase (decrease) in notes and loans payable	(1,147.3)	1,187.4	(496.6)
Long-term debt borrowings	1,801.1	1,642.6	5,262.2
Repayment of long-term debt	(183.3)	(1,515.2)	(5,591.5)
Debt issuance costs	(85.4)	—	—
Stock options exercised	7.4	21.8	70.1
Preferred stock dividends paid to General Motors	(68.7)	(93.7)	(93.8)
Payment of Raytheon settlement	(134.2)	(500.0)	—

Net Cash Provided by (Used in) Financing Activities	189.6	742.9	(849.6)

Net cash provided by (used in) continuing operations	428.5	(808.0)	2,451.9
Net cash used in discontinued operations	—	—	(1,182.0)

Net increase (decrease) in cash and cash equivalents	428.5	(808.0)	1,269.9
Cash and cash equivalents at beginning of the year	700.1	1,508.1	238.2

Cash and cash equivalents at end of the year	$1,128.6	$700.1	$1,508.1

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Description of Business

Hughes Electronics Corporation (“Hughes”) is a wholly-owned subsidiary of General Motors Corporation (“GM”). The GM Class H common stock tracks the financial performance of Hughes.

Hughes is a leading provider of digital entertainment, information and communication services and satellite-based private business networks. Hughes is the world’s leading digital multi-channel entertainment service provider, based on the number of subscribers, with its programming distribution service known as DIRECTV®, which was introduced in the United States (“U.S.”) in 1994 and was the first high-powered, all digital, direct-to-home television distribution service in North America. DIRECTV Broadband, Inc. (“DIRECTV Broadband”), formerly known as Telocity Delaware, Inc. (“Telocity”), which was acquired by Hughes in April 2001, provided digital subscriber line (“DSL”) services purchased from wholesale providers. DIRECTV Latin America, LLC, (“DLA”), which is 74.7% owned by Hughes, is the leading direct-to-home satellite television service in Latin America and the Caribbean that began service in 1996. Hughes is the owner and operator of one of the largest commercial satellite fleets in the world through its approximately 81% owned subsidiary, PanAmSat Corporation (“PanAmSat”). Hughes is also a leading provider of broadband services and products, including satellite wireless communications ground equipment and business communications services. Hughes’ equipment and services are applied in, among other things, data, video and audio transmission, cable and network television distribution, private business networks, digital cellular communications and direct-to-home satellite broadcast distribution of television programming.

Hughes announced, in December of 2002, that DIRECTV Broadband would close its high-speed Internet service business in the first quarter of 2003 and transition existing customers to alternative service providers. See further discussion of this item in Note 18.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the satellite systems manufacturing businesses (“Satellite Businesses”), which were sold to The Boeing Company (“Boeing”) on October 6, 2000, are excluded from Hughes’ results from continuing operations for 2000. Alternatively, the financial results are presented in Hughes’ Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled “Income from discontinued operations, net of taxes” and the net cash flows are presented in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.” See further discussion in Note 18.

The accompanying consolidated financial statements include the applicable portion of intangible assets, including goodwill, and related amortization resulting from purchase accounting adjustments associated with GM’s purchase of Hughes in 1985, with certain amounts allocated to the Satellite Businesses. With Hughes’ adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” Hughes ceased amortization of goodwill and intangible assets with indefinite lives on January 1, 2002. See further discussion in Note 3.

On October 28, 2001, Hughes and GM, together with EchoStar Communications Corporation (“EchoStar”), announced the signing of definitive agreements that provided for the split-off of Hughes from GM and the subsequent merger of the Hughes business with EchoStar (the “Merger”). Hughes, GM and EchoStar entered into a termination agreement on December 9, 2002, pursuant to which GM,

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Hughes and EchoStar agreed to terminate the merger agreement and certain related agreements. Under the terms of the termination agreement, EchoStar paid Hughes $600 million in cash and Hughes retained its 81% ownership position in PanAmSat.

GM has announced that it is currently evaluating a variety of strategic options for Hughes, including a reduction or elimination of its retained economic interest in Hughes, transactions that would involve strategic investors and public offerings of GM Class H common stock or related securities for cash or in exchange for outstanding GM debt obligations. Any such transaction might involve the separation of Hughes from GM. GM and Hughes have engaged in preliminary discussions with some parties. No other decisions have been made regarding which options or combinations of options, if any, GM will pursue. Due to the numerous uncertainties involved in these matters, there can be no assurance that any transaction or offering will be announced or completed or as to the time at which such a transaction or offering might be completed.

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

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Reclassifications

During 2002, Hughes changed the classification of certain subscriber acquisition costs. As a result, the costs of free programming and the costs of installation and hardware subsidies for subscribers added through DIRECTV’s direct sales program are now included as part of “Broadcast programming and other costs” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) rather than in “Selling, general and administrative expenses” where they had previously been reported. Prior period amounts have been reclassified to conform to the 2002 presentation.

Revenue Recognition

Revenues are generated from sales of direct-to-home broadcast subscriptions, the sale of transponder capacity and related services through outright sales, sales-type leases and operating

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

lease contracts, and sales of DIRECTV® receiving equipment, communications equipment and communications services.

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

Pursuant to an outright sale contract, all rights and title to a transponder are purchased. In connection with an outright sale, Hughes recognizes the sale amount as revenue and the cost basis of the transponder is charged to “Broadcast programming and other costs.”

Satellite transponder lease contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) are accounted for as sales-type leases, with revenues recognized at inception of the lease equal to the net present value of the future minimum lease payments. Upon inception of a sales-type lease, the cost basis of the transponder is charged to “Broadcast programming and other costs.” The portion of each periodic lease payment deemed to be attributable to interest income is recognized in each respective period.

Transponder and other lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are generally recognized on a straight-line basis over the respective lease term. Differences between operating lease payments received and revenues recognized are deferred and included in “Accounts and notes receivable” and “Investments and Other Assets.”

Sales-type lease agreements and contracts for the sale of transponders typically include a telemetry, tracking and control (“TT&C”) service agreement with the customer, which require the customer to pay monthly service fees which are recognized and billable as the services are performed. For a significant portion of the customer lease agreements, TT&C services are performed for the customer and the fees for such services are included in the customer’s monthly lease payment.

A small percentage of revenues are derived from long-term contracts for the sale of wireless communications systems. Sales under long-term contracts are recognized primarily using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

Subscriber Acquisition Costs

Subscriber acquisition costs in the consolidated statements of operations consist of costs incurred to acquire new subscribers through third parties and the direct customer acquisition program. The deferred portion of the costs are included in “Prepaid expenses and other” in the Consolidated Balance Sheets.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Subscriber acquisition costs primarily consist of amounts paid for third-party customer acquisitions, which consist of the cost of commissions paid to authorized retailers and dealers for subscribers added through their respective distribution channels which are included in the consolidated statements of operations in “Selling, general and administrative expenses,” and the cost of installation and hardware subsidies for subscribers added through the direct customer acquisition program which are included in the consolidated statements of operations in “Broadcast programming and other costs.” Additional components of subscriber acquisition costs include subsidies paid to manufacturers of receiving equipment, if any, and the cost of print and television advertising. The cost of advertising and manufacturer subsidies is expensed as incurred. Manufacturer subsidies for hardware activated on the DIRECTV service prior to August 2000 are payable over five years, the present value of which was accrued in the period of activation with interest expense recorded over the term of the obligation. The current portion of these manufacturer subsidies are recorded in the Consolidated Balance Sheets in “Accrued liabilities and other,” with the long-term portion recorded in “Other Liabilities and Deferred Credits.”

Substantially all commissions paid to retailers and dealers for third-party customer acquisitions, although paid in advance, are earned by the retailers or dealers over 12 months from the date of subscriber activation and may be recouped by Hughes on a pro-rata basis should the subscriber cancel the service during the 12-month service period. Accordingly, prepaid commissions are deferred and amortized to expense over the 12-month service period. The amount deferred is limited to the estimated average gross margin (equal to an average subscriber’s revenue to be earned over 12 months, less the related cost of programming) to be derived from the subscriber over the 12-month period. The excess commission over the estimated gross margin and non-refundable commissions are expensed immediately.

The cost of installation and hardware under the direct customer acquisition program is deferred when a customer commits to 12 months of the service. The amount deferred is amortized to expense over the commitment period and limited to the estimated gross margin (equal to the contractual revenues to be earned from the subscriber over 12 months, less the related cost of programming) expected to be earned over the contract term, less a reserve for estimated unrecoverable amounts. The cost of installation and hardware in excess of the estimated gross margin and where no customer commitment is obtained is expensed immediately.

Hughes actively monitors the recoverability of prepaid commissions and deferred installation and hardware costs. To the extent Hughes needs to charge back prepaid commissions, Hughes offsets the amount due against amounts payable to the retailers/dealers, and therefore, recoverability of prepaid commissions, net of existing reserves, is reasonably assured. Generally, new subscribers secure their accounts by providing a credit card or other identifying information and agree that a pro-rated early termination fee of $150 will be assessed if the subscriber cancels service prior to the end of the commitment period. As a result, with the ability to charge the subscriber an early termination fee, together with existing reserves, the recoverability of deferred installation and hardware costs is reasonably assured.

Cash Flows

Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Net cash provided by operating activities includes cash payments made for interest of $398.0 million, $268.4 million and $312.9 million in 2002, 2001 and 2000, respectively and net cash refunds received for prior year income taxes of $354.5 million, $310.7 million and $290.5 million in 2002, 2001 and 2000, respectively.

Contracts in Process

Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Engineering, tooling, manufacturing, and applicable overhead costs, including administrative, research and development and selling expenses, are charged to costs and expenses when incurred. Advances offset against contract related receivables amounted to $38.2 million and $37.6 million at December 31, 2002 and 2001, respectively.

Inventories

Inventories are stated at the lower of cost or market principally using the average cost method.

Major Classes of Inventories	2002	2001
	(Dollars in Millions)
Productive material and supplies	$34.7	$58.3
Work in process	111.2	145.7
Finished goods	118.9	183.2
Provision for excess or obsolete inventory	(34.5)	(27.1)

Total	$230.3	$360.1

Property, Satellites and Depreciation

Property and satellites are carried at cost. Satellite costs include construction costs, launch costs, launch insurance, incentive obligations, direct development costs and capitalized interest. Capitalized satellite costs represent satellites under construction and the costs of successful satellite launches. The proportionate cost of a satellite, net of accumulated depreciation and insurance proceeds, is written-off in the period a full or partial loss of the satellite occurs. Capitalized customer leased set-top box costs include the cost of hardware and installation. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

Intangible Assets

As discussed below in Note 3, with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, Hughes ceased amortization of goodwill and intangible assets with indefinite lives. Goodwill and intangible assets with indefinite lives are subject to write-down, as needed, based upon an impairment analysis that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. Prior to January 1, 2002, goodwill, which represents the excess of the cost over the net tangible and

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

identifiable intangible assets of acquired businesses, and intangible assets with indefinite lives were amortized using the straight-line method over periods not exceeding 40 years. Other intangible assets are amortized using the straight-line method over their expected useful lives, which range from 5 to 15 years.

Broadcast Programming Rights

The cost of television programming broadcast rights is recognized when the related programming is distributed. The cost of television programming rights to distribute live sporting events is charged to expense using the straight-line method as the events occur over the course of the season or tournament. These costs are included in “Broadcast programming and other costs” in the consolidated statements of operations.

Advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal are deferred and recognized as a reduction of programming costs on a straight-line basis over the related contract term. Equity instruments are recorded at fair value based on quoted market prices or appraised values, based on an independent third-party valuation. Also recorded as a reduction of programming costs is the amortization of a provision for above-market programming contracts that was recorded in connection with the United States Satellite Broadcasting Company, Inc. (“USSB”) transaction in May 1999. The provision was based upon an independent third-party appraisal and recorded at its net present value, with interest expense recognized over the remaining term of the contract. The current and long-term portions of these deferred credits are recorded in the Consolidated Balance Sheets in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” and are being amortized using the interest method over the related contract terms of 92 months.

Software Development Costs

Other assets include certain software development costs capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs at December 31, 2002 and 2001, net of accumulated amortization of $170.2 million and $147.8 million, respectively, totaled $88.0 million and $85.1 million, respectively. The software is amortized using the greater of the units of revenue method or the straight-line method over its estimated useful life, not in excess of five years. Software program reviews are conducted to ensure that capitalized software development costs are properly treated and costs associated with programs that are not generating revenues are expensed.

Valuation of Long-Lived Assets

Hughes evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Foreign Currency

Some of Hughes’ foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of stockholder’s equity. Translation adjustments for foreign currency denominated equity investments are also recorded as part of OCI.

Hughes also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently in the consolidated statements of operations.

Financial Instruments and Investments

Hughes maintains investments in equity securities of unaffiliated companies. Non-marketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of OCI. Hughes continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” Hughes considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and Hughes’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount is recognized in the consolidated statements of operations as part of “Other, net” and recorded as a reclassification adjustment from OCI.

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

The carrying value of cash and cash equivalents, accounts and notes receivable, investments and other assets, accounts payable, and amounts included in “Accrued liabilities and other” meeting the definition of a financial instrument and debt approximated fair value at December 31, 2002 and December 31, 2001.

Hughes carries all derivative financial instruments on the Consolidated Balance Sheets at fair value based on quoted market prices. Hughes uses derivative contracts to minimize the financial

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. The ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value are immediately recognized in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) in “Other, net.” Hughes assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective.

The net deferred loss from effective cash flow hedges net of taxes in OCI of $1.2 million at December 31, 2002 is expected to be recognized in earnings over the next three years.

Stock Compensation

Hughes issues GM Class H common stock options to employees with grant prices equal to the fair value of the underlying security at the date of grant. No compensation cost has been recognized for options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” in the consolidated statements of operations.

Had Hughes followed the fair value based method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” for the years ended December 31, 2002, 2001 and 2000, pro forma earnings (loss) used for computation of available separate consolidated net income (loss) would have been $(1,112.4) million, $(946.5) million and $585.3 million, respectively. See Note 13 for additional information regarding the pro forma effect on earnings of recognizing compensation cost based on the estimated fair value of the stock options granted, as required by SFAS No. 123.

As discussed more completely below in Note 3, Hughes will adopt the fair value based method of accounting for stock-based compensation of SFAS No. 123 for all stock-based compensation granted after December 31, 2002. As a result, Hughes will expense the fair market value of stock-based compensation newly granted to employees pursuant to SFAS No. 123.

Advertising and Research and Development Costs

Advertising and research and development costs are expensed as incurred. Advertising expenses were $170.5 million in 2002, $163.0 million in 2001 and $129.6 million in 2000. Expenditures for research and development were $71.7 million in 2002, $85.8 million in 2001 and $104.5 million in 2000.

Market Concentrations and Credit Risk

Hughes provides services and extends credit to a number of wireless communications equipment customers and to a large number of consumers, both in the United States and Latin America. DIRECTV has significant accounts receivable from the National Rural Telecommunications Cooperative (“NRTC”) and one of the NRTC’s largest affiliates, Pegasus Satellite Television, Inc.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(“Pegasus”), arising from arrangements granting the NRTC and Pegasus the exclusive right to distribute certain programming in certain areas. In addition, DLA provides services and extends credit to unconsolidated local operating companies (“LOC’s) providing the DIRECTV service, particularly in Venezuela and Puerto Rico. Management monitors its exposure to credit losses and maintains allowances for anticipated losses.

Note 3: Accounting Changes and New Accounting Standards

Accounting Changes

Hughes adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS No. 144 refined existing impairment accounting guidance and extended the use of this accounting to discontinued operations. SFAS No. 144 allowed the use of discontinued operations accounting treatment for both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminated the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 did not have any impact on Hughes’ consolidated results of operations or financial position. However, operating results of discontinued businesses such as DIRECTV Broadband, which previously would not have been reported as a discontinued operation, will be reported as a discontinued operation under this new standard in future periods.

Hughes also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 required that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written-down, as needed, based upon an impairment analysis that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives. SFAS No. 142 required that Hughes perform step one of a two-part transitional impairment test to compare the fair value of each reportable unit with its respective carrying amount, including goodwill. If the carrying value exceeds the fair value, step two of the transitional impairment test must be performed to measure the amount of the impairment loss, if any. SFAS No. 142 also required that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations,” and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

As part of Hughes’ acquisition of PRIMESTAR in 1999, dealer network and subscriber base intangible assets were identified and valued in accordance with APB Opinion No. 16, “Business Combinations.” The dealer network intangible asset originally valued as part of Hughes’ acquisition of PRIMESTAR was based on established distribution, customer service and marketing capability that had been put in place by PRIMESTAR. The subscriber base intangible asset originally valued as part of Hughes’ acquisition of PRIMESTAR was primarily based on the expected non-contractual future cash flows to be earned over the life of the PRIMESTAR subscribers converted to the DIRECTV service. In accordance with SFAS No. 142, Hughes completed a review of its intangible assets and determined that the previously recorded dealer network and subscriber base intangible assets established under APB Opinion No. 16 did not meet the contractual or other legal rights criteria. The dealer network and subscriber base intangible assets also did not meet the separability criteria because the intangible assets could not be sold, transferred, licensed, rented or exchanged individually

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

or in combination with other assets or liabilities, apart from selling the entire DIRECTV business. As a result, in the first quarter of 2002, Hughes reclassified $209.8 million, net of $146.0 million of accumulated amortization, of previously reported intangible assets to goodwill. As a result of this reclassification, approximately $13.2 million of quarterly amortization expense ceased, beginning January 1, 2002. In October 2002, Emerging Issues Task Force (“EITF”) Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” was issued, which gave clarifying guidance on the treatment of certain subscriber-related relationships. As a result, as of the beginning of the fourth quarter of 2002, the subscriber base and dealer network intangible assets were reinstated and are being amortized over their estimated remaining useful lives of 2 and 12 years, respectively. As a result of this change, Hughes recognized amortization expense of $18.5 million in the fourth quarter of 2002.

In the first quarter of 2002, Hughes also completed the required transitional impairment test for intangible assets with indefinite lives, which consist of Federal Communications Commission licenses for direct-to-home broadcasting frequencies (“Orbital Slots”), and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002.

In the second quarter of 2002, with the assistance of an independent valuation firm, Hughes completed step one of the transitional test to determine whether a potential impairment existed for goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the fair values of DIRECTV U.S. and the Satellite Services segment exceeded their carrying values, therefore no further impairment test was required. It was also determined that the carrying values of DLA and DIRECTV Broadband exceeded their fair values, therefore requiring step two of the impairment test be performed. No goodwill or intangible assets existed at the Network Systems segment and therefore no impairment test was required.

Hughes completed step two of the impairment test for DLA and DIRECTV Broadband in the fourth quarter of 2002 as required by SFAS No. 142. Step two of the transitional test requires the comparison of the implied value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. In the initial year of adoption, the impairment loss, if any, is recorded as a cumulative effect of accounting change, net of taxes. As a result of completing step two, Hughes determined that $631.8 million and $107.9 million representing all of the goodwill recorded at DLA and DIRECTV Broadband, respectively, was impaired. In addition, Hughes also recorded a $16.0 million charge representing its share of the goodwill impairment of an equity method investee. Therefore, Hughes recorded a cumulative effect of accounting change, net of taxes, of $681.3 million ($755.7 million pre-tax) as of January 1, 2002 in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss).

In accordance with SFAS No. 142, Hughes will perform its annual impairment test for all reporting units during the fourth quarter of each year, commencing in the fourth quarter of 2002. If an impairment loss results from the annual impairment test, the loss will be recorded as a pre-tax charge to operating income. In the fourth quarter of 2002, with the assistance of an independent valuation firm, Hughes completed its first annual impairment test for DIRECTV U.S. and the Satellite Services segment. The independent valuation, which was primarily based on the present value of expected future cash flows, resulted in fair values for DIRECTV U.S. and for the Satellite Services segment that exceeded Hughes’ carrying values. As a result, no impairment loss existed for DIRECTV U.S. and the Satellite Services segment for 2002.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following represents Hughes’ reported net income (loss) and reported income (loss) before cumulative effect of accounting changes on a comparable basis excluding the after-tax effect of amortization expense associated with goodwill and intangible assets with indefinite lives:

	2002	2001	2000
	(Dollars in Millions)
Reported net income (loss)	$(893.8)	$(621.6)	$813.0
Add:
Goodwill amortization	—	219.9	215.1
Intangible assets with indefinite lives amortization	—	7.2	7.2

Adjusted net income (loss)	$(893.8)	$(394.5)	$1,035.3

Reported income (loss) before cumulative effect of accounting changes	$(212.5)	$(614.2)	$813.0
Add:
Goodwill amortization	—	219.9	215.1
Intangible assets with indefinite lives amortization	—	7.2	7.2

Adjusted income (loss) before cumulative effect of accounting changes	$(212.5)	$(387.1)	$1,035.3

Hughes adopted SFAS No. 141, “Business Combinations” on July 1, 2001. SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibited the amortization of goodwill and intangible assets with indefinite lives acquired thereafter. The adoption of SFAS No. 141 did not have a significant impact on Hughes’ consolidated results of operations or financial position.

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires the consolidation of affiliated companies where a controlling financial interest is achieved through arrangements other than voting interests. Affiliated companies are considered variable interest entities in instances where affiliate capital is insufficient to permit the affiliate to finance its activities without additional subordinated financial support, and in certain other circumstances. The determination as to whether an affiliate is a variable interest entity must be based on the circumstances on the date that an entity becomes involved with an affiliate or when certain events occur that would indicate a potential change in a previous determination. Consolidation of an affiliate is required when it is determined that the affiliate is a variable interest entity and that the investor will absorb a majority of the expected losses or residual returns if they occur. As required, Hughes will apply the provisions of

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FIN 46 for all investments in affiliates after January 31, 2003. For investments in variable interest entities made before February 1, 2003, Hughes will follow the provisions of FIN 46, as required, no later than July 1, 2003. The adoption of this standard could result in the consolidation of certain affiliates which were previously accounted for under the equity method of accounting. Such adoption would be reflected as a cumulative effect of accounting change in the consolidated statements of operations.

Hughes has identified the partially-owned local operating companies providing DLA programming services in Venezuela and Puerto Rico, of which Hughes owns 19.5% and 40.0%, respectively, as potential variable interest entities. Hughes currently accounts for these investments under the equity method of accounting and reflects approximately 75.0% of their net income or loss in Hughes’ consolidated statements of operations due to the accumulation of net losses in excess of the other investors’ investments.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide two alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Hughes currently follows the intrinsic value based method of accounting for stock-based compensation of APB No. 25. Hughes will adopt the fair value based method of accounting for stock-based compensation for all stock-based compensation granted after December 31, 2002 in accordance with the original transition provisions of SFAS No. 123. Adoption of this standard will result in an increase in compensation cost recognized in operating results. See Note 13 for pro forma information regarding the compensation costs that would have been recognized had Hughes followed the fair value based method of accounting for stock-based compensation under SFAS No. 123 for the years ended December 31, 2002, 2001 and 2000.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. Hughes has not yet determined the impact this issue will have on its consolidated results of operations or financial position, if any.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 generally requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Hughes is required to implement SFAS No. 146 on January 1, 2003. Hughes’ adoption of this standard on January 1, 2003 is not expected to have a significant impact on Hughes’ consolidated results of operations or financial position.

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

Note 4: Property and Satellites, Net

	Estimated Useful Lives (years)	2002	2001
	(Dollars in Millions)
Land and improvements	10–30	$55.1	$54.4
Buildings and leasehold improvements	2–40	338.5	323.9
Machinery and equipment	2–23	1,968.1	1,627.2
Customer leased set-top boxes	4–7	867.5	969.5
Furniture, fixtures and office machines	2–15	154.9	128.6
Construction in progress	—	399.3	450.8

Total		3,783.4	3,554.4
Less accumulated depreciation		1,766.0	1,356.6

Property, net		$2,017.4	$2,197.8

Satellites	12–16	$6,419.8	$6,215.4
Less accumulated depreciation		1,497.2	1,408.8

Satellites, net		$4,922.6	$4,806.6

Hughes capitalized interest costs of $116.8 million, $76.3 million and $82.4 million during 2002, 2001 and 2000, respectively, as part of the cost of its property and satellites under construction.

Note 5: Leasing Activities

Future minimum payments due from customers under sales-type leases and related service agreements, and noncancelable satellite transponder operating leases as of December 31, 2002 are as follows:

	Sales-Type Leases
	Minimum Lease Payments	Service Agreement Payments	Operating Leases
	(Dollars in Millions)
2003	$39.3	$3.1	$568.1
2004	39.2	3.0	526.3
2005	39.2	3.0	502.3
2006	24.5	0.8	502.6
2007	21.2	0.4	408.9
Thereafter	114.2	1.9	1,915.5

Total	$277.6	$12.2	$4,423.7

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Future minimum lease payments due from customers, included in the above table, related to satellites to be launched totaled approximately $0.8 billion. Included in the amounts above are $151.6 million of future lease payments, which may be terminated by the customers pursuant to certain contractual termination rights.

The components of the net investment in sales-type leases are as follows:

	2002	2001
	(Dollars in Millions)
Total minimum lease payments	$277.6	$380.7
Less unearned interest income and allowance for doubtful accounts	92.8	128.8

Total net investment in sales-type leases	184.8	251.9
Less current portion	22.9	24.9

Total long-term net investment in sales-type leases	$161.9	$227.0

Note 6: Intangible Assets

Hughes had $5,775.2 million and $6,496.6 million of goodwill at December 31, 2002 and December 31, 2001, respectively, net of accumulated amortization of $606.9 million and $700.0 million at December 31, 2002 and December 31, 2001, respectively. Net goodwill of $140.6 million and $505.0 million related to the Direct-To-Home Broadcast and Satellite Services segments, respectively, which was carried at Corporate as of December 31, 2002 and 2001, has been allocated to the respective reporting unit in the presentation below. The changes in the carrying amounts of goodwill by reporting unit for the year ended December 31, 2002 were as follows:

	Direct-To- Home Broadcast	Satellite Services	Network Systems	Total
	(Dollars in Millions)
Balance as of December 31, 2001	$3,734.0	$2,743.7	$18.9	$6,496.6
Impairment loss	(739.7)	—	(16.0)	(755.7)
Other	34.8	—	(0.5)	34.3

Balance as of December 31, 2002	$3,029.1	$2,743.7	$2.4	$5,775.2

Hughes had $644.7 million and $660.2 million of intangible assets, net at December 31, 2002 and December 31, 2001, respectively. Accumulated amortization for intangible assets was $195.1 million and $182.2 million at December 31, 2002 and December 31, 2001, respectively. Intangible assets at December 31, 2002 primarily consisted of $432.3 million, net of $30.6 million of accumulated amortization, of Orbital Slots which have indefinite useful lives, and $191.3 million, net of $164.5 million of accumulated amortization, of dealer network and subscriber base intangible assets which are being amortized over their estimated remaining useful lives of 2 and 12 years, respectively. See Note 3 for further discussion.

Amortization expense for intangible assets was $25.4 million, $70.8 million and $68.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated amortization expense in each of the next five years is as follows: $74.0 million in 2003; $31.1 million in 2004; $9.2 million in

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2005; $9.2 million in 2006; $9.2 million in 2007; and $58.6 million thereafter. The increase in amortization expense from 2002 to estimated amortization expense in 2003 is due to the reinstatement of subscriber base and dealer network intangible assets as a result of the issuance of EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” See Note 3 for further discussion.

As discussed in Note 3, Hughes ceased amortization of goodwill and intangible assets with indefinite lives with the adoption of SFAS No. 142 on January 1, 2002.

Note 7: Investments in Marketable Securities

Investments in marketable equity securities stated at current fair value and classified as available-for-sale totaled $98.2 million and $725.4 million at December 31, 2002 and 2001, respectively, and were recorded in the Consolidated Balance Sheets in “Investments and Other Assets.” Investments in debt securities, stated at current fair value and classified as available-for-sale, totaled $209.9 million at December 31, 2002. Investments in debt securities with maturities of less than one year totaling $99.8 million are carried in “Prepaid expenses and other.” Investments in debt securities with remaining maturities of six years totaling $110.1 million are carried in “Investments and Other Assets.”

At December 31, 2002, $3.4 million of accumulated unrealized pre-tax losses were recorded as part of OCI. At December 31, 2001, $323.1 million of accumulated unrealized pre-tax gains were recorded as part of OCI. During 2002 and 2001, Hughes recorded a write-down for other-than-temporary declines in certain marketable equity investments of $148.9 million and $226.1 million, respectively.

On August 21, 2002, Hughes sold about 8.8 million shares of Thomson multimedia S.A. (“Thomson”) common stock for approximately $211.0 million in cash, resulting in a pre-tax gain of about $158.6 million.

On November 19, 2001, Hughes repaid $74.9 million of debt pursuant to the terms of a debt guarantee provided by Hughes for the benefit of Motient Corporation (“Motient”). In connection with the payment, Hughes received from Motient 7.1 million common shares of XM Satellite Radio Holdings Inc. stock, with a market value as of November 2001 of $67.9 million and $3.6 million in cash. The repayment of Motient’s debt released Hughes from any further obligations related to Motient’s indebtedness and therefore Hughes reversed a related reserve of $39.5 million. The net effect of these actions resulted in a credit of $36.1 million to “Other, net” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income.”

On July 31, 2001, Hughes sold about 4.1 million shares of Thomson common stock for approximately $132.7 million in cash, resulting in a pre-tax gain of approximately $108.3 million.

Aggregate investments in affiliated companies accounted for under the equity method at December 31, 2002 and 2001 amounted to $6.8 million and $76.6 million, respectively.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 8: Accrued Liabilities and Other

	2002	2001
	(Dollars in Millions)
Exit costs and other liabilities related to discontinued businesses	$255.1	$386.3
Payroll and other compensation	212.9	216.8
Programming contract liabilities	120.6	106.3
Subscriber services expenses	75.3	59.0
Interest payable	63.6	27.2
Other	542.4	546.4

Total	$1,269.9	$1,342.0

Included in “Other Liabilities and Deferred Credits” is a provision for long-term programming contracts with above-market rates, established as part of the USSB and PRIMESTAR acquisitions in 1999, which totaled $296.0 million and $430.1 million at December 31, 2002 and December 31, 2001, respectively.

During the second and third quarters of 2001, Hughes announced a nearly 10% reduction of its approximately 7,900 employees, excluding DIRECTV customer service representatives, located in the United States. As a result, 750 employees across all business disciplines were given notification of termination that resulted in an expense of $22.2 million in the second quarter of 2001 and $65.3 million in the third quarter of 2001 for a total charge to “Selling, general and administrative expenses” of $87.5 million. Of that charge, $80.0 million was related to employee severance benefits and $7.5 million was for other costs primarily related to a remaining lease obligation associated with excess office space and employee equipment. The remaining accrual amounted to $14.1 million at December 31, 2002 and related to long-term employee severance benefits.

See Note 18 for additional information on the exit costs and other liabilities related to discontinued businesses, including the shutdown of the DIRECTV Broadband business.

Note 9: Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at December 31, 2002	2002	2001
		(Dollars in Millions)
Revolving credit facilities			$450.0
Other short-term borrowings	4.31%–16.00%	$21.5	16.4
Current portion of long-term debt	5.93%–6.00%	706.3	1,192.1

Total short-term borrowings and current portion of long-term debt		$727.8	$1,658.5

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Long-Term Debt

	Interest Rates at December 31, 2002	2002	2001
		(Dollars in Millions)
Notes payable	6.00%–8.50%	$1,550.0	$796.5
Credit facilities	4.42%–5.93%	1,506.3	1,322.6
Other debt	4.30%–12.37%	40.0	61.8

Total debt		3,096.3	2,180.9
Less current portion		706.3	1,192.1

Total long-term debt		$2,390.0	$988.8

Notes Payables and Credit Facilities. Notes Payable.    In February 2002, PanAmSat completed an $800 million private placement notes offering. Such notes were exchanged for registered notes in November 2002. These unsecured notes bear interest at an annual rate of 8.5%, payable semi-annually and mature in 2012.

In January 2002, PanAmSat repaid in full the $46.5 million outstanding balance of variable rate notes assumed in 1999 in connection with the early buy-out of a satellite sale-leaseback.

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The $200 million five-year notes were repaid in January 2003. The outstanding principal balances and interest rates for the seven, ten, and thirty-year notes as of December 31, 2002 were $275 million at 6.125%, $150 million at 6.375% and $125 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a new secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured by certain of the operating assets of PanAmSat that were pledged in connection with the secured bank facility.

Credit Facilities.    In February 2002, Hughes amended and increased its existing $750.0 million multi-year credit facility (the “Amended Credit Agreement”). The Amended Credit Agreement provided availability of $1,235.2 million in revolving borrowings. The facility was secured by substantially all of Hughes’ assets other than the assets of DLA and PanAmSat. In March 2002, Hughes borrowed an additional $764.8 million under a term loan tranche that was added to the Amended Credit Agreement. The Amended Credit Agreement was subsequently amended in November 2002. The November 2002 amendment reduced the size of the term loan from $764.8 million to $650.0 million and increased the size of the revolving component to $1,284.0 million, of which $500 million was committed by General Motors Acceptance Corporation (“GMAC”). In December 2002, EchoStar paid $600 million for the termination of the merger agreement, which resulted in a $143.7 million mandatory prepayment of the term loan under the Amended Credit Agreement. Accordingly, the term loan was reduced from $650.0 million to $506.3 million. As of December 31, 2002, the revolving component of the Amended Credit Agreement was undrawn and $506.3 million was outstanding under the term loan. As discussed in Note 22, the Amended Credit Agreement was terminated subsequent to December 31, 2002 and all amounts outstanding were repaid by Hughes.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In February 2002, PanAmSat obtained a bank facility in the amount of $1,250 million. The bank facility is comprised of a $250 million revolving credit facility, which was undrawn as of December 31, 2002, a $300 million Tranche A Term Loan and a $700 million Tranche B Term Loan, both of which were fully drawn as of December 31, 2002. This bank facility replaced a previously existing $500 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A Term Loan bear interest at the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The Tranche B Term Loan bears interest at LIBOR plus 3.5%. The revolving credit facility and Tranche A Term Loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably by substantially all of PanAmSat’s operating assets, including its satellites. PanAmSat repaid a $1,725 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and notes payable described above, as well as existing cash balances.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with GMAC. The facility was subsequently amended in February and November 2002. The most recent amendment reduced the size of the facility to $1,500 million and provided for a commitment through August 31, 2003. The facility is comprised of a $1,500 million tranche secured by a $1,500 million Hughes cash deposit. Borrowings under the facility bear interest at GMAC’s cost of funds plus 0.125%. The $1,500 million cash deposit earns interest at a rate equivalent to GMAC’s cost of funds. Hughes has the legal right of setoff with respect to the $1,500 million GMAC cash deposit, and accordingly offsets it against amounts borrowed from GMAC under the $1,500 million tranche in the consolidated statement of financial position. The facility was fully drawn as of December 31, 2002.

On January 5, 2001, DLA entered into a $450.0 million revolving credit facility. The obligations under the DLA facility were assigned to Hughes in February 2002. In addition, the obligations under SurFin Ltd.’s unsecured revolving credit facilities of $400.0 million and $212.5 million were assigned to Hughes in February 2002.

Other.    $61.5 million in other short-term and long-term debt, related primarily to DLA and Hughes Network Systems, Inc.’s (“HNS”) international subsidiaries, was outstanding at December 31, 2002, bearing fixed and floating rates of interest of 4.30% to 16.00%. Principal on these borrowings is due in varying amounts through 2007.

Covenants and Restrictions.    Hughes’ and its subsidiaries’ ability to borrow under the credit facilities is contingent upon meeting financial and other covenants. The agreements also include certain operational restrictions. These covenants limit Hughes’ and its subsidiaries’ ability to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new business. The terms of the PanAmSat debt and credit facilities restrict PanAmSat from transferring funds to Hughes in the form of cash dividends, loans or advances. At December 31, 2002, Hughes and its subsidiaries were in compliance with all such covenants.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 10: Income Taxes

The income tax benefit is based on the reported loss from continuing operations before income taxes, minority interests and cumulative effect of accounting changes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

Hughes and its domestic subsidiaries join with GM in filing a consolidated U.S. federal income tax return. The portion of the consolidated income tax liability or receivable recorded by Hughes is generally equivalent to the amount that would have been recorded on a separate return basis.

The income tax benefit consisted of the following:

	2002	2001	2000
	(Dollars in Millions)
Taxes currently payable (refundable):
U.S. federal	$(234.1)	$(422.2)	$(757.9)
Foreign	77.4	54.8	31.6
State and local	(15.0)	(54.1)	(52.0)

Total	(171.7)	(421.5)	(778.3)

Deferred tax liabilities:
U.S. federal	72.3	89.9	361.0
State and local	5.0	6.0	11.2

Total	77.3	95.9	372.2

Total income tax benefit	$(94.4)	$(325.6)	$(406.1)

Loss from continuing operations before income taxes, minority interests and cumulative effect of accounting changes included the following components:

	2002	2001	2000
	(Dollars in Millions)
U.S. loss	$(82.7)	$(914.7)	$(752.2)
Foreign loss	(202.6)	(75.0)	(63.4)

Total	$(285.3)	$(989.7)	$(815.6)

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The combined income tax benefit was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table:

	2002	2001	2000
	(Dollars in Millions)
Expected refund at U.S. federal statutory income tax rate	$(99.9)	$(346.4)	$(285.4)
Research and experimentation tax benefits and resolution of tax contingencies	(98.0)	(30.0)	(80.9)
Extraterritorial income exclusion and foreign sales corporation tax benefit	(34.8)	(37.1)	(32.8)
U.S. state and local income tax benefit	(6.5)	(20.9)	(26.6)
Tax basis differences attributable to equity method investees	14.1	(29.6)	(81.2)
Discontinuation of DIRECTV Broadband business	27.9	—	—
Minority interests in losses of partnership	—	33.9	27.8
Non-deductible goodwill amortization	—	46.3	40.3
Foreign losses and taxes, net of credits	100.7	56.8	31.6
Other	2.1	1.4	1.1

Total income tax benefit	$(94.4)	$(325.6)	$(406.1)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2002		2001
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$295.9		$316.5
Customer deposits, rebates and commissions	146.1	$158.1	172.3	$170.7
State taxes	—	2.6	23.2	—
Gain on PanAmSat merger	—	171.6	—	176.4
Depreciation and amortization	74.8	1,143.2	—	1,065.1
Net operating loss and tax credit carryforwards	405.3	—	351.6	—
Discontinuation of DIRECTV Broadband business	104.1	—	—	—
Programming contract liabilities	168.5	—	227.0	—
Unrealized gains and losses on securities	1.4	—	—	130.5
Other	72.1	91.0	72.2	135.0

Subtotal	1,268.2	1,566.5	1,162.8	1,677.7
Valuation allowance	(185.2)	—	(112.7)	—

Total deferred taxes	$1,083.0	$1,566.5	$1,050.1	$1,677.7

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $76.9 million and $62.5 million at December 31, 2002 and 2001, respectively. Repatriation of all accumulated earnings would have resulted in tax liabilities of $26.9 million in 2002 and $21.9 million in 2001.

At December 31, 2002, Hughes has $126.7 million of deferred tax assets relating to foreign operating loss carryforwards expiring in varying amounts between 2003 and 2007. A valuation allowance was provided for all foreign operating loss carryforwards. At December 31, 2002, Hughes

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

has $24.2 million of foreign tax credits which will expire in 2006, $37.2 million of foreign tax credits which will expire in 2007 and $58.6 million of foreign tax credits which will expire in 2008. A valuation allowance was provided for $58.5 million of foreign tax credits. At December 31, 2002, Hughes has $46.3 million of alternative minimum tax credits, which can be carried forward indefinitely and $14.0 million of general business credits which will expire between 2021 and 2022. At December 31, 2002, Hughes’ subsidiaries have $98.3 million of deferred tax assets relating to federal net operating loss carryforwards, which will expire in varying amounts between 2009 and 2021.

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

Hughes also has an agreement with Boeing, which governs Hughes’ rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the sale of Hughes’ Satellite Businesses. Hughes is responsible for any income taxes pertaining to those periods prior to the sale, including any additional income taxes resulting from U.S. federal and state tax audits, and is entitled to any U.S. federal and state income tax refunds relating to those years.

The U.S. federal income tax returns of Hughes have been examined and Hughes has concluded its administrative appeals process with the Internal Revenue Service (“IRS”) for all tax years through 1994. The IRS is currently examining Hughes’ U.S. federal tax returns for years 1995 through 2000. Management believes that adequate provision has been made for any adjustment which might be assessed for open years.

Total taxes receivable from GM at December 31, 2002 and 2001 were approximately $205 million and $300 million, respectively, of which $75 million and $180 million, respectively, were included in “Prepaid expenses and other” and $130 million and $120 million, respectively, were included in “Investments and Other Assets” in the Consolidated Balance Sheets.

Note 11: Retirement Programs and Other Postretirement Benefits

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The components of the pension benefit obligation and the other postretirement benefit obligation, as well as the net benefit obligation recognized in the Consolidated Balance Sheets, are shown below:

	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002	2001
	(Dollars in Millions)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$455.9	$403.5	$27.6	$30.2
Service cost	21.7	16.0	0.5	0.5
Interest cost	33.8	32.7	2.2	1.9
Plan participants’ contributions	1.9	2.1	—	—
Actuarial (gain) loss	26.4	41.7	5.7	(2.3)
Benefits paid	(42.7)	(40.1)	(2.7)	(2.7)

Net benefit obligation at end of year	497.0	455.9	33.3	27.6

Change in Plan Assets
Fair value of plan assets at beginning of year	416.0	477.5	—	—
Actual return on plan assets	(21.6)	(29.9)	—	—
Employer contributions	7.9	6.4	2.7	2.7
Plan participants’ contributions	1.9	2.1	—	—
Benefits paid	(42.7)	(40.1)	(2.7)	(2.7)

Fair value of plan assets at end of year	361.5	416.0	—	—

Funded status at end of year	(135.5)	(39.9)	(33.3)	(27.6)
Unamortized amount resulting from changes in plan provisions	21.0	23.2	—	—
Unamortized net amount resulting from changes in plan experience and actuarial assumptions	107.1	25.6	(0.8)	(6.4)

Net amount recognized at end of year	$(7.4)	$8.9	$(34.1)	$(34.0)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$0.5	$29.0
Accrued benefit cost	(83.1)	(52.8)	$(34.1)	$(34.0)
Intangible asset	21.0	3.7	—	—
Deferred tax assets	21.9	11.7	—	—
Accumulated other comprehensive loss	32.3	17.3	—	—

Net amount recognized at end of year	$(7.4)	$8.9	$(34.1)	$(34.0)

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

There were no GM Class H common stock shares included in the pension plan assets at December 31, 2002 and December 31, 2001.

	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002	2001
Weighted-average assumptions as of December 31
Discount rate	7.00%	7.25%	6.75%	7.00%
Expected return on plan assets	9.50%	9.50%	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

For measurement purposes, an 8.0% annual rate of increase in per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually 0.5% per year to 6.0% in 2007.

Hughes determines the discount rate assumption annually for each of its retirement-related benefit plans on December 1, Hughes’ SFAS No. 87 measurement date, utilizing the yield of high quality fixed-income debt instruments.

Hughes’ expected return on plan assets assumption is derived from a review of Hughes’ long-term actual return on plan assets and periodic detailed studies conducted by Hughes’ actuary. While the review gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on the most recent review, Hughes is revising its expected return on plan assets assumption for 2003 to 9.0%. Hughes has achieved a compounded annual return on plan assets of about 12% over the 20 year period ended December 1, 2002.

	Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$21.7	$16.0	$14.7	$0.5	$0.5	$0.6
Interest accrued on benefits earned in prior years	33.8	32.7	30.4	2.2	1.9	2.7
Expected return on assets	(36.5)	(41.0)	(37.9)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	2.2	2.1	0.1	—	—	—
Net amount resulting from changes in plan experience and actuarial assumptions	3.0	0.4	3.6	—	(0.5)	0.8

Net periodic benefit cost	$24.2	$10.2	$10.9	$2.7	$1.9	$4.1

The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $493.5 million and $440.1 million, respectively, as of December 31, 2002 and $62.3 million and $52.8 million, respectively, as of December 31, 2001. The fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was $357.1 as of December 31, 2002.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A one-percentage point change in assumed health care cost trend rates would have the following effects on other postretirement benefits:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in Millions)
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	2.5	(2.3)

Hughes maintains 401(k) plans for qualified employees. A portion of employee contributions are matched by Hughes and amounted to $15.7 million, $17.7 million and $15.1 million in 2002, 2001 and 2000, respectively.

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

Note 12: Stockholder’s Equity

GM holds all of the outstanding common stock of Hughes, which consists of 200 shares of $0.01 par value common stock.

The following represents changes in the components of OCI, net of taxes, as of December 31:

	2002			2001			2000
	Pre-tax Amount	Tax Benefit	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax Benefit	Net Amount
	(Dollars in Millions)
Minimum pension liability adjustments	$(25.2)	$(10.2)	$(15.0)	$(2.0)	$(0.8)	$(1.2)	$(14.8)	$(6.0)	$(8.8)
Foreign currency translation adjustments:
Unrealized gains (losses)	1.6	—	1.6	(60.7)	—	(60.7)	(25.9)	—	(25.9)
Less: reclassification adjustment for net losses recognized during the period	48.9	—	48.9	—	—	—	—	—	—
Unrealized losses on securities and derivatives:
Unrealized holding losses	(162.6)	(65.8)	(96.8)	(203.2)	(82.2)	(121.0)	(351.0)	(142.0)	(209.0)
Less: reclassification adjustment for net (gains) losses recognized during the period	(162.8)	(63.7)	(99.1)	95.2	38.6	56.6	—	—	—

Note 13: Incentive Plans

Under the Hughes Electronics Corporation Incentive Plan (the “Plan”), as approved by the GM Board of Directors in 1999, shares, rights or options to acquire up to 159 million shares of GM Class H

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

common stock on a cumulative basis were authorized for grant, of which 4.6 million shares were available at December 31, 2002 subject to GM Executive Compensation Committee approval.

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

Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted-Average Exercise Price
GM Class H Common Stock
Outstanding at December 31, 1999	47,506,068	$13.28
Granted	35,538,026	37.06
Exercised	(5,718,726)	11.88
Terminated	(10,976,113)	31.47

Outstanding at December 31, 2000	66,349,255	23.04
Granted	37,971,644	23.34
Exercised	(1,946,460)	11.44
Terminated	(6,565,541)	27.66

Outstanding at December 31, 2001	95,808,898	23.08
Granted	290,000	15.71
Exercised	(570,855)	13.44
Terminated	(1,903,967)	21.03

Outstanding at December 31, 2002	93,624,076	23.16

The following table summarizes information about the Plan stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3.00 to $8.99	1,246,998	1.8	$7.20	1,246,998	$7.20
9.00 to 16.99	28,412,802	5.1	12.61	27,430,578	12.55
17.00 to 24.99	22,859,726	7.6	19.56	11,393,598	19.09
25.00 to 32.99	17,519,754	8.0	27.80	7,000,140	28.34
33.00 to 41.99	23,584,796	7.3	37.10	7,652,282	40.38

	93,624,076	6.8	23.16	54,723,596	19.60

On May 5, 1997, PanAmSat adopted a stock option incentive plan with terms similar to the Plan. As of December 31, 2002, PanAmSat had 6,765,242 options outstanding to purchase its common

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

stock with exercise prices ranging from $14.64 per share to $63.25 per share. The options vest ratably over three to four years and have a remaining life ranging from four to ten years. At December 31, 2002, 2,749,027 options were exercisable at a weighted average exercise price of $36.37 per share. The PanAmSat options have been considered in the following pro forma analysis.

The following table presents pro forma information as if Hughes recorded compensation cost using the fair value of issued options on their grant date, as required by SFAS No. 123, “Accounting for Stock Based Compensation”:

	2002	2001	2000
	(Dollars in Millions)
Earnings (loss) used for computation of available separate consolidated net income (loss), as reported	$(940.7)	$(714.7)	$732.9
Assumed stock compensation costs	(171.7)	(231.8)	(147.6)

Pro forma earnings (loss) used for computation of available separate consolidated net income (loss)	$(1,112.4)	$(946.5)	$585.3

The pro forma amounts for compensation cost are not indicative of the effects on operating results for future periods.

The following table presents the estimated weighted-average fair value for options granted under the Plan using the Black-Scholes valuation model and the assumptions used in the calculations:

	2002	2001	2000
Estimated fair value per option granted	$9.19	$13.66	$20.39
Average exercise price per option granted	15.71	23.34	37.06
Expected stock volatility	51.6%	51.3%	42.1%
Risk-free interest rate	4.7%	5.1%	6.5%
Expected option life (in years)	7.0	7.0	6.9

Note 14: Other Income and Expenses

	2002	2001	2000
	(Dollars in Millions)
Equity losses from unconsolidated affiliates	$(70.1)	$(61.3)	$(164.2)
EchoStar Merger termination payment	600.0	—	—
Net gain (loss) on discontinuation of businesses	41.1	32.0	(128.4)
Net loss on write-down of investments to fair value	(180.6)	(239.0)	—
Net gain from sale of investments	84.1	130.6	—
Other	(49.0)	45.0	—

Total Other, net	$425.5	$(92.7)	$(292.6)

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2002 equity losses from unconsolidated affiliates are primarily comprised of losses at the DLA local operating companies. 2001 equity losses from unconsolidated affiliates are primarily comprised of losses at the DLA LOC’s and Hughes Tele.com (India) Limited (“HTIL”), and in 2000, DIRECTV Japan.

Note 15: Related-Party Transactions

In the ordinary course of its operations, Hughes sells products and services to related parties, which include GM and equity method investees. During the years ended December 31, 2002, 2001 and 2000, Hughes sold telecommunications services and equipment to GM and HTIL, and sold broadcast programming and other services to DLA LOC’s located in Puerto Rico, Venezuela and Argentina. As a result of the HTIL and Galaxy Entertainment Argentina S.A. (“GEA”) transactions described in Note 18, HTIL and GEA are not considered related parties subsequent to the completion of those transactions on December 6, 2002 and May 1, 2001, respectively.

The following table summarizes significant related-party transactions for the years ended December 31:

	2002	2001	2000
	(Dollars in Millions)
Revenues	$211.1	$238.8	$243.3
Costs and expenses	117.9	126.2	149.9

The following table sets forth the amounts of accounts receivable from related parties as of December 31:

	2002	2001
	(Dollars in Millions)
Accounts receivable from related parties	$317.4	$237.7
Long-term accounts receivable from related parties	—	75.8

The December 31, 2002 accounts receivable balance is primarily from DLA LOC’s.

Note 16: Available Separate Consolidated Net Income (Loss)

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

On June 6, 2000, the GM Board declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. As a result, the numbers of shares of GM Class H common stock presented for all periods prior to the stock split have been adjusted to reflect the stock split, unless otherwise noted.

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth comparative information regarding GM Class H common stock and the GM Class H dividend base for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(Shares in Millions)
GM Class H Common Stock Outstanding
Shares at January 1	877.5	875.3	411.3
Shares issued for mandatory redemption of GM Series H preference stock	80.1	—	—
Shares issued related to GM exchange offer	—	—	276.0
Shares issued related to employee benefit plans	—	—	181.5
Shares issued for stock options exercised and other	0.7	2.2	6.5

Shares at December 31	958.3	877.5	875.3

Weighted average number of shares of GM Class H common stock outstanding (Numerator)	919.5	876.3	681.2

GM Class H Dividend Base
GM Class H dividend base at January 1	1,301.1	1,298.9	1,292.4
Increase for mandatory redemption of GM Series H preference stock	80.1	—	—
Increase for stock options exercised and other	0.7	2.2	6.5

GM Class H dividend base at December 31	1,381.9	1,301.1	1,298.9

Weighted average GM Class H dividend base (Denominator)	1,343.1	1,300.0	1,297.0

Note 17: Hughes Series A Preferred Stock and Hughes Series B Convertible Preferred Stock

On June 24, 1999, as part of a strategic alliance with Hughes, America Online, Inc. (“AOL”) invested $1.5 billion in shares of GM Series H preference stock. The preferred stock accrued quarterly dividends at a rate of 6.25% per year. GM immediately invested the $1.5 billion received from AOL in shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H preference stock. Dividends on the Hughes Series A Preferred Stock were payable to GM quarterly at an annual rate of 6.25%. The underwriting discount on the Hughes Series A Preferred Stock was amortized over three years.

On June 24, 2002, the GM Series H preference stock, pursuant to its terms, was mandatorily converted to about 80.1 million shares of GM Class H common stock. As a result, the number of shares in the Class H dividend base and the number of shares of GM Class H common stock outstanding were each increased by the number of shares issued. Also on June 24, 2002, in connection with the automatic conversion of the GM Series H preference stock held by AOL, GM contributed the $1.5 billion of Hughes Series A Preferred Stock back to Hughes, which Hughes cancelled and recorded as a contribution to “Capital stock and additional paid-in capital.” In exchange for the Hughes Series A Preferred Stock, Hughes issued $914.1 million of Hughes Series B Convertible Preferred Stock to GM, which was recorded as a reduction to “Capital stock and additional paid-in capital.” The Hughes Series B Convertible Preferred Stock, which does not accrue dividends, may be converted to Hughes Class B common stock at the option of GM anytime after June 24, 2003 (“Optional Conversion”).

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As more fully described in the Amended and Restated Certificate of Incorporation of Hughes, the number of shares of Hughes Class B common stock that will be issued upon Optional Conversion will be equal to the number of shares of Hughes Series B Convertible Preferred Stock converted, multiplied by a fraction, the numerator of which is the stated value of the Hughes Series B Convertible Preferred Stock ($1,000.00 per share) and the denominator of which is the Fair Market Value of a share of Hughes Class B common stock (as determined in accordance with the Amended and Restated Certificate of Incorporation of Hughes). Issuance of Hughes Class B common stock will have no impact on the number of GM Class H common stock outstanding and no impact on the GM Class H dividend base.

Note 18: Acquisitions and Divestitures

DIRECTV Broadband

On April 3, 2001, Hughes acquired Telocity, a company that provides land-based DSL services, through the completion of a tender offer and merger. Telocity was operated as DIRECTV Broadband and is included as part of the Direct-To-Home Broadcast segment. The purchase price was $197.8 million and was paid in cash. The following selected unaudited pro forma information is being provided to present a summary of the combined results of Hughes and Telocity for 2001 and 2000 as if the acquisition had occurred as of the beginning of the periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the consolidated results of operations of Hughes had Telocity operated as part of Hughes for the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	2001	2000
	(Dollars in Millions)
Total revenues	$8,272.1	$7,297.0
Income (loss) before cumulative effect of accounting change	(657.8)	670.0
Net income (loss)	(665.2)	670.0
Pro forma earnings (loss) used for computation of available separate consolidated net income (loss)	(758.3)	589.9

On December 13, 2002, Hughes announced that DIRECTV Broadband would close its high-speed Internet service business in the first quarter of 2003 and transition its existing customers to alternative service providers. As a result, in December 2002, Hughes notified approximately half of DIRECTV Broadband’s 400 employees of a layoff, with a minimum of 60 days notice during which time they were paid, followed by receipt of a severance package. The remaining employees worked with customers during the transition and assisted with the closure of the business, which occurred on February 28, 2003. As a result, Hughes recorded a fourth quarter 2002 charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and write-off of customer premise equipment. This charge was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss). Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. No amounts were paid as of December 31, 2002.

The financial information included herein reflects the acquisition discussed above from its date of acquisition. The acquisition was accounted for by the purchase method of accounting and, accordingly,

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

Hughes Tele.com (India) Limited

On December 6, 2002, HNS completed a series of transactions to exchange its equity interest in HTIL of $58.8 million, long-term receivables from HTIL of $75.0 million, and a net receivable of $25.4 million from HTIL’s Indian sponsor, Ispat, in exchange for investments in Tata Teleservices Limited (“TTSL”). The transactions were accounted for as a sale of the assets surrendered at their fair values and the purchase of the instruments in TTSL on the date of the transactions. HNS allocated the fair value of the assets surrendered of $135.1 million to the assets received, which include redeemable preference shares ($110.1 million), a 15 year zero coupon note ($9.7 million) and 50 million common stock purchase warrants ($15.3 million), based on their relative fair values. The preference shares are redeemable at the end of 51 or 75 months at the option of HNS and convertible to common equity at the end of 75 months at the option of HNS. The redemption is guaranteed in the form of a put to TTSL’s parent company, Tata Sons. The preference shares are carried at fair value as an available-for-sale security, with unrealized gains and losses reported net of tax, as a component of OCI.

Based on the fair value of the assets surrendered on December 6, 2002, HNS recognized an after-tax loss of approximately $14.1 million, which is comprised of a pre-tax loss recognized in “Other, net” of $52.1 million, based on the difference between fair value and carrying value of the assets surrendered and the requirement to recognize cumulative translation adjustments of $28.0 million associated with the HTIL investment, which were offset by an approximate $38.0 million tax benefit which includes the tax benefit from equity method losses that were not previously recognized for tax purposes.

Also during 2002, HNS recorded the receivable from Ispat described above when it honored a $54.4 million loan guarantee. The receivable was immediately reduced to its estimated net realizable value of $25.4 million through a charge to “Other, net” of $29.0 million.

During September 2000, HTIL sold new common shares in a public offering in India. As a result of this transaction, Hughes’ equity interest was reduced from 44.7% to 29.1% and Hughes recorded a $23.3 million increase to “Capital stock and additional paid-in capital.”

Galaxy Entertainment Argentina

On May 1, 2001, DLA, which operates the Latin America DIRECTV business, acquired from Grupo Clarín S.A. (“Clarin”) a 51% ownership interest in GEA, a local operating company in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that under certain circumstances will allow Clarin to sell its 3.98% interest back to DLA in November 2003 for $195 million (see further discussion of this item in Note 21). As a result of the transaction, Hughes’ interest in DLA decreased from 77.8% to 74.7% and Hughes’ ownership in GEA increased from 20% to 58.1%. Hughes’ portion of the purchase price, which amounted to about $130 million, was recorded as an increase to “Capital stock and additional paid-in capital.”

The financial information included herein reflects the acquisition discussed above from its date of acquisition. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Satellite Systems Manufacturing Businesses

On October 6, 2000, Hughes completed the sale of its satellite systems manufacturing businesses for $3.75 billion in cash. The transaction resulted in the recognition of a pre-tax gain of $2,036.0 million, or $1,132.3 million after-tax. Included in this gain is a net after-tax curtailment loss of $42.0 million related to pension and other postretirement benefit plan assets and liabilities associated with the Satellite Businesses. The purchase price is subject to adjustment based upon the final closing date financial statements as discussed in Note 21.

Summarized financial information for the discontinued operations follows:

2000
(Dollars in Millions)
Revenues (excluding intercompany transactions)	$1,260.1
Income tax provision	23.2
Net income	36.1

In a separate, but related transaction, Hughes also sold to Boeing its 50% interest in HRL Laboratories LLC (“HRL”) for $38.5 million, which represented the net book value of Hughes’ interest in HRL at October 6, 2000.

DIRECTV Japan

On March 1, 2000, Hughes announced that the operations of DIRECTV Japan would be discontinued. Pursuant to an agreement with Japan Digital Broadcasting Services Inc. (now named Sky Perfect), qualified subscribers to the DIRECTV Japan service were offered the opportunity to migrate to the Sky Perfect service. DIRECTV Japan was paid a commission for each subscriber who actually migrated. Hughes also acquired a 6.6% interest in Sky Perfect. As a result, Hughes wrote-off its net investment in DIRECTV Japan of $164.6 million and accrued exit costs of $403.7 million and involuntary termination benefits of $14.5 million. Accrued exit costs consist of claims arising out of contracts with dealers, manufacturers, programmers and others, satellite transponder and facility and equipment leases, subscriber migration and termination costs, and professional service fees and other. The write-off and accrual were partially offset by the difference between the cost of the Sky Perfect shares acquired and the estimated fair value of the shares ($428.8 million), as determined by an independent appraisal, and by $40.2 million for anticipated contributions from other DIRECTV Japan shareholders. The net effect of the transaction was a charge to “Other, net” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) of $170.6 million at March 31, 2000.

DIRECTV Japan employed approximately 290 personnel as of March 31, 2000, of which 244 were terminated during 2000. All remaining personnel were terminated in the first quarter of 2001.

During 2002, $41.1 million of accrued liabilities related to the exit costs were reversed upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net.” In the third quarter of 2001, $32.0 million of accrued exit costs were reversed as a credit adjustment to “Other, net.” In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to “Other, net” of $106.0 million. The third quarter of 2001 and fourth quarter of 2000 adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

broadcasting service, greater than anticipated commission payments for subscriber migration and favorable settlements of various contracts and claims.

In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of Hughes’ interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. In the third quarter of 2001 and fourth quarter of 2000, a portion of the decline in the value of the Sky Perfect investment was determined to be “other-than-temporary,” resulting in a write-down of the carrying value of the investment by $212 million and $86 million, respectively. At December 31, 2001, the investment’s market value approximated its carrying value. In October 2002, Hughes sold all of its interest in Sky Perfect for approximately $105 million in cash, resulting in a pre-tax loss of about $24.5 million.

Note 19: Derivative Financial Instruments and Risk Management

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

Hughes is exposed to interest rate changes from its outstanding fixed rate and floating rate borrowings. Hughes manages its fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of its borrowings. In accordance with policy, from time to time Hughes may enter into interest rate hedging contracts which effectively convert floating rate borrowings to fixed, or fixed rate borrowings to floating.

Hughes is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While Hughes believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Note 20: Segment Reporting

Hughes’ segments, which are differentiated by their products and services, include Direct-To-Home Broadcast, Satellite Services, and Network Systems. Direct-To-Home Broadcast is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers and provided land-based DSL services. Satellite Services is

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

engaged in the selling, leasing and operating of satellite transponders and providing services for cable television systems, news companies, Internet service providers and private business networks. The Network Systems segment is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV receiving equipment (set-top boxes and dishes). Other includes the corporate office and other entities.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Selected information for Hughes’ operating segments are reported as follows:

	Direct-To-Home Broadcast	Satellite Services	Network Systems	Other	Eliminations	Total
	(Dollars in Millions)
2002
External Revenues	$7,170.0	$647.3	$1,065.7	$51.9	—	$8,934.9
Intersegment Revenues	23.3	165.0	104.2	0.4	$(292.9)	—

Total Revenues	$7,193.3	$812.3	$1,169.9	$52.3	$(292.9)	$8,934.9

Operating Profit (Loss)	$(505.2)	$255.9	$(160.7)	$3.3	$7.6	$(399.1)
EBITDA(1)	160.8	591.6	(87.0)	6.7	(4.1)	668.0
Depreciation and Amortization	666.0	335.7	73.7	3.5	(11.8)	1,067.1
Goodwill, net	2,888.5	2,238.7	2.4	645.6	—	5,775.2
Intangible Assets, net	623.7	—	—	21.0	—	644.7
Segment Assets	7,957.2	6,487.7	2,526.9	974.8	(61.5)	17,885.1
Capital Expenditures	524.1	294.3	400.4	0.1	79.2	1,298.1

2001
External Revenues	$6,285.4	$709.0	$1,229.6	$40.0	—	$8,264.0
Intersegment Revenues	21.0	161.1	96.2	0.3	$(278.6)	—

Total Revenues	$6,306.4	$870.1	$1,325.8	$40.3	$(278.6)	$8,264.0

Operating Profit (Loss)	$(749.9)	$165.3	$(171.8)	$(34.5)	$33.1	$(757.8)
EBITDA(1)	(74.8)	580.0	(111.8)	(11.5)	8.0	389.9
Depreciation and Amortization	675.1	414.7	60.0	23.0	(25.1)	1,147.7
Goodwill, net	3,593.3	2,238.7	18.9	645.7	—	6,496.6
Intangible Assets, net	656.5	—	—	3.7	—	660.2
Segment Assets	9,484.1	6,296.8	2,339.1	1,199.0	(108.9)	19,210.1
Capital Expenditures	734.3	338.2	664.6	0.4	6.0	1,743.5

2000
External Revenues	$5,208.6	$880.2	$1,176.7	$22.1	—	$7,287.6
Intersegment Revenues	29.4	143.4	233.1	5.2	$(411.1)	—

Total Revenues	$5,238.0	$1,023.6	$1,409.8	$27.3	$(411.1)	$7,287.6

Operating Profit (Loss)	$(557.9)	$356.6	$(63.5)	$(67.9)	$(21.4)	$(354.1)
EBITDA(1)	(24.5)	694.0	0.1	(46.7)	(28.9)	594.0
Depreciation and Amortization	533.4	337.4	63.6	21.2	(7.5)	948.1
Goodwill, net	3,432.4	2,303.6	41.6	663.2	—	6,440.8
Intangible Assets, net	707.5	—	—	3.0	—	710.5
Segment Assets	9,278.3	6,178.4	1,789.9	2,154.0	(121.3)	19,279.3
Capital Expenditures	913.5	449.5	369.5	0.6	(17.0)	1,716.1

(1)

EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management uses EBITDA to evaluate the operating performance of Hughes

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

and its business segments, to allocate resources and capital to its business segments and as a measure of performance for incentive compensation purposes. Hughes believes EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. EBITDA is used as an analytical indicator of income generated to service debt and fund capital expenditures. In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. Hughes management believes that EBITDA is a common measure used to compare Hughes’ operating performance and enterprise value to other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements consisting of interest payments of $398.0 million, $268.4 million and $312.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. As a result, EBITDA does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The following represents a reconciliation of EBITDA to reported net income (loss) on the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss):

	Years Ended December 31,
	2002	2001	2000
	(Dollars in Millions)
EBITDA	$668.0	$389.9	$594.0
Depreciation and amortization	(1,067.1)	(1,147.7)	(948.1)

Operating loss	(399.1)	(757.8)	(354.1)
Interest income	24.5	56.7	49.3
Interest expense	(336.2)	(195.9)	(218.2)
Other, net	425.5	(92.7)	(292.6)

Loss from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	(285.3)	(989.7)	(815.6)
Income tax benefit	94.4	325.6	406.1
Minority interests in net (earnings) losses of subsidiaries	(21.6)	49.9	54.1

Loss from continuing operations before cumulative effect of accounting changes	(212.5)	(614.2)	(355.4)
Income from discontinued operations, net of taxes	—	—	36.1
Gain on sale of discontinued operations, net of taxes	—	—	1,132.3
Cumulative effect of accounting changes, net of taxes	(681.3)	(7.4)	—

Net income (loss)	$(893.8)	$(621.6)	$813.0

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents revenues earned from customers located in different geographic areas. Property is grouped by its physical location. All satellites are reported as United States assets.

	2002		2001		2000
	Total Revenues	Net Property & Satellites	Total Revenues	Net Property & Satellites	Total Revenues	Net Property & Satellites
	(Dollars in Millions)
North America
United States	$7,549.1	$6,401.0	$6,688.7	$6,331.2	$6,008.2	$5,577.3
Canada and Mexico	208.5	196.7	206.8	207.4	198.8	89.3

Total North America	7,757.6	6,597.7	6,895.5	6,538.6	6,207.0	5,666.6

Europe
United Kingdom	167.9	7.3	143.2	8.3	114.7	5.6
Other	21.4	0.3	64.3	0.4	19.7	0.4

Total Europe	189.3	7.6	207.5	8.7	134.4	6.0

South America and the Caribbean
Brazil	207.9	149.9	247.0	220.0	285.4	234.3
Argentina	88.8	126.5	156.2	171.2	97.6	3.8
Other	340.1	28.3	321.3	34.2	184.7	8.3

Total South America and the Caribbean	636.8	304.7	724.5	425.4	567.7	246.4

Asia
Japan	13.7	—	21.1	0.5	34.5	0.6
India	76.5	27.3	93.5	29.3	81.1	16.4
China	21.2	1.2	32.7	0.5	35.1	0.7
Other	140.6	1.4	141.4	0.9	139.4	0.9

Total Asia	252.0	29.9	288.7	31.2	290.1	18.6

Total Middle East	21.2	—	24.0	0.1	14.0	—
Total Africa	78.0	0.1	123.8	0.4	74.4	0.2

Total	$8,934.9	$6,940.0	$8,264.0	$7,004.4	$7,287.6	$5,937.8

Note 21: Commitments and Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for a dispute resolution process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest at a rate of 9.5% from the date of sale, the total amount of which has been provided for in Hughes’ consolidated financial statements. However, Boeing has submitted additional proposed adjustments, which are being resolved through

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the dispute resolution process. As of December 31, 2002, approximately $670 million of proposed adjustments remain unresolved. Hughes is contesting the matter in the arbitration process, which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated results of operations and financial position.

As previously reported, Hughes Communications Galaxy, Inc. (“HCGI”) filed a lawsuit on March 22, 1991 against the United States Government based upon the National Aeronautics and Space Administration’s breach of contract to launch ten satellites on the Space Shuttle. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million and in April 2002, the United States government paid to Hughes the full amount of the judgment. As a result, Hughes recorded a $95 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” in the first quarter of 2002.

With respect to the previously reported dispute between General Electric Capital Corporation (“GECC”) and DIRECTV arising out of a contract entered into between the parties on July 31, 1995, the parties executed an agreement on June 4, 2002 to settle the matter for $180 million. The settlement resulted in DIRECTV recording a second quarter 2002 pre-tax charge of $47 million to “Interest expense.” In the first quarter of 2002, DIRECTV increased its provision for loss related to this matter by $83 million, of which $56 million was recorded as a charge to “Selling, general and administrative expenses” and $27 million was recorded as a charge to “Interest expense.” Previously, DIRECTV had accrued $50 million as of December 31, 1999 associated with the expected settlement of this claim. The $180 million settlement was paid to GECC in June 2002.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2002. After discussion with counsel representing Hughes in those actions, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated results of operations and financial position.

Other

The in-orbit satellites of Hughes and its subsidiaries are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of Hughes’ businesses. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its ability to provide service. Where insurance costs related to known satellite anomalies are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $563.5 million and the book value of the satellites that were not insured was $1,049.7 million at December 31, 2002.

PanAmSat and the manufacturer of the Galaxy VIII-iR satellite have agreed in principle to terminate the Galaxy VIII-iR satellite construction contract. The agreement is subject to the execution of mutually acceptable documentation, but there can be no assurance that this will occur. In connection with the termination of the contract, as of December 31, 2002, PanAmSat had a receivable due from the satellite manufacturer of $72.0 million, which represents amounts previously paid to the manufacturer (of approximately $58.8 million), liquidated damages and interest owed under the construction agreement. PanAmSat expects that it will collect substantially all of this receivable and does not anticipate recording a charge to earnings related to this receivable. In addition, PanAmSat has agreed with the Galaxy VIII-iR launch vehicle provider to defer use of the launch to a future satellite. PanAmSat had intended to locate the Galaxy VIII-iR satellite at 95 degrees west longitude. However, with the successful launch and commencement of service on the Galaxy IIIC satellite at this same orbital location in September 2002, PanAmSat believes it has sufficient capacity to meet customer demand for services at this location.

Hughes is contingently liable under standby letters of credit and bonds in the aggregate amount of $65.1 million which were undrawn at December 31, 2002 and DLA has guaranteed $3.0 million of bank debt related to non-consolidated DLA local operating companies, which is due in varying amounts through 2005. Additionally, as described in Note 18, DLA may be required to repurchase Clarin’s 3.98% interest in DLA for $195 million in November 2003. In the first quarter of 2003, Clarin notified DLA that it believes that DLA’s decision to initiate discussions with Clarin and certain other programmers, suppliers and business associates to address DLA’s financial and operational challenges has caused DLA to be responsible immediately to purchase Clarin’s equity interest in DLA. See Note 22 for further discussion of this matter.

The Hughes Board of Directors has approved several benefit plans designed to provide benefits for the retention of about 205 key employees and also provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs. Upon a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed if an employee is identified for termination. A total of up to about $105 million for retention benefits will be paid, with approximately 50% paid at the time of a change-in-control and 50% paid up to 12 months following the date of a change-in-control. The amount of severance benefits to be paid will be based upon decisions that will be made relating to employee layoffs, if any, following the date of a change-in-control. In addition, as of December 31, 2002, approximately 30.5 million employee stock options to purchase shares of GM Class H common stock will vest upon a qualifying change-in-control and up to an additional 8.4 million employee stock options could vest if employees are laid off within one year of a change-in-control.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

At December 31, 2002, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $769.4 million, payable as follows: $252.5 million in 2003, $210.6 million in 2004, $107.6 million in 2005, $52.3 million in 2006, $46.1 million in 2007, and $100.3 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease rental income, were $68.0 million in 2002, $59.7 million in 2001 and $55.9 million in 2000.

Hughes has minimum commitments under noncancelable satellite construction and launch contracts and programming agreements. Minimum payments over the terms of applicable contracts are anticipated to be approximately $3,461.5 million, payable as follows: $825.1 million in 2003, $596.8 million in 2004, $437.5 million in 2005, $693.0 million in 2006, $762.1 million in 2007, and $147.0 million thereafter.

Note 22: Subsequent Events

During the first quarter of 2003, Hughes and AOL agreed to terminate their strategic alliance, which the companies had entered into in June 1999. In connection with the termination of the alliance, Hughes recorded a pre-tax charge of $23 million in the fourth quarter of 2002 to “Selling, general and administrative expenses” and was released from its commitment to spend up to approximately $1 billion in additional sales, marketing, development and promotion efforts in support of certain specified products and services. Under the terms of the agreement, HNS will continue to provide services to current bundled AOL broadband subscribers using the HNS high-speed Internet satellite service as the companies develop a transition plan to an unbundled service.

In the first quarter of 2003, Hughes completed a series of financing transactions to replace the Amended Credit Agreement with a capital structure that is more long-term in nature. On February 28, 2003, DIRECTV issued $1.4 billion in senior notes due in 2013. The ten-year senior notes are unsecured indebtedness guaranteed by all of DIRECTV’s domestic subsidiaries and bear interest at 8.375%. In addition, on March 6, 2003, DIRECTV entered into a new senior secured credit facility with total term loan and revolving loan commitments of $1.675 billion. The new senior secured credit facility is comprised of a $375.0 million Tranche A Term Loan, $200.0 million of which was undrawn at March 6, 2003, a $1,050.0 million Tranche B Term Loan and a $250.0 million revolving credit facility which was undrawn at March 6, 2003. The new senior secured credit facility has a term of five to seven years and is secured by substantially all of DIRECTV’s assets and guaranteed by all of DIRECTV’s domestic subsidiaries. The revolving credit facility and term loans bear interest at LIBOR plus 3.50%. DIRECTV distributed to Hughes the net proceeds from the senior secured credit facility and the sale of the senior notes totaling $2.56 billion. The $200 million undrawn portion of the Tranche A Term Loan is expected to be drawn by December 31, 2003 with the net proceeds distributed to Hughes. The revolving portion of the senior secured credit facility will be available to DIRECTV to fund working capital and other requirements. The above distribution enabled Hughes to repay all amounts outstanding under its existing Amended Credit Agreement, which was terminated on February 28, 2003, and is expected to provide sufficient liquidity to fund Hughes’ business plan through projected cash flow breakeven and for Hughes’ other corporate purposes.

DLA has endured subscriber losses and revenue declines as a result of economic and political instability affecting various countries in which DLA provides service. As a result, in January 2003, DLA announced the commencement of discussions with certain programmers, suppliers and business associates to address DLA’s current financial and operational challenges. The agreements which DLA

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

is seeking to restructure include certain long-term or exclusive programming agreements which have resulted in payment obligations substantially in excess of the current economic value of the programming to DLA. DLA has ceased making payments under certain of these agreements and has received notices of default relating to approximately $32 million claimed to be owed to programmers and a claim that DLA’s restructuring had resulted in an acceleration of an obligation to repurchase a 4% equity interest in DLA for $195 million. DLA does not believe that the purchase obligation has been accelerated. All such amounts correspond to agreements that are currently under renegotiation. If DLA does not comply with its obligations under its programming contracts and is unsuccessful in reaching a settlement with the relevant programmers, such programmers could seek to terminate the programming contracts, which would result in a loss of such programming to DLA. If the discussions do not result in a reasonable agreement in the near future, DLA has indicated that it would consider other options, including restructuring the company under Chapter 11 of the U.S. bankruptcy law. If DLA initiates proceedings under Chapter 11 of the U.S. bankruptcy law, it could reject some or all of its long-term programming agreements (as well as other non-essential executory contracts), in which event the programming related to such rejected agreements would no longer be available to DLA. This could result in increased churn or reduced demand for the DLA service, which would be a consideration for DLA in determining which programming contracts to reject in the event of Chapter 11 bankruptcy proceedings. A filing under Chapter 11 of the U.S. bankruptcy law could result in a charge in a future period that could be material to Hughes’ consolidated results of operations and financial position.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for Galaxy XI and PAS-1R for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and PanAmSat expects that both of these satellites will continue to serve these existing customers. The insurance policies for these satellites total approximately $289 million and $345 million, respectively, and both include a salvage provision for PanAmSat to share 10% of future revenues from these satellites with their respective insurers if the proof of loss is accepted. The availability and use of the proceeds from these insurance claims are restricted by the agreements governing PanAmSat’s debt obligations. No assurances can be made that the proof of loss with respect to these two satellites will be accepted by the insurers. PanAmSat is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to PanAmSat, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, PanAmSat currently expects to operate these satellites through their expected economic ends of life, although a portion of the transponder capacity on these satellites will not be useable during such time. Hughes currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

On February 28, 2003, GM announced plans to contribute approximately 150 million shares of GM Class H common stock to certain of its U.S. employee benefit plans. GM expects to make the contribution during the month of March 2003. The contribution would increase the amount of GM Class H common stock held by GM’s employee benefit plans to approximately 330 million shares and reduce GM’s retained economic interest in Hughes to approximately 20.0% from 30.7%.

As previously reported, Hughes has had periodic discussions with the United States Department of State (“State Department”) directed at potential settlement of administrative concerns related to past export activities with China. On December 26, 2002, the State Department issued a formal charging letter to Hughes and Boeing Satellite Systems, Inc. (“BSS”). As part of the sale of the satellite systems

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (concluded)

manufacturing businesses to Boeing, Hughes retained liability for certain possible fines and penalties and certain financial consequences of debarment or suspension that could be imposed by the State Department in connection with this matter. Hughes and BSS have now settled this matter through execution of a Consent Agreement with the State Department and a separate agreement among Hughes, BSS and Boeing. The Consent Agreement requires the payment of a fine in the aggregate amount of $20 million ($5 million of which is to be reimbursed to Hughes by BSS) to be paid in 8 equal installments over 7 years, which has been provided for in Hughes’ consolidated financial statements as of December 31, 2002, a commitment by Hughes to spend $2 million over 5 years on internal export compliance, and various improvements in Hughes’ export program. The State Department has agreed that there will be no suspension or debarment for either company as part of the settlement. This resolves all outstanding government action related to the China matters and all claims among Boeing, BSS and Hughes related to these matters.

* * *

HUGHES ELECTRONICS CORPORATION

SUPPLEMENTAL INFORMATION

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(Dollars in Millions Except Per Share Amounts)
2002 Quarters
Revenues	$2,038.4	$2,210.0	$2,214.8	$2,471.7

Income (loss) before income taxes, minority interests and cumulative effect of accounting change(1)	$(241.5)	$(244.5)	$(15.3)	$216.0
Income tax benefit (expense)	91.8	92.9	5.8	(96.1)
Minority interests in net earnings of subsidiaries	(6.7)	(3.5)	(4.1)	(7.3)
Cumulative effect of accounting change, net of taxes	(681.3)	—	—	—

Net income (loss)	(837.7)	(155.1)	(13.6)	112.6
Earnings (loss) used for computation of available separate consolidated net income (loss)	$(861.8)	$(177.9)	$(13.6)	$112.6

Average number of shares of General Motors Class H common stock outstanding (in millions) (Numerator)	877.6	884.0	958.1	958.2
Average Class H dividend base (in millions) (Denominator)	1,301.2	1,307.6	1,381.7	1,381.8
Available separate consolidated net income (loss)	$(581.2)	$(120.3)	$(9.4)	$78.1
Stock price range of General Motors Class H common stock
High	$17.55	$17.00	$11.25	$12.00
Low	$12.50	$8.49	$8.35	$8.00

2001 Quarters
Revenues	$1,893.2	$1,985.4	$2,103.8	$2,281.6

Loss before income taxes, minority interests and cumulative effect of accounting change	$(172.1)	$(257.7)	$(321.2)	$(238.7)
Income tax benefit	49.9	74.8	93.1	107.8
Minority interests in net (earnings) losses of subsidiaries	24.3	26.4	0.9	(1.7)
Cumulative effect of accounting change, net of taxes	(7.4)	—	—	—

Net loss	(105.3)	(156.5)	(227.2)	(132.6)
Loss used for computation of available separate consolidated net income (loss)	$(128.6)	$(179.8)	$(250.4)	$(155.9)

Average number of shares of General Motors Class H common stock outstanding (in millions) (Numerator)	875.4	875.9	876.8	877.3
Average Class H dividend base (in millions) (Denominator)	1,299.1	1,299.6	1,300.5	1,300.9
Available separate consolidated net income (loss)	$(86.7)	$(121.2)	$(168.8)	$(105.1)
Stock price range of General Motors Class H common stock
High	$28.00	$25.09	$21.65	$15.80
Low	$17.90	$17.50	$11.50	$12.12

(1)	Included as part of Income (loss) before income taxes, minority interests and cumulative effect of accounting change for the fourth quarter of 2002 is a $600 million gain for the settlement on the terminated merger agreement with EchoStar, partially offset by a $146.3 million write down for other-than-temporary declines in the fair value of certain equity securities and a $92.8 million charge related to the shutdown of the DIRECTV Broadband business.

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

ITEM 14. Controls and Procedures

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

HUGHES ELECTRONICS CORPORATION

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORMS 8-K

		Page Number
(a) 1.	All Consolidated Financial Statements	See Part II

2.	Financial Statement Schedule I—Condensed Financial Information of the Registrant	119

	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001, and 2000	122

3.	Exhibits (Including Those Incorporated By Reference)

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

*2.2

Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR Partners L.P., Tempo Satellite, Inc., the stockholders of PRIMESTAR, Inc. and Hughes Electronics Corporation dated as of January 22, 1999 (incorporated by reference to Exhibit 99.2 to the February 8-K)

*2.3

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

*2.4

Agreement and Plan of Merger, dated as of October 28, 2001, by and between EchoStar Communications Corporation and Hughes Electronics Corporation (incorporated by referenced to Exhibit 99.2 to the Current Report on Form 8-K of General Motors Corporation filed October 31, 2001 (the “October 2001 8-K”))

*2.5

Implementation Agreement, dated October 28, 2001, by and among General Motors Corporation, Hughes Electronics Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 99.3 to the October 2001 8-K)

HUGHES ELECTRONICS CORPORATION

Exhibit Number
*2.6	Separation Agreement, dated October 28, 2001, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.4 to the October 2001 8-K)

*2.7

Stock Purchase Agreement, dated October 28, 2001, by and among EchoStar Communications Corporation, Hughes Electronics Corporation, Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc. and Hughes Communications, Inc. (incorporated by reference to Exhibit 99.5 to the October 2001 8-K)

*3.1

Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation, dated June 21, 2002 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Hughes Electronics Corporation for the quarter ended September 30, 2002 (“Hughes’ September 30, 2002 Form 10-Q”))

*3.2	Amended and Restated By-laws of Hughes Electronics Corporation, dated as of May 24, 2001 (incorporated by reference to Exhibit 3.2 to Hughes’ September 30, 2002 Form 10-Q)

*4.1

Specimen form of certificate representing Common Stock of Hughes Electronics Corporation (incorporated by reference to Exhibit 4.1 to the Form 10 of Hughes Electronics Corporation filed August 13, 1999 (the “Form 10”))

*4.2

Indenture, dated as of February 1, 2002, by and among PanAmSat Corporation as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and the Bank of New York as Trustee governing the Notes (incorporated by reference to Exhibit 4.8 to PanAmSat’s 2001 Form 10-K)

*4.3

Registration Rights Agreement, dated as of January 25, 2002, by and among PanAmSat Corporation and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen Securities Corporation relating to the registration rights of the holders of the Securities (incorporated by reference to Exhibit 4.9 to PanAmSat’s 2001 Form 10-K)

*10.1

Revolving Credit Agreement (Bridge Facility), dated as of January 5, 2001, among DIRECTV Latin America, LLC, the Banks named therein and Deutsche Bank A.G., New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2000 of Hughes Electronics Corporation (the “2000 Form 10-K”))

*10.2

DBS Distribution Agreement between Hughes Communications Galaxy, Inc. and National Rural Telecommunications Cooperative, dated April 10, 1992 (the “DBS Agreement”) (incorporated by reference to Exhibit 10.5 to the Form 10)†

*10.3	Addendum I to the DBS Agreement (incorporated by reference to Exhibit 10.6 to the Form 10)

*10.4	Amendment No. 1 to the DBS Agreement, dated May 11, 1992 (incorporated by reference to Exhibit 10.7 to the Form 10)

HUGHES ELECTRONICS CORPORATION

Exhibit Number
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

*10.13

Revolving Credit Agreement between Hughes Electronics Corporation and General Motors Acceptance Corporation, dated as of October 1, 2001 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2001 of Hughes Electronics Corporation (the “2001 10-K”))

*10.14

Loan Set-off and Security Agreement, dated as of October 1, 2001, between Hughes Electronics Corporation and General Motors Acceptance Corporation (incorporated by reference to Exhibit 10.21 to the 2001 10-K)

*10.15

Indemnification Agreement, dated as of October 1, 2001, among Hughes Electronics Corporation, Majority Owner and General Motors Acceptance Corporation (incorporated by reference to Exhibit 10.22 to the 2001 10-K)

*10.16

First Amendment to Revolving Credit Agreement between Hughes Electronics Corporation and General Motors Acceptance Corporation, dated as of February 20, 2002 (incorporated by reference to Exhibit 10.23 to the 2001 10-K)

*10.17

Credit Agreement, dated as of February 25, 2002, between PanAmSat Corporation, Credit Suisse First Boston, Bankers Trust Company, Allied Irish Banks plc, the Governor and Company of the Bank of Scotland, Fuji Bank, Ltd., General Electric Capital Corporation, Industrial Bank of Japan, Societe Generale, The Bank of New York, Metropolitan Life Insurance Company and Credit Industrial et Commercial, as Lenders, Credit Suisse First Boston, as Administrative Agent, Credit Suisse First Boston, as Sole Bookrunner and Sole Lead Arranger, Credit Suisse First Boston and Deutsche Banc Alex Brown, Inc., as Joint Arrangers, Deutsche Banc Alex Brown, Inc., as Syndication Agent, and Societe Generale, as Documentation Agent (incorporated by reference to Exhibit 10.78 to PanAmSat’s 2001 Form 10-K)

HUGHES ELECTRONICS CORPORATION

Exhibit Number
*10.18

Intercreditor and Collateral Trust Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, Credit Suisse First Boston, as Administrative Agent, and The Bank of New York, as collateral trustee (incorporated by reference to Exhibit 10.79 to PanAmSat’s 2001 Form 10-K)

*10.19

Lender Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.80 to PanAmSat’s 2001 Form 10-K)

*10.20

Shared Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.81 to PanAmSat’s 2001 Form 10-K)

**10.21	Second Amendment to Revolving Credit Agreement between Hughes Electronics Corporation and General Motors Acceptance Corporation, dated as of November 26, 2002

**23	Independent Auditors’ Consent

**99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Filed herewith.
†	Confidential treatment received for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act.

HUGHES ELECTRONICS CORPORATION

(b)  Reports on Form 8-K

Three reports on Form 8-K dated October 15, 2002, December 10, 2002 and December 19, 2002, reporting matters under Item 5, Other Events, were filed during the quarter ended December 31, 2002. One report on Form 8-K dated December 23, 2002, reporting matters under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements and Exhibits, was filed during the quarter ended December 31, 2002. One report on Form 8-K dated October 8, 2002 was submitted to the Securities and Exchange Commission during the quarter ended December 31, 2002 reporting matters under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K, the report submitted under Item 9 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference this report into a filing under the Securities Act or the Securities Exchange Act.

HUGHES ELECTRONICS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

(Parent Company Only)

	Years Ended December 31,
	2002	2001	2000
	(Dollars in Millions)
Operating Costs and Expenses
Selling, general and administrative expenses	$58.5	$98.5	$136.6
Allocation of expenses to subsidiaries	(56.2)	(83.6)	(84.6)

Total operating costs and expenses	2.3	14.9	52.0
Operating loss	(2.3)	(14.9)	(52.0)
Interest income	160.6	173.4	178.0
Interest expense	(106.7)	(43.2)	(95.8)
Equity in net earnings (losses) of subsidiaries	(1,317.8)	(740.3)	649.7
Other, net	524.6	27.0	—

Income (Loss) Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	(741.6)	(598.0)	679.9
Income tax (expense) benefit	(152.2)	(23.6)	133.1

Net Income (Loss)	$(893.8)	$(621.6)	$813.0

CONDENSED BALANCE SHEETS

(Parent Company only)

	December 31,
	2002	2001
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$239.0	$232.1
Accounts and interest receivables from subsidiaries	27.1	12.4
Deferred income taxes	121.4	110.8
Prepaid expenses and other	90.7	215.8

Total Current Assets	478.2	571.1
Loans Receivable from Subsidiaries	1,913.8	2,036.8
Investments in Subsidiaries	8,824.3	9,927.4
Other Assets	216.6	377.7

Total Assets	$11,432.9	$12,913.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable, accrued liabilities and other	509.5	626.9
Current portion of long-term debt	506.3	750.0

Total Current Liabilities	1,015.8	1,376.9
Other Liabilities and Deferred Credits	398.1	429.7
Deferred Income Taxes	41.9	34.5
Commitments and Contingencies
Stockholder’s Equity	9,977.1	11,071.9

Total Liabilities and Stockholder’s Equity	$11,432.9	$12,913.0

Reference should be made to the Notes to the Condensed Financial Statements.

HUGHES ELECTRONICS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT — (continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

	Years Ended December 31,
	2002	2001	2000
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$598.5	$(148.7)	$(58.7)

Cash Flows from Investing Activities
Net investments in subsidiaries	(216.7)	(1,080.6)	2,467.8
Net (increase) decrease in loans to subsidiaries	108.3	(194.2)	(127.5)
Proceeds from sale of investments	—	71.1	38.3

Net Cash Provided by (Used in) Investing Activities	(108.4)	(1,203.7)	2,378.6

Cash Flows from Financing Activities
Net increase (decrease) in notes and loans payable	(243.7)	750.0	(499.0)
Long-term debt borrowings	—	—	3,973.5
Repayment of long-term debt	—	—	(4,473.5)
Debt issuance costs	(44.0)	—	—
Stock options exercised	7.4	14.5	57.0
Preferred stock dividends paid to General Motors	(68.7)	(93.7)	(93.8)
Payment of Raytheon settlement	(134.2)	(500.0)	—

Net Cash Provided by (Used in) Financing Activities	(483.2)	170.8	(1,035.8)

Net increase (decrease) in cash and cash equivalents	6.9	(1,181.6)	1,284.1
Cash and cash equivalents at beginning of the year	232.1	1,413.7	129.6

Cash and cash equivalents at the end of the year	$239.0	$232.1	$1,413.7

Reference should be made to the Notes to the Condensed Financial Statements.

HUGHES ELECTRONICS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT — (concluded)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation

As discussed in Note 9 of the Notes to the Consolidated Financial Statements, the terms of the PanAmSat debt and credit facilities restrict PanAmSat from transferring funds to Hughes Electronics Corporation (“Hughes”) in the form of cash dividends, loans or advances. In the parent company only financial statements, Hughes’ investment in subsidiaries is stated at cost, net of equity in earnings (losses) of subsidiaries, since the date of formation/acquisition. Thus, Hughes’ interest in the net assets of PanAmSat, which totals about $3.0 billion as of December 31, 2002, is included in “Investments in Subsidiaries” in the accompanying Condensed Balance Sheets of the parent company. The parent company only financial statements should be read in conjunction with Hughes’ consolidated financial statements.

On June 11, 2002, Hughes contributed to its wholly-owned subsidiary, DIRECTV Holdings LLC (“DIRECTV”), certain programming contracts that it acquired from United States Satellite Broadcasting Company, Inc. in May 1999. On January 1, 2002, Hughes contributed the net assets of its Hughes Network Systems division to its wholly-owned subsidiary, Hughes Network Systems, Inc. (“HNS”). These transactions were accounted for as the transfer of net assets by entities under common control. Accordingly, the parent company financial statements have been prepared as if the transferred net assets had been contributed to DIRECTV and HNS, respectively, prior to the earliest period presented.

NOTE 2: Loans Receivable from Subsidiaries

Loans receivable from subsidiaries include $1,913.8 million and $315.5 million receivable from DIRECTV Latin America, LLC (“DLA”) at December 31, 2002 and 2001, respectively, and $1,721.3 million receivable from PanAmSat at December 31, 2001. The loans receivable from DLA bear interest at rates ranging from 4.25% to 12.61%. The loan receivable from PanAmSat was repaid in full in February 2002.

NOTE 3: Credit Facilities

See Note 9 of the Notes to the Consolidated Financial Statements.

NOTE 4: Contingencies

See Note 21 of the Notes to the Consolidated Financial Statements.

NOTE 5: Preferred Stocks

See Note 17 of the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2002
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(113.6)	$(161.2)	$(70.7	)a	$243.1	b	$(102.4)
Net investment in sales-type leases (for doubtful receivables)	(5.7)	(5.0)	—		—		(10.7)
Inventories (principally for obsolescence of service parts)	(27.1)	(14.5)	(1.9	)d	9.0	c	(34.5)

Total Allowances Deducted from Assets	$(146.4)	$(180.7)	$(72.6)		$252.1		$(147.6)

For the Year Ended December 31, 2001
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(88.3)	$(188.8)	$(72.4	)a	$235.9	b	$(113.6)
Net investment in sales-type leases (for doubtful receivables)	(10.3)	—	—		4.6	b	(5.7)
Inventories (principally for obsolescence of service parts)	(34.8)	(7.6)	—		15.3	c	(27.1)

Total Allowances Deducted from Assets	$(133.4)	$(196.4)	$(72.4)		$255.8		$(146.4)

For the Year Ended December 31, 2000
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(92.9)	$(207.9)	$(77.9	)a	$290.4	b	$(88.3)
Net investment in sales-type leases (for doubtful receivables)	(10.3)	—	—		—		(10.3)
Inventories (principally for obsolescence of service parts)	(113.5)	(26.0)	—		104.7	c	(34.8)

Total Allowances Deducted from Assets	$(216.7)	$(233.9)	$(77.9)		$395.1		$(133.4)

a.	Primarily reflects the recovery of accounts previously written-off and increases resulting from acquisitions.
b.	Primarily relates to accounts written-off.
c.	Relates to obsolete parts and/or discontinued product lines written-off and reduction in reserves based on physical inventory adjustments.
d.	Primarily relates to purchase accounting adjustments.

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HUGHES ELECTRONICS CORPORATION (Registrant)
Date: March 10, 2003
	By:	/s/ HARRY J. PEARCE
Harry J. Pearce (Chairman of the Board of Directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 10th day of March 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ HARRY J. PEARCE (Harry J. Pearce)	Chairman of the Board of Directors

/s/ JACK A. SHAW (Jack A. Shaw)	Director, President and Chief Executive Officer	}	Principal Executive Officer

/s/ MICHAEL J. GAINES (Michael J. Gaines)	Vice President and Chief Financial Officer	}	Principal Financial Officer

/s/ PATRICK T. DOYLE (Patrick T. Doyle)	Vice President, Treasurer and Controller	}	Principal Accounting Officer

/s/ JAMES M. CORNELIUS (James M. Cornelius)	Director

/s/ JOHN M. DEVINE (John M. Devine)	Director

/s/ PETER A. LUND (Peter A. Lund)	Director

/s/ ECKHARD PFEIFFER (Eckhard Pfeiffer)	Director

/s/ ALFRED C. SIKES (Alfred C. Sikes)	Director

/s/ JOHN F. SMITH, JR. (John F. Smith, Jr.)	Director

/s/ BERNEE D.L. STROM (Bernee D.L. Strom)	Director

/s/ G. RICHARD WAGONER, JR. (G. Richard Wagoner, Jr.)	Director

* * * * *

HUGHES ELECTRONICS CORPORATION

CERTIFICATIONS

I, Jack A. Shaw, Director, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Hughes Electronics Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

By	/s/ JACK A. SHAW
Jack A. Shaw Director, President and Chief Executive Officer

HUGHES ELECTRONICS CORPORATION

CERTIFICATIONS

I, Michael J. Gaines, Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Hughes Electronics Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

By	/s/ MICHAEL J. GAINES
Michael J. Gaines Vice President and Chief Financial Officer