Form 10-Q
period 2003-03-31
HUGHES ELECTRONICS CORP
filed 2003-05-08
CIK 944868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of April 11, 2003, there were 1,207,518,237 shares of the registrant’s $0.01 par value common stock and 274,373,316 shares of the registrant’s $0.01 par value Class B common stock outstanding.

The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

HUGHES ELECTRONICS CORPORATION

HUGHES ELECTRONICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND

AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Dollars in Millions)
Revenues
Direct broadcast, leasing and other services	$2,081.8	$1,844.6
Product sales	145.5	180.2

Total Revenues	2,227.3	2,024.8

Operating Costs and Expenses, Exclusive of Depreciation and Amortization Expenses Shown Separately Below
Broadcast programming and other costs	1,061.7	905.7
Cost of products sold	143.0	173.0
Selling, general and administrative expenses	717.6	781.6
Depreciation and amortization	263.1	252.2

Total Operating Costs and Expenses	2,185.4	2,112.5

Operating Profit (Loss)	41.9	(87.7)
Interest income	6.2	4.3
Interest expense	(80.5)	(76.3)
Reorganization expense	(6.9)	—
Other, net	(28.1)	(41.6)

Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	(67.4)	(201.3)
Income tax benefit	24.2	76.5
Minority interests in net earnings of subsidiaries	(7.4)	(6.7)

Loss from continuing operations before cumulative effect of accounting change	(50.6)	(131.5)
Loss from discontinued operations, net of taxes	(0.3)	(24.9)

Loss before cumulative effect of accounting change	(50.9)	(156.4)
Cumulative effect of accounting change, net of taxes	—	(681.3)

Net Loss	(50.9)	(837.7)
Preferred stock dividends	—	(24.1)

Loss Used for Computation of Available Separate Consolidated Net Income (Loss)	$(50.9)	$(861.8)

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors Class H Common Stock outstanding (in millions) (Numerator)	989.8	877.6
Average Class H dividend base (in millions) (Denominator)	1,381.9	1,301.2
Available Separate Consolidated Net Income (Loss)	$(36.5)	$(581.2)

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$2,962.2	$1,128.6
Accounts and notes receivable, net of allowances of $111.4 and $102.4	1,126.0	1,133.9
Contracts in process	123.8	165.9
Inventories	290.1	230.3
Deferred income taxes	84.6	97.7
Prepaid expenses and other	889.4	900.0

Total Current Assets	5,476.1	3,656.4
Satellites, net	4,912.2	4,922.6
Property, net	1,966.4	2,017.4
Goodwill, net	5,775.2	5,775.2
Intangible Assets, net	626.2	644.7
Net Investment in Sales-type Leases	155.8	161.9
Investments and Other Assets	762.3	706.9

Total Assets	$19,674.2	$17,885.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,150.2	$1,039.0
Deferred revenues	173.2	166.4
Short-term borrowings and current portion of long-term debt	45.1	727.8
Accrued liabilities and other	1,185.6	1,269.9

Total Current Liabilities	2,554.1	3,203.1
Long-Term Debt	4,969.7	2,390.0
Other Liabilities and Deferred Credits	1,132.3	1,178.4
Deferred Income Taxes	530.2	581.2
Commitments and Contingencies
Minority Interests	563.7	555.3
Stockholder’s Equity
Capital stock and additional paid-in capital	10,152.4	10,151.8
Convertible preferred stock, Series B	914.1	914.1
Retained earnings (deficit)	(1,078.0)	(1,027.1)

Subtotal Stockholder’s Equity	9,988.5	10,038.8

Accumulated Other Comprehensive Loss Minimum pension liability adjustment	(32.3)	(32.3)
Accumulated unrealized losses on securities and derivatives	(4.7)	(3.3)
Accumulated foreign currency translation adjustments	(27.3)	(26.1)

Accumulated other comprehensive loss	(64.3)	(61.7)

Total Stockholder’s Equity	9,924.2	9,977.1

Total Liabilities and Stockholder’s Equity	$19,674.2	$17,885.1

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Dollars in Millions)
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$294.3	$95.5

Cash Flows From Investing Activities
Investment in companies	(10.8)	—
Purchase of short-term investments	(46.5)	—
Expenditures for property	(74.1)	(140.6)
Expenditures for satellites	(113.4)	(205.3)
Proceeds from sale of investments	3.8	—
Proceeds from insurance claims	—	173.7

Net Cash Used in Investing Activities	(241.0)	(172.2)

Cash Flows From Financing Activities
Net decrease in short-term borrowings	(509.9)	(877.5)
Long-term debt borrowings	2,625.0	1,800.0
Repayment of long-term debt	(218.1)	(182.4)
Debt issuance costs	(61.8)	(54.6)
Stock options exercised	1.1	0.7
Preferred stock dividends paid to General Motors	—	(23.4)
Payment of Raytheon settlement	—	(134.2)

Net Cash Provided by Financing Activities	1,836.3	528.6

Net cash provided by continuing operations	1,889.6	451.9
Net cash used in discontinued operations	(56.0)	(38.2)

Net increase in cash and cash equivalents	1,833.6	413.7
Cash and cash equivalents at beginning of the period	1,128.6	700.1

Cash and cash equivalents at end of the period	$2,962.2	$1,113.8

Supplemental Cash Flow Information
Interest paid	$94.3	$69.7
Income taxes paid (refunded)	1.1	(4.6)

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRIC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Hughes Electronics Corporation (“Hughes”) is a wholly-owned subsidiary of General Motors Corporation (“GM”). GM Class H common stock tracks the financial performance of Hughes.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Hughes’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2003 and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Beginning in the third quarter of 2002, Hughes changed the classification of certain subscriber acquisition costs. The costs of free programming and the costs of installation and hardware subsidies for subscribers added through DIRECTV’s direct sales program are now included as part of “Broadcast programming and other costs” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) rather than in “Selling, general and administrative expenses” where they had previously been reported. Prior period amounts have been reclassified to conform to the current period presentation.

Beginning in the first quarter of 2003, Hughes no longer allocates general corporate expenses to its subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

Note 2. Accounting Changes and New Accounting Standards

Stock-Based Compensation

Beginning in the first quarter of 2003, Hughes adopted the fair value based method of accounting for stock-based employee compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” Hughes elected to follow the prospective method of adoption, which will result in the recognition of fair value based compensation cost in the consolidated statements of operations for stock options and other stock-based awards granted to employees on or after January 1, 2003. Stock options and other stock-based awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in the consolidated statements of operations.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards:

	Three Months Ended March 31,
	2003	2002
	(Dollars in Millions)
Loss used for computation of available separate consolidated net income (loss), as reported	$(50.9)	$(861.8)
Less: Stock compensation cost, net of taxes, included above	0.8	1.0
Add: Assumed stock compensation costs, net of taxes, under the fair value based method	(32.9)	(58.1)

Pro forma loss used for computation of available separate consolidated net income (loss)	$(83.0)	$(918.9)

The pro forma amounts for compensation cost are not necessarily indicative of the amounts that would be reported in future periods.

Variable Interest Entities

On February 1, 2003, Hughes adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity (“VIE”) where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. An entity is deemed a VIE, if by intention, the equity investment at risk by the investor is insufficient to permit the VIE to finance its activities without additional subordinated financial support, and under certain other circumstances. The determination as to whether an investment is an investment in a VIE is based on the circumstances on the date of investment or when certain events occur that would indicate a potential change in a previous determination.

For investments in VIEs made before February 1, 2003, Hughes will follow the provisions of FIN 46, as required, beginning on July 1, 2003. The application of this standard on July 1, 2003 could result in the consolidation of certain affiliates which were previously accounted for under the equity method of accounting. Hughes has identified the partially-owned local operating companies (“LOC’s”) providing DIRECTV® programming services in Venezuela and Puerto Rico, of which Hughes owns 19.5% and 40.0%, respectively, as potential VIEs. Hughes currently accounts for these investments under the equity method of accounting and reflects approximately 75.0% of their net income or loss in Hughes’ consolidated statements of operations due to the accumulation of net losses in excess of the other investors’ investments. If consolidation of these LOC’s occur as described above, such application of FIN 46 would be reflected as a cumulative effect of accounting change in the consolidated statements of operations. Hughes has not yet determined the impact this standard will have on its consolidated results of operations or financial position, if any.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Accounting for Costs Associated with Exit or Disposal Activities

Hughes adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003. SFAS No. 146 generally requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this standard did not have a significant impact on Hughes’ consolidated results of operations or financial position.

Goodwill and Other Intangible Assets

Hughes adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 required that Hughes perform step one of a two-part transitional impairment test to compare the fair value of each reportable unit with its respective carrying value, including goodwill. If the carrying value exceeded the fair value, step two of the transitional impairment test was required to measure the amount of the impairment loss, if any. SFAS No. 142 also required that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations,” and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

In the first quarter of 2002, Hughes completed the required transitional impairment test for intangible assets with indefinite lives, which consisted of Federal Communications Commission licenses for direct-to-home broadcasting frequencies (“Orbital Slots”), and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002.

In the second quarter of 2002, with the assistance of an independent valuation firm, Hughes completed step one of the transitional impairment test to determine whether a potential impairment existed for goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the carrying values of the DIRECTV Latin America businesses (“DLA”) and DIRECTV Broadband, Inc. (“DIRECTV Broadband”) exceeded their fair values, therefore requiring step two of the impairment test be performed.

Hughes completed step two of the impairment test for DLA and DIRECTV Broadband in the fourth quarter of 2002 as required by SFAS No. 142. Step two of the transitional test required the comparison of the fair value of the reporting unit goodwill with the carrying value of that goodwill. As a result of completing step two, Hughes determined that the carrying value of reporting unit goodwill exceeded the fair value of that goodwill and that $631.8 million and $107.9 million representing all of the goodwill recorded at DLA and DIRECTV Broadband, respectively, was impaired. Hughes also recorded a $16.0 million charge representing its share of the goodwill impairment of an equity method investee. Therefore, Hughes recorded a cumulative effect of accounting change, net of taxes, of $681.3 million ($755.7 million pre-tax) as of January 1, 2002 in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss).

Other

Hughes adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” on January 1, 2003. SFAS No. 145 eliminates

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the requirement to present gains and losses on the early extinguishment of debt as an extraordinary item, and resolves accounting inconsistencies for certain lease modifications. The adoption of this standard had no impact on Hughes’ consolidated results of operations or financial position.

New Accounting Standard

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. Hughes has not yet determined the impact this new EITF issue will have on its consolidated results of operations or financial position, if any.

Note 3. Inventories

Major Classes of Inventories

	March 31, 2003	December 31, 2002
	(Dollars in Millions)
Productive material and supplies	$32.8	$34.7
Work in process	171.5	111.2
Finished goods	120.4	118.9
Provision for excess or obsolete inventory	(34.6)	(34.5)

Total	$290.1	$230.3

Note 4. Intangible Assets

Hughes had $626.2 million and $644.7 million of intangible assets at March 31, 2003 and December 31, 2002, respectively, net of accumulated amortization of $213.6 million and $195.1 million at March 31, 2003 and December 31, 2002, respectively. Intangible assets at March 31, 2003, primarily consisted of $432.3 million, net of $30.6 million of accumulated amortization, of Orbital Slots which have indefinite useful lives, and $172.8 million, net of $183.0 million of accumulated amortization, of dealer network and subscriber base intangible assets which are being amortized over their estimated remaining useful lives of 2 and 12 years, respectively.

Amortization expense for dealer network and subscriber base intangible assets at the Direct-To-Home Broadcast segment was $2.3 million and $16.2 million, respectively, for the three months ended March 31, 2003. Amortization expense in total was $1.2 million for the three months ended March 31, 2002. Estimated amortization expense in each of the next five years is as follows: $55.5 million in the remainder of 2003; $31.1 million in 2004; $9.2 million in 2005; $9.2 million in 2006; $9.2 million in 2007; and $58.6 million thereafter. The increase in amortization expense in the first quarter of 2003 compared to the first quarter of 2002 is due to the reinstatement of subscriber base and dealer network intangible asset amortization as a result of the issuance of EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” in the fourth quarter of 2002. Prior to the issuance of EITF No. 02-17 in October 2002, Hughes had reclassified its dealer network and subscriber based intangible assets to goodwill as part of the 2002 implementation of SFAS No. 142 and therefore no amortization expense was recorded in the first three quarters of 2002 for these assets.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 5. Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at March 31, 2003	March 31, 2003	December 31, 2002
		(Dollars in Millions)
Short-term borrowings	4.31%—16.00%	$17.9	$21.5
Current portion of long-term debt	4.31%— 4.83%	27.2	706.3

Total short-term borrowings and current portion of long-term debt		$45.1	$727.8

Long-Term Debt

	Interest Rates at March 31, 2003	March 31, 2003	December 31, 2002
		(Dollars in Millions)
Notes payable	6.13%—8.50%	$2,750.0	$1,550.0
Credit facilities	4.31%—5.07%	2,225.0	1,506.3
Other debt	5.03%—12.37%	21.9	40.0

Total debt		4,996.9	3,096.3
Less current portion		27.2	706.3

Total long-term debt		$4,969.7	$2,390.0

Notes Payable and Credit Facilities

Notes Payable.    On February 28, 2003, DIRECTV Holdings LLC (“DIRECTV”), a wholly-owned subsidiary of Hughes, issued $1.4 billion in senior notes due in 2013 in a Rule 144A private placement transaction. The ten-year senior notes are unsecured indebtedness guaranteed by all of DIRECTV’s domestic subsidiaries and bear interest at 8.375%. Principal on the notes is payable upon maturity, while interest is payable semi-annually beginning September 15, 2003.

In February 2002, PanAmSat Corporation (“PanAmSat”), an approximately 81% owned subsidiary of Hughes, completed an $800.0 million Rule 144A private placement notes offering, which were exchanged for registered notes in November 2002. These unsecured notes bear interest at an annual rate of 8.5%, payable semi-annually and mature in 2012.

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The $200.0 million five-year notes were repaid in January 2003. The outstanding principal balances and interest rates for the seven, ten, and thirty-year notes as of March 31, 2003 were $275.0 million at 6.125%, $150.0 million at 6.375% and $125.0 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a new secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured with the new bank facility by substantially all of PanAmSat’s assets, including its satellites.

Credit Facilities.    On March 6, 2003, DIRECTV entered into a $1,675.0 million senior secured credit facility. The senior secured credit facility is comprised of a $375.0 million Term Loan A,

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of which $175.0 million was outstanding at March 31, 2003, a $1,050.0 million Term Loan B, which was fully drawn as of March 31, 2003, and a $250.0 million revolving credit facility, which was undrawn at March 31, 2003. The senior secured credit facility is secured by substantially all of DIRECTV’s assets and guaranteed by all of DIRECTV’s domestic subsidiaries. All borrowings under the senior secured credit facility initially bear interest at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) plus 3.50% (4.83% at March 31, 2003). The revolving credit facility and the Term Loan A each have terms of five years and the Term Loan B matures in 2010. Principal payments under the Term Loan A are due in varying amounts from 2004 to 2008. Principal payments under the Term Loan B are due primarily in 2008 to 2010. DIRECTV distributed to Hughes $2.56 billion of net proceeds from the senior secured credit facility and the sale of senior notes, described above. That distribution enabled Hughes to repay the $506.3 million outstanding principal balance plus accrued interest under a prior credit agreement, which was then terminated. The $200.0 million undrawn portion of the Term Loan A is expected to be drawn by DIRECTV by December 2003, and those proceeds may be distributed to Hughes as well. The revolving portion of the senior secured credit facility is available to DIRECTV to fund working capital and other requirements.

In February 2002, PanAmSat entered into a bank facility in the amount of $1,250.0 million. The bank facility is comprised of a $250.0 million revolving credit facility, which was undrawn as of March 31, 2003, a $300.0 million Tranche A Term Loan and a $700.0 million Tranche B Term Loan, both of which were fully drawn as of March 31, 2003. This bank facility replaced a previously existing $500.0 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus 3.0%. The Tranche B Term Loan bears interest at LIBOR plus 3.5%. The revolving credit facility and Tranche A Term Loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably by substantially all of PanAmSat’s assets, including its satellites. PanAmSat repaid a $1,725.0 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and notes payable described above, as well as existing cash balances.

PanAmSat’s bank facility requires that PanAmSat obtain the consent of the lenders prior to the consummation of The News Corporation Limited (“News Corp.”) transactions. PanAmSat has initiated the process for obtaining the consent, however, no assurances can be given that the consent will be obtained. Failure to obtain the consent would constitute an event of default under the facility.

Other.    $39.8 million in other short-term and long-term debt, related primarily to DLA and Hughes Network Systems, Inc.’s international subsidiaries, was outstanding at March 31, 2003, bearing fixed and floating rates of interest of 4.31% to 16.00%. Principal on these borrowings is due in varying amounts through 2007.

DIRECTV and PanAmSat are required to maintain certain financial covenants and are also subject to restrictive covenants under their borrowings. These covenants limit DIRECTV’s and PanAmSat’s ability to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new businesses. If DIRECTV or PanAmSat fails to comply with their respective covenants, all or a portion of their borrowings could become immediately payable. At March 31, 2003, DIRECTV and PanAmSat were in compliance with all such covenants.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of March 31, 2003, restricted cash of $45.7 million was included as part of “Prepaid expenses and other” on the Consolidated Balance Sheets. This cash was deposited to secure certain letters of credit and obligations of Hughes’ majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

Hughes’ notes payable and credit facilities mature as follows: $17.9 million in the remainder of 2003; $94.9 million in 2004; $407.7 million in 2005; $138.6 million in 2006; $184.2 million in 2007; and $4,171.5 million thereafter.

Note 6. Comprehensive Income (Loss)

Hughes’ total comprehensive loss was as follows:

	Three Months Ended March 31,
	2003	2002
	(Dollars in Millions)
Net loss	$(50.9)	$(837.7)
Other comprehensive loss:
Foreign currency translation adjustments	(1.2)	(1.4)
Unrealized losses on securities and derivatives:
Unrealized holding losses	(1.1)	(16.2)
Less: reclassification adjustment for gains recognized during the period	(0.3)	—

Other comprehensive loss	(2.6)	(17.6)

Total comprehensive loss	$(53.5)	$(855.3)

Note 7. Available Separate Consolidated Net Income (Loss)

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

In addition, the denominator used in determining the ASCNI of Hughes may be adjusted from time to time as deemed appropriate by the GM Board of Directors (“GM Board”) under the GM Restated Certificate of Incorporation, as amended, to reflect the following: (i) subdivisions and combinations of the GM Class H common stock and stock dividends payable in shares of GM Class H common stock to holders of GM Class H common stock; (ii) the fair market value of contributions of cash or property by GM to Hughes, or of cash or property of GM to or for the benefit of employees of Hughes for employee benefit plans or arrangements of GM, Hughes or other GM subsidiaries; (iii) the contribution of shares of capital stock of GM to or for the benefit of employees of Hughes or its subsidiaries for benefit plans or arrangements of GM, Hughes or other GM subsidiaries; (iv) payments made by Hughes to GM of amounts applied to the repurchase by GM of shares of GM Class H common stock, so long as the GM Board has approved the repurchase and GM applied the payment to the repurchase; and (v) the repurchase by Hughes of shares of GM Class H common stock that are no longer outstanding, so long as the GM Board approved the repurchase.

Shares of Class H common stock delivered by GM in connection with the award of such shares to employees and the exercise of stock options by employees of Hughes increase the numerator and denominator of the fraction referred to above. From time to time, in anticipation of exercises of stock options, Hughes may purchase Class H common stock on the open market. Upon purchase, these shares are retired and therefore decrease the numerator and denominator of the fraction referred to above.

On March 12, 2003, GM contributed 149.2 million shares of GM Class H common stock to certain of its U.S. employee benefit plans, increasing the number of shares of GM Class H common stock outstanding. The contribution increased the amount of GM Class H common stock held by GM’s employee benefit plans to approximately 331 million shares, and reduced GM’s retained economic interest in Hughes to approximately 19.9% from 30.7%.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth comparative information regarding GM Class H common stock and the GM Class H dividend base for the three months ended March 31:

	2003	2002
	(Shares in Millions)
GM Class H Common Stock Outstanding
Shares at January 1	958.3	877.5
Shares issued for stock options exercised	—	0.3
Shares contributed by GM to certain of its U.S. employee benefit plans	149.2	—

Shares at March 31	1,107.5	877.8

Weighted average number of shares of GM Class H common stock outstanding (Numerator)	989.8	877.6

GM Class H Dividend Base
GM Class H dividend base at January 1	1,381.9	1,301.1
Increase for stock options exercised	—	0.3

GM Class H dividend base at March 31	1,381.9	1,301.4

Weighted average GM Class H dividend base (Denominator)	1,381.9	1,301.2

Note 8. DLA LLC Reorganization

On March 18, 2003, DIRECTV Latin America, LLC (“DLA LLC”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). The filing does not include any of DLA LLC’s operating companies in Latin America and the Caribbean, which will continue regular operations. DLA LLC continues to manage its business as a debtor-in-possession (“DIP”). As a DIP, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of its Chapter 11 petition, DLA LLC obtained Bankruptcy Court orders that, among other things, authorized DLA LLC to pay certain pre-petition obligations related to employee wages and benefits and to take certain actions where such payments or actions will benefit its estate or preserve the going concern value of the business enterprise, thereby enhancing the prospects of reorganization.

Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by DLA LLC at the filing date are stayed and other pre-petition contractual obligations may not be enforced against DLA LLC. In addition, DLA LLC has the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties to rejected executory contracts may file claims with the Bankruptcy Court. As of March 31, 2003, the Bankruptcy Court has approved DLA LLC’s rejection of certain programming contracts with estimated remaining minimum payments totaling $767.8 million at the time of rejection. DLA LLC no longer broadcasts the programming related to rejected contracts.

Hughes has agreed to provide a senior secured DIP financing facility in an amount of up to $300 million to supplement DLA LLC’s existing cash flow and help ensure that vendors, programmers, employees and other parties receive payment for services provided after the filing of DLA LLC’s Chapter 11 petition. Pursuant to interim orders, DLA LLC may borrow up to $35 million, subject to the

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

terms of the loan documents. Assuming the final approval of the DIP financing, an additional $265 million of the DIP financing would become available to DLA LLC, subject to the terms of the loan documents.

Due to material uncertainties, it is not possible to predict the length of time DLA LLC will operate under Chapter 11 protection, the outcome of the proceedings in general, whether DLA LLC will continue to operate under its current organizational structure, or the effect of the proceedings on DLA LLC’s business and the Chapter 11 recovery by creditors and equity holders of DLA LLC.

Hughes’ Consolidated Balance Sheets as of March 31, 2003 include liabilities subject to compromise of DLA LLC of approximately $156.5 million. Additional liabilities subject to compromise may arise subsequent to the filing date of the Chapter 11 petition resulting from, among other things, rejection of executory contracts, including certain programming contracts, and allowance by the Bankruptcy Court of contingent claims and other disputed amounts. On April 17, 2003, DLA LLC filed with the Bankruptcy Court schedules setting forth DLA LLC’s assets and liabilities as of the date of the petition as reflected in DLA LLC’s records. The amounts of claims filed by DLA LLC’s creditors could differ significantly from the scheduled amounts.

Reorganization expense shown in Hughes’ consolidated statements of operations includes the costs incurred to file the bankruptcy petition, ongoing related legal and consulting costs, and other charges related to the reorganization. As DLA LLC estimates allowed claims for amounts not previously recognized as liabilities subject to compromise, DLA LLC expects to record the accrual of such amounts as reorganization expense in accordance with SFAS No. 5, “Accounting for Contingencies.” Such expense could be material in amount. Because of the inherent uncertainty of the bankruptcy process, the timing of the recording of such claims cannot be determined. Adjustments of liabilities to their reorganization values, as determined by the Bankruptcy Court, will also be reflected in reorganization expense. Hughes expects to retain control of DLA LLC upon emergence from Chapter 11 and therefore expects to continue to consolidate DLA LLC.

For the quarter ended March 31, 2003, DLA LLC had revenues of $101.7 million and net loss of $118.7 million. Net loss includes reorganization expense of $6.9 million.

As of March 31, 2003, DLA LLC had approximately $803.8 million in assets, consisting principally of accounts receivable amounting to $642.7 million principally from LOC’s, net fixed assets of $63.9 million and cash of $7.1 million. Liabilities subject to compromise as of March 31, 2003 totaled $1,537.8 million, which includes $1,381.3 million of unsecured debt obligations owed to Hughes.

Note 9. Discontinued Operations

On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, Hughes recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During the first quarter of 2003, there were payments and adjustments of $11.5 million and $13.8 million related to employee severance benefits and contract

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

termination payments, respectively. As of March 31, 2003, $9.8 million related to accruals for employee severance benefits and $4.8 million related to contract termination payments were remaining.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of DIRECTV Broadband have been excluded from Hughes’ results from continuing operations for all periods presented herein. Alternatively, the financial results for DIRECTV Broadband are presented in Hughes’ Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled “Loss from discontinued operations, net of taxes” and the net cash flows are presented in the Condensed Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

Summarized financial information for DIRECTV Broadband is as follows:

	Three Months Ended March 31,
	2003	2002
	(Dollars in Millions)
Revenues	$6.5	$13.6
Loss from discontinued operations, net of income tax benefit of $0.2 and $15.3	(0.3)	(24.9)

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Selected information for Hughes’ operating segments are reported as follows:

	Direct- To-Home Broadcast	Satellite Services	Network Systems	Other	Eliminations	Total
	(Dollars in Millions)
For the Three Months Ended:
March 31, 2003
External Revenues	$1,840.7	$165.5	$205.9	$15.2	—	$2,227.3
Intersegment Revenues	7.2	34.3	41.5	—	$(83.0)	—

Total Revenues	$1,847.9	$199.8	$247.4	$15.2	$(83.0)	$2,227.3

Operating Profit (Loss)	$38.3	$76.3	$(39.8)	$(31.1)	$(1.8)	$41.9
Add: Depreciation and amortization	173.0	72.3	17.6	0.8	(0.6)	263.1

EBITDA (1)	$211.3	$148.6	$(22.2)	$(30.3)	$(2.4)	$305.0

March 31, 2002
External Revenues	$1,626.7	$164.3	$225.4	$8.4	—	$2,024.8
Intersegment Revenues	3.7	42.8	17.4	—	$(63.9)	—

Total Revenues	$1,630.4	$207.1	$242.8	$8.4	$(63.9)	$2,024.8

Operating Profit (Loss)	$(164.0)	$57.1	$(48.5)	$65.5	$2.2	$(87.7)
Add: Depreciation and amortization	143.1	94.0	18.0	1.1	(4.0)	252.2

EBITDA (1)	$(20.9)	$151.1	$(30.5)	$66.6	$(1.8)	$164.5

As of:
March 31, 2003
Goodwill, net	$2,888.5	$2,238.7	$2.4	$645.6	—	$5,775.2
Intangible Assets, net	605.2	—	—	21.0	—	626.2
December 31, 2002
Goodwill, net	$2,888.5	$2,238.7	$2.4	$645.6	—	$5,775.2
Intangible Assets, net	623.7	—	—	21.0	—	644.7

(1)	EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management uses EBITDA to evaluate the operating performance of Hughes and its business segments, to allocate resources and capital to its business segments and as a measure of performance for incentive compensation purposes. Hughes believes EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. Multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. Hughes management believes that EBITDA is a common measure used to compare Hughes’ operating performance and enterprise value to other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements consisting of interest payments of $94.3 million and $69.7 million for the three months ended March 31, 2003 and 2002, respectively. As a result, EBITDA does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following represents a reconciliation of EBITDA to reported Net Loss on the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss):

	Three Months Ended March 31,
	2003	2002
	(Dollars in Millions)
EBITDA	$305.0	$164.5
Depreciation and amortization	263.1	252.2

Operating Profit (Loss)	41.9	(87.7)
Interest income	6.2	4.3
Interest expense	(80.5)	(76.3)
Reorganization expense	(6.9)	—
Other, net	(28.1)	(41.6)

Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	(67.4)	(201.3)
Income tax benefit	24.2	76.5
Minority interest in net earnings of subsidiaries	(7.4)	(6.7)

Loss from continuing operations before cumulative effect of accounting change	(50.6)	(131.5)
Loss from discontinued operations, net of taxes	(0.3)	(24.9)

Loss before cumulative effect of accounting change	(50.9)	(156.4)
Cumulative effect of accounting change, net of taxes	—	(681.3)

Net Loss	$(50.9)	$(837.7)

Note 11. Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for a dispute resolution process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest at a rate of 9.5% from the date of sale, the total amount of which has been provided for in Hughes’ consolidated financial statements. However, Boeing has submitted additional proposed adjustments, which are being resolved through the dispute resolution process. As of March 31, 2003, approximately $670 million of proposed adjustments remain unresolved. Hughes is contesting the matter in the arbitration process, which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. The final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated results of operations and financial position.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2003. After discussion with counsel representing Hughes in those actions, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated results of operations and financial position.

Other Contingencies

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

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its ability to provide service. Where insurance costs related to known satellite anomalies are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $539.5 million and the book value of the satellites that were not insured was $1,022.4 million at March 31, 2003.

In May 2003, the insurance policies covering nine of PanAmSat’s satellites will expire. PanAmSat is currently negotiating renewal policies for these satellites. Upon the expiration of the existing insurance policies, there can be no assurance that PanAmSat will be able to procure new insurance for its satellites. In addition, new satellite insurance may only be available with higher premiums, higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims, additional satellite health-related policy exclusions, or other terms which may make such insurance commercially unreasonable. Accordingly, PanAmSat may elect to discontinue insuring certain satellites. An uninsured failure of one or more of PanAmSat’s satellites could have a material adverse effect on Hughes’ consolidated results of operations and financial position. In addition, higher premiums on insurance policies will increase costs, thereby reducing operating income by the amount of such increased premiums.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for Galaxy XI and PAS-1R for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and PanAmSat expects that both of these satellites will continue to serve these customers. The insurance policies for these satellites total approximately $289 million and $345 million, respectively, and both include a salvage provision for PanAmSat to share 10% of future

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

revenues from these satellites with their respective insurers if the proof of loss is accepted. The availability and use of the proceeds from these insurance claims are restricted by the agreements governing PanAmSat’s debt obligations. No assurances can be made that the proof of loss with respect to these two satellites will be accepted by the insurers. PanAmSat is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to PanAmSat, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, PanAmSat currently expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time. Hughes currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

In the first quarter of 2003, PanAmSat and the manufacturer of the Galaxy VIII-iR satellite terminated the Galaxy VIII-iR satellite construction contract by mutual agreement. As of March 31, 2003, PanAmSat had a receivable due from the satellite manufacturer of $69.5 million. PanAmSat expects to collect this receivable in December 2003. In addition, PanAmSat has agreed with the Galaxy VIII-iR launch vehicle provider to defer the use of the launch to a future satellite.

Hughes is contingently liable under letters of credit and bonds in the aggregate amount of $60.7 million which were undrawn at March 31, 2003, and DLA LLC has guaranteed $3.0 million of bank debt related to non-consolidated LOC’s, which is due in varying amounts through 2005. Additionally, DLA LLC may be required to repurchase Grupo Clarín S.A.’s (“Clarin”) 3.98% interest in DLA LLC for $195 million in November 2003. In the first quarter of 2003, Clarin notified DLA LLC that it believes that DLA LLC’s decision to initiate discussions to address DLA LLC’s financial and operational challenges has caused DLA LLC to be responsible immediately to purchase Clarin’s equity interest in DLA LLC. DLA LLC has filed a motion to reject its obligation under this contract as part of its reorganization proceedings. See Note 8 for additional information regarding DLA LLC’s reorganization.

The Hughes Board of Directors has approved several benefit plans designed to provide benefits for the retention of about 217 key employees and also provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs. Upon a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed if an employee is identified for termination. A total of up to about $107 million for retention benefits will be paid, with approximately 50% paid at the time of a change-in-control and 50% paid up to 12 months following the date of a change-in-control. The amount of severance benefits to be paid will be based upon decisions that will be made relating to employee layoffs, if any, following the date of a change-in-control. In addition, as of March 31, 2003, approximately 21.2 million employee stock options to purchase shares of GM Class H common stock will vest upon a qualifying change-in-control and up to an additional 8.4 million employee stock options could vest if employees are laid off within one year of a change-in-control. The successful completion of the News Corp. transactions would be considered a change-in-control for purposes of these benefits.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 12. Subsequent Events

News Corporation Transactions

On April 9, 2003, GM, Hughes and News Corp. announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes from GM and the simultaneous sale of GM’s approximately 19.9% economic interest in Hughes to News Corp. for $14 per share, or approximately $3.8 billion. GM would receive at least $3.1 billion in cash with the remainder payable in News Corp. preferred American Depositary Shares (“News Corp. ADSs”) and/or cash at News Corp.’s election. News Corp. would acquire an additional 14.1% stake in Hughes from the holders of GM Class H common stock through a mandatory exchange of a portion of their Hughes common stock received in the split-off, which would provide News Corp. with a total of 34% of the outstanding capital stock of Hughes. In addition, GM would receive a cash dividend from Hughes of $275 million in connection with the transactions. Hughes expects to pay this dividend using available cash balances.

Under the terms of the proposed transactions, holders of GM Class H common stock would first exchange their shares for Hughes common stock on a share-for-share basis in the split-off, followed immediately by an exchange of approximately 17.6% of the Hughes common stock they receive in the split-off for approximately $14 per share in News Corp. ADSs and/or cash. The number of News Corp. ADSs payable to GM and Hughes common stockholders, based on a fixed-price of $14 per Hughes share, will be adjusted within a collar range of 20% above or below the News Corp. ADS price of $22.40. This mandatory exchange of about 17.6% of the shares of Hughes common stock for News Corp. ADSs and/or cash would be taxable to the Hughes common stockholders at the time. The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended.

Hughes will cease to be a member of the GM consolidated group for federal income tax purposes upon the completion of the Hughes split-off. Pursuant to the amended income tax allocation agreement between GM and Hughes, Hughes will carry forward its federal income tax attributes that have not been utilized by the GM consolidated group to the extent permitted by the Internal Revenue Code. Hughes will be compensated by GM for its net operating losses, if any, at a rate of 24%. To the extent Hughes’ federal income tax attributes, including net operating losses, have been utilized by the GM consolidated group, Hughes will be compensated by GM following separation with the maximum compensation from GM limited to approximately $75 million.

If the transactions are completed, Rupert Murdoch, chairman and chief executive officer of News Corp., would become chairman of Hughes, and Chase Carey, who is currently serving as an advisor to News Corp., would become president and chief executive officer of Hughes. Eddy Hartenstein, Hughes’ senior executive vice president, would be named vice chairman of Hughes. Hughes would have 11 directors, the majority of whom would be independent directors.

The transactions are subject to a number of conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission approvals, approval by a majority of each class of GM stockholders—GM $1- 2/3 and GM Class H—voting both as separate classes and together as a single class and a favorable ruling from the Internal Revenue Service that the split-off of Hughes from GM would be tax-free to GM and its stockholders for U.S. federal income tax purposes. No assurances can be given that the approvals will be obtained or the transactions will be completed. The

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the transactions.

In response to the announcement of the transactions, the customers and strategic partners of Hughes may delay or defer decisions, which could have a material adverse effect on Hughes’ businesses, regardless of whether the transactions are ultimately completed. Similarly, current and prospective employees of Hughes may experience uncertainty about their future roles with Hughes upon completion of the transactions, which may materially adversely affect Hughes’ ability to attract and retain key management, sales, marketing and technical personnel.

Hughes Equity Recapitalization

During April 2003, the Hughes Board of Directors approved the reclassification of the outstanding Hughes Series B convertible preferred stock into Hughes Class B common stock of equivalent value, and a subsequent stock split of Hughes common stock and Hughes Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all outstanding Hughes capital stock, approved the reclassification. Shortly thereafter, GM converted some of its Hughes common stock into an equivalent number of shares of Hughes Class B common stock. As a result of these transactions, Hughes currently has 1,207,518,237 shares of Hughes common stock and 274,373,316 shares of Hughes Class B common stock issued and outstanding, all of which are owned by GM. The terms of the Hughes common stock and Hughes Class B common stock are identical in all respects (with the exception of provisions regarding stock-on-stock dividends) and, at the option of the holder, the Hughes common stock may be converted at any time into Hughes Class B common stock and vice versa. These transactions had no impact on the outstanding number of shares of GM Class H common stock or the Class H dividend base. In connection with the News Corp. transactions, GM Class H common stock will be exchanged for Hughes common stock, and the Hughes Class B common stock will be sold by GM to News Corp. Immediately after the completion of the News Corp. transactions, all of the shares of Hughes Class B common stock held by News Corp. will be converted into Hughes common stock.

* * *

HUGHES ELECTRONICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SUMMARY DATA

	Three Months Ended March 31,
	2003	2002
	(Dollars in Millions) (Unaudited)
Consolidated Statements of Operations Data:
Total revenues	$2,227.3	$2,024.8
Total operating costs and expenses	2,185.4	2,112.5

Operating profit (loss)	41.9	(87.7)
Other expenses, net	(109.3)	(113.6)
Income tax benefit	24.2	76.5
Minority interests in net earnings of subsidiaries	(7.4)	(6.7)

Loss from continuing operations before cumulative effect of accounting change	(50.6)	(131.5)
Loss from discontinued operations, net of taxes	(0.3)	(24.9)

Loss before cumulative effect of accounting change	(50.9)	(156.4)
Cumulative effect of accounting change, net of taxes	—	(681.3)

Net loss	(50.9)	(837.7)
Preferred stock dividends	—	(24.1)

Loss Used for Computation of Available Separate Consolidated Net Income (Loss)	$(50.9)	$(861.8)

	March 31, 2003 (Unaudited)	December 31, 2002
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,962.2	$1,128.6
Total current assets	5,476.1	3,656.4
Total assets	19,674.2	17,885.1
Total current liabilities	2,554.1	3,203.1
Long-term debt	4,969.7	2,390.0
Minority interests	563.7	555.3
Convertible preferred stock, Series B	914.1	914.1
Total stockholder’s equity	9,924.2	9,977.1

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA — (continued)

	Three Months Ended March 31,
	2003	2002
	(Dollars in Millions)
	(Unaudited)
Other Data:
Operating Profit (Loss)	$41.9	$(87.7)
Add: Depreciation and amortization	263.1	252.2

EBITDA(1)	$305.0	$164.5

Operating Profit Margin	1.9%	N/A
EBITDA Margin(1)	13.7%	8.1%
Capital expenditures	$187.5	$345.9
Cash flows from operating activities	294.3	95.5
Cash flows from investing activities	(241.0)	(172.2)
Cash flows from financing activities	1,836.3	528.6

(1)	EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA margin is calculated by dividing EBITDA by total revenues. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes management uses EBITDA to evaluate the operating performance of Hughes and its business segments, to allocate resources and capital to its business segments and as a measure of performance for incentive compensation purposes. Hughes believes EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. Multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. Hughes management believes that EBITDA is a common measure used to compare Hughes’ operating performance and enterprise value to other communications, entertainment and media service providers. EBITDA does not give effect to cash used for debt service requirements consisting of interest payments of $94.3 million and $69.7 million for the three months ended March 31, 2003 and 2002, respectively. As a result, EBITDA does not reflect funds available for investment in the business of Hughes, dividends or other discretionary uses. EBITDA and EBITDA margin as presented herein may not be comparable to similarly titled measures reported by other companies.

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA — (concluded)

Selected Segment Data

	Direct-To-Home Broadcast	Satellite Services	Network Systems	Eliminations and Other	Total
	(Dollars in Millions) (Unaudited)

For the Three Months Ended:
March 31, 2003
Total Revenues	$1,847.9	$199.8	$247.4	$(67.8)	$2,227.3
% of Total Revenue	83.0%	9.0%	11.1%	(3.1%)	100.0%
Operating Profit (Loss)	$38.3	$76.3	$(39.8)	$(32.9)	$41.9
Add: Depreciation and amortization	173.0	72.3	17.6	0.2	263.1

EBITDA	$211.3	$148.6	$(22.2)	$(32.7)	$305.0

Operating Profit Margin	2.1%	38.2%	N/A	N/A	1.9%
EBITDA Margin	11.4%	74.4%	N/A	N/A	13.7%
Capital Expenditures	$73.2	$33.1	$54.1	$27.1	$187.5

March 31, 2002
Total Revenues	$1,630.4	$207.1	$242.8	$(55.5)	$2,024.8
% of Total Revenue	80.5%	10.2%	12.0%	(2.7%)	100.0%
Operating Profit (Loss)	$(164.0)	$57.1	$(48.5)	$67.7	$(87.7)
Add: Depreciation and amortization	143.1	94.0	18.0	(2.9)	252.2

EBITDA	$(20.9)	$151.1	$(30.5)	$64.8	$164.5

Operating Profit Margin	N/A	27.6%	N/A	N/A	N/A
EBITDA Margin	N/A	73.0%	N/A	N/A	8.1%
Capital Expenditures	$124.6	$74.0	$128.3	$19.0	$345.9

HUGHES ELECTRONICS CORPORATION

The following management’s discussion and analysis should be read in conjunction with the Hughes Electronics Corporation (“Hughes”) management’s discussion and analysis included in Hughes’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2003 and all other Hughes filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

This Quarterly Report may contain certain statements that Hughes believes are, or may be considered to be, “forward-looking statements,” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause Hughes’ actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, but are not limited to, economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, including political, economic and social uncertainties in many Latin American countries in which the Latin America DIRECTV businesses (“DLA”) operate, potential adverse effects of the DIRECTV Latin America, LLC (“DLA LLC”) Chapter 11 bankruptcy proceedings, foreign currency exchange rates, ability to obtain export licenses, competition, the outcome of legal proceedings, ability to achieve cost reductions, ability to timely perform material contracts, ability to renew programming contracts under favorable terms, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, loss of uninsured satellites, ability of customers to obtain financing, Hughes’ ability to access capital to maintain its financial flexibility and the effects of the strategic transactions that General Motors Corporation (“GM”) and Hughes have entered into as discussed below.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report and Hughes undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

News Corporation Transactions

On April 9, 2003, GM, Hughes and The News Corporation Limited (“News Corp.”) announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes from GM and the simultaneous sale of GM’s approximately 19.9% economic interest in Hughes to News Corp. for $14 per share, or approximately $3.8 billion. GM would receive at least $3.1 billion in cash with the remainder payable in News Corp. preferred American Depositary Shares (“News Corp. ADSs”) and/or cash at News Corp.’s election. News Corp. would acquire an additional 14.1% stake in Hughes from the holders of GM Class H common stock through a mandatory exchange of a portion of their Hughes common stock received in the split-off, which would provide News Corp. with a total of 34% of the outstanding capital stock of Hughes. In addition, GM would receive a cash dividend from Hughes of $275 million in connection with the transactions. Hughes expects to pay this dividend using available cash balances.

Under the terms of the proposed transactions, holders of GM Class H common stock would first exchange their shares for Hughes common stock on a share-for-share basis in the split-off, followed immediately by an exchange of approximately 17.6% of the Hughes common stock they receive in the

HUGHES ELECTRONICS CORPORATION

split-off for approximately $14 per share in News Corp. ADSs and/or cash. The number of News Corp. ADSs payable to GM and Hughes common stockholders, based on a fixed-price of $14 per Hughes share, will be adjusted within a collar range of 20% above or below the News Corp. ADS price of $22.40. This mandatory exchange of about 17.6% of the shares of Hughes common stock for News Corp. ADSs and/or cash would be taxable to the Hughes common stockholders at the time. The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended.

Hughes will cease to be a member of the GM consolidated group for federal income tax purposes upon the completion of the Hughes split-off. Pursuant to the amended income tax allocation agreement between GM and Hughes, Hughes will carry forward its federal income tax attributes that have not been utilized by the GM consolidated group to the extent permitted by the Internal Revenue Code. Hughes will be compensated by GM for its net operating losses, if any, at a rate of 24%. To the extent Hughes’ federal income tax attributes, including net operating losses, have been utilized by the GM consolidated group, Hughes will be compensated by GM following separation with the maximum compensation from GM limited to approximately $75 million.

If the transactions are completed, Rupert Murdoch, chairman and chief executive officer of News Corp., would become chairman of Hughes, and Chase Carey, who is currently serving as an advisor to News Corp., would become president and chief executive officer of Hughes. Eddy Hartenstein, Hughes’ senior executive vice president, would be named vice chairman of Hughes. Hughes would have 11 directors, the majority of whom would be independent directors.

The transactions are subject to a number of conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission approvals, approval by a majority of each class of GM stockholders—GM $1- 2/3 and GM Class H—voting both as separate classes and together as a single class and a favorable ruling from the Internal Revenue Service that the split-off of Hughes from GM would be tax-free to GM and its stockholders for U.S. federal income tax purposes. No assurances can be given that the approvals will be obtained or the transactions will be completed. The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the transactions.

In response to the announcement of the transactions, the customers and strategic partners of Hughes may delay or defer decisions, which could have a material adverse effect on Hughes’ businesses, regardless of whether the transactions are ultimately completed. Similarly, current and prospective employees of Hughes may experience uncertainty about their future roles with Hughes upon completion of the transactions, which may materially adversely affect Hughes’ ability to attract and retain key management, sales, marketing and technical personnel.

General

Business Overview

The continuing operations of Hughes are comprised of the following segments: Direct-To-Home Broadcast, Satellite Services and Network Systems. Hughes’ business segments are described in more detail below, including a discussion of significant transactions affecting the comparability of operating results for the three months ended March 31, 2003 and 2002.

HUGHES ELECTRONICS CORPORATION

On February 28, 2003, DIRECTV Broadband, Inc. (“DIRECTV Broadband”) completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of DIRECTV Broadband have been excluded from Hughes’ results from continuing operations for all periods presented herein. Alternatively, the financial results for DIRECTV Broadband are presented in Hughes’ Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled “Loss from discontinued operations, net of taxes” and the net cash flows are presented in the Condensed Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.” See further discussion of this item in “Discontinued Operations” below.

Direct-To-Home Broadcast Segment

The Direct-To-Home Broadcast segment consists primarily of the DIRECTV® digital satellite direct-to-home television services located in the United States and Latin America.

The DIRECTV U.S. business represents the results of DIRECTV Holdings LLC and its consolidated subsidiaries. DIRECTV U.S. is the largest provider of direct broadcast satellite television services in the United States, with 11.4 million subscribers as of March 31, 2003.

On June 4, 2002, DIRECTV, Inc., a wholly-owned subsidiary of DIRECTV Holdings LLC, and General Electric Capital Corporation (“GECC”) executed an agreement to settle, for $180 million, a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV programming and related hardware. As a result, in 2002 DIRECTV, Inc. increased its provision for loss related to this matter by $130 million, of which $56 million was recorded as a charge to “Selling, general and administrative expenses” in the first quarter of 2002 and $74 million ($27 million in the first quarter of 2002 and $47 million in the second quarter of 2002) was recorded as a charge to “Interest expense.”

The Direct-To-Home Broadcast segment also includes the operating results of DLA. DLA includes DLA LLC, Hughes’ 74.7% owned subsidiary that provides DIRECTV programming to local operating companies (“LOC’s”) located in Latin America and the Caribbean basin. DLA also includes the LOC’s that are the exclusive distributors of DIRECTV in Mexico, Brazil, Argentina, Colombia, Trinidad and Tobago and Uruguay; and SurFin Ltd., a company that provides financing of subscriber receiver equipment to certain DLA LOC’s. The non-operating results of DLA include Hughes’ share of the results of unconsolidated LOC’s that are the exclusive distributors of DIRECTV in Venezuela and Puerto Rico and are included in “Other, net.” Hughes records 100% of the net losses incurred by DLA LLC and certain other consolidated LOC’s due to the accumulation of net losses in excess of the minority investors’ investment and Hughes’ continued funding of those businesses.

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) in order to address its financial and operational challenges. The filing does not include any of DLA LLC’s operating companies in Latin America and the Caribbean, which will continue regular operations. See “DLA LLC Reorganization” below for additional information.

Satellite Services Segment

The Satellite Services segment represents the results of PanAmSat Corporation (“PanAmSat”), Hughes’ approximately 81% owned subsidiary. PanAmSat is a leading provider of video, broadcasting and network services via satellite. PanAmSat leases transponder capacity on its satellites, and is the

HUGHES ELECTRONICS CORPORATION

distribution platform for the delivery of entertainment and information to cable television systems, television broadcast affiliates, direct-to-home television operators, Internet service providers, telecommunications companies and other corporations and governments. PanAmSat provides satellite services to its customers primarily through long-term operating lease contracts for the full or partial use of satellite transponder capacity. From time to time, and in response to customer demand, PanAmSat sells transponders to customers through outright sales and sales-type lease transactions.

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

Network Systems Segment

The Network Systems segment represents the results of Hughes Network Systems, Inc. (“HNS”), which is a leading supplier of broadband satellite services and products to both enterprises and consumers through its DIRECWAY® services. HNS designs, manufactures and installs advanced networking solutions for businesses worldwide using very small aperture terminals. HNS is also a leading supplier of DIRECTV® receiving equipment (set-top boxes and dishes).

As a result of operating losses incurred over the last several years and the high cash requirements for subscriber acquisition costs, HNS does not currently intend to increase the subscriber base aggressively for the DIRECWAY consumer business.

Other

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

Beginning in the third quarter of 2002, Hughes changed the classification of certain subscriber acquisition costs. The costs of free programming and the costs of installation and hardware subsidies for subscribers added through DIRECTV’s direct sales program are now included as part of “Broadcast programming and other costs” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) rather than in “Selling, general and administrative expenses” where they had previously been reported. Prior period amounts have been reclassified to conform to the current period presentation.

Beginning in the first quarter of 2003, Hughes no longer allocates general corporate expenses to its subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues.    Revenues for the first quarter of 2003 increased 10.0% to $2,227.3 million, compared with $2,024.8 million for the first quarter of 2002. The increase in revenues resulted primarily from

HUGHES ELECTRONICS CORPORATION

$217.5 million of higher revenues in the Direct-To-Home Broadcast segment from the addition of new DIRECTV subscribers and higher average monthly revenue per subscriber (“ARPU”) in the United States. ARPU represents average monthly revenue per subscriber and is calculated by dividing average monthly revenues for the period by average DIRECTV owned and operated subscribers for the period.

Operating Costs and Expenses.    Operating costs and expenses increased to $2,185.4 million for the first quarter of 2003 from $2,112.5 million for the first quarter of 2002. Broadcast programming and other costs increased by $156.0 million in the first quarter of 2003 from the same period in 2002 due to higher costs at the Direct-To-Home Broadcast segment resulting from higher programming costs associated with the increase in subscribers and programming rate increases. Costs of products sold decreased by $30.0 million in the first quarter of 2003 from the first quarter of 2002 primarily due to lower sales in the Carrier businesses at the Network Systems segment. Selling, general and administrative expenses decreased by $64.0 million during the first quarter of 2003 compared to the same period in 2002 due primarily to lower expenses resulting from cost saving initiatives and a $56 million loss recorded for the GECC dispute in 2002, partially offset by the $95 million net gain recorded in 2002 for the NASA claim. Depreciation and amortization increased by $10.9 million during the first quarter of 2003 compared to the first quarter of 2002.

EBITDA.    EBITDA is defined as operating profit (loss), plus depreciation and amortization. EBITDA margin is calculated by dividing EBITDA by total revenues. A description of EBITDA and a reconciliation of EBITDA to reported operating profit (loss), the most directly comparable financial measure under accounting principles generally accepted in the United States, is provided in the “Summary Data” above.

EBITDA for the first quarter of 2003 was $305.0 million and EBITDA margin was 13.7%, compared to EBITDA of $164.5 million and EBITDA margin of 8.1% for the first quarter of 2002. The increase in EBITDA and EBITDA margin resulted from the additional profit resulting from the higher revenues at the Direct-To-Home Broadcast segment, reduced expenses resulting from cost saving initiatives and the $56 million loss recorded for the GECC dispute in 2002, partially offset by the $95 million net gain recorded in 2002 for the NASA claim.

Operating Profit (Loss).    The operating profit for the first quarter of 2003 was $41.9 million and operating profit margin was 1.9%, compared to an operating loss of $87.7 million for the first quarter of 2002. The improvement in operating profit and operating profit margin resulted from the additional margins from the higher revenues at the Direct-To-Home Broadcast segment, reduced expenses resulting from cost saving initiatives and the $56 million loss recorded for the GECC dispute in 2002, partially offset by the $95 million net gain recorded in 2002 for the NASA claim.

Interest Income and Expense.    Interest income increased to $6.2 million for the first quarter of 2003 compared to interest income of $4.3 million for the same period of 2002. Interest expense increased to $80.5 million for the first quarter of 2003 from $76.3 million for the first quarter of 2002. The increase in interest expense resulted from higher average outstanding borrowings and a higher weighted average interest rate in 2003 partially offset by the $27 million of interest recorded in connection with the GECC dispute in the first quarter of 2002. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”

Reorganization Expense.    Reorganization expense for the first quarter of 2003 was $6.9 million. Reorganization expense includes legal and consulting costs incurred by DLA LLC related to its bankruptcy proceedings. See “DLA LLC Reorganization” below for additional information.

HUGHES ELECTRONICS CORPORATION

Other, Net.    Other, net decreased to a loss of $28.1 million for the first quarter of 2003 from a loss of $41.6 million for the same period of 2002. Other, net for the first quarter of 2003 resulted primarily from $22.6 million of equity method investee losses. Other, net for the first quarter of 2002 resulted primarily from a $29.0 million charge recorded for a loan guarantee obligation related to a Hughes affiliate in India and $10.2 million of equity method investee losses.

Income Taxes.    Hughes recognized an income tax benefit of $24.2 million for the first quarter of 2003 compared to $76.5 million for the first quarter of 2002. The lower tax benefit for the first quarter of 2003 was primarily due to lower pre-tax losses.

Loss from Continuing Operations Before Cumulative Effect of Accounting Change.    Hughes reported a loss before cumulative effect of accounting change of $50.6 million for the first quarter of 2003 compared to $131.5 million for the same period of 2002.

Loss from Discontinued Operations.    On February 28, 2003, Hughes completed the shut down of DIRECTV Broadband. As a result, DIRECTV Broadband has been reported as a discontinued operation in the consolidated financial statements, and its revenues, operating costs and expenses and other non-operating results are excluded from the continuing operating results of the Direct-To-Home Broadcast segment for all periods presented herein. The loss from discontinued operations, net of taxes, was $0.3 million and $24.9 million for the first quarter of 2003 and 2002, respectively.

Cumulative Effect of Accounting Change.    Hughes adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The adoption of this standard resulted in the discontinuation of amortization of goodwill and intangible assets with indefinite lives. In accordance with the transition provisions of SFAS No. 142, on January 1, 2002 Hughes recorded a one-time after-tax charge of $681.3 million related to the initial impairment test as a cumulative effect of accounting change. See “Accounting Changes” below for additional information.

Direct-To-Home Broadcast Segment

Direct-To-Home Broadcast segment revenues for the first quarter of 2003 increased 13.3% to $1,847.9 million from $1,630.4 million for the first quarter of 2002. The Direct-To-Home Broadcast segment had positive EBITDA of $211.3 million for the first quarter of 2003 compared with negative EBITDA of $20.9 million for the first quarter of 2002. The operating profit for the segment was $38.3 million for first quarter of 2003 compared to an operating loss of $164.0 million for the first quarter of 2002.

United States.    Revenues for DIRECTV U.S. grew to $1,708 million of the first quarter of 2003, a 17% increase over first quarter of 2002 revenues of $1,466 million. The increase in revenues resulted primarily from the larger subscriber base in 2003 and an increase in ARPU. As of March 31, 2003, DIRECTV had approximately 11.4 million subscribers compared to about 10.5 million subscribers as of March 31, 2002. Excluding subscribers in the National Rural Telecommunications Cooperative territories, DIRECTV owned and operated subscribers totaled 9.8 million and 8.8 million at March 31, 2003 and 2002, respectively. DIRECTV added 275,000 net new owned and operated subscribers for the first quarter of 2003, compared to 350,000 net new owned and operated subscribers for the first quarter of 2002. Average monthly subscriber churn represents the monthly percentage of DIRECTV owned and operated subscribers whose service is disconnected, and is calculated by dividing the average monthly number of disconnected DIRECTV owned and operated subscribers during the period by average DIRECTV owned and operated subscribers for the period. Average monthly subscriber churn was 1.5% for the first quarter of 2003 compared to 1.6% for the first quarter of 2002. ARPU for

HUGHES ELECTRONICS CORPORATION

DIRECTV U.S. was $59.10 and $56.70 for the quarters ended March 31, 2003 and 2002, respectively. The increased ARPU was due to increased customer purchases of expanded local channel offerings and higher fees resulting from the increased number of subscribers with multiple set-top receivers.

EBITDA was $234 million for the first quarter of 2003 compared to EBITDA of $40 million for the first quarter of 2002. The operating profit for the first quarter of 2003 was $110 million compared to an operating loss of $45 million for the first quarter of 2002. The increase in EBITDA was primarily attributable to the additional profit resulting from the higher revenues discussed above, lower subscriber acquisition costs due to fewer gross subscriber acquisitions and the $56 million loss recorded for the GECC dispute in 2002, partially offset by higher retention, upgrade and other marketing costs. The change in operating loss was due to the improvement in EBITDA partially offset by a $21 million increase in depreciation expense associated with capital expenditures since March 31, 2002 and a $19 million increase in amortization expense due to the reinstatement of amortization expense related to intangible assets with indefinite lives in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-17, “Recognition of Customer Relationship Assets Acquired in a Business Combination” during the fourth quarter of 2002.

Latin America.    Revenues for DLA decreased 15% to $140 million for the first quarter of 2003 from $165 million for the first quarter of 2002. The change in revenues resulted from the devaluation of the Brazilian and Venezuelan currencies and a smaller subscriber base. Subscribers declined from about 1.64 million as of March 31, 2002 to about 1.53 million as of March 31, 2003. DLA lost approximately 54,000 net subscribers for the first quarter of 2003 compared to 32,000 net new subscriber additions for the first quarter of 2002. The decline in net subscribers for the first quarter of 2003 was primarily due to the economic turmoil following the general strike in Venezuela. ARPU was $30.10 and $33.90 for the quarters ended March 31, 2003 and 2002, respectively. The decrease in ARPU was primarily the result of the devaluation of the Brazilian and Venezuelan currencies against the U.S. dollar. Consistent with DIRECTV U.S., DLA ARPU is now calculated by dividing average monthly revenues in the period by average subscribers during the period.

EBITDA was a negative $22 million for the first quarter of 2003 compared to negative EBITDA of $61 million for the first quarter of 2002. The change in EBITDA was primarily due to the $32 million loss related to currency devaluation in 2002 and lower 2003 expenses resulting from cost saving initiatives. These improvements were partially offset by lower gross profit on the lower revenues mentioned above. DLA incurred an operating loss of $71 million in the first quarter of 2003 compared to an operating loss of $119 million in the first quarter of 2002. The decreased operating loss resulted from the improvement in EBITDA as well as a decrease in depreciation expense of $9 million.

Satellite Services Segment

Revenues for the Satellite Services segment for the first quarter of 2003 decreased $7.3 million to $199.8 million from $207.1 million for the same period in the prior year. This decline was primarily due to a termination fee received in 2002 from one of PanAmSat’s video customers.

EBITDA was $148.6 million for the first quarter of 2003, a 1.7% decrease over the first quarter 2002 EBITDA of $151.1 million. EBITDA margin for the first quarter of 2003 was 74.4% compared to 73.0% for the first quarter of 2002. The higher EBITDA margin was principally due to increased operational efficiencies and lower bad debt expense partially offset by the 2002 termination fee discussed above. The decrease in EBITDA was primarily due to the termination fee received in 2002. Also impacting the change in EBITDA and EBITDA margin were several significant items in the first quarter of 2002, including a $40 million net gain related to the settlement of the PAS-7 insurance claim,

HUGHES ELECTRONICS CORPORATION

net facilities restructuring and severance charges of $13 million and a $19 million charge to operating income for the write-off of receivables due to the conversion of several sales-type leases to operating leases by one of PanAmSat’s customers. Operating profit was $76.3 million and operating profit margin was 38.2% for the first quarter of 2003 compared to $57.1 million and 27.6% for the first quarter of 2002. The increase in operating profit and operating profit margin resulted from lower depreciation expense resulting from the Galaxy VIII-i satellite reaching full depreciation in July 2002, partially offset by the decline in EBITDA.

Network Systems Segment

Revenues for the Network Systems segment for the first quarter of 2003 increased $4.6 million to $247.4 million, compared to $242.8 million for the first quarter of 2002. The increase in revenues resulted from increased sales of DIRECTV receiving equipment, which totaled about 629,000 units for the first quarter of 2003 compared to about 430,000 units for the same period of 2002, and revenues from a larger DIRECWAY subscriber base. These increases were partially offset by decreased sales in the Carrier businesses. As of March 31, 2003, DIRECWAY had approximately 152,000 subscribers in North America compared to 111,000 as of March 31, 2002.

The Network Systems segment reported negative EBITDA of $22.2 million for the first quarter of 2003, compared to negative EBITDA of $30.5 million for the first quarter of 2002. The Network Systems segment had an operating loss of $39.8 million for the first quarter of 2003, compared to an operating loss of $48.5 million for the first quarter of 2002. The improvement in EBITDA and operating loss resulted from a lower loss in the DIRECWAY business due to improved efficiencies associated with the larger subscriber base, and a $6 million charge related to severance benefits in the first quarter of 2002.

Eliminations and Other

The elimination of revenues increased to $67.8 million for the first quarter of 2003 from $55.5 million for the first quarter of 2002. The increase was primarily due to increased shipments of DIRECTV receiving equipment from the Network Systems segment to the Direct-To-Home Broadcast segment partially offset by a decrease in transponder leasing revenues from the Satellite Services segment to the Direct-To-Home Broadcast segment.

Operating profit (loss) from Eliminations and Other decreased to an operating loss of $32.9 million for the first quarter of 2003 from an operating profit of $67.7 million for the first quarter of 2002. The decrease in operating profit resulted primarily from the $95 million net gain recorded in 2002 for the NASA claim.

Liquidity and Capital Resources

During the first quarter of 2003, Hughes’ cash and cash equivalents balance increased to $2,962.2 million. The increase in cash and cash equivalents resulted primarily from additional net borrowings of $1,897.0 million and cash provided by operations of $294.3 million partially offset by expenditures for satellites and property of $187.5 million, debt issuance costs of $61.8 million, cash used in discontinued operations of $56.0 million and the $46.5 million purchase of short-term investments. Of the $2,962.2 million cash and cash equivalents balance at March 31, 2003, $273.8 million and $619.2 million is generally available only to DIRECTV and PanAmSat, respectively.

As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at March 31, 2003 and December 31, 2002 was 2.14 and 1.14, respectively. Working capital increased by $2,468.7

HUGHES ELECTRONICS CORPORATION

million to $2,922.0 million at March 31, 2003 from working capital of $453.3 million at December 31, 2002. The change was principally due to the repayment of current debt obligations and an increase in cash balances, both of which were funded by the proceeds received from long-term borrowings that resulted from the DIRECTV financing transactions described in more detail below.

Hughes expects to have cash requirements for its continuing operations for the remainder of 2003 of about $250 million. This cash will be used primarily for capital expenditures for satellites and property, interest expense and investments in affiliated companies, including DLA. The above cash requirements do not include non-operational cash requirements such as the $275 million dividend to GM in connection with the News Corp. transactions, cash required for the shut down of the DIRECTV Broadband business and a potential purchase price adjustment payment to The Boeing Company (“Boeing”). For further discussion of the Boeing purchase price adjustment, see “Commitments and Contingencies” below. Hughes’ cash requirements are expected to be funded from a combination of existing cash balances, cash provided from operations and amounts available under credit facilities. The proceeds of the DIRECTV financing transactions described below are expected to provide sufficient liquidity to fund Hughes through cash flow breakeven.

Common Stock Dividend Policy.    Dividends may be paid on the GM Class H common stock only when, as, and if declared by GM’s Board of Directors in its sole discretion. The GM Board of Directors has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Class H common stock. Similarly, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future, with the exception of the dividend to be paid to GM in connection with the News Corp. transactions. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes.

Hughes Equity Recapitalization.    During April 2003, the Hughes Board of Directors approved the reclassification of the outstanding Hughes Series B convertible preferred stock into Hughes Class B common stock of equivalent value, and a subsequent stock split of Hughes common stock and Hughes Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all outstanding Hughes capital stock, approved the reclassification. Shortly thereafter, GM converted some of its Hughes common stock into an equivalent number of shares of Hughes Class B common stock. As a result of these transactions, Hughes currently has 1,207,518,237 shares of Hughes common stock and 274,373,316 shares of Hughes Class B common stock issued and outstanding, all of which are owned by GM. The terms of the Hughes common stock and Hughes Class B common stock are identical in all respects (with the exception of provisions regarding stock-on-stock dividends) and, at the option of the holder, the Hughes common stock may be converted at any time into Hughes Class B common stock and vice versa. These transactions had no impact on the outstanding number of shares of GM Class H common stock or the Class H dividend base. In connection with the News Corp. transactions, GM Class H common stock will be exchanged for Hughes common stock, and the Hughes Class B common stock will be sold by GM to News Corp. Immediately after the completion of the News Corp. transactions, all of the shares of Hughes Class B common stock held by News Corp. will be converted into Hughes common stock.

Cash Flow Information.    Cash provided by operating activities was $294.3 million for the first quarter of 2003, compared to cash provided by operating activities of $95.5 million for the first quarter of 2002. The increase in operating cash flows was primarily the result of the lower net loss from continuing operations in 2003 and a decrease in working capital during 2003 compared to an increase in working capital during 2002.

Cash used in investing activities was $241.0 million in the three months ended March 31, 2003, and $172.2 million for the same period in 2002. The increase in cash used in investing activities in the

HUGHES ELECTRONICS CORPORATION

first quarter of 2003 primarily resulted from $173.7 million of reduced proceeds from insurance claims and an increase of $46.5 million related to the purchase of short-term investments, of which $45.7 million represents restricted cash discussed in further detail below, partially offset by reduced expenditures for satellites and property.

Cash provided by financing activities was $1,836.3 million for the first quarter of 2003, compared to $528.6 million for the first quarter of 2002. Financing activities in 2003 include net borrowings of $1,897.0 million partially offset by debt issuance costs of $61.8 million. Financing activities in 2002 include net borrowings of $740.1 million, partially offset by the $134.2 million final payment of the Raytheon settlement, debt issuance costs of $54.6 million and the payment of preferred stock dividends to GM.

Cash used in discontinued operations was $56.0 million for the first quarter of 2003, compared to $38.2 million for the first quarter of 2002.

Notes Payable and Credit Facilities.    Notes Payable. On February 28, 2003, DIRECTV Holdings LLC (“DIRECTV”), a wholly-owned subsidiary of Hughes, issued $1.4 billion in senior notes due in 2013 in a Rule 144A private placement transaction. The ten-year senior notes are unsecured indebtedness guaranteed by all of DIRECTV’s domestic subsidiaries and bear interest at 8.375%. Principal on the notes is payable upon maturity, while interest is payable semi-annually beginning September 15, 2003.

In February 2002, PanAmSat completed an $800.0 million Rule 144A private placement notes offering, which were exchanged for registered notes in November 2002. These unsecured notes bear interest at an annual rate of 8.5%, payable semi-annually and mature in 2012.

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The $200.0 million five-year notes were repaid in January 2003. The outstanding principal balances and interest rates for the seven, ten, and thirty-year notes as of March 31, 2003 were $275.0 million at 6.125%, $150.0 million at 6.375% and $125.0 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a new secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured with the new bank facility by substantially all of PanAmSat’s assets, including its satellites.

Credit Facilities.    On March 6, 2003, DIRECTV entered into a $1,675.0 million senior secured credit facility. The senior secured credit facility is comprised of a $375.0 million Term Loan A, of which $175.0 million was outstanding at March 31, 2003, a $1,050.0 million Term Loan B, which was fully drawn as of March 31, 2003, and a $250.0 million revolving credit facility, which was undrawn at March 31, 2003. The senior secured credit facility is secured by substantially all of DIRECTV’s assets and guaranteed by all of DIRECTV’s domestic subsidiaries. All borrowings under the senior secured credit facility initially bear interest at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) plus 3.50% (4.83% at March 31, 2003). The revolving credit facility and the Term Loan A each have terms of five years and the Term Loan B matures in 2010. Principal payments under the Term Loan A are due in varying amounts from 2004 to 2008. Principal payments under the Term Loan B are due primarily in 2008 to 2010. DIRECTV distributed to Hughes $2.56 billion of net proceeds from the senior secured credit facility and the sale of senior notes, described above. That distribution enabled Hughes to repay the $506.3 million outstanding principal balance plus accrued interest under a prior credit agreement, which was then terminated. The $200 million undrawn portion of the Term Loan A is expected to be drawn by DIRECTV by December 2003, and those proceeds may be distributed to

HUGHES ELECTRONICS CORPORATION

Hughes as well. The revolving portion of the senior secured credit facility is available to DIRECTV to fund working capital and other requirements.

In February 2002, PanAmSat entered into a bank facility in the amount of $1,250.0 million. The bank facility is comprised of a $250.0 million revolving credit facility, which was undrawn as of March 31, 2003, a $300.0 million Tranche A Term Loan and a $700.0 million Tranche B Term Loan, both of which were fully drawn as of March 31, 2003. This bank facility replaced a previously existing $500.0 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus 3.0%. The Tranche B Term Loan bears interest at LIBOR plus 3.5%. The revolving credit facility and Tranche A Term Loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably by substantially all of PanAmSat’s assets, including its satellites. PanAmSat repaid a $1,725.0 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and notes payable described above, as well as existing cash balances.

PanAmSat’s bank facility requires that PanAmSat obtain the consent of the lenders prior to the consummation of the News Corp. transactions. PanAmSat has initiated the process for obtaining the consent, however, no assurances can be given that the consent will be obtained. Failure to obtain the consent would constitute an event of default under the facility.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with General Motors Acceptance Corporation (“GMAC”). The facility was subsequently amended in March 2003 and November and February 2002. The March 2003 amendment extended the commitment to March 31, 2004. The November 2002 amendment reduced the size of the facility to $1,500.0 million and provided for a commitment through August 31, 2003. The amended facility is comprised of a $1,500.0 million tranche secured by a $1,500.0 million Hughes cash deposit. Borrowings under the facility bear interest at GMAC’s cost of funds plus 0.125%. The $1,500.0 million cash deposit earns interest at a rate equivalent to GMAC’s cost of funds. Hughes has the legal right of setoff with respect to the $1,500.0 million GMAC cash deposit, and accordingly offsets it against amounts borrowed from GMAC under the $1,500.0 million tranche in the consolidated statement of financial position. The facility was fully drawn as of March 31, 2003.

Other.    $39.8 million in other short-term and long-term debt, related primarily to DLA and HNS’ international subsidiaries, was outstanding at March 31, 2003, bearing fixed and floating rates of interest of 4.31% to 16.00%. Principal on these borrowings is due in varying amounts through 2007.

DIRECTV and PanAmSat are required to maintain certain financial covenants and are also subject to restrictive covenants under their borrowings. These covenants limit DIRECTV’s and PanAmSat’s ability to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new businesses. If DIRECTV or PanAmSat fails to comply with their respective covenants, all or a portion of their borrowings could become immediately payable. At March 31, 2003, DIRECTV and PanAmSat were in compliance with all such covenants.

HUGHES ELECTRONICS CORPORATION

As of March 31, 2003, restricted cash of $45.7 million was included as part of “Prepaid expenses and other” on the Consolidated Balance Sheets. This cash was deposited to secure certain letters of credit and obligations of Hughes’ majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

Hughes’ notes payable and credit facilities mature as follows: $17.9 million in the remainder of 2003; $94.9 million in 2004; $407.7 million in 2005; $138.6 million in 2006; $184.2 million in 2007; and $4,171.5 million thereafter.

Satellite Fleet.    As of March 31, 2003, Hughes had a fleet of 29 satellites, seven owned by DIRECTV and 22 owned and operated by PanAmSat. In April 2003, PanAmSat launched a new satellite, Galaxy XII. Seven additional satellites are currently under construction, including one for DIRECTV, three for PanAmSat and three for the SPACEWAY® platform under development by HNS. Capital expenditures related to satellites totaled $113.4 million and $205.3 million for the three months ended March 31, 2003 and 2002, respectively.

Commitments and Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for a dispute resolution process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest at a rate of 9.5% from the date of sale, the total amount of which has been provided for in Hughes’ consolidated financial statements. However, Boeing has submitted additional proposed adjustments, which are being resolved through the dispute resolution process. As of March 31, 2003, approximately $670 million of proposed adjustments remain unresolved. Hughes is contesting the matter in the arbitration process, which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. The final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes’ consolidated results of operations and financial position.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. In addition to the above items, various legal actions, claims, and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2003. After discussion with counsel representing Hughes in those actions, it

HUGHES ELECTRONICS CORPORATION

is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated results of operations and financial position.

Other Contingencies

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

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its ability to provide service. Where insurance costs related to known satellite anomalies are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $539.5 million and the book value of the satellites that were not insured was $1,022.4 million at March 31, 2003.

In May 2003, the insurance policies covering nine of PanAmSat’s satellites will expire. PanAmSat is currently negotiating renewal policies for these satellites. Upon the expiration of the existing insurance policies, there can be no assurance that PanAmSat will be able to procure new insurance for its satellites. In addition, new satellite insurance may only be available with higher premiums, higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims, additional satellite health-related policy exclusions, or other terms which may make such insurance commercially unreasonable. Accordingly, PanAmSat may elect to discontinue insuring certain satellites. An uninsured failure of one or more of PanAmSat’s satellites could have a material adverse effect on Hughes’ consolidated results of operations and financial position. In addition, higher premiums on insurance policies will increase costs, thereby reducing operating income by the amount of such increased premiums.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for Galaxy XI and PAS-1R for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and PanAmSat expects that both of these satellites will continue to serve these customers. The insurance policies for these satellites total approximately $289 million and $345 million, respectively, and both include a salvage provision for PanAmSat to share 10% of future revenues from these satellites with their respective insurers if the proof of loss is accepted. The availability and use of the proceeds from these insurance claims are restricted by the agreements governing PanAmSat’s debt obligations. No assurances can be made that the proof of loss with respect to these two satellites will be accepted by the insurers. PanAmSat is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to PanAmSat, as well as planned modifications to the operation of the satellites in order to maximize

HUGHES ELECTRONICS CORPORATION

revenue generation, PanAmSat currently expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time. Hughes currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

In the first quarter of 2003, PanAmSat and the manufacturer of the Galaxy VIII-iR satellite terminated the Galaxy VIII-iR satellite construction contract by mutual agreement. As of March 31, 2003, PanAmSat had a receivable due from the satellite manufacturer of $69.5 million. PanAmSat expects to collect this receivable in December 2003. In addition, PanAmSat has agreed with the Galaxy VIII-iR launch vehicle provider to defer the use of the launch to a future satellite.

Hughes is contingently liable under letters of credit and bonds in the aggregate amount of $60.7 million which were undrawn at March 31, 2003, and DLA LLC has guaranteed $3.0 million of bank debt related to non-consolidated LOC’s, which is due in varying amounts through 2005. Additionally, DLA LLC may be required to repurchase Grupo Clarín S.A.’s (“Clarin”) 3.98% interest in DLA LLC for $195 million in November 2003. In the first quarter of 2003, Clarin notified DLA LLC that it believes that DLA LLC’s decision to initiate discussions to address DLA LLC’s financial and operational challenges has caused DLA LLC to be responsible immediately to purchase Clarin’s equity interest in DLA LLC. DLA LLC has filed a motion to reject its obligation under this contract as part of its reorganization proceedings. See “DLA LLC Reorganization” below for further discussion.

The Hughes Board of Directors has approved several benefit plans designed to provide benefits for the retention of about 217 key employees and also provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs. Upon a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed if an employee is identified for termination. A total of up to about $107 million for retention benefits will be paid, with approximately 50% paid at the time of a change-in-control and 50% paid up to 12 months following the date of a change-in-control. The amount of severance benefits to be paid will be based upon decisions that will be made relating to employee layoffs, if any, following the date of a change-in-control. In addition, as of March 31, 2003, approximately 21.2 million employee stock options to purchase shares of GM Class H common stock will vest upon a qualifying change-in-control and up to an additional 8.4 million employee stock options could vest if employees are laid off within one year of a change-in-control. The successful completion of the News Corp. transactions would be considered a change-in-control for purposes of these benefits.

Commitments

At March 31, 2003, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $589.7 million, payable as follows: $214.2 million in the remainder of 2003, $156.4 million in 2004, $98.5 million in 2005, $49.3 million in 2006, $34.3 million in 2007, and $37.0 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options.

Hughes has minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, manufacturer subsidies agreements, and telemetry, tracking and control services agreements. As of March 31, 2003, minimum payments over the terms of applicable contracts are anticipated to be approximately $3,348.3 million, payable as follows: $603.2 million in the remainder of 2003, $556.3 million in 2004, $442.7 million in 2005, $626.5 million in 2006, $727.4

HUGHES ELECTRONICS CORPORATION

million in 2007, and $392.2 million thereafter. The Bankruptcy Court has granted DLA LLC’s motion to reject certain contracts for programming commitments with remaining obligations of $767.8 million at March 31, 2003, included above. See “DLA LLC Reorganization” below for additional information.

DLA LLC Reorganization

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court. The filing does not include any of DLA LLC’s operating companies in Latin America and the Caribbean, which will continue regular operations. DLA LLC continues to manage its business as a debtor-in-possession (“DIP”). As a DIP, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of its Chapter 11 petition, DLA LLC obtained Bankruptcy Court orders that, among other things, authorized DLA LLC to pay certain pre-petition obligations related to employee wages and benefits and to take certain actions where such payments or actions will benefit its estate or preserve the going concern value of the business enterprise, thereby enhancing the prospects of reorganization.

Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by DLA LLC at the filing date are stayed and other pre-petition contractual obligations may not be enforced against DLA LLC. In addition, DLA LLC has the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties to rejected executory contracts may file claims with the Bankruptcy Court. As of March 31, 2003, the Bankruptcy Court has approved DLA LLC’s rejection of certain programming contracts with estimated remaining minimum payments totaling $767.8 million at the time of rejection. DLA LLC no longer broadcasts the programming related to rejected contracts.

Hughes has agreed to provide a senior secured DIP financing facility in an amount of up to $300 million to supplement DLA LLC’s existing cash flow and help ensure that vendors, programmers, employees and other parties receive payment for services provided after the filing of DLA LLC’s Chapter 11 petition. Pursuant to interim orders, DLA LLC may borrow up to $35 million, subject to the terms of the loan documents. Assuming the final approval of the DIP financing, an additional $265 million of the DIP financing would become available to DLA LLC, subject to the terms of the loan documents.

Due to material uncertainties, it is not possible to predict the length of time DLA LLC will operate under Chapter 11 protection, the outcome of the proceedings in general, whether DLA LLC will continue to operate under its current organizational structure, or the effect of the proceedings on DLA LLC’s business and the Chapter 11 recovery by creditors and equity holders of DLA LLC.

Hughes’ Consolidated Balance Sheets as of March 31, 2003 include liabilities subject to compromise of DLA LLC of approximately $156.5 million. Additional liabilities subject to compromise may arise subsequent to the filing date of the Chapter 11 petition resulting from, among other things, rejection of executory contracts, including certain programming contracts, and allowance by the Bankruptcy Court of contingent claims and other disputed amounts. On April 17, 2003, DLA LLC filed with the Bankruptcy Court schedules setting forth DLA LLC’s assets and liabilities as of the date of the petition as reflected in DLA LLC’s records. The amounts of claims filed by DLA LLC’s creditors could differ significantly from the scheduled amounts.

Reorganization expense shown in Hughes’ consolidated statements of operations includes the costs incurred to file the bankruptcy petition, ongoing related legal and consulting costs, and other

HUGHES ELECTRONICS CORPORATION

charges related to the reorganization. As DLA LLC estimates allowed claims for amounts not previously recognized as liabilities subject to compromise, DLA LLC expects to record the accrual of such amounts as reorganization expense in accordance with SFAS No. 5, “Accounting for Contingencies.” Such expense could be material in amount. Because of the inherent uncertainty of the bankruptcy process, the timing of the recording of such claims cannot be determined. Adjustments of liabilities to their reorganization values, as determined by the Bankruptcy Court, will also be reflected in reorganization expense. Hughes expects to retain control of DLA LLC upon emergence from Chapter 11 and therefore expects to continue to consolidate DLA LLC.

Discontinued Operations

On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, Hughes recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During the first quarter of 2003, there were payments and adjustments of $11.5 million and $13.8 million related to employee severance benefits and contract termination payments, respectively. As of March 31, 2003, $9.8 million related to accruals for employee severance benefits and $4.8 million related to contract termination payments were remaining.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what Hughes believes are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity. For a summary of all of Hughes’ accounting policies, including those discussed below, see Note 2 to the Consolidated Financial Statements included in Hughes’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 11, 2003.

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

Valuation of Goodwill and Intangible Assets with Indefinite Lives.    Hughes evaluates the carrying value of goodwill and intangible assets with indefinite lives on an annual basis, and when events and circumstances warrant such a review in accordance with SFAS No. 142, “Goodwill and Other

HUGHES ELECTRONICS CORPORATION

Intangible Assets,” which is described in “Accounting Changes,” below. Hughes uses estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Changes in estimates of discounted cash flows could result in a write-down of the asset in a future period.

Financial Instruments and Investments.    Hughes maintains investments in equity securities of unaffiliated companies. Hughes continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” Hughes considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and Hughes’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount is recognized in the consolidated statements of operations as part of “Other, net.” Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover an investment’s carrying value, thereby possibly requiring a charge in a future period.

Reserves for Doubtful Accounts.    Management estimates the amount of required reserves for the potential non-collectibility of accounts receivable based upon past experience of collection and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

Contingent Matters.    A significant amount of management estimate is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any. Estimates are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to Hughes’ consolidated results of operations and financial position.

Accounting Changes

Stock-Based Compensation

Beginning in the first quarter of 2003, Hughes adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” Hughes elected to follow the prospective method of adoption, which will result in the recognition of fair value based compensation cost in the consolidated statements of operations for stock options and other stock-based awards granted to employees on or after January 1, 2003. Stock options and other stock-based awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in the consolidated statements of operations.

Variable Interest Entities

On February 1, 2003, Hughes adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51”

HUGHES ELECTRONICS CORPORATION

(“FIN 46”). FIN 46 requires the consolidation of a variable interest entity (“VIE”) where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. An entity is deemed a VIE, if by intention, the equity investment at risk by the investor is insufficient to permit the VIE to finance its activities without additional subordinated financial support, and under certain other circumstances. The determination as to whether an investment is an investment in a VIE is based on the circumstances on the date of investment or when certain events occur that would indicate a potential change in a previous determination.

For investments in VIEs made before February 1, 2003, Hughes will follow the provisions of FIN 46, as required, beginning on July 1, 2003. The application of this standard on July 1, 2003 could result in the consolidation of certain affiliates which were previously accounted for under the equity method of accounting. Hughes has identified the partially-owned LOC’s providing DIRECTV programming services in Venezuela and Puerto Rico, of which Hughes owns 19.5% and 40.0%, respectively, as potential VIEs. Hughes currently accounts for these investments under the equity method of accounting and reflects approximately 75.0% of their net income or loss in Hughes’ consolidated statements of operations due to the accumulation of net losses in excess of the other investors’ investments. If consolidation of these LOC’s occur as described above, such application of FIN 46 would be reflected as a cumulative effect of accounting change in the consolidated statements of operations. Hughes has not yet determined the impact this standard will have on its consolidated results of operations or financial position, if any.

Accounting for Costs Associated with Exit or Disposal Activities

Hughes adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003. SFAS No. 146 generally requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this standard did not have a significant impact on Hughes’ consolidated results of operations or financial position.

Goodwill and Other Intangible Assets

Hughes adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 required that Hughes perform step one of a two-part transitional impairment test to compare the fair value of each reportable unit with its respective carrying value, including goodwill. If the carrying value exceeded the fair value, step two of the transitional impairment test was required to measure the amount of the impairment loss, if any. SFAS No. 142 also required that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations,” and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

In the first quarter of 2002, Hughes completed the required transitional impairment test for intangible assets with indefinite lives, which consisted of Federal Communications Commission licenses for direct-to-home broadcasting frequencies (“Orbital Slots”), and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002.

HUGHES ELECTRONICS CORPORATION

In the second quarter of 2002, with the assistance of an independent valuation firm, Hughes completed step one of the transitional impairment test to determine whether a potential impairment existed for goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the carrying values of DLA and DIRECTV Broadband exceeded their fair values, therefore requiring step two of the impairment test be performed.

Hughes completed step two of the impairment test for DLA and DIRECTV Broadband in the fourth quarter of 2002 as required by SFAS No. 142. Step two of the transitional test required the comparison of the fair value of the reporting unit goodwill with the carrying value of that goodwill. As a result of completing step two, Hughes determined that the carrying value of reporting unit goodwill exceeded the fair value of that goodwill and that $631.8 million and $107.9 million representing all of the goodwill recorded at DLA and DIRECTV Broadband, respectively, was impaired. Hughes also recorded a $16.0 million charge representing its share of the goodwill impairment of an equity method investee. Therefore, Hughes recorded a cumulative effect of accounting change, net of taxes, of $681.3 million ($755.7 million pre-tax) as of January 1, 2002 in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss).

Other

Hughes adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” on January 1, 2003. SFAS No. 145 eliminates the requirement to present gains and losses on the early extinguishment of debt as an extraordinary item, and resolves accounting inconsistencies for certain lease modifications. The adoption of this standard had no impact on Hughes’ consolidated results of operations or financial position.

New Accounting Standard

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. Hughes has not yet determined the impact this EITF issue will have on its consolidated results of operations or financial position, if any.

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

HUGHES ELECTRONICS CORPORATION

Hughes

On February 28, 2003, Moody’s Investor Services (“Moody’s”) withdrew Hughes’ Ba3 senior secured credit rating after Hughes’ prior credit agreement was repaid and terminated on that date. At that time, Moody’s affirmed Hughes’ Ba3 senior implied rating. The rating outlook remained stable for Hughes.

On April 9, 2003, Standard & Poor’s Ratings Services (“S&P”) affirmed its long-term corporate credit rating on Hughes of B+. At the same time, S&P revised its Credit Watch implications on Hughes from developing to positive. The rating action stemmed from the announcement of the News Corp. transactions.

DIRECTV

On April 9, 2003, Moody’s affirmed its stable outlook and Ba3 senior implied rating of DIRECTV. The ratings action followed the announcement of the News Corp. transactions. The affirmation is based upon Moody’s expectation that the acquisition will not have a material impact on the credit metrics. On February 19, 2003, Moody’s assigned to DIRECTV a Ba2 senior secured rating with respect to its senior secured credit facilities and a B1 senior unsecured rating on the $1.4 billion of senior unsecured notes. Moody’s has also assigned a Ba3 senior implied and a B2 issuer rating to DIRECTV. Moody’s assigned a stable outlook to DIRECTV’s ratings. The rating outlook presumed diminishing capital and investment requirements, combined with operating profit improvement to generate eventual free cash flow, and therefore the ratings were considered to be moderately prospective.

On February 12, 2003, S&P assigned a BB- rating on the senior secured credit facilities and a B rating on the $1.4 billion of senior unsecured notes. The ratings were placed on Credit Watch with positive implications, based on S&P’s assessment of the likelihood that Hughes or DIRECTV could be acquired by an entity with higher credit quality than Hughes.

PanAmSat

On April 9, 2003, Moody’s affirmed its stable outlook and Ba3 senior implied rating of PanAmSat. The ratings action followed the announcement of the News Corp. transactions.

On April 9, 2003, S&P affirmed its credit ratings for PanAmSat of B+ for long-term corporate credit rating, BB- for senior secured debt, and B- for senior unsecured debt. At the same time, S&P revised its Credit Watch implications on PanAmSat from developing to positive. The rating action stemmed from the announcement of the News Corp. transactions.

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

Interest Rate Risk

Hughes is subject to fluctuating interest rates, which may adversely impact its consolidated results of operations and cash flows. Hughes had outstanding debt of $5.0 billion at March 31, 2003 which

HUGHES ELECTRONICS CORPORATION

consisted of PanAmSat’s fixed rate borrowings of $1,350 million and variable rate borrowings of $1,000 million, DIRECTV’s fixed rate borrowings of $1,400 million and variable rate borrowings of $1,225 million, and various other floating and fixed rate borrowings, bearing interest at rates ranging from 4.3% to 16.0%. As of March 31, 2003, the hypothetical impact of a one percentage point increase in interest rates related to Hughes’ outstanding variable rate debt would be to increase annual interest expense by approximately $22 million.

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

HUGHES ELECTRONICS CORPORATION

PART II

ITEM 1. LEGAL PROCEEDINGS

Summarized below, for the quarter ended March 31, 2003 and through the date of this filing, are changes in material pending legal proceedings involving Hughes Electronics Corporation (“Hughes”). For further information, refer to Hughes’ Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2003, and Current Reports on Form 8-K, filed with the SEC through the date of this report.

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Hughes became, or was, a party during the quarter ended March 31, 2003 or subsequent thereto, but before the filing of this report are summarized below:

On April 11 and 14, 2003, two purported class actions (Young v. Pearce, et al.; Silverstein v. Pearce, et al.) were filed in Delaware Chancery Court on behalf of owners of GM Class H shares against Hughes, General Motors Corporation (“GM”), The News Corporation Limited (“News Corp.”) and the Hughes directors. On April 11 and 15, 2003, two purported class actions (Matcovsky, et al. v. Hughes Electronics Corporation, et al.; Brody v. Hughes Electronics Corporation, et al.) were filed in Superior Court in Los Angeles, California, against Hughes, GM and the Hughes and GM directors. The lawsuits allege that the proposed transactions involving News Corp.’s acquisition of a 34% interest in Hughes provide benefits to GM not available to all GM Class H shareholders, in violation of fiduciary duties. GM, Hughes and the director defendants believe these actions are without merit and intend to vigorously defend the lawsuits.

* * *

On March 18, 2003, DIRECTV Latin America, LLC (“DLA LLC”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). The filing does not include any of DLA LLC’s operating companies in Latin America and the Caribbean, which will continue regular operations. DLA LLC continues to manage its business as a debtor-in-possession (“DIP”). As a DIP, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of its Chapter 11 petition, DLA LLC obtained Bankruptcy Court orders that, among other things, authorized DLA LLC to pay certain pre-petition obligations related to employee wages and benefits and to take certain actions where such payments or actions will benefit its estate or preserve the going concern value of the business enterprise, thereby enhancing the prospects of reorganization.

Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by DLA LLC at the filing date are stayed and other pre-petition contractual obligations may not be enforced against DLA LLC. In addition, DLA LLC has the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties to rejected executory contracts may file claims with the Bankruptcy Court. As of March 31, 2003, the Bankruptcy Court has approved DLA LLC’s rejection of certain programming contracts with estimated remaining minimum payments totaling $767.8 million at the time of rejection. DLA LLC no longer broadcasts the programming related to rejected contracts.

Hughes has agreed to provide a senior secured DIP financing facility in an amount of up to $300 million to supplement DLA LLC’s existing cash flow and help ensure that vendors, programmers,

HUGHES ELECTRONICS CORPORATION

employees and other parties receive payment for services provided after the filing of DLA LLC’s Chapter 11 petition. Pursuant to interim orders, DLA LLC may borrow up to $35 million, subject to the terms of the loan documents. Assuming the final approval of the DIP financing, an additional $265 million of the DIP financing would become available to DLA LLC, subject to the terms of the loan documents.

Due to material uncertainties, it is not possible to predict the length of time DLA LLC will operate under Chapter 11 protection, the outcome of the proceedings in general, whether DLA LLC will continue to operate under its current organizational structure, or the effect of the proceedings on DLA LLC’s business and the Chapter 11 recovery by creditors and equity holders of DLA LLC.

At the time of the filings, DLA LLC owed to Hughes a total of $1,381.3 million of unsecured debt obligations, all of which is subject to compromise in the Chapter 11 proceeding.

* * *

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended March 31, 2003, or subsequent thereto, but before the filing of this report are summarized below:

As previously reported, Hughes has had periodic discussions with the United States Department of State (“State Department”) directed at potential settlement of administrative concerns related to past export activities with China. On December 26, 2002, the State Department issued a formal charging letter to Hughes and Boeing Satellite Systems, Inc. (“BSS”). As part of the sale of the satellite systems manufacturing businesses to The Boeing Company (“Boeing”), Hughes retained liability for certain possible fines and penalties and certain financial consequences of debarment or suspension that could be imposed by the State Department in connection with this matter. Hughes and BSS have now settled this matter through execution of a Consent Agreement with the State Department and a separate agreement among Hughes, BSS and Boeing. The Consent Agreement requires the payment of a fine in the aggregate amount of $20 million ($5 million of which is to be reimbursed to Hughes by BSS) to be paid in 8 equal installments over 7 years, which was provided for in Hughes’ consolidated financial statements as of December 31, 2002, a commitment by Hughes to spend $2 million over 5 years on internal export compliance, and various improvements in Hughes’ export program. The State Department has agreed that there will be no suspension or debarment for either company as part of the settlement. This resolves all outstanding government action related to the China matters and all claims among Boeing, BSS and Hughes related to these matters.

* * *

HUGHES ELECTRONICS CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number		Exhibit Name	Page No.

2.1	*

Stock Purchase Agreement, dated as of April 9, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hughes Electronics Corporation filed April 14, 2003 (the “April 14, 2003 8-K”))

2.2	*

Agreement and Plan of Merger, dated as of April 9, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, and GMH Merger Sub, Inc. (incorporated by reference to Exhibit 99.3 to the April 14, 2003 8-K)

2.3	*	Separation Agreement, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.4 to the April 14, 2003 8-K)

3.1	**	Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation, dated as of April 4, 2003

4.1	**

Indenture, dated as of February 28, 2003, by and among DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and the Bank of New York as Trustee

4.2	**	Form of 8.375% Senior Notes due 2013 (included in Exhibit 4.1 hereto)

4.3	**

Registration Rights Agreement, dated as of February 28, 2003, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Goldman, Sachs & Co. and Salomon Smith Barney Inc., as Initial Purchasers

10.1	**	Third Amendment to Revolving Credit Agreement between Hughes Electronics Corporation and General Motors Acceptance Corporation, dated as of March 27, 2003

10.2	**

Credit Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Citicorp North America, Inc., Credit Suisse First Boston and Goldman Sachs Credit Partners L.P., as Co-Documentation Agents

10.3	**

Security Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC, as Assignors, and Deutsche Bank Trust Company Americas, as Collateral Agent

HUGHES ELECTRONICS CORPORATION

Exhibit Number		Exhibit Name	Page No.

10.4	**

Pledge Agreement dated as of March 6, 2003 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Pledgors, and Deutsche Bank Trust Company Americas, as Collateral Agent

10.5	**

Subsidiaries Guaranty, dated as of March 6, 2003, by and among DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC in favor of Deutsche Bank Trust Company Americas, as Administrative Agent

99.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	*

Form of Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation ((to be adopted at close of the News Corporation Transactions) (incorporated by reference to Exhibit 99.5 to the April 14, 2003 8-K))

*	Incorporated by reference.
**	Filed herewith.

(b) REPORTS ON FORM 8-K.

Three reports on Form 8-K dated January 15, 2003, March 3, 2003 and March 19, 2003, reporting matters under Item 5, Other Events, were filed during the quarter ended March 31, 2003. Three reports on Form 8-K dated January 9, 2003, February 12, 2003 and February 27, 2003 were submitted to the Securities and Exchange Commission during the quarter ended March 31, 2003, reporting matters under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 9 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, those reports into a filing under the Securities Act or the Securities Exchange Act.

* * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUGHES ELECTRONICS CORPORATION (Registrant)
Date May 7, 2003
	By	/S/ MICHAEL J. GAINES
Michael J. Gaines Senior Vice President and Chief Financial Officer

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

Date: May 7, 2003

By	/s/ JACK A. SHAW
Jack A. Shaw Director, President and Chief Executive Officer

HUGHES ELECTRONICS CORPORATION

CERTIFICATIONS

I, Michael J. Gaines, Senior Vice President and Chief Financial Officer, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

By	/s/ MICHAEL J. GAINES
Michael J. Gaines Senior Vice President and Chief Financial Officer

HUGHES ELECTRONICS CORPORATION

EXHIBIT INDEX

Exhibit Number		Exhibit Name	Page No.

2.1	*

Stock Purchase Agreement, dated as of April 9, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hughes Electronics Corporation filed April 14, 2003 (the “April 14, 2003 8-K”))

2.2	*

Agreement and Plan of Merger, dated as of April 9, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, and GMH Merger Sub, Inc. (incorporated by reference to Exhibit 99.3 to the April 14, 2003 8-K)

2.3	*	Separation Agreement, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.4 to the April 14, 2003 8-K)

3.1	**	Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation, dated as of April 4, 2003

4.1	**

Indenture, dated as of February 28, 2003, by and among DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and the Bank of New York as Trustee

4.2	**	Form of 8.375% Senior Notes due 2013 (included in Exhibit 4.1 hereto)

4.3	**

Registration Rights Agreement, dated as of February 28, 2003, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Goldman, Sachs & Co. and Salomon Smith Barney Inc., as Initial Purchasers

10.1	**	Third Amendment to Revolving Credit Agreement between Hughes Electronics Corporation and General Motors Acceptance Corporation, dated as of March 27, 2003

10.2	**

Credit Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Citicorp North America, Inc., Credit Suisse First Boston and Goldman Sachs Credit Partners L.P., as Co-Documentation Agents

10.3	**

Security Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC, as Assignors, and Deutsche Bank Trust Company Americas, as Collateral Agent

HUGHES ELECTRONICS CORPORATION

Exhibit Number		Exhibit Name	Page No.

10.4	**

Pledge Agreement dated as of March 6, 2003 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Pledgors, and Deutsche Bank Trust Company Americas, as Collateral Agent

10.5	**

Subsidiaries Guaranty, dated as of March 6, 2003, by and among DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC in favor of Deutsche Bank Trust Company Americas, as Administrative Agent

99.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	*

Form of Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation ((to be adopted at close of the News Corporation Transactions) (incorporated by reference to Exhibit 99.5 to the April 14, 2003 8-K))

*	Incorporated by reference.
**	Filed herewith.