Form 10-Q
period 2003-06-30
HUGHES ELECTRONICS CORP
filed 2003-08-08
CIK 944868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 7, 2003, there were 1,207,518,237 shares of the registrant’s $0.01 par value common stock and 274,373,316 shares of the registrant’s $0.01 par value Class B common stock outstanding.

The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

HUGHES ELECTRONICS CORPORATION

HUGHES ELECTRONICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND

AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Revenues
Direct broadcast, leasing and other services	$2,186.1	$1,986.6	$4,267.9	$3,831.2
Product sales	184.6	205.7	330.1	385.9

Total Revenues	2,370.7	2,192.3	4,598.0	4,217.1

Operating Costs and Expenses, Exclusive of Depreciation and Amortization Expenses Shown Separately Below
Broadcast programming and other costs	1,075.3	1,080.1	2,137.0	1,985.8
Cost of products sold	169.8	184.7	312.8	357.7
Selling, general and administrative expenses	720.9	775.9	1,438.5	1,557.5
Depreciation and amortization	264.7	250.3	527.8	502.5

Total Operating Costs and Expenses	2,230.7	2,291.0	4,416.1	4,403.5

Operating Profit (Loss)	140.0	(98.7)	181.9	(186.4)
Interest income	15.7	7.4	21.9	11.7
Interest expense	(84.2)	(121.4)	(164.7)	(197.7)
Reorganization expense	(4.1)	—	(11.0)	—
Other, net	(10.5)	8.9	(38.6)	(32.7)

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	56.9	(203.8)	(10.5)	(405.1)
Income tax (expense) benefit	(20.5)	77.5	3.7	154.0
Minority interests in net earnings of subsidiaries	(7.4)	(3.5)	(14.8)	(10.2)

Income (loss) from continuing operations before cumulative effect of accounting change	29.0	(129.8)	(21.6)	(261.3)
Loss from discontinued operations, net of taxes	(7.4)	(25.3)	(7.7)	(50.2)

Income (loss) before cumulative effect of accounting change	21.6	(155.1)	(29.3)	(311.5)
Cumulative effect of accounting change, net of taxes	—	—	—	(681.3)

Net Income (Loss)	21.6	(155.1)	(29.3)	(992.8)
Preferred stock dividends	—	(22.8)	—	(46.9)

Earnings (Loss) Used for Computation of Available Separate Consolidated Net Income (Loss)	$21.6	$(177.9)	$(29.3)	$(1,039.7)

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors Class H Common Stock outstanding (in millions) (Numerator)	1,107.8	884.0	1,048.8	880.8
Average Class H dividend base (in millions) (Denominator)	1,382.1	1,307.6	1,382.0	1,304.4
Available Separate Consolidated Net Income (Loss)	$17.3	$(120.3)	$(22.2)	$(702.1)

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$3,185.4	$1,128.6
Accounts and notes receivable, net of allowances of $115.9 and $102.4	1,061.6	1,133.9
Contracts in process	117.6	165.9
Inventories	297.3	230.3
Deferred income taxes	88.7	97.7
Prepaid expenses and other	825.4	900.0

Total Current Assets	5,576.0	3,656.4
Satellites, net	4,884.1	4,922.6
Property, net	1,906.4	2,017.4
Goodwill, net	5,777.5	5,775.2
Intangible Assets, net	607.7	644.7
Net Investment in Sales-type Leases	149.6	161.9
Investments and Other Assets	757.5	706.9

Total Assets	$19,658.8	$17,885.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,021.7	$1,039.0
Deferred revenues	156.6	166.4
Short-term borrowings and current portion of long-term debt	62.7	727.8
Accrued liabilities and other	1,320.8	1,269.9

Total Current Liabilities	2,561.8	3,203.1
Long-Term Debt	4,946.1	2,390.0
Other Liabilities and Deferred Credits	1,086.1	1,178.4
Deferred Income Taxes	512.3	581.2
Commitments and Contingencies
Minority Interests	576.7	555.3
Stockholder’s Equity
Common stock and additional paid-in capital	11,081.9	10,151.8
Convertible preferred stock, Series B	—	914.1
Retained earnings (deficit)	(1,056.4)	(1,027.1)

Subtotal Stockholder’s Equity	10,025.5	10,038.8

Accumulated Other Comprehensive Loss Minimum pension liability adjustment	(32.3)	(32.3)
Accumulated unrealized gains (losses) on securities and derivatives	8.0	(3.3)
Accumulated foreign currency translation adjustments	(25.4)	(26.1)

Accumulated other comprehensive loss	(49.7)	(61.7)

Total Stockholder’s Equity	9,975.8	9,977.1

Total Liabilities and Stockholder’s Equity	$19,658.8	$17,885.1

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(Dollars in Millions)
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$645.6	$123.6

Cash Flows From Investing Activities
Investment in companies	(10.8)	(1.3)
Purchase of short-term investments	(47.7)	—
Expenditures for property	(179.5)	(278.0)
Expenditures for satellites	(179.9)	(418.3)
Proceeds from sale of investments	61.6	—
Proceeds from insurance claims	—	215.0
Other	1.7	—

Net Cash Used in Investing Activities	(354.6)	(482.6)

Cash Flows From Financing Activities
Net decrease in short-term borrowings	(516.0)	(785.5)
Long-term debt borrowings	2,625.4	1,801.0
Repayment of long-term debt	(218.4)	(182.8)
Debt issuance costs	(65.3)	(58.3)
Stock options exercised	6.3	6.5
Preferred stock dividends paid to General Motors	—	(68.7)
Payment on Raytheon settlement	—	(134.2)

Net Cash Provided by Financing Activities	1,832.0	578.0

Net cash provided by continuing operations	2,123.0	219.0
Net cash used in discontinued operations	(66.2)	(83.0)

Net increase in cash and cash equivalents	2,056.8	136.0
Cash and cash equivalents at beginning of the period	1,128.6	700.1

Cash and cash equivalents at end of the period	$3,185.4	$836.1

Supplemental Cash Flow Information
Interest paid	$188.8	$163.0
Income taxes paid	26.8	7.2

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Hughes Electronics Corporation (“Hughes”) is a wholly-owned subsidiary of General Motors Corporation (“GM”). GM Class H common stock tracks the financial performance of Hughes.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 included in Hughes’ Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 24, 2003, Hughes’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 8, 2003, and all other Hughes filings, including other Current Reports on Form 8-K, filed with the SEC through the date of this report.

Beginning in the third quarter of 2002, Hughes changed the classification of certain subscriber acquisition costs. The costs of free programming and the costs of installation and hardware subsidies for subscribers added through DIRECTV’s direct customer acquisition program are now included as part of “Broadcast programming and other costs” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) rather than in “Selling, general and administrative expenses” where they had previously been reported. Prior period amounts have been reclassified to conform to the current period presentation.

The results of operations and cash flows of DIRECTV Broadband, Inc. (“DIRECTV Broadband”) have been presented herein as discontinued operations as a result of the shut down of that business on February 28, 2003. See Note 10 for additional information.

News Corporation Transactions

On April 9, 2003, GM, Hughes and The News Corporation Limited (“News Corporation”) announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes from GM and the simultaneous sale of GM’s approximately 19.8% retained economic interest in Hughes to News Corporation. GM would receive approximately $3.84 billion, comprised of approximately $3.07 billion in cash and the remainder payable in News Corporation preferred American Depositary Shares (“News Corporation Preferred ADSs”) and/or cash, at News Corporation’s election. Immediately after the split-off, News Corporation would acquire an additional approximately 14.2% of the outstanding Hughes common stock from the former GM Class H common stockholders through a merger of a wholly-owned subsidiary of News Corporation with and into Hughes, which would provide News Corporation with a total of 34% of the outstanding capital stock of Hughes. In addition, GM would receive a special cash dividend from Hughes of $275 million in connection with the transactions. Hughes expects to pay this dividend using available cash balances.

Under the terms of the proposed transactions, holders of GM Class H common stock would first exchange their shares for Hughes common stock on a one-share-for-one-share basis in the split-off, followed immediately by an exchange of approximately 17.7% of the Hughes common stock they receive in the split-off for approximately $14 per share in News Corporation Preferred ADSs and/or

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

cash. The number of News Corporation Preferred ADSs payable to GM and Hughes common stockholders, based on a fixed-price of $14 per Hughes share, will be adjusted within a collar range of 20% above or below the News Corporation Preferred ADS price of $22.40. This mandatory exchange of about 17.7% of the shares of Hughes common stock for News Corporation Preferred ADSs and/or cash will be a taxable transaction for U.S federal income tax purposes. The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the GM Restated Certificate of Incorporation, as amended.

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

If the transactions are completed, Mr. K. Rupert Murdoch, chairman and chief executive of News Corporation, would become chairman of Hughes, and Mr. Chase Carey, who is currently serving as a director of and an advisor to News Corporation, would become president and chief executive officer of Hughes. Mr. Eddy Hartenstein, Hughes’ senior executive vice president, would be named vice chairman of Hughes. Hughes would have 11 directors, the majority of whom would be independent directors.

The transactions are subject to a number of conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission approvals, approval by a majority of each class of GM common stockholders—GM $1-2/3 and GM Class H—voting both as separate classes and together as a single class based on their respective voting power and a favorable ruling from the Internal Revenue Service that the split-off of Hughes from GM would be tax-free to GM and its stockholders for U.S. federal income tax purposes. No assurances can be given that the approvals will be obtained or the transactions will be completed.

The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the transactions.

For Hughes, the transactions represent an exchange of equity interests by investors. As such, Hughes will continue to account for its assets and liabilities at historical cost and will not apply purchase accounting. Hughes will record the $275 million special cash dividend payment to GM as a reduction to additional paid-in capital. Any difference between the Hughes consolidated tax liability or receivable as determined on a separate return basis and the cash payment to or from GM resulting from the amended income tax allocation agreement between GM and Hughes also will be reflected as a reduction or increase in additional paid-in capital. Upon completion of the transactions, Hughes will expense related costs that include investment advisor fees of approximately $50 million and retention and severance benefits to certain employees of approximately $62 million and approximately $5 million, respectively. In addition, certain employees of Hughes may earn up to $45 million in additional retention benefits during the 12-month period subsequent to the completion of the transactions.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As required by the Securities Exchange Board of India (Substantial Acquisition of Shares and Takeovers) Regulations, due to the proposed transactions, on July 14, 2003, Hughes and certain of Hughes’ subsidiaries, together with News Corporation, announced that the parties were making an offer to acquire up to 20% of the outstanding shares of Hughes Software Systems Limited, a 55.44% owned subsidiary of Hughes organized under the laws of India. If the offer is fully subscribed, Hughes’ ownership in Hughes Software Systems Limited would increase from 55.44% to 75.44% at a cost to Hughes, based on current exchange rates, of approximately $34 million.

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

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Earnings (loss) used for computation of available separate consolidated net income (loss), as reported	$21.6	$(177.9)	$(29.3)	$(1,039.7)
Add: Stock compensation cost, net of taxes, included above	3.8	1.4	4.6	2.4
Deduct: Total stock compensation costs, net of taxes, under the fair value based method	(26.2)	(45.6)	(59.1)	(103.7)

Pro forma loss used for computation of available separate consolidated net income (loss)	$(0.8)	$(222.1)	$(83.8)	$(1,141.0)

The pro forma amounts for compensation cost are not necessarily indicative of the amounts that would be reported in future periods.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

For investments in VIEs made before February 1, 2003, FIN 46 requires Hughes to consolidate VIEs no later than beginning July 1, 2003. Hughes has determined that the partially-owned local operating companies (“LOC’s”) providing DIRECTV® programming services in Venezuela and Puerto Rico, of which Hughes owns 19.5% and 40.0%, respectively, are VIEs. Hughes will consolidate the Venezuela and Puerto Rico LOC’s beginning on July 1, 2003. Hughes expects to recognize a charge of up to $75 million in the third quarter of 2003 as a result of the adoption of FIN 46, to be recorded as a cumulative effect of accounting change.

Hughes accounted for its investments in the Venezuela and Puerto Rico LOC’s under the equity method of accounting and, through June 30, 2003, reflected approximately 75.0% of their net income or loss in “Other, net” in Hughes’ consolidated statements of operations due to the accumulation of net losses in excess of the other investors’ investments.

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In the first quarter of 2002, Hughes completed the required transitional impairment test for intangible assets with indefinite lives, which consisted of Federal Communications Commission licenses for direct-to-home broadcasting frequencies (“Orbital Slots”), and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002.

In the second quarter of 2002, with the assistance of an independent valuation firm, Hughes completed step one of the transitional impairment test to determine whether a potential impairment existed for goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the carrying values of the DIRECTV Latin America businesses (“DLA”) and DIRECTV Broadband exceeded their fair values, therefore requiring performance of step two of the impairment test.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, is not expected to have an impact on Hughes’ consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The adoption of this standard on July 1, 2003, as required, is not expected to have an impact on Hughes’ consolidated results of operations or financial position.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. Hughes will apply the accounting required by EITF Issue No. 00-21 to revenue arrangements entered into after June 30, 2003. The adoption of this standard on July 1, 2003, as required, is not expected to have a material impact on Hughes’ consolidated results of operations or financial position.

Note 3. Inventories

Major Classes of Inventories

	June 30, 2003	December 31, 2002
	(Dollars in Millions)
Productive material and supplies	$52.5	$34.7
Work in process	109.4	70.0
Finished goods	166.3	160.1
Provision for excess or obsolete inventory	(30.9)	(34.5)

Total	$297.3	$230.3

Note 4. Intangible Assets

Hughes had $607.7 million and $644.7 million of intangible assets at June 30, 2003 and December 31, 2002, respectively, net of accumulated amortization of $232.1 million and $195.1 million at June 30, 2003 and December 31, 2002, respectively. Intangible assets at June 30, 2003, primarily consisted of $432.4 million, net of $30.6 million of accumulated amortization, of Orbital Slots which have indefinite useful lives, and $154.3 million, net of $195.7 million of accumulated amortization, of subscriber base and dealer network intangible assets which are being amortized over their estimated remaining useful lives of 2 and 12 years, respectively.

Amortization expense was $18.5 million and $37.0 million for the three and six months ended June 30, 2003, respectively. There was no amortization expense for the three months and six months ended June 30, 2002. The increase in amortization expense for the three months and six months ended June 30, 2003 compared to the same periods in 2002 is due to the reinstatement of subscriber base and dealer network intangible asset amortization at the Direct-To-Home Broadcast segment as a result of the issuance of EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” in the fourth quarter of 2002. Prior to the issuance of EITF No. 02-17 in October 2002, Hughes had reclassified its dealer network and subscriber base intangible assets to goodwill as part of the 2002 implementation of SFAS No. 142 and therefore no amortization expense was recorded in the first three quarters of 2002 for these assets. Estimated amortization expense in each of the next five years is as follows: $37.0 million in the remainder of 2003; $31.1 million in 2004; $9.2 million in 2005; $9.2 million in 2006; $9.2 million in 2007; and $58.6 million thereafter.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 5. Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at June 30, 2003	June 30, 2003	December 31, 2002
		(Dollars in Millions)
Short-term borrowings	2.55%—13.00%	$13.2	$21.5
Current portion of long-term debt	3.86%—4.75%	49.5	706.3

Total short-term borrowings and current portion of long-term debt		$62.7	$727.8

Long-Term Debt

	Interest Rates at June 30, 2003	June 30, 2003	December 31, 2002
		(Dollars in Millions)
Notes payable	6.13%—8.50%	$2,750.0	$1,550.0
Credit facilities	3.86%—4.75%	2,225.0	1,506.3
Other debt	2.55%—12.10%	20.6	40.0

Total debt		4,995.6	3,096.3
Less current portion		49.5	706.3

Total long-term debt		$4,946.1	$2,390.0

Notes Payable and Credit Facilities

Notes Payable.    On February 28, 2003, DIRECTV Holdings LLC (“DIRECTV”), a wholly-owned subsidiary of Hughes, issued $1.4 billion in senior notes due in 2013 in a private placement transaction. The ten-year senior notes are unsecured indebtedness guaranteed by all of DIRECTV’s domestic subsidiaries and bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually beginning September 15, 2003. DIRECTV entered into a registration rights agreement with the initial purchasers of the senior notes, which requires DIRECTV to file an exchange offer registration statement relating to the senior notes. Pursuant to the registration rights agreement, DIRECTV filed an exchange offer registration statement on Form S-4 with the SEC on June 26, 2003. Once the exchange offer registration statement becomes effective and the exchange offer begins, the existing holders of the senior notes will be offered the opportunity to participate in the exchange offer on the terms and conditions specified in the exchange offer registration statement and exchange their existing senior notes for registered notes with identical terms, except that the registered notes will have been registered under the Securities Act of 1933, as amended, and will not bear the legends restricting their transfer.

In February 2002, PanAmSat Corporation (“PanAmSat”), an approximately 81% owned subsidiary of Hughes, completed an $800.0 million Rule 144A private placement notes offering, which notes were exchanged for registered notes with substantially identical terms in November 2002. These unsecured notes bear interest at an annual rate of 8.5%, payable semi-annually and mature in 2012.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The $200.0 million five-year notes were repaid in January 2003. The outstanding principal balances and interest rates for the seven, ten, and thirty-year notes as of June 30, 2003 were $275.0 million at 6.125%, $150.0 million at 6.375% and $125.0 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured with the bank facility described below by substantially all of PanAmSat’s assets, including its satellites.

Credit Facilities.    On March 6, 2003, DIRECTV entered into a $1,675.0 million senior secured credit facility. The senior secured credit facility is comprised of a $375.0 million Term Loan A, of which $175.0 million was outstanding at June 30, 2003, a $1,050.0 million Term Loan B, which was fully drawn as of June 30, 2003, and a $250.0 million revolving credit facility, which was undrawn at June 30, 2003. The senior secured credit facility is secured by substantially all of DIRECTV’s assets and guaranteed by all of DIRECTV’s domestic subsidiaries. All borrowings under the senior secured credit facility initially bear interest at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) plus 3.50% (4.75% at June 30, 2003). The revolving credit facility and the Term Loan A each have terms of five years and the Term Loan B matures in 2010. Principal payments under the Term Loan A are due in varying amounts from 2004 to 2008. Principal payments under the Term Loan B are due primarily in 2008 to 2010. DIRECTV distributed to Hughes $2.56 billion of net proceeds from the senior secured credit facility and the sale of senior notes described above. That distribution enabled Hughes to repay the $506.3 million outstanding principal balance plus accrued interest under a prior credit agreement, which was then terminated. The $200.0 million undrawn portion of the Term Loan A is expected to be drawn by DIRECTV by December 2003, and those proceeds may be distributed to Hughes as well. The revolving portion of the senior secured credit facility is available to DIRECTV to fund working capital and other requirements. As discussed in Note 13, subsequent to June 30, 2003, DIRECTV replaced the $1,050.0 million Term Loan B with a new $1,225.0 million Term Loan B-1 and repaid the $175.0 million that was outstanding under the Term Loan A with the $175.0 million of additional borrowings.

In February 2002, PanAmSat entered into a bank facility in the amount of $1,250.0 million. The bank facility is comprised of a $250.0 million revolving credit facility, which was undrawn as of June 30, 2003, a $300.0 million Tranche A Term Loan and a $700.0 million Tranche B Term Loan, both of which were fully drawn as of June 30, 2003. This bank facility replaced a previously existing and undrawn $500.0 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus 2.75%. PanAmSat is required to pay a commitment fee of 0.50% per year on the unused commitments under the revolving credit facility. The Tranche B Term Loan bears interest at LIBOR plus 3.50%. The revolving credit facility and Tranche A Term Loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably with the fixed rate notes described above by substantially all of PanAmSat’s assets, including its satellites. PanAmSat repaid a $1,725.0 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and the registered notes described above.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On June 18, 2003, PanAmSat and its lenders amended the bank facility to allow for the completion of the News Corporation transactions without causing an event of default under the facility. As discussed in Note 13, subsequent to June 30, 2003, PanAmSat voluntarily prepaid $350 million of the term loans.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with General Motors Acceptance Corporation (“GMAC”). The facility was subsequently amended in February and November 2002, and March 2003. The amendments reduced the size of the facility to $1,500 million and provided for a commitment through March 31, 2004. On June 18, 2003, Hughes voluntarily prepaid amounts owed thereunder and terminated the facility. The facility was comprised of a $1,500 million tranche secured by a $1,500 million Hughes cash deposit. Borrowings under the facility bore interest at GMAC’s cost of funds plus 0.125%, and the $1,500 million cash deposit earned interest at a rate equivalent to GMAC’s cost of funds. Hughes had the legal right of setoff with respect to the $1,500 million GMAC cash deposit, and accordingly offset it against amounts borrowed from GMAC under the $1,500 million tranche in the consolidated statement of financial position.

Other.    $33.8 million in other short-term and long-term debt, related primarily to DLA and Hughes Network Systems, Inc.’s (“HNS”) international subsidiaries, was outstanding at June 30, 2003, bearing fixed and floating rates of interest of 2.55% to 13.00%. Principal on these borrowings is due in varying amounts through 2008.

DIRECTV and PanAmSat are required to maintain certain financial covenants and are also subject to restrictive covenants under their borrowings. These covenants limit DIRECTV’s and PanAmSat’s ability to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new businesses. If DIRECTV or PanAmSat fails to comply with their respective covenants, all or a portion of their respective borrowings could become immediately payable. At June 30, 2003, DIRECTV and PanAmSat were in compliance with all such covenants.

As of June 30, 2003, restricted cash of $47.7 million was included as part of “Prepaid expenses and other” on the Consolidated Balance Sheets. This cash was deposited to secure certain letters of credit and obligations of Hughes’ majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

Hughes’ notes payable and credit facilities mature as follows: $13.2 million in the remainder of 2003; $93.9 million in 2004; $406.8 million in 2005; $138.0 million in 2006; $184.7 million in 2007; and $4,172.2 million thereafter.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 6. Comprehensive Income (Loss)

Hughes’ total comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Net income (loss)	$21.6	$(155.1)	$(29.3)	$(992.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	1.9	6.7	0.7	5.3
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains (losses)	12.4	(106.8)	11.3	(123.0)
Less: reclassification adjustment for losses recognized during the period	0.3	—	—	—

Other comprehensive income (loss)	14.6	(100.1)	12.0	(117.7)

Total comprehensive income (loss)	$36.2	$(255.2)	$(17.3)	$(1,110.5)

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

Amounts available for the payment of dividends on GM Class H common stock are based on the Available Separate Consolidated Net Income (Loss) (“ASCNI”) of Hughes. The ASCNI of Hughes is determined quarterly and is equal to the net income (loss) of Hughes, excluding the effects of the GM purchase accounting adjustment arising from GM’s acquisition of Hughes and reduced by the effects of preferred stock dividends paid to GM (earnings (loss) used for computation of ASCNI), multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the period and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base).

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

The following table sets forth comparative information regarding GM Class H common stock and the GM Class H dividend base for the six months ended June 30:

	2003	2002
	(Shares in Millions)
GM Class H Common Stock Outstanding
Shares at January 1	958.3	877.5
Shares issued for mandatory redemption of GM Series H preference stock	—	80.1
Shares issued for stock options exercised	0.6	0.4
Shares contributed by GM to certain of its U.S. employee benefit plans	149.2	—

Shares at June 30	1,108.1	958.0

Weighted average number of shares of GM Class H common stock outstanding (Numerator)	1,048.8	880.8

GM Class H Dividend Base
GM Class H dividend base at January 1	1,381.9	1,301.1
Increase for mandatory redemption of GM Series H preference stock	—	80.1
Increase for stock options exercised	0.6	0.4

GM Class H dividend base at June 30	1,382.5	1,381.6

Weighted average GM Class H dividend base (Denominator)	1,382.0	1,304.4

Note 8. Stockholder’s Equity Recapitalization

During April 2003, the Hughes Board of Directors approved the reclassification of the outstanding Hughes Series B convertible preferred stock into Hughes Class B common stock of equivalent value, and a subsequent stock split of Hughes common stock and Hughes Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all outstanding Hughes capital stock, approved the reclassification. Shortly thereafter, GM converted some of its Hughes common stock into an equivalent number of shares of Hughes Class B common stock. As a result of these transactions, Hughes currently has issued and outstanding 1,207,518,237 shares of Hughes common stock and 274,373,316 shares of Hughes Class B common stock, all of which are owned by GM. The terms of

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the Hughes common stock and Hughes Class B common stock are identical in all respects (with the exception of provisions regarding stock-on-stock dividends) and, at the option of the holder, the Hughes common stock may be converted at any time into Hughes Class B common stock and vice versa. These transactions had no impact on the outstanding number of shares of GM Class H common stock or the Class H dividend base. In connection with the News Corporation transactions, GM Class H common stock will be exchanged for Hughes common stock, and the Hughes Class B common stock will be sold by GM to a wholly-owned subsidiary of News Corporation. Immediately after the completion of the News Corporation transactions, all of the shares of Hughes Class B common stock held by the News Corporation subsidiary will be converted into Hughes common stock.

Note 9. DLA LLC Reorganization

On March 18, 2003, DIRECTV Latin America, LLC (“DLA LLC”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). The filing does not include any of DLA LLC’s operating companies in Latin America and the Caribbean, which are expected to continue regular operations. DLA LLC continues to manage its business as a debtor-in-possession (“DIP”). As a DIP, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of its Chapter 11 petition, DLA LLC obtained Bankruptcy Court orders that, among other things, authorized DLA LLC to pay certain pre-petition obligations related to employee wages and benefits and to take certain actions where such payments or actions will benefit its estate or preserve the going concern value of the business enterprise, thereby enhancing the prospects of reorganization.

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

On June 3, 2003, the Bankruptcy Court approved Hughes’ senior secured DIP financing facility in an amount up to $300 million and with a term ending in February 2004 to supplement DLA LLC’s existing cash flow and help ensure that vendors, programmers, employees and other parties receive payment for services provided after the filing of DLA LLC’s Chapter 11 petition. The DIP financing facility also includes funding of up to $2 million to be used by a statutory creditors’ committee appointed in the Chapter 11 proceedings to investigate and possibly initiate certain claims against Hughes and certain of its affiliates.

Due to material uncertainties, it is not possible to predict the length of time DLA LLC will operate under Chapter 11 protection, the outcome of the proceedings in general, whether DLA LLC will continue to operate under its current organizational structure, the effect of the proceedings on DLA LLC’s business and the Chapter 11 recovery by creditors and equity holders of DLA LLC, or whether any claims will be asserted against Hughes and its affiliates and, if asserted, the nature and outcome of such claims. On June 27, 2003, Raven Media, an affiliate of Grupo Clarín S.A. (“Clarin”) and a party-in-interest in the bankruptcy case, filed a motion seeking the appointment of a Chapter 11 trustee. On July 15, 2003, the Bankruptcy Court denied the motion.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of June 30, 2003, DLA LLC had approximately $831.7 million in assets, consisting principally of accounts receivable of $675.2 million principally from LOC’s, net fixed assets of $54.9 million and cash of $8.2 million. Liabilities subject to compromise as of June 30, 2003 totaled $1,544.9 million, which includes $1,381.3 million of unsecured debt obligations owed to Hughes.

Under the terms of the agreement entered into with Clarin, DLA LLC may be contractually obligated to repurchase Clarin’s 3.98% interest in DLA LLC for $195 million in November 2003. In the first quarter of 2003, Clarin notified DLA LLC that it believes that under the terms of the agreement, DLA LLC’s decision to initiate discussions to address DLA LLC’s financial and operational challenges had caused DLA LLC to be responsible immediately to purchase Clarin’s equity interest in DLA LLC. DLA LLC has filed a motion with the Bankruptcy Court to reject its obligation under this contract as part of its reorganization proceedings and to subordinate the claims resulting from such rejection to the claims of DLA LLC’s other creditors under the mandatory subordination provisions of Section 510(b) of the Bankruptcy Code. On August 6, 2003, the Bankruptcy Court granted DLA LLC’s motion and determined that these claims should be subordinated.

Hughes’ Consolidated Balance Sheet as of June 30, 2003 includes liabilities subject to compromise of DLA LLC of approximately $163.6 million. Additional liabilities subject to compromise may arise subsequent to the filing date of the Chapter 11 petition resulting from, among other things, rejection of executory contracts, including certain programming contracts, and allowance by the Bankruptcy Court of contingent claims and other disputed amounts. On April 17, 2003, DLA LLC filed with the Bankruptcy Court schedules setting forth DLA LLC’s assets and liabilities as of the date of the petition as reflected in DLA LLC’s records. The amounts of claims filed by DLA LLC’s creditors could differ significantly from the scheduled amounts.

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

For the quarter ended June 30, 2003, DLA LLC had revenues of $85.7 million and a net loss of $83.9 million. The net loss includes reorganization expense of $4.1 million.

Note 10. Discontinued Operations

DIRECTV Broadband

On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, Hughes recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

termination payments of $18.6 million. During the first six months of 2003, there were payments and adjustments of $19.8 million and $14.4 million related to employee severance benefits and contract termination payments, respectively. As of June 30, 2003, $1.5 million related to accruals for employee severance benefits and $4.2 million related to contract termination payments were remaining.

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

Summarized financial information for DIRECTV Broadband is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Revenues	—	$17.7	$6.5	$31.3
Income (loss) from discontinued operations, net of income tax benefit of $0, $15.4, $0.2 and $30.7	$0.3	(25.3)	—	(50.2)

Satellite Systems Manufacturing Businesses

Pursuant to the settlement agreement discussed in Note 12 related to the purchase price adjustment dispute arising from the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), Hughes recorded an after-tax charge of $7.7 million to discontinued operations during the quarter ended June 30, 2003.

Note 11. Segment Reporting

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Selected information for Hughes’ operating segments are reported as follows:

	Direct- To-Home Broadcast	Satellite Services	Network Systems	Other	Eliminations	Total
	(Dollars in Millions)
For the Three Months Ended:
June 30, 2003
External Revenues	$1,934.7	$172.3	$263.7	—	—	$2,370.7
Intersegment Revenues	8.4	31.2	35.9	—	$(75.5)	—

Total Revenues	$1,943.1	$203.5	$299.6	—	$(75.5)	$2,370.7

Operating Profit (Loss)	$129.9	$74.4	$(29.8)	$(36.6)	$2.1	$140.0
Add: Depreciation and amortization	169.5	74.9	20.6	0.8	(1.1)	264.7

Operating Profit (Loss) Before Depreciation and Amortization (1)	$299.4	$149.3	$(9.2)	$(35.8)	$1.0	$404.7

June 30, 2002
External Revenues	$1,772.2	$166.0	$242.1	$12.0	—	$2,192.3
Intersegment Revenues	4.1	43.3	12.3	—	$(59.7)	—

Total Revenues	$1,776.3	$209.3	$254.4	$12.0	$(59.7)	$2,192.3

Operating Profit (Loss)	$(85.2)	$61.0	$(43.6)	$(30.9)	—	$(98.7)
Add: Depreciation and amortization	145.7	89.7	16.6	0.8	$(2.5)	250.3

Operating Profit (Loss) Before Depreciation and Amortization (1)	$60.5	$150.7	$(27.0)	$(30.1)	$(2.5)	$151.6

For the Six Months Ended:
June 30, 2003
External Revenues	$3,775.4	$337.8	$469.6	$15.2	—	$4,598.0
Intersegment Revenues	15.6	65.5	77.4	—	$(158.5)	—

Total Revenues	$3,791.0	$403.3	$547.0	$15.2	$(158.5)	$4,598.0

Operating Profit (Loss)	$168.2	$150.7	$(69.6)	$(67.7)	$0.3	$181.9
Add: Depreciation and amortization	342.5	147.2	38.2	1.6	(1.7)	527.8

Operating Profit (Loss) Before Depreciation and Amortization (1)	$510.7	$297.9	$(31.4)	$(66.1)	$(1.4)	$709.7

June 30, 2002
External Revenues	$3,398.9	$330.3	$467.5	$20.4	—	$4,217.1
Intersegment Revenues	7.8	86.1	29.7	—	$(123.6)	—

Total Revenues	$3,406.7	$416.4	$497.2	$20.4	$(123.6)	$4,217.1

Operating Profit (Loss)	$(249.2)	$118.1	$(92.1)	$34.6	$2.2	$(186.4)
Add: Depreciation and amortization	288.8	183.7	34.6	1.9	(6.5)	502.5

Operating Profit (Loss) Before Depreciation and Amortization (1)	$39.6	$301.8	$(57.5)	$36.5	$(4.3)	$316.1

Intangible Assets
Goodwill, net as of December 31, 2002	$2,888.5	$2,238.7	$2.4	$645.6	—	$5,775.2
Other additions	2.3	—	—	—	—	2.3

Goodwill, net as of June 30, 2003	$2,890.8	$2,238.7	$2.4	$645.6	—	$5,777.5

Intangible Assets, net as of December 31, 2002	$623.7	—	—	$21.0	—	$644.7
Amortization	(37.0)	—	—	—	—	(37.0)

Intangible Assets, net as of June 30, 2003	$586.7	—	—	$21.0	—	$607.7

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a non-GAAP financial measure, can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss),” as presented in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss). This measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes’ management and its Board of Directors use Operating Profit Before Depreciation and Amortization to evaluate the operating performance of Hughes and its business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt, or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, Hughes’ management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

Hughes believes this measure is useful to investors, along with other GAAP measures (such as revenues, operating profit and net income), to compare Hughes’ operating performance to other communications, entertainment and media service providers. Hughes believes that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate Hughes’ current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. Hughes’ management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets in purchase accounting, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following represents a reconciliation of Operating Profit Before Depreciation and Amortization to reported Net Income (Loss) on the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Operating Profit Before Depreciation and Amortization	$404.7	$151.6	$709.7	$316.1
Depreciation and amortization	264.7	250.3	527.8	502.5

Operating Profit (Loss)	140.0	(98.7)	181.9	(186.4)
Interest income	15.7	7.4	21.9	11.7
Interest expense	(84.2)	(121.4)	(164.7)	(197.7)
Reorganization expense	(4.1)	—	(11.0)	—
Other, net	(10.5)	8.9	(38.6)	(32.7)

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	56.9	(203.8)	(10.5)	(405.1)
Income tax (expense) benefit	(20.5)	77.5	3.7	154.0
Minority interest in net earnings of subsidiaries	(7.4)	(3.5)	(14.8)	(10.2)

Income (loss) from continuing operations before cumulative effect of accounting change	29.0	(129.8)	(21.6)	(261.3)
Loss from discontinued operations, net of taxes	(7.4)	(25.3)	(7.7)	(50.2)

Income (loss) before cumulative effect of accounting change	21.6	(155.1)	(29.3)	(311.5)
Cumulative effect of accounting change, net of taxes	—	—	—	(681.3)

Net Income (Loss)	$21.6	$(155.1)	$(29.3)	$(992.8)

Note 12. Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provided for a potential adjustment to the purchase price based upon the financial statements of the satellite systems manufacturing businesses as of the closing date of the sale. Based upon the final closing date financial statements, Hughes calculated that Boeing was owed a purchase price adjustment of $164 million plus interest accruing at a rate of 9.5% from the date of sale pursuant to the stock purchase agreement. Boeing subsequently submitted additional proposed adjustments which became the subject of a dispute resolution process. Pursuant to a settlement agreement executed on July 15, 2003, Hughes and Boeing settled all outstanding purchase price adjustment disputes and Hughes paid an aggregate of $360 million in cash on July 18, 2003 in satisfaction of both the disputed and undisputed portions of the purchase price adjustment. Boeing also will be released from its commitment to pay Hughes $4.4 million over the next seven years in connection with Boeing’s participation in the settlement with the U.S. Department of State on China launch issues of the mid-1990s. Also in connection with the settlement, HNS agreed to extend the scheduled launch date for the first Boeing built SPACEWAY satellite from the fourth quarter of 2003

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

until February 2004. As a result of the settlement of the purchase price adjustment dispute, Hughes recorded an after-tax charge of $7.7 million to discontinued operations during the quarter ended June 30, 2003.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2003. After discussion with counsel representing Hughes in those actions, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated results of operations and financial position.

Other Contingencies

The in-orbit satellites of Hughes and its subsidiaries are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of Hughes’ businesses. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of customers.

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its ability to provide service. Where insurance costs related to satellite components or systems that have suffered anomalies in the past are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $450.7 million and the book value of the satellites that were not insured was $1,312.1 million at June 30, 2003. The uninsured amount includes the value of five PanAmSat satellites for which policies were not renewed in May 2003.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy XI and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and PanAmSat expects that both of these satellites will continue to serve these existing customers until PanAmSat replaces or supplements them with new satellites. PanAmSat has not determined when these satellites will be replaced or supplemented but does not currently expect to begin construction on replacement satellites before the second half of 2004. The insurance policies for Galaxy XI and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for PanAmSat to share 10% of future revenues from these satellites with the insurers if the

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

respective proof of loss is accepted. The availability and use of any proceeds from these insurance claims are restricted by the agreements governing PanAmSat’s debt obligations. PanAmSat cannot provide assurance that these proofs of loss will be accepted by the insurers or, if accepted, how much PanAmSat will receive. PanAmSat is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to PanAmSat, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, PanAmSat currently expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time. Hughes also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

In the first quarter of 2003, PanAmSat and the manufacturer of the Galaxy VIII-iR satellite terminated the Galaxy VIII-iR satellite construction contract by mutual agreement. In connection with the termination of the construction contract, as of June 30, 2003, PanAmSat had a receivable due from the satellite manufacturer of $69.5 million. Based upon the terms of the agreement, this receivable is scheduled to be paid in full in December 2003. In addition, PanAmSat has agreed with the Galaxy VIII-iR launch vehicle provider to defer the use of the launch to a future satellite.

Hughes is contingently liable under letters of credit and bonds in the aggregate amount of $66.5 million which were undrawn at June 30, 2003, and DLA LLC has guaranteed $3.0 million of bank debt related to non-consolidated LOC’s, which is due in varying amounts through 2005. Additionally, under the terms of the agreement entered into with Clarin, DLA LLC may be contractually obligated to repurchase Clarin’s 3.98% interest in DLA LLC for $195 million in November 2003. DLA LLC has filed a motion with the Bankruptcy Court to reject its obligation under this contract as part of its reorganization proceedings and to subordinate the claims resulting from such rejection to the claims of DLA LLC’s other creditors under the mandatory subordination provisions of Section 510(b) of the Bankruptcy Code. On August 6, 2003, the Bankruptcy Court granted DLA LLC’s motion and determined that these claims should be subordinated. See Note 9 for additional information regarding DLA LLC’s reorganization.

The Hughes Board of Directors has approved several benefit plans and agreements which contain change-in-control provisions and which are designed to provide benefits for the retention of approximately 217 key employees and also to provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs and, with respect to severance benefits, if an employee subsequently experiences a qualifying termination of employment. In the event of a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed when an employee is terminated. A total of up to approximately $107 million for retention benefits will be paid by Hughes, with approximately $62 million paid and expensed at the time of a change-in-control and approximately $45 million paid up to 12 months following the date of a change-in-control. Approximately $4.5 million of the $62 million will be paid on October 1, 2003, if the News Corporation transactions have not closed by that date. The approximately $45 million paid following the date of a change-in-control will be expensed as earned. In addition, approximately $5 million of known severance payments will be made at the time of closing of the News Corporation transactions. Additional severance benefits to be paid by Hughes to employees will be based upon the decision to layoff such employees, if any, following the date of a change-in-control. In addition, approximately 12.2 million employee stock options (including approximately 2.1 million options held by executive officers and directors of Hughes) will vest upon a

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

qualifying change-in-control and up to an additional 3.7 million employee stock options could vest if employees are laid off within one year following a change-in-control. For purposes of the above benefits and stock options, and under certain other Hughes benefit plans, a successful completion of the News Corporation transactions would qualify as a change-in-control.

Note 13. Subsequent Events

DIRECTV Refinancing

On August 5, 2003, DIRECTV replaced the $1,050.0 million Term Loan B with a new $1,225.0 million Term Loan B-1. The $175.0 million of additional borrowings were used to repay the $175.0 million outstanding under the Term Loan A. The terms of the Term Loan B-1 are the same as the Term Loan B, except that the Term Loan B-1 initially bears interest at a rate that is 0.75% lower than Term Loan B (LIBOR plus 2.75%), which can be further reduced if certain conditions are met. As a result, $200.0 million and $250.0 million remain available under the Term Loan A and revolving credit facility, respectively.

PanAmSat Debt Repayment

On July 14, 2003, PanAmSat made an optional prepayment of $350.0 million under its $1,250.0 million bank facility from available cash on hand. The prepayment was applied pro rata against PanAmSat’s Tranche A Term Loan and Tranche B Term Loan. As a result, as of July 14, 2003, outstanding amounts under the Tranche A Term Loan and Tranche B Term Loan were $195.0 million and $455.0 million, respectively. During the third quarter of 2003, PanAmSat will take a non-cash charge of approximately $6 million to write-off debt issuance costs associated with the portion of the bank facility that was prepaid.

Satellite Anomalies

PanAmSat and Boeing have determined that the secondary xenon ion propulsion systems (“XIPS”) on two of PanAmSat’s seven Boeing model 601 HP spacecraft are no longer available as a result of failures experienced during June and July 2003. The primary XIPS on each of these satellites had previously ceased working, and both satellites are operating nominally on their backup bi-propellant systems. Their remaining useful lives are now estimated to be between three and six years, based on the bi-propellant fuel on-board and operational actions currently under consideration. Accordingly, PanAmSat will accelerate depreciation of these satellites beginning in the third quarter of 2003 to coincide with their revised estimated useful lives. The additional depreciation expense resulting from this change in estimated useful lives is expected to be between $2.6 million and $4.1 million per month.

PanAmSat has determined that the net book value and its investments in sales-type leases on these two satellites are fully recoverable. One of the satellites is insured, and PanAmSat has filed a proof of loss with the insurers in an amount of $169 million, subject to salvage. However, PanAmSat cannot provide assurance that this proof of loss will be accepted or, if accepted, how much PanAmSat will receive. The insurance policy on the other satellite has an exclusion for XIPS-related anomalies and, accordingly, this is not an insured loss. Any insurance recovery would reduce the net book value of the satellite, at which time the prospective depreciation amount would be adjusted based on the remaining book value of the satellite.

PanAmSat believes that this problem will not affect revenues over the remaining lives of the satellites. Prior to the end of the useful lives of these satellites, PanAmSat plans to transition the

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (concluded)

affected customers to new or existing in-orbit back up satellites with immediately available capacity. PanAmSat is also developing plans to replace one of the satellites prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract purchased previously.

As a result of the XIPS failure, PanAmSat anticipates a reduction in its total backlog of between $280 million and $380 million, as some of the customers on one of these satellites are not contractually obligated to use new or replacement satellites once these satellites are no longer in service.

Two of PanAmSat’s remaining five Boeing model 601 HP satellites have no book value and are no longer in primary customer service. The other three Boeing model 601 HP satellites that PanAmSat operates continue to have XIPS as their primary propulsion system. However, no assurance can be given that PanAmSat will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. The available bi-propellant life is at least 3.7 years on these three remaining satellites.

* * *

HUGHES ELECTRONICS CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in Millions)
	(Unaudited)
Consolidated Statements of Operations Data:
Total revenues	$2,370.7	$2,192.3	$4,598.0	$4,217.1
Total operating costs and expenses	2,230.7	2,291.0	4,416.1	4,403.5

Operating profit (loss)	140.0	(98.7)	181.9	(186.4)
Other expenses, net	(83.1)	(105.1)	(192.4)	(218.7)
Income tax (expense) benefit	(20.5)	77.5	3.7	154.0
Minority interests in net earnings of subsidiaries	(7.4)	(3.5)	(14.8)	(10.2)

Income (loss) from continuing operations before cumulative effect of accounting change	29.0	(129.8)	(21.6)	(261.3)
Loss from discontinued operations, net of taxes	(7.4)	(25.3)	(7.7)	(50.2)

Income (loss) before cumulative effect of accounting change	21.6	(155.1)	(29.3)	(311.5)
Cumulative effect of accounting change, net of taxes	—	—	—	(681.3)

Net income (loss)	21.6	(155.1)	(29.3)	(992.8)
Preferred stock dividends	—	(22.8)	—	(46.9)

Earnings (Loss) Used for Computation of Available Separate Consolidated Net Income (Loss)	$21.6	$(177.9)	$(29.3)	$(1,039.7)

	June 30, 2003 (Unaudited)	December 31, 2002
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,185.4	$1,128.6
Total current assets	5,576.0	3,656.4
Total assets	19,658.8	17,885.1
Total current liabilities	2,561.8	3,203.1
Long-term debt	4,946.1	2,390.0
Minority interests	576.7	555.3
Convertible preferred stock, Series B	—	914.1
Total stockholder’s equity	9,975.8	9,977.1

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA — (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in Millions)
	(Unaudited)
Other Data:
Operating Profit (Loss)	$140.0	$(98.7)	$181.9	$(186.4)
Add: Depreciation and amortization	264.7	250.3	527.8	502.5

Operating Profit Before Depreciation and Amortization(1)	$404.7	$151.6	$709.7	$316.1

Operating Profit Margin	5.9%	N/A	4.0%	N/A
Operating Profit Before Depreciation and Amortization Margin(1)	17.1%	6.9%	15.4%	7.5%
Capital expenditures	$171.9	$350.4	$359.4	$696.3
Cash flows from operating activities	351.3	28.1	645.6	123.6
Cash flows from investing activities	(113.6)	(310.4)	(354.6)	(482.6)
Cash flows from financing activities	(4.3)	49.4	1,832.0	578.0

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a non-GAAP financial measure, can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss),” as presented in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss). This measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with accounting principles generally accepted in the United States of America. Hughes’ management and its Board of Directors use Operating Profit Before Depreciation and Amortization to evaluate the operating performance of Hughes and its business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt, or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, Hughes’ management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

Hughes believes this measure is useful to investors, along with other GAAP measures (such as revenues, operating profit and net income), to compare Hughes’ operating performance to other communications, entertainment and media service providers. Hughes believes that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate Hughes’ current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. Hughes’ management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets in purchase accounting, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

Operating Profit Before Depreciation and Amortization Margin is calculated by dividing Operating Profit Before Depreciation and Amortization by total revenues.

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA — (concluded)

Selected Segment Data

	Direct-To-Home Broadcast	Satellite Services	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
	(Unaudited)
For the Three Months Ended:
June 30, 2003
Total Revenues	$1,943.1	$203.5	$299.6	$(75.5)	$2,370.7
% of Total Revenue	82.0%	8.6%	12.6%	(3.2%)	100.0%
Operating Profit (Loss)	$129.9	$74.4	$(29.8)	$(34.5)	$140.0
Add: Depreciation and amortization	169.5	74.9	20.6	(0.3)	264.7

Operating Profit (Loss) Before Depreciation and Amortization	$299.4	$149.3	$(9.2)	$(34.8)	$404.7

Operating Profit Margin	6.7%	36.6%	N/A	N/A	5.9%
Operating Profit Before Depreciation and Amortization Margin	15.4%	73.4%	N/A	N/A	17.1%
Capital Expenditures	$65.6	$21.7	$55.3	$29.3	$171.9

June 30, 2002
Total Revenues	$1,776.3	$209.3	$254.4	$(47.7)	$2,192.3
% of Total Revenue	81.0%	9.5%	11.6%	(2.1%)	100.0%
Operating Profit (Loss)	$(85.2)	$61.0	$(43.6)	$(30.9)	$(98.7)
Add: Depreciation and amortization	145.7	89.7	16.6	(1.7)	250.3

Operating Profit (Loss) Before Depreciation and Amortization	$60.5	$150.7	$(27.0)	$(32.6)	$151.6

Operating Profit Margin	N/A	29.1%	N/A	N/A	N/A
Operating Profit Before Depreciation and Amortization Margin	3.4%	72.0%	N/A	N/A	6.9%
Capital Expenditures	$140.0	$109.5	$87.8	$13.1	$350.4

For the Six Months Ended:
June 30, 2003
Total Revenues	$3,791.0	$403.3	$547.0	$(143.3)	$4,598.0
% of Total Revenue	82.4%	8.8%	11.9%	(3.1%)	100.0%
Operating Profit (Loss)	$168.2	$150.7	$(69.6)	$(67.4)	$181.9
Add: Depreciation and amortization	342.5	147.2	38.2	(0.1)	527.8

Operating Profit (Loss) Before Depreciation and Amortization	$510.7	$297.9	$(31.4)	$(67.5)	$709.7

Operating Profit Margin	4.4%	37.4%	N/A	N/A	4.0%
Operating Profit Before Depreciation and Amortization Margin	13.5%	73.9%	N/A	N/A	15.4%
Capital Expenditures	$138.8	$54.8	$109.4	$56.4	$359.4

June 30, 2002
Total Revenues	$3,406.7	$416.4	$497.2	$(103.2)	$4,217.1
% of Total Revenue	80.8%	9.9%	11.8%	(2.5%)	100.0%
Operating Profit (Loss)	$(249.2)	$118.1	$(92.1)	$36.8	$(186.4)
Add: Depreciation and amortization	288.8	183.7	34.6	(4.6)	502.5

Operating Profit (Loss) Before Depreciation and Amortization	$39.6	$301.8	$(57.5)	$32.2	$316.1

Operating Profit Margin	N/A	28.4%	N/A	N/A	N/A
Operating Profit Before Depreciation and Amortization Margin	1.2%	72.5%	N/A	N/A	7.5%
Capital Expenditures	$264.6	$183.5	$216.1	$32.1	$696.3

HUGHES ELECTRONICS CORPORATION

The following management’s discussion and analysis should be read in conjunction with Hughes Electronics Corporation’s (“Hughes”) revised Management Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2002 and the three months ended March 31, 2003 and 2002 in Hughes’ Current Report on Form 8-K dated June 20, 2003 and all other Hughes filings, including other Current Reports on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

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

News Corporation Transactions

On April 9, 2003, GM, Hughes and The News Corporation Limited (“News Corporation”) announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes from GM and the simultaneous sale of GM’s approximately 19.8% retained economic interest in Hughes to News Corporation. GM would receive approximately $3.84 billion, comprised of approximately $3.07 billion in cash and the remainder payable in News Corporation preferred American Depositary Shares (“News Corporation Preferred ADSs”) and/or cash, at News Corporation’s election. Immediately after the split-off, News Corporation would acquire an additional approximately 14.2% of the outstanding Hughes common stock from the former GM Class H common stockholders through a merger of a wholly-owned subsidiary of News Corporation with and into Hughes, which would provide News Corporation with a total of 34% of the outstanding capital stock of Hughes. In addition, GM would receive a special cash dividend from Hughes of $275 million in connection with the transactions. Hughes expects to pay this dividend using available cash balances.

Under the terms of the proposed transactions, holders of GM Class H common stock would first exchange their shares for Hughes common stock on a one-share-for-one-share basis in the split-off,

HUGHES ELECTRONICS CORPORATION

followed immediately by an exchange of approximately 17.7% of the Hughes common stock they receive in the split-off for approximately $14 per share in News Corporation Preferred ADSs and/or cash. The number of News Corporation Preferred ADSs payable to GM and Hughes common stockholders, based on a fixed-price of $14 per Hughes share, will be adjusted within a collar range of 20% above or below the News Corporation Preferred ADS price of $22.40. This mandatory exchange of about 17.7% of the shares of Hughes common stock for News Corporation Preferred ADSs and/or cash will be a taxable transaction for U.S federal income tax purposes. The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the GM Restated Certificate of Incorporation, as amended.

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

If the transactions are completed, Mr. K. Rupert Murdoch, chairman and chief executive of News Corporation, would become chairman of Hughes, and Mr. Chase Carey, who is currently serving as a director of and an advisor to News Corporation, would become president and chief executive officer of Hughes. Mr. Eddy Hartenstein, Hughes’ senior executive vice president, would be named vice chairman of Hughes. Hughes would have 11 directors, the majority of whom would be independent directors.

The transactions are subject to a number of conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission approvals, approval by a majority of each class of GM common stockholders—GM $1- 2/3 and GM Class H—voting both as separate classes and together as a single class based on their respective voting power and a favorable ruling from the Internal Revenue Service that the split-off of Hughes from GM would be tax-free to GM and its stockholders for U.S. federal income tax purposes. No assurances can be given that the approvals will be obtained or the transactions will be completed.

The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the transactions.

For Hughes, the transactions represent an exchange of equity interests by investors. As such, Hughes will continue to account for its assets and liabilities at historical cost and will not apply purchase accounting. Hughes will record the $275 million special cash dividend payment to GM as a reduction to additional paid-in capital. Any difference between the Hughes consolidated tax liability or receivable as determined on a separate return basis and the cash payment to or from GM resulting from the amended income tax allocation agreement between GM and Hughes also will be reflected as a reduction or increase in additional paid-in capital. Upon completion of the transactions, Hughes will expense related costs that include investment advisor fees of approximately $50 million and retention and severance benefits to certain employees of approximately $62 million and approximately $5 million, respectively. In addition, certain employees of Hughes may earn up to $45 million in additional retention benefits during the 12-month period subsequent to the completion of the transactions.

HUGHES ELECTRONICS CORPORATION

As required by the Securities Exchange Board of India (Substantial Acquisition of Shares and Takeovers) Regulations, due to the proposed transactions, on July 14, 2003, Hughes and certain of Hughes’ subsidiaries, together with News Corporation, announced that the parties were making an offer to acquire up to 20% of the outstanding shares of Hughes Software Systems Limited, a 55.44% owned subsidiary of Hughes organized under the laws of India. If the offer is fully subscribed, Hughes’ ownership in Hughes Software Systems Limited would increase from 55.44% to 75.44% at a cost to Hughes, based on current exchange rates, of approximately $34 million.

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

Overview

The continuing operations of Hughes are comprised of the following segments: Direct-To-Home Broadcast, Satellite Services and Network Systems. Hughes’ business segments are described in more detail below, including a discussion of significant transactions affecting the comparability of operating results for the six months ended June 30, 2003 and 2002.

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

Direct-To-Home Broadcast Segment

The Direct-To-Home Broadcast segment consists of the DIRECTV® digital satellite direct-to-home television services located in the United States and Latin America.

The DIRECTV U.S. business represents the results of DIRECTV Holdings LLC and its consolidated subsidiaries. DIRECTV U.S. is the largest provider of direct broadcast satellite television services in the United States, with 11.6 million subscribers as of June 30, 2003.

On June 4, 2002, DIRECTV, Inc., a wholly-owned subsidiary of DIRECTV Holdings LLC, and General Electric Capital Corporation (“GECC”) executed an agreement to settle, for $180 million, a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV programming and related hardware. As a result, in 2002 the provision for loss related to this matter was increased by $122 million, of which $48 million was recorded as a charge to “Selling, general and administrative expenses” in the first quarter of 2002 and $74 million ($27 million in the first quarter of 2002 and $47 million in the second quarter of 2002) was recorded as a charge to “Interest expense.”

HUGHES ELECTRONICS CORPORATION

The Direct-To-Home Broadcast segment also includes the operating results of DLA. DLA includes DLA LLC, Hughes’ 74.7% owned subsidiary that provides DIRECTV programming to local operating companies (“LOC’s”) located in Latin America and the Caribbean basin. DLA also includes the LOC’s that are the exclusive distributors of DIRECTV in Mexico, Brazil, Argentina, Colombia, Trinidad and Tobago and Uruguay; and SurFin Ltd., a company that provides financing of subscriber receiver equipment to certain DLA LOC’s. The non-operating results of DLA include Hughes’ share of the results of unconsolidated LOC’s that are the exclusive distributors of DIRECTV in Venezuela and Puerto Rico and are included in “Other, net.” As more fully discussed in “New Accounting Standards” below, Hughes expects to consolidate the Venezuela and Puerto Rico LOC’s with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”) on July 1, 2003. Hughes records 100% of the net losses incurred by DLA LLC and certain other consolidated LOC’s due to the accumulation of net losses in excess of the minority investors’ investment and Hughes’ continued funding of those businesses.

In 2001, DLA secured a contract for the exclusive rights to broadcast and re-sell the FIFA World Cup soccer tournament, occurring in 2002, in Argentina, Chile, Colombia, Mexico, Uruguay and Venezuela. The cost of the June 2002 competitions of $130 million was charged to operations in the second quarter of 2002 when the live events were broadcast. Because of weak economic conditions in several of its largest markets, DLA was unable to recover the entire cost of the programming, resulting in a loss on the contract of about $75 million in the second quarter of 2002.

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) in order to address its financial and operational challenges. The filing does not include any of the LOC’s, which are expected to continue regular operations. See “DLA LLC Reorganization” below for additional information.

DLA’s 2003 and 2002 operating results have been adversely affected by the economic and political instability throughout Latin America. In particular, revenues and operating profit have been significantly affected by the ongoing devaluation of several local currencies.

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

HUGHES ELECTRONICS CORPORATION

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

Beginning in the third quarter of 2002, Hughes changed the classification of certain subscriber acquisition costs. The costs of free programming and the costs of installation and hardware subsidies for subscribers added through DIRECTV’s customer acquisition program are now included as part of “Broadcast programming and other costs” in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) rather than in “Selling, general and administrative expenses” where they had previously been reported. Prior period amounts have been reclassified to conform to the current period presentation.

Beginning in the first quarter of 2003, Hughes no longer allocates general corporate expenses to its subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues.    Revenues for the second quarter of 2003 increased 8.1% to $2,370.7 million, compared with $2,192.3 million for the second quarter of 2002. The increase in revenues resulted primarily from $166.8 million of higher revenues in the Direct-To-Home Broadcast segment and from $45.2 million of higher revenues in the Network Systems segment. The increase at the Direct-To-Home Broadcast segment resulted primarily from the addition of new DIRECTV subscribers and higher average monthly revenue per subscriber (“ARPU”) in the United States. ARPU represents average monthly revenue per subscriber and is calculated by dividing average monthly revenues for the period by average DIRECTV owned and operated subscribers for the period. This increase was partially offset by lower revenues at DLA due to the $55.0 million of revenues generated by the 2002 World Cup as well as a reduced number of subscribers and lower ARPU. The increase at the Network Systems segment resulted primarily from higher sales in the set-top box and consumer broadband businesses.

Operating Costs and Expenses.    Operating costs and expenses decreased to $2,230.7 million for the second quarter of 2003 from $2,291.0 million for the second quarter of 2002. Broadcast programming and other costs decreased by $4.8 million in the second quarter of 2003 from the same

HUGHES ELECTRONICS CORPORATION

period in 2002 due to the $130 million of costs associated with the 2002 World Cup at DLA, partially offset by higher costs at DIRECTV U.S. resulting from higher programming costs associated with the increase in subscribers, programming rate increases and an increase in customers acquired through direct customer acquisition programs. Costs to acquire customers through direct customer acquisition programs, which primarily consist of the cost of hardware and installation, are included in “Broadcast, programming and other costs” while costs to acquire customers through third-party customer acquisition programs, which primarily consist of commissions paid to dealers, are reflected in “Selling, general and administrative expenses.” Costs of products sold decreased by $14.9 million in the second quarter of 2003 from the second quarter of 2002. Selling, general and administrative expenses decreased by $55.0 million during the second quarter of 2003 compared to the same period in 2002 due primarily to lower third-party customer acquisition costs resulting from fewer subscribers acquired through third-party customer acquisition programs and lower retention, upgrade and other marketing costs at DIRECTV U.S. Depreciation and amortization increased by $14.4 million during the second quarter of 2003 compared to the second quarter of 2002. This increase was primarily due to a $23.8 million increase in depreciation and amortization at the Direct-To-Home Broadcast segment, partially offset by a $14.8 million decrease at the Satellite Services segment.

Operating Profit (Loss) Before Depreciation and Amortization.    Operating profit (loss) before depreciation and amortization, which is a non-GAAP financial measure, can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss),” as presented in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss). Operating profit before depreciation and amortization margin is calculated by dividing operating profit before depreciation and amortization by total revenues. A description of operating profit (loss) before depreciation and amortization and a reconciliation of operating profit (loss) before depreciation and amortization to reported operating profit (loss), the most directly comparable financial measure under accounting principles generally accepted in the United States, is provided in the “Summary Data” above.

Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin increased to $404.7 million and 17.1% for the second quarter of 2003 from $151.6 million and 6.9% for the second quarter of 2002. The increase resulted from the additional margins resulting from the higher revenues at DIRECTV U.S., reduced expenses resulting from cost saving initiatives and the $75.0 million loss from the 2002 World Cup at DLA.

Operating Profit (Loss).    Operating profit for the second quarter of 2003 was $140.0 million and operating profit margin was 5.9%, compared to an operating loss of $98.7 million for the second quarter of 2002. The improvement in operating profit and operating profit margin resulted from the additional margins from the higher revenues at DIRECTV U.S., reduced expenses resulting from cost saving initiatives at each of Hughes’ operating segments and the $75.0 million loss from the 2002 World Cup at DLA.

Interest Income and Expense.    Interest income increased to $15.7 million for the second quarter of 2003 compared to interest income of $7.4 million for the same period of 2002 due to an increase in average cash balances. Interest expense decreased to $84.2 million for the second quarter of 2003 from $121.4 million for the second quarter of 2002. The decrease in interest expense resulted from the $47 million of interest recorded in connection with the GECC dispute in the second quarter of 2002, partially offset by higher average outstanding borrowings and a higher weighted average interest rate in 2003. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”

HUGHES ELECTRONICS CORPORATION

Reorganization Expense.    Reorganization expense for the second quarter of 2003 was $4.1 million. Reorganization expense includes legal and consulting costs incurred by DLA LLC related to its bankruptcy proceedings. See “DLA LLC Reorganization” below for additional information.

Other, Net.    Other, net decreased to a loss of $10.5 million for the second quarter of 2003 from income of $8.9 million for the same period of 2002. Other, net for the second quarter of 2003 resulted primarily from $38.4 million of equity method investee losses, which include $15.7 million related to Hughes’ investment in XM Satellite Radio Holdings Inc. (“XM Satellite Radio”), partially offset by a $24.6 million gain resulting from an increase in the fair market value of an investment in a XM Satellite Radio convertible note. Other, net for the second quarter of 2002 resulted primarily from $36.7 million of accrued liabilities related to costs to exit the DIRECTV Japan business that were reversed upon the resolution of all remaining claims, partially offset by equity method investee losses.

Income Taxes.    Hughes recognized an income tax expense of $20.5 million for the second quarter of 2003 compared to an income tax benefit of $77.5 million for the second quarter of 2002. The increase in tax expense was primarily due to pre-tax income of $56.9 million for the second quarter of 2003 compared to a pre-tax loss of $203.8 million for the second quarter of 2002.

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Change. Hughes reported income from continuing operations before cumulative effect of accounting change of $29.0 million for the second quarter of 2003 compared to a loss of $129.8 million for the same period of 2002.

Loss from Discontinued Operations.    Hughes reported a loss from discontinued operations of $7.4 million for the second quarter of 2003 compared to a loss of $25.3 million for the same period of 2002.

On July 15, 2003, Hughes and The Boeing Company (“Boeing”) settled all matters related to the previously reported dispute arising out of the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing. As a result of the settlement, Hughes recorded an after-tax charge of $7.7 million that was reported in discontinued operations for the quarter ended June 30, 2003.

On February 28, 2003, Hughes completed the shut down of DIRECTV Broadband. As a result, DIRECTV Broadband has been reported as a discontinued operation in the consolidated financial statements, and its revenues, operating costs and expenses and other non-operating results are excluded from the continuing operating results of the Direct-To-Home Broadcast segment for all periods presented herein. For the second quarter of 2003, income from discontinued operations, net of taxes, related to DIRECTV Broadband was $0.3 million. For the second quarter of 2002, the loss from discontinued operations, net of taxes, was $25.3 million.

Direct-To-Home Broadcast Segment

Direct-To-Home Broadcast segment revenues for the second quarter of 2003 increased 9.4% to $1,943.1 million from $1,776.3 million for the second quarter of 2002. The Direct-To-Home Broadcast segment had operating profit before depreciation and amortization of $299.4 million for the second quarter of 2003 compared to $60.5 million for the second quarter of 2002. The operating profit for the segment was $129.9 million for second quarter of 2003 compared to an operating loss of $85.2 million for the second quarter of 2002.

United States.    Revenues for DIRECTV U.S. grew to $1,800 million for the second quarter of 2003, a 16% increase over second quarter of 2002 revenues of $1,550 million. The increase in

HUGHES ELECTRONICS CORPORATION

revenues resulted primarily from the larger subscriber base in 2003 and an increase in ARPU. ARPU for DIRECTV U.S. was $60.90 and $58.10 for the quarters ended June 30, 2003 and 2002, respectively. The increased ARPU was primarily due to a March 2003 price increase, more customer purchases of expanded local channel offerings and higher fees resulting from the increased number of subscribers with multiple set-top receivers. These increases were partially offset by a decrease in pay-per-view revenues due mostly to a special event in the second quarter of 2002 that did not occur in 2003. As of June 30, 2003, DIRECTV had approximately 11.6 million subscribers compared to about 10.7 million subscribers as of June 30, 2002. Excluding subscribers in the National Rural Telecommunications Cooperative (“NRTC”) territories, DIRECTV owned and operated subscribers totaled 9.9 million and 9.0 million at June 30, 2003 and 2002, respectively. DIRECTV added 181,000 net new owned and operated subscribers for the second quarter of 2003, compared to 202,000 net new owned and operated subscribers for the second quarter of 2002. Average monthly subscriber churn was 1.5% for the second quarter of 2003 compared to 1.7% for the second quarter of 2002. This improvement is due to an increase in subscribers who sign up for 12-month programming commitments, improved customer service, an increase in the number of markets with local channels and a higher percentage of customers with multiple set-top receivers. Average monthly subscriber churn represents the monthly percentage of DIRECTV owned and operated subscribers whose service is disconnected, and is calculated by dividing the average monthly number of disconnected DIRECTV owned and operated subscribers, net of reconnected subscribers, during the period by average DIRECTV owned and operated subscribers for the period.

Operating profit before depreciation and amortization was $328 million for the second quarter of 2003 compared to $159 million for the second quarter of 2002. The operating profit for the second quarter of 2003 was $204 million compared to $63 million for the second quarter of 2002. The increase in operating profit before depreciation and amortization was primarily attributable to the additional profit resulting from the higher revenues discussed above, including an increase in higher margin revenues from the price increase, the sale of local channels and fees for multiple set-top receivers, and lower retention, upgrade and other marketing costs. The change in operating profit was due to the improvement in operating profit before depreciation and amortization partially offset by a $10 million increase in depreciation expense associated with capital expenditures since June 30, 2002 and a $19 million increase in amortization expense due to the reinstatement of amortization expense related to certain intangible assets, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-17, “Recognition of Customer Relationship Assets Acquired in a Business Combination,” during the fourth quarter of 2002.

Latin America.    Revenues for DLA decreased 37% to $143 million for the second quarter of 2003 from $227 million for the second quarter of 2002. The decline in revenues resulted from the $55 million of revenues generated from the 2002 World Cup, the 2003 devaluation of the Venezuelan and Mexican currencies and a smaller subscriber base in 2003. Subscribers declined from about 1.7 million as of June 30, 2002 to about 1.5 million as of June 30, 2003. DLA lost approximately 35,000 net subscribers for the second quarter of 2003 compared to 27,000 net new subscriber additions for the second quarter of 2002. The decline in net subscribers for the second quarter of 2003 was primarily due to the negative market impact related to the Chapter 11 reorganization and ongoing economic turmoil in Venezuela. ARPU was $31.60 and $45.80 for the quarters ended June 30, 2003 and 2002, respectively. The decrease in ARPU was primarily related to 2002 World Cup revenues and the 2003 devaluation of the Venezuelan and Mexican currencies against the U.S. dollar.

Operating loss before depreciation and amortization was $29 million for the second quarter of 2003 compared to operating loss before depreciation and amortization of $99 million for the second quarter of 2002. The change in operating loss before depreciation and amortization was primarily due to the $75.0 million loss from the 2002 World Cup and lower 2003 expenses resulting from cost saving

HUGHES ELECTRONICS CORPORATION

initiatives including programming cost reductions resulting from the rejection of certain contracts in connection with the Chapter 11 reorganization. These improvements were partially offset by lower gross profit on the lower revenues discussed above. DLA incurred an operating loss of $74 million in the second quarter of 2003 compared to an operating loss of $148 million in the second quarter of 2002. The decreased operating loss resulted primarily from the improvement in operating loss before depreciation and amortization.

Satellite Services Segment

Revenues for the Satellite Services segment for the second quarter of 2003 decreased $5.8 million to $203.5 million from $209.3 million for the same period in the prior year. This decline was primarily due to occasional service revenue related to the global broadcast distribution of the 2002 World Cup, partially offset by additional revenues recorded in 2003 related to PanAmSat’s new G2 Satellite Solutions division, which was formed after the acquisition of the assets of Hughes Global Services (“HGS”) from Hughes on March 7, 2003. Revenues related to HGS were previously included in Eliminations and Other in the consolidated segment data.

Operating profit before depreciation and amortization for the second quarter of 2003 was $149.3 million, compared to $150.7 million for the second quarter of 2002. The decrease in operating profit before depreciation and amortization was principally due to the decrease in revenues discussed above, partially offset by a reduction in bad debt expense. Operating profit was $74.4 million for the second quarter of 2003 compared to $61.0 million for the second quarter of 2002. The increase in operating profit was due to lower depreciation expense resulting from a satellite that was fully depreciated in July 2002, partially offset by the decline in operating profit before depreciation and amortization.

Network Systems Segment

Revenues for the Network Systems segment for the second quarter of 2003 increased 17.8% to $299.6 million, compared to $254.4 million for the second quarter of 2002. The increase in revenues resulted from increased sales of DIRECTV receiving equipment, which totaled about 750,000 units for the second quarter of 2003 compared to about 512,000 units for the same period of 2002, and revenues from a larger residential and small office/home office DIRECWAY subscriber base. As of June 30, 2003, DIRECWAY had approximately 166,000 consumer subscribers in North America compared to 123,000 as of June 30, 2002.

The Network Systems segment reported operating loss before depreciation and amortization of $9.2 million for the second quarter of 2003, compared to $27.0 million for the second quarter of 2002. The Network Systems segment had an operating loss of $29.8 million for the second quarter of 2003, compared to an operating loss of $43.6 million for the second quarter of 2002. The improvement in operating loss before depreciation and amortization and operating loss resulted from a lower loss in the residential and small office/home office DIRECWAY business due to improved efficiencies associated with the larger subscriber base, and increased revenues and margins in the set-top box business.

Eliminations and Other

The elimination of revenues increased to $75.5 million for the second quarter of 2003 from $47.7 million for the second quarter of 2002. The increase was primarily due to increased shipments of DIRECTV receiving equipment from the Network Systems segment to the Direct-To-Home Broadcast segment, partially offset by a decrease in transponder leasing revenues from the Satellite Services segment to the Direct-To-Home Broadcast segment and a decrease in revenues of $12.1 million due to the sale of the assets of HGS to the Satellite Services segment discussed above.

HUGHES ELECTRONICS CORPORATION

Operating loss from Eliminations and Other increased to an operating loss of $34.5 million for the second quarter of 2003 from $30.9 million for the second quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues.    Revenues for the six months ended June 30, 2003 increased 9.0% to $4,598.0 million, compared with $4,217.1 million for the six months ended June 30, 2002. The increase in revenues resulted primarily from $384.3 million of higher revenues at the Direct-To-Home Broadcast segment from the addition of new DIRECTV subscribers and higher ARPU in the United States, partially offset by a decrease of revenues at DLA due to a decline in subscribers, the $55.0 million of revenues generated by the 2002 World Cup and the 2003 devaluations of Venezuelan and Brazilian currencies against the U.S. dollar. In addition, revenues at the Network Systems segment increased $49.8 million primarily from higher sales in its set-top box and consumer broadband businesses.

Operating Costs and Expenses.    Operating costs and expenses increased to $4,416.1 million for the six months ended June 30, 2003 from $4,403.5 million for the six months ended June 30, 2002. Broadcast programming and other costs increased by $151.2 million in the six months ended June 30, 2003 from the same period in 2002 due to higher costs at DIRECTV U.S. resulting from higher programming costs associated with the increase in subscribers and programming rate increases, and increased costs at the Network Systems segment associated with the increase in revenues discussed above, partially offset by the $130.0 million cost of the 2002 World Cup at DLA. Costs of products sold decreased by $44.9 million in the six months ended June 30, 2003 from the six months ended June 30, 2002 primarily due to lower sales in the Carrier and the DIRECWAY Enterprise businesses at the Network Systems segment. Selling, general and administrative expenses decreased by $119.0 million during the six months ended June 30, 2003 compared to the same period in 2002 due primarily to a lower number of DIRECTV U.S. subscribers acquired through third-party customer acquisition programs, a $48.0 million loss recorded for the GECC dispute in 2002 and lower foreign currency translation losses of $33 million at DLA resulting from a stable Argentine peso for the six months ended June 30, 2003 compared to a deteriorating Argentine peso for the same period in the prior year. These decreases were partially offset by the $95.0 million net gain recorded in 2002 for the NASA claim and a $40.1 million net gain recorded in 2002 related to the PAS 7 insurance claim. Depreciation and amortization increased by $25.3 million during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase was primarily due to a $30 million increase in depreciation expense at DIRECTV U.S. associated with capital expenditures since June 30, 2002 and a $37 million increase in amortization expense at DIRECTV U.S. due to the reinstatement of amortization expense related to certain intangible assets, in accordance with EITF Issue No. 02-17, during the fourth quarter of 2002. The increase at DIRECTV U.S. was partially offset by a $36.5 million decrease at the Satellite Services segment primarily resulting from a satellite becoming fully depreciated in July 2002.

Operating Profit Before Depreciation and Amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin increased to $709.7 million and 15.4%, respectively, for the six months ended June 30, 2003 from $316.1 million and 7.5%, respectively, for the six months ended June 30, 2002. The increase resulted from the additional margins from the higher revenues at DIRECTV U.S. and the Network Systems segment, the $75.0 million loss from the 2002 World Cup and the $48.0 million loss recorded for the GECC dispute in 2002, partially offset by the $95.0 million net gain recorded in 2002 for the NASA claim and a $40.1 million net gain recorded in 2002 related to the PAS 7 insurance claim.

Operating Profit (Loss).    Operating profit for the six months ended June 30, 2003 was $181.9 million and operating profit margin was 4.0%, compared to an operating loss of $186.4 million for the

HUGHES ELECTRONICS CORPORATION

six months ended June 30, 2002. The improvement in operating profit and operating profit margin resulted from the additional margins from the higher revenues at DIRECTV U.S. and the Network Systems segment, the $75.0 million loss from the 2002 World Cup and the $48.0 million loss recorded for the GECC dispute in 2002, partially offset by the $95.0 million net gain recorded in 2002 for the NASA claim, a $40.1 million net gain recorded in 2002 related to the PAS 7 insurance claim and the $25.3 million increase in depreciation and amortization discussed above.

Interest Income and Expense.    Interest income increased to $21.9 million for the six months ended June 30, 2003 compared to interest income of $11.7 million for the same period of 2002 due to an increase in average cash balances. Interest expense decreased to $164.7 million for the six months ended June 30, 2003 from $197.7 million for the six months ended June 30, 2002. The decrease in interest expense resulted from the $74.0 million of interest recorded in connection with the GECC dispute in 2002, partially offset by higher average outstanding borrowings and a higher weighted average interest rate in 2003. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”

Reorganization Expense.    Reorganization expense for the six months ended June 30, 2003 was $11.0 million. Reorganization expense includes legal and consulting costs incurred by DLA LLC related to its bankruptcy proceedings. See “DLA LLC Reorganization” below for additional information.

Other, Net.    Other, net increased to a loss of $38.6 million for the six months ended June 30, 2003 from a loss of $32.7 million for the same period of 2002. Other, net for the six months ended June 30, 2003 resulted primarily from $61.0 million of equity method investee losses, which include $23.7 million related to Hughes’ investment in XM Satellite Radio, partially offset by a $24.6 million gain resulting from an increase in the fair market value of an investment in a XM Satellite Radio convertible note. Other, net for the six months ended June 30, 2002 resulted primarily from a $29.0 million charge recorded for a loan guarantee obligation related to a Hughes affiliate in India and equity method investee losses, partially offset by $36.7 million of accrued liabilities related to the costs to exit the DIRECTV Japan business that were reversed upon the resolution of all remaining claims.

Income Taxes.    Hughes recognized an income tax benefit of $3.7 million for the six months ended June 30, 2003 compared to $154.0 million for the six months ended June 30, 2002. The lower tax benefit for the six months ended June 30, 2003 was primarily due to lower pre-tax losses.

Loss from Continuing Operations Before Cumulative Effect of Accounting Change.    Hughes reported a loss from continuing operations before cumulative effect of accounting change of $21.6 million for the six months ended June 30, 2003 compared to $261.3 million for the same period of 2002.

Loss from Discontinued Operations.    Hughes reported a loss from discontinued operations of $7.7 million for the six months ended June 30, 2003 compared to a loss of $50.2 million for the same period of 2002.

On July 15, 2003, Hughes and Boeing settled all matters related to the previously reported dispute arising out of the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing. As a result of the settlement, Hughes recorded an after-tax charge of $7.7 million that was reported in discontinued operations for the quarter ended June 30, 2003.

On February 28, 2003, Hughes completed the shut down of DIRECTV Broadband. As a result, DIRECTV Broadband has been reported as a discontinued operation in the consolidated financial

HUGHES ELECTRONICS CORPORATION

statements, and its revenues, operating costs and expenses and other non-operating results are excluded from the continuing operating results of the Direct-To-Home Broadcast segment for all periods presented herein. The loss from discontinued operations, net of taxes, was zero and $50.2 million for the six months ended June 30, 2003 and 2002, respectively.

Cumulative Effect of Accounting Change.    Hughes adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The adoption of this standard resulted in the discontinuation of amortization of goodwill and intangible assets with indefinite lives. In accordance with the transition provisions of SFAS No. 142, on January 1, 2002 Hughes recorded a one-time after-tax charge of $681.3 million related to the initial impairment test as a cumulative effect of accounting change. See “New Accounting Standards” below for additional information.

Direct-To-Home Broadcast Segment

Direct-To-Home Broadcast segment revenues for the six months ended June 30, 2003 increased 11.3% to $3,791.0 million from $3,406.7 million for the six months ended June 30, 2002. The Direct-To-Home Broadcast segment had operating profit before depreciation and amortization of $510.7 million for the six months ended June 30, 2003 compared with $39.6 million for the six months ended June 30, 2002. The operating profit for the segment was $168.2 million for six months ended June 30, 2003 compared to an operating loss of $249.2 million for the six months ended June 30, 2002.

United States.    Revenues for DIRECTV U.S. grew to $3,508 million for the six months ended June 30, 2003, a 16% increase over last year’s revenues for the same period of $3,015 million. The increase in revenues resulted primarily from the larger subscriber base in 2003 and an increase in ARPU. ARPU for DIRECTV U.S. was $60.10 and $57.50 for the six months ended June 30, 2003 and 2002, respectively. The increased ARPU was primarily due to a March 2003 price increase, more customer purchases of expanded local channel offerings and higher fees resulting from the increased number of subscribers with multiple set-top receivers. These increases were partially offset by a decrease in pay-per-view revenues due mostly to a special event in the second quarter of 2002 that did not occur in 2003. As of June 30, 2003, DIRECTV had approximately 11.6 million subscribers compared to about 10.7 million subscribers as of June 30, 2002. Excluding subscribers in the NRTC territories, DIRECTV owned and operated subscribers totaled 9.9 million and 9.0 million at June 30, 2003 and 2002, respectively. DIRECTV added 456,000 net new owned and operated subscribers for the six months ended June 30, 2003, compared to 552,000 net new owned and operated subscribers for the six months ended June 30, 2002. Average monthly subscriber churn was 1.5% for the six months ended June 30, 2003 compared to 1.7% for the six months ended June 30, 2002. The improvement is due to an increase in subscribers who sign up for 12-month programming commitments, improved customer service, an increase in the number of markets with local channels and a higher percentage of customers with multiple set-top receivers.

Operating profit before depreciation and amortization was $563 million for the six months ended June 30, 2003 compared to operating profit before depreciation and amortization of $200 million for the six months ended June 30, 2002. The operating profit for the six months ended June 30, 2003 was $314 million compared to $19 million for the six months ended June 30, 2002. The increase in operating profit before depreciation and amortization was primarily attributable to the additional profit resulting from the higher revenues discussed above, including an increase in higher margin revenues from the sale of local channels and fees for multiple set-top receivers, and the $48 million loss recorded for the GECC dispute in 2002. The change in operating profit was due to the improvement in operating profit before depreciation and amortization, partially offset by a $30 million increase in

HUGHES ELECTRONICS CORPORATION

depreciation expense associated with capital expenditures since June 30, 2002 and a $37 million increase in amortization expense due to the reinstatement of amortization expense related to certain intangible assets, in accordance with EITF Issue No. 02-17, during the fourth quarter of 2002.

Latin America.    Revenues for DLA decreased 28% to $283 million for the six months ended June 30, 2003 from $392 million for the six months ended June 30, 2002. The decline in revenues resulted from $55 million of revenues generated from the 2002 World Cup, the 2003 devaluation of the Brazilian and Venezuelan currencies and a smaller subscriber base in 2003. Subscribers declined from about 1.7 million as of June 30, 2002 to about 1.5 million as of June 30, 2003. DLA lost approximately 89,000 net subscribers for the six months ended June 30, 2003 compared to 59,000 net new subscriber additions for the six months ended June 30, 2002. The decline in net subscribers for the six months ended June 30, 2003 was primarily due to negative market impact related to the Chapter 11 reorganization and ongoing economic turmoil in Venezuela. ARPU was $30.80 and $39.90 for the six months ended June 30, 2003 and 2002, respectively. The decrease in ARPU was primarily related to the 2002 World Cup revenues and the devaluation of the Venezuelan and Brazilian currencies against the U.S. dollar during 2003.

Operating loss before depreciation and amortization was $51 million for the six months ended June 30, 2003 compared to $160 million for the six months ended June 30, 2002. The change was primarily due to the $75 million loss from the 2002 World Cup, lower foreign currency translation losses of $33 million resulting from a stable Argentine peso for the six months ended June 30, 2003 compared to a deteriorating Argentine peso for the same period in the prior year and lower 2003 expenses resulting from cost saving initiatives including programming cost reductions resulting from the rejection of certain contracts in connection with the Chapter 11 reorganization. These improvements were partially offset by lower gross profit on the lower revenues mentioned above. DLA incurred an operating loss of $145 million in the six months ended June 30, 2003 compared to an operating loss of $268 million in the six months ended June 30, 2002. The decreased operating loss resulted from the improvement in operating loss before depreciation and amortization as well as a decrease in depreciation expense of $14 million.

Satellite Services Segment

Revenues for the Satellite Services segment for the six months ended June 30, 2003 decreased $13.1 million to $403.3 million from $416.4 million for the same period in the prior year. This decline was primarily due to a termination fee received in 2002 from one of PanAmSat’s video customers and to occasional service revenue related to the global broadcast distribution of the 2002 World Cup, partially offset by additional revenues recorded in 2003 related to PanAmSat’s new G2 Satellite Solutions division.

Operating profit before depreciation and amortization was $297.9 million for the six months ended June 30, 2003, a 1.3% decline from $301.8 million in the six months ended June 30, 2002. The decrease was principally due to the changes in revenue discussed above and a $40.1 million net gain related to the settlement of the PAS-7 insurance claim in 2002. This decrease was partially offset by a reduction in bad debt expense, a decrease in operating expenses as a result of cost reduction initiatives, 2002 net facilities restructuring and severance charges of $12.5 million and an $18.7 million loss on the conversion of several sales-type leases to operating leases by one of PanAmSat’s customers in 2002. Operating profit was $150.7 million for the six months ended June 30, 2003 compared to $118.1 million for the six months ended June 30, 2002. The increase in operating profit was due to lower depreciation expense of $36.5 million primarily resulting from a satellite that was fully depreciated in July 2002, partially offset by the decline in operating profit before depreciation and amortization.

HUGHES ELECTRONICS CORPORATION

Network Systems Segment

Revenues for the Network Systems segment for the six months ended June 30, 2003 increased $49.8 million to $547.0 million, compared to $497.2 million for the six months ended June 30, 2002. The increase in revenues resulted from increased sales of DIRECTV receiving equipment, which totaled about 1,379,000 units for the six months ended June 30, 2003 compared to about 942,000 units for the same period of 2002, and revenues from a larger residential and small office/home office DIRECWAY subscriber base. As of June 30, 2003, DIRECWAY had approximately 166,000 consumer subscribers in North America compared to 123,000 as of June 30, 2002.

The Network Systems segment reported operating loss before depreciation and amortization of $31.4 million for the six months ended June 30, 2003, compared to $57.5 million for the six months ended June 30, 2002. The Network Systems segment had an operating loss of $69.6 million for the six months ended June 30, 2003, compared to an operating loss of $92.1 million for the six months ended June 30, 2002. The improvement in operating loss before depreciation and amortization and operating loss resulted primarily from a lower loss in the residential and small office/home office DIRECWAY business due to improved efficiencies associated with the larger subscriber base.

Eliminations and Other

The elimination of revenues increased to $143.3 million for the six months ended June 30, 2003 from $103.2 million for the six months ended June 30, 2002. The increase was primarily due to increased shipments of DIRECTV receiving equipment from the Network Systems segment to the Direct-To-Home Broadcast segment, partially offset by a decrease in transponder leasing revenues from the Satellite Services segment to the Direct-To-Home Broadcast segment.

Operating profit (loss) from Eliminations and Other decreased to an operating loss of $67.4 million for the six months ended June 30, 2003 from an operating profit of $36.8 million for the six months ended June 30, 2002. The decrease in operating profit resulted primarily from the $95 million net gain recorded in 2002 for the NASA claim.

Liquidity and Capital Resources

During the first six months of 2003, Hughes’ cash and cash equivalents balance increased to $3,185.4 million. The increase in cash and cash equivalents resulted primarily from additional net borrowings of $1,891.0 million and cash provided by operations of $645.6 million partially offset by expenditures for satellites and property of $359.4 million, debt issuance costs of $65.3 million, and cash used in discontinued operations of $66.2 million. Of the $3,185.4 million cash and cash equivalents balance at June 30, 2003, $324.5 million and $795.3 million is generally available only to DIRECTV U.S. and PanAmSat, respectively. Hughes’ management believes that this cash balance plus the incremental borrowing capacity currently available provides Hughes with sufficient long-term liquidity to fund Hughes’ business plan through projected cash flow breakeven.

As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at June 30, 2003 and December 31, 2002 was 2.18 and 1.14, respectively. Working capital increased by $2,560.9 million to $3,014.2 million at June 30, 2003 from working capital of $453.3 million at December 31, 2002. The change was principally due to the repayment of current debt obligations and an increase in cash balances, both of which were funded by the proceeds received from long-term borrowings that resulted from the DIRECTV financing transactions described in more detail below.

HUGHES ELECTRONICS CORPORATION

For the first six months of 2003, Hughes generated approximately $290 million of positive cash flow (defined as the sum of cash flow from operating activities and cash flow from investing activities). For the remainder of 2003, Hughes expects negative cash flow of $90 million to $190 million, driven primarily by capital expenditures, interest payments and funding of DLA. This estimate excludes the $360 million purchase price adjustment payment to Boeing in July 2003. For further discussion of the Boeing purchase price adjustment, see “Commitments and Contingencies” below. This estimate also excludes any cash payments that would be required upon completion of the News Corporation transactions, including the $275 million special cash dividend to GM, investment advisor fees of approximately $50 million and up to $112 million in retention and known severance benefit payments to employees. Hughes’ future cash requirements are expected to be funded from a combination of existing cash balances, cash provided from operations and amounts available under credit facilities.

Common Stock Dividend Policy.    Dividends may be paid on the GM Class H common stock only when, as, and if declared by GM’s Board of Directors in its sole discretion. The GM Board of Directors has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Class H common stock. Similarly, Hughes has not paid dividends on its common stock to GM and does not currently intend to do so in the foreseeable future, with the exception of the special cash dividend to be paid to GM in connection with the News Corporation transactions. Future Hughes earnings, if any, are expected to be retained for the development of the businesses of Hughes.

Stockholder’s Equity Recapitalization.    During April 2003, the Hughes Board of Directors approved the reclassification of the outstanding Hughes Series B convertible preferred stock into Hughes Class B common stock of equivalent value, and a subsequent stock split of Hughes common stock and Hughes Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all outstanding Hughes capital stock, approved the reclassification. Shortly thereafter, GM converted some of its Hughes common stock into an equivalent number of shares of Hughes Class B common stock. As a result of these transactions, Hughes currently has issued and outstanding 1,207,518,237 shares of Hughes common stock and 274,373,316 shares of Hughes Class B common stock, all of which are owned by GM. The terms of the Hughes common stock and Hughes Class B common stock are identical in all respects (with the exception of provisions regarding stock-on-stock dividends) and, at the option of the holder, the Hughes common stock may be converted at any time into Hughes Class B common stock and vice versa. These transactions had no impact on the outstanding number of shares of GM Class H common stock or the Class H dividend base. In connection with the News Corporation transactions, GM Class H common stock will be exchanged for Hughes common stock, and the Hughes Class B common stock will be sold by GM to a wholly-owned subsidiary of News Corporation. Immediately after the completion of the News Corporation transactions, all of the shares of Hughes Class B common stock held by the News Corporation subsidiary will be converted into Hughes common stock.

Cash Flow Information.    Cash provided by operating activities was $645.6 million for the first six months of 2003, compared to $123.6 million for the first six months of 2002. The increase in operating cash flows was primarily the result of the $239.7 million lower net loss from continuing operations before cumulative effect of accounting change in the first six months of 2003 and a decrease in working capital during the first six months of 2003 compared to an increase in working capital during the same period in 2002.

Cash used in investing activities was $354.6 million in the six months ended June 30, 2003, compared to $482.6 million for the same period in 2002. The decrease in cash used in investing activities in the first six months of 2003 primarily resulted from $336.9 million of reduced expenditures

HUGHES ELECTRONICS CORPORATION

for satellites and property and $61.6 million of increased proceeds from the sale of investments. These decreases were partially offset by $215.0 million of reduced proceeds from insurance claims and an increase of $47.7 million related to the purchase of short-term investments which represents restricted cash discussed in further detail below.

Cash provided by financing activities was $1,832.0 million for the first six months of 2003, compared to $578.0 million for the first six months of 2002. Financing activities in the first six months of 2003 include net borrowings of $1,891.0 million partially offset by debt issuance costs of $65.3 million. Financing activities in the first six months of 2002 include net borrowings of $832.7 million, partially offset by the $134.2 million final payment of the Raytheon settlement, debt issuance costs of $58.3 million and the payment of preferred stock dividends to GM.

Cash used in discontinued operations was $66.2 million for the first six months of 2003, compared to $83.0 million for the first six months of 2002.

Notes Payable and Credit Facilities.    Notes Payable. On February 28, 2003, DIRECTV Holdings LLC (“DIRECTV”), a wholly-owned subsidiary of Hughes, issued $1.4 billion in senior notes due in 2013 in a private placement transaction. The ten-year senior notes are unsecured indebtedness guaranteed by all of DIRECTV’s domestic subsidiaries and bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually beginning September 15, 2003. DIRECTV entered into a registration rights agreement with the initial purchasers of the senior notes, which requires DIRECTV to file an exchange offer registration statement relating to the senior notes. Pursuant to the registration rights agreement, DIRECTV filed an exchange offer registration statement on Form S-4 with the SEC on June 26, 2003. Once the exchange offer registration statement becomes effective and the exchange offer begins, the existing holders of the senior notes will be offered the opportunity to participate in the exchange offer on the terms and conditions specified in the exchange offer registration statement and exchange their existing senior notes for registered notes with identical terms, except that the registered notes will have been registered under the Securities Act of 1933, as amended, and will not bear the legends restricting their transfer.

In February 2002, PanAmSat completed an $800.0 million Rule 144A private placement notes offering, which notes were exchanged for registered notes with substantially identical terms in November 2002. These unsecured notes bear interest at an annual rate of 8.5%, payable semi-annually and mature in 2012.

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The $200.0 million five-year notes were repaid in January 2003. The outstanding principal balances and interest rates for the seven, ten, and thirty-year notes as of June 30, 2003 were $275.0 million at 6.125%, $150.0 million at 6.375% and $125.0 million at 6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with a secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured with the bank facility described below by substantially all of PanAmSat’s assets, including its satellites.

Credit Facilities.    On March 6, 2003, DIRECTV entered into a $1,675.0 million senior secured credit facility. The senior secured credit facility is comprised of a $375.0 million Term Loan A, of which $175.0 million was outstanding at June 30, 2003, a $1,050.0 million Term Loan B, which was fully drawn as of June 30, 2003, and a $250.0 million revolving credit facility, which was undrawn at June 30, 2003. The senior secured credit facility is secured by substantially all of DIRECTV’s assets and guaranteed by all of DIRECTV’s domestic subsidiaries. All borrowings under the senior secured credit facility initially bear interest at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”)

HUGHES ELECTRONICS CORPORATION

plus 3.50% (4.75% at June 30, 2003). The revolving credit facility and the Term Loan A each have terms of five years and the Term Loan B matures in 2010. Principal payments under the Term Loan A are due in varying amounts from 2004 to 2008. Principal payments under the Term Loan B are due primarily in 2008 to 2010. DIRECTV distributed to Hughes $2.56 billion of net proceeds from the senior secured credit facility and the sale of senior notes described above. That distribution enabled Hughes to repay the $506.3 million outstanding principal balance plus accrued interest under a prior credit agreement, which was then terminated. The $200.0 million undrawn portion of the Term Loan A is expected to be drawn by DIRECTV by December 2003, and those proceeds may be distributed to Hughes as well. The revolving portion of the senior secured credit facility is available to DIRECTV to fund working capital and other requirements.

On August 5, 2003, DIRECTV replaced the $1,050.0 million Term Loan B with a new $1,225.0 million Term Loan B-1. The $175.0 million of additional borrowings were used to repay the $175.0 million outstanding under the Term Loan A. The terms of the Term Loan B-1 are the same as the Term Loan B, except that the Term Loan B-1 initially bears interest at a rate that is 0.75% lower than Term Loan B (LIBOR plus 2.75%), which can be further reduced if certain conditions are met. As a result, $200.0 million and $250.0 million remain available under the Term Loan A and revolving credit facility, respectively.

In February 2002, PanAmSat entered into a bank facility in the amount of $1,250.0 million. The bank facility is comprised of a $250.0 million revolving credit facility, which was undrawn as of June 30, 2003, a $300.0 million Tranche A Term Loan and a $700.0 million Tranche B Term Loan, both of which were fully drawn as of June 30, 2003. This bank facility replaced a previously existing and undrawn $500.0 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus 2.75%. PanAmSat is required to pay a commitment fee of 0.50% per year on the unused commitments under the revolving credit facility. The Tranche B Term Loan bears interest at LIBOR plus 3.50%. The revolving credit facility and Tranche A Term Loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably with the fixed rate notes described above by substantially all of PanAmSat’s assets, including its satellites. PanAmSat repaid a $1,725.0 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and the registered notes described above.

On July 14, 2003, PanAmSat made an optional prepayment of $350.0 million under its $1,250.0 million bank facility from available cash on hand. The prepayment was applied pro rata against PanAmSat’s Tranche A Term Loan and Tranche B Term Loan. As a result, as of July 14, 2003, outstanding amounts under the Tranche A Term Loan and Tranche B Term Loan were $195.0 million and $455.0 million, respectively. During the third quarter of 2003, PanAmSat will take a non-cash charge of approximately $6 million to write-off debt issuance costs associated with the portion of the bank facility that was prepaid.

On June 18, 2003, PanAmSat and its lenders amended the bank facility to allow for the completion of the News Corporation transactions without causing an event of default under the facility.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with General Motors Acceptance Corporation (“GMAC”). The facility was subsequently amended in February and November 2002, and March 2003. The amendments reduced the size of the facility to $1,500 million and provided

HUGHES ELECTRONICS CORPORATION

for a commitment through March 31, 2004. On June 18, 2003, Hughes voluntarily prepaid amounts owed thereunder and terminated the facility. The facility was comprised of a $1,500 million tranche secured by a $1,500 million Hughes cash deposit. Borrowings under the facility bore interest at GMAC’s cost of funds plus 0.125%, and the $1,500 million cash deposit earned interest at a rate equivalent to GMAC’s cost of funds. Hughes had the legal right of setoff with respect to the $1,500 million GMAC cash deposit, and accordingly offset it against amounts borrowed from GMAC under the $1,500 million tranche in the consolidated statement of financial position.

Other.    $33.8 million in other short-term and long-term debt, related primarily to DLA and HNS’ international subsidiaries, was outstanding at June 30, 2003, bearing fixed and floating rates of interest of 2.55% to 13.00%. Principal on these borrowings is due in varying amounts through 2008.

DIRECTV and PanAmSat are required to maintain certain financial covenants and are also subject to restrictive covenants under their borrowings. These covenants limit DIRECTV’s and PanAmSat’s ability to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new businesses. If DIRECTV or PanAmSat fails to comply with their respective covenants, all or a portion of their respective borrowings could become immediately payable. At June 30, 2003, DIRECTV and PanAmSat were in compliance with all such covenants.

As of June 30, 2003, restricted cash of $47.7 million was included as part of “Prepaid expenses and other” on the Consolidated Balance Sheets. This cash was deposited to secure certain letters of credit and obligations of Hughes’ majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

Hughes’ notes payable and credit facilities mature as follows: $13.2 million in the remainder of 2003; $93.9 million in 2004; $406.8 million in 2005; $138.0 million in 2006; $184.7 million in 2007; and $4,172.2 million thereafter.

Satellite Fleet.    As of June 30, 2003, Hughes had a fleet of 30 satellites, seven owned by DIRECTV U.S. and 23 owned and operated by PanAmSat, including Galaxy XII, which PanAmSat launched in April 2003. Seven additional satellites are currently under construction, including one for DIRECTV, three for PanAmSat and three for the SPACEWAY® platform under development by HNS. Capital expenditures related to satellites totaled $179.9 million and $418.3 million for the six months ended June 30, 2003 and 2002, respectively.

Commitments and Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provided for a potential adjustment to the purchase price based upon the financial statements of the satellite systems manufacturing businesses as of the closing date of the sale. Based upon the final closing date financial statements, Hughes calculated that Boeing was owed a purchase price adjustment of $164 million plus interest accruing at a rate of 9.5% from the date of sale pursuant to the stock purchase agreement. Boeing subsequently submitted additional proposed adjustments which became the subject of a dispute resolution process. Pursuant to a settlement agreement executed on July 15, 2003, Hughes and Boeing settled all outstanding purchase price

HUGHES ELECTRONICS CORPORATION

adjustment disputes and Hughes paid an aggregate of $360 million in cash on July 18, 2003 in satisfaction of both the disputed and undisputed portions of the purchase price adjustment. Boeing also will be released from its commitment to pay Hughes $4.4 million over the next seven years in connection with Boeing’s participation in the settlement with the U.S. Department of State on China launch issues of the mid-1990s. Also in connection with the settlement, HNS agreed to extend the scheduled launch date for the first Boeing built SPACEWAY satellite from the fourth quarter of 2003 until February 2004. As a result of the settlement of the purchase price adjustment dispute, Hughes recorded an after-tax charge of $7.7 million to discontinued operations during the quarter ended June 30, 2003.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2003. After discussion with counsel representing Hughes in those actions, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated results of operations and financial position.

Other Contingencies

The in-orbit satellites of Hughes and its subsidiaries are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of Hughes’ businesses. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of customers.

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its ability to provide service. Where insurance costs related to satellite components or systems that have suffered anomalies in the past are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $450.7 million and the book value of the satellites that were not insured was $1,312.1 million at June 30, 2003. The uninsured amount includes the value of five PanAmSat satellites for which policies were not renewed in May 2003.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy XI and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and PanAmSat expects that both of these satellites will continue to serve these existing customers until PanAmSat replaces or supplements them with new satellites. PanAmSat has not determined when these satellites

HUGHES ELECTRONICS CORPORATION

will be replaced or supplemented but does not currently expect to begin construction on replacement satellites before the second half of 2004. The insurance policies for Galaxy XI and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for PanAmSat to share 10% of future revenues from these satellites with the insurers if the respective proof of loss is accepted. The availability and use of any proceeds from these insurance claims are restricted by the agreements governing PanAmSat’s debt obligations. PanAmSat cannot provide assurance that these proofs of loss will be accepted by the insurers or, if accepted, how much PanAmSat will receive. PanAmSat is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to PanAmSat, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, PanAmSat currently expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time. Hughes also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

In the first quarter of 2003, PanAmSat and the manufacturer of the Galaxy VIII-iR satellite terminated the Galaxy VIII-iR satellite construction contract by mutual agreement. In connection with the termination of the construction contract, as of June 30, 2003, PanAmSat had a receivable due from the satellite manufacturer of $69.5 million. Based upon the terms of the agreement, this receivable is scheduled to be paid in full in December 2003. In addition, PanAmSat has agreed with the Galaxy VIII-iR launch vehicle provider to defer the use of the launch to a future satellite.

PanAmSat and Boeing have determined that the secondary xenon ion propulsion systems (“XIPS”) on two of PanAmSat’s seven Boeing model 601 HP spacecraft are no longer available as a result of failures experienced during June and July 2003. The primary XIPS on each of these satellites had previously ceased working, and both satellites are operating nominally on their backup bi-propellant systems. Their remaining useful lives are now estimated to be between three and six years, based on the bi-propellant fuel on-board and operational actions currently under consideration. Accordingly, PanAmSat will accelerate depreciation of these satellites beginning in the third quarter of 2003 to coincide with their revised estimated useful lives. The additional depreciation expense resulting from this change in estimated useful lives is expected to be between $2.6 million and $4.1 million per month.

PanAmSat has determined that the net book value and its investments in sales-type leases on these two satellites are fully recoverable. One of the satellites is insured, and PanAmSat has filed a proof of loss with the insurers in an amount of $169 million, subject to salvage. However, PanAmSat cannot provide assurance that this proof of loss will be accepted or, if accepted, how much PanAmSat will receive. The insurance policy on the other satellite has an exclusion for XIPS-related anomalies and, accordingly, this is not an insured loss. Any insurance recovery would reduce the net book value of the satellite, at which time the prospective depreciation amount would be adjusted based on the remaining book value of the satellite.

PanAmSat believes that this problem will not affect revenues over the remaining lives of the satellites. Prior to the end of the useful lives of these satellites, PanAmSat plans to transition the affected customers to new or existing in-orbit back up satellites with immediately available capacity. PanAmSat is also developing plans to replace one of the satellites prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract purchased previously.

HUGHES ELECTRONICS CORPORATION

As a result of the XIPS failure, PanAmSat anticipates a reduction in its total backlog of between $280 million and $380 million, as some of the customers on one of these satellites are not contractually obligated to use new or replacement satellites once these satellites are no longer in service.

Two of PanAmSat’s remaining five Boeing model 601 HP satellites have no book value and are no longer in primary customer service. The other three Boeing model 601 HP satellites that PanAmSat operates continue to have XIPS as their primary propulsion system. However, no assurance can be given that PanAmSat will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. The available bi-propellant life is at least 3.7 years on these three remaining satellites.

Hughes is contingently liable under letters of credit and bonds in the aggregate amount of $66.5 million which were undrawn at June 30, 2003, and DLA LLC has guaranteed $3.0 million of bank debt related to non-consolidated LOC’s, which is due in varying amounts through 2005. Additionally, under the terms of the agreement entered into with Grupo Clarín S.A. (“Clarin”), DLA LLC may be contractually obligated to repurchase Clarin’s 3.98% interest in DLA LLC for $195 million in November 2003. DLA LLC has filed a motion with the Bankruptcy Court to reject its obligation under this contract as part of its reorganization proceedings and to subordinate the claims resulting from such rejection to the claims of DLA LLC’s other creditors under the mandatory subordination provisions of Section 510(b) of the Bankruptcy Code. On August 6, 2003, the Bankruptcy Court granted DLA LLC’s motion and determined that these claims should be subordinated. See “DLA LLC Reorganization” below for further discussion.

The Hughes Board of Directors has approved several benefit plans and agreements which contain change-in-control provisions and which are designed to provide benefits for the retention of approximately 217 key employees and also to provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs and, with respect to severance benefits, if an employee subsequently experiences a qualifying termination of employment. In the event of a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed when an employee is terminated. A total of up to approximately $107 million for retention benefits will be paid by Hughes, with approximately $62 million paid and expensed at the time of a change-in-control and approximately $45 million paid up to 12 months following the date of a change-in-control. Approximately $4.5 million of the $62 million will be paid on October 1, 2003, if the News Corporation transactions have not closed by that date. The approximately $45 million paid following the date of a change-in-control will be expensed as earned. In addition, approximately $5 million of known severance payments will be made at the time of closing of the News Corporation transactions. Additional severance benefits to be paid by Hughes to employees will be based upon the decision to layoff such employees, if any, following the date of a change-in-control. In addition, approximately 12.2 million employee stock options (including approximately 2.1 million options held by executive officers and directors of Hughes) will vest upon a qualifying change-in-control and up to an additional 3.7 million employee stock options could vest if employees are laid off within one year following a change-in-control. For purposes of the above benefits and stock options, and under certain other Hughes benefit plans, a successful completion of the News Corporation transactions would qualify as a change-in-control.

Commitments

At June 30, 2003, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $562.5 million, payable as follows: $127.1 million in the remainder of 2003, $182.4 million in 2004, $110.8 million in

HUGHES ELECTRONICS CORPORATION

2005, $60.4 million in 2006, $40.5 million in 2007, and $41.3 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options.

Hughes has minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, manufacturer subsidies agreements, and telemetry, tracking and control services agreements. As of June 30, 2003, minimum payments over the terms of applicable contracts are anticipated to be approximately $3,193.0 million, payable as follows: $417.2 million in the remainder of 2003, $526.8 million in 2004, $435.2 million in 2005, $560.3 million in 2006, $689.8 million in 2007, and $563.7 million thereafter. The Bankruptcy Court has granted DLA LLC’s motion to reject certain contracts for programming commitments with remaining obligations of $767.8 million at the time of rejection, included above. See “DLA LLC Reorganization” below for additional information.

DLA LLC Reorganization

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court. The filing does not include any of DLA LLC’s operating companies in Latin America and the Caribbean, which are expected to continue regular operations. DLA LLC continues to manage its business as a debtor-in-possession (“DIP”). As a DIP, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of its Chapter 11 petition, DLA LLC obtained Bankruptcy Court orders that, among other things, authorized DLA LLC to pay certain pre-petition obligations related to employee wages and benefits and to take certain actions where such payments or actions will benefit its estate or preserve the going concern value of the business enterprise, thereby enhancing the prospects of reorganization.

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

On June 3, 2003, the Bankruptcy Court approved Hughes’ senior secured DIP financing facility in an amount up to $300 million and with a term ending in February 2004 to supplement DLA LLC’s existing cash flow and help ensure that vendors, programmers, employees and other parties receive payment for services provided after the filing of DLA LLC’s Chapter 11 petition. The DIP financing facility also includes funding of up to $2 million to be used by a statutory creditors’ committee appointed in the Chapter 11 proceedings to investigate and possibly initiate certain claims against Hughes and certain of its affiliates.

Due to material uncertainties, it is not possible to predict the length of time DLA LLC will operate under Chapter 11 protection, the outcome of the proceedings in general, whether DLA LLC will continue to operate under its current organizational structure, the effect of the proceedings on DLA LLC’s business and the Chapter 11 recovery by creditors and equity holders of DLA LLC, or whether any claims will be asserted against Hughes and its affiliates and, if asserted, the nature and outcome of such claims. On June 27, 2003, Raven Media, an affiliate of Clarin and a party-in-interest in the bankruptcy case, filed a motion seeking the appointment of a Chapter 11 trustee. On July 15, 2003, the Bankruptcy Court denied the motion.

HUGHES ELECTRONICS CORPORATION

As of June 30, 2003, DLA LLC had approximately $831.7 million in assets, consisting principally of accounts receivable of $675.2 million principally from LOC’s, net fixed assets of $54.9 million and cash of $8.2 million. Liabilities subject to compromise as of June 30, 2003 totaled $1,544.9 million, which includes $1,381.3 million of unsecured debt obligations owed to Hughes.

Under the terms of the agreement entered into with Clarin, DLA LLC may be contractually obligated to repurchase Clarin’s 3.98% interest in DLA LLC for $195 million in November 2003. In the first quarter of 2003, Clarin notified DLA LLC that it believes that under the terms of the agreement, DLA LLC’s decision to initiate discussions to address DLA LLC’s financial and operational challenges had caused DLA LLC to be responsible immediately to purchase Clarin’s equity interest in DLA LLC. DLA LLC has filed a motion with the Bankruptcy Court to reject its obligation under this contract as part of its reorganization proceedings and to subordinate the claims resulting from such rejection to the claims of DLA LLC’s other creditors under the mandatory subordination provisions of Section 510(b) of the Bankruptcy Code. On August 6, 2003, the Bankruptcy Court granted DLA LLC’s motion and determined that these claims should be subordinated.

Hughes’ Consolidated Balance Sheet as of June 30, 2003 includes liabilities subject to compromise of DLA LLC of approximately $163.6 million. Additional liabilities subject to compromise may arise subsequent to the filing date of the Chapter 11 petition resulting from, among other things, rejection of executory contracts, including certain programming contracts, and allowance by the Bankruptcy Court of contingent claims and other disputed amounts. On April 17, 2003, DLA LLC filed with the Bankruptcy Court schedules setting forth DLA LLC’s assets and liabilities as of the date of the petition as reflected in DLA LLC’s records. The amounts of claims filed by DLA LLC’s creditors could differ significantly from the scheduled amounts.

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

For the quarter ended June 30, 2003, DLA LLC had revenues of $85.7 million and a net loss of $83.9 million. The net loss includes reorganization expense of $4.1 million.

Discontinued Operations

DIRECTV Broadband

On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, Hughes recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During the first six months of 2003, there were payments and adjustments of $19.8 million and $14.4 million related to employee severance benefits and contract

HUGHES ELECTRONICS CORPORATION

termination payments, respectively. As of June 30, 2003, $1.5 million related to accruals for employee severance benefits and $4.2 million related to contract termination payments were remaining.

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

Satellite Systems Manufacturing Businesses

Pursuant to the settlement agreement discussed in “Commitments and Contingencies” above related to the purchase price adjustment dispute arising from the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, Hughes recorded an after-tax charge of $7.7 million to discontinued operations during the quarter ended June 30, 2003.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what Hughes believes are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity. For a summary of all of Hughes’ accounting policies, including those discussed below, see Note 2 to the Consolidated Financial Statements included in Hughes’ Current Report on Form 8-K filed with the SEC on July 24, 2003.

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

Valuation of Goodwill and Intangible Assets with Indefinite Lives.    Hughes evaluates the carrying value of goodwill and intangible assets with indefinite lives on an annual basis, and when events and circumstances warrant such a review in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which is described in “New Accounting Standards,” below. Hughes uses estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Changes in estimates of discounted cash flows could result in a write-down of the asset in a future period.

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

Variable Interest Entities

On February 1, 2003, Hughes adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity (“VIE”) where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. An entity is deemed a VIE, if by intention, the equity investment at risk by the investor is insufficient to permit the VIE to finance its activities without additional subordinated financial support, and under certain other circumstances. The determination as to whether an investment is an investment in a VIE is based on

HUGHES ELECTRONICS CORPORATION

the circumstances on the date of investment or when certain events occur that would indicate a potential change in a previous determination.

For investments in VIEs made before February 1, 2003, FIN 46 requires Hughes to consolidate VIEs no later than beginning July 1, 2003. Hughes has determined that the partially-owned LOC’s providing DIRECTV® programming services in Venezuela and Puerto Rico, of which Hughes owns 19.5% and 40.0%, respectively, are VIEs. Hughes will consolidate the Venezuela and Puerto Rico LOC’s beginning on July 1, 2003. Hughes expects to recognize a charge of up to $75 million in the third quarter of 2003 as a result of the adoption of FIN 46, to be recorded as a cumulative effect of accounting change.

Hughes accounted for its investments in the Venezuela and Puerto Rico LOC’s under the equity method of accounting and, through June 30, 2003, reflected approximately 75.0% of their net income or loss in “Other, net” in Hughes’ consolidated statements of operations due to the accumulation of net losses in excess of the other investors’ investments.

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

In the second quarter of 2002, with the assistance of an independent valuation firm, Hughes completed step one of the transitional impairment test to determine whether a potential impairment existed for goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the carrying values of DLA and DIRECTV Broadband exceeded their fair values, therefore requiring performance of step two of the impairment test.

Hughes completed step two of the impairment test for DLA and DIRECTV Broadband in the fourth quarter of 2002 as required by SFAS No. 142. Step two of the transitional test required the comparison

HUGHES ELECTRONICS CORPORATION

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, is not expected to have an impact on Hughes’ consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The adoption of this standard on July 1, 2003, as required, is not expected to have an impact on Hughes’ consolidated results of operations or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. Hughes will apply the accounting required by EITF Issue No. 00-21 to revenue arrangements entered into after June 30, 2003. The adoption of this standard on July 1, 2003, as required, is not expected to have a material impact on Hughes’ consolidated results of operations or financial position.

Security Ratings

Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due. Ratings below Baa3 and BBB- denote sub-investment grade status for Moody’s Investor Services (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), respectively. Ratings in the Ba/BB range generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. Ratings in the B range generally indicate that the obligor currently has financial capacity to meet its financial commitments but there is limited assurance over any long period of time that interest and principal

HUGHES ELECTRONICS CORPORATION

payments will be made or that other terms will be maintained. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

Hughes

On February 28, 2003, Moody’s withdrew Hughes’ Ba3 senior secured credit rating after the Hughes senior secured credit agreement was repaid and terminated on that date. At that time, Moody’s affirmed Hughes’ Ba3 senior implied rating. The rating outlook remained stable for Hughes.

On April 9, 2003, S&P affirmed its long-term corporate credit rating on Hughes of B+. At the same time, S&P revised its Credit Watch implications on Hughes from developing to positive. The rating action stemmed from the announcement of the News Corporation transactions.

DIRECTV

On April 9, 2003, Moody’s affirmed its stable outlook and Ba3 senior implied rating of DIRECTV. The ratings action followed the announcement of the News Corporation transactions. The affirmation is based upon Moody’s expectation that the acquisition will not have a material impact on the credit metrics. On February 19, 2003, Moody’s assigned to DIRECTV a Ba2 senior secured rating with respect to its senior secured credit facilities and a B1 senior unsecured rating on the $1.4 billion of senior unsecured notes. Moody’s has also assigned a Ba3 senior implied and a B2 issuer rating to DIRECTV. Moody’s assigned a stable outlook to DIRECTV’s ratings. The rating outlook presumed diminishing capital and investment requirements, combined with operating profit improvement to generate eventual free cash flow, and therefore the ratings were considered to be moderately prospective.

On February 12, 2003, S&P assigned a BB- rating on the senior secured credit facilities and a B rating on the $1.4 billion of senior unsecured notes. The ratings were placed on Credit Watch with positive implications, based on S&P’s assessment of the likelihood that Hughes or DIRECTV could be acquired by an entity with higher credit quality than Hughes.

PanAmSat

On April 9, 2003, Moody’s affirmed its stable outlook and Ba3 senior implied rating of PanAmSat. The ratings action followed the announcement of the News Corporation transactions.

On April 9, 2003, S&P affirmed its credit ratings for PanAmSat of B+ for long-term corporate credit rating, BB- for senior secured debt, and B- for senior unsecured debt. At the same time, S&P revised its Credit Watch implications on PanAmSat from developing to positive. The rating action stemmed from the announcement of the News Corporation transactions.

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

HUGHES ELECTRONICS CORPORATION

Interest Rate Risk

Hughes is subject to fluctuating interest rates, which may adversely impact its consolidated results of operations and cash flows. Hughes had outstanding debt of $5.0 billion at June 30, 2003 which consisted of PanAmSat’s fixed rate borrowings of $1,350 million and variable rate borrowings of $1,000 million, DIRECTV’s fixed rate borrowings of $1,400 million and variable rate borrowings of $1,225 million, and various other floating and fixed rate borrowings. As of June 30, 2003, the hypothetical impact of a one percentage point increase in interest rates related to Hughes’ outstanding variable rate debt would be to increase annual interest expense by approximately $22 million.

* * *

ITEM 4. CONTROLS AND PROCEDURES

Based upon the required evaluation of Hughes Electronics Corporation’s (“Hughes”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), Hughes’ Chief Executive Officer and Chief Financial Officer concluded that Hughes’ disclosure controls and procedures were effective as of June 30, 2003.

There has been no change in Hughes’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Hughes’ fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, Hughes’ internal control over financial reporting.

* * *

HUGHES ELECTRONICS CORPORATION

PART II

ITEM 1. LEGAL PROCEEDINGS

Summarized below, for the quarter ended June 30, 2003 and through the date of this filing, are changes in material pending legal proceedings involving Hughes Electronics Corporation (“Hughes”). For further information, refer to Hughes’ Annual Report on Form 10-K for the year ended December 31, 2002 and Hughes’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2003 and May 8, 2003, respectively, and Hughes’ Current Reports on Form 8-K filed with the SEC through the date of this report.

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Hughes became, or was, a party during the quarter ended June 30, 2003 or subsequent thereto, but before the filing of this report are summarized below:

In September 2002, DIRECTV, Inc., DIRECTV Enterprises, LLC, and DIRECTV Operations, LLC, referred to together below as the “DIRECTV Parties”, filed a lawsuit in United States District Court in Los Angeles against NDS Limited and related entities (“NDS”), the provider of DIRECTV’s conditional access system, alleging, among other things, breach of contract and misappropriation of trade secrets. NDS filed a motion to dismiss many of the DIRECTV Parties’ claims and on December 30, 2002, the court granted in part and denied in part NDS’ motion. On October 21, 2002, NDS filed counterclaims against the DIRECTV Parties and a chip manufacturer, alleging, among other things, that the DIRECTV Parties and the chip manufacturer misappropriated NDS’ intellectual property and infringed NDS’s patents in developing new conditional access cards. NDS sought injunctive relief as well as an unspecified amount in damages. The DIRECTV Parties disputed these allegations. On August 5, 2003, the DIRECTV Parties, NDS, the chip manufacturer, Hughes and The News Corporation Limited (“News Corporation”), NDS’ parent company, entered into an agreement to stay the litigation pending the closing of the transactions with News Corporation. Upon closing, the litigation and all claims and counterclaims will be dismissed with prejudice. In connection with the agreement to stay the litigation, the parties have entered into specified commercial arrangements, which include resolving certain outstanding payment issues. Such resolution is not material to Hughes’ consolidated results of operation or financial position. If the News Corporation transactions are not consummated, the litigation would remain outstanding, although NDS has agreed not to seek injunctive relief with respect to DIRECTV’s introduction and use of a new conditional access card (known as the D1 card) which contains technology contributed by both DIRECTV and NDS.

* * *

Hughes also has reported previously on a purported class action, P. Shoenfeld Asset Management LLC, et al. v. Shaw et al., filed in Delaware Chancery Court on December 18, 2002, against Hughes and the PanAmSat Board of Directors. The suit alleged that the settlement between EchoStar Communications Corporation (“EchoStar”) and Hughes of all claims related to the termination of the proposed merger between EchoStar and Hughes favored Hughes in violation of alleged fiduciary duties. On July 10, 2003, the Delaware Chancery Court granted defendants’ motions to dismiss all claims with prejudice and denied plaintiffs’ motion for leave to amend the complaint. On August 4, the plaintiffs filed a notice of appeal with the Delaware Supreme Court.

* * *

As previously reported, DIRECTV is involved in several lawsuits with the National Rural Telecommunications Cooperative (“NRTC”), Pegasus Satellite Television, Inc. and Golden Sky

HUGHES ELECTRONICS CORPORATION

Systems, Inc. (collectively “Pegasus”) and a class of NRTC members (the “Class”), regarding premium programming, launch fees, certain advanced services, contract term and post-contract rights of first refusal. On September 11, 2002, DIRECTV filed a motion for summary judgment pertaining to the damages sought by the NRTC for breaches alleged with respect to premium programming, launch fees and advanced services. DIRECTV also moved for summary judgment on tort interference and California Business & Professions Code §17200 claims (“17200 Claims”) of Pegasus and the Class. In rulings in May and June 2003, the Court held that the NRTC has no damage recovery with respect to advanced services, and that the NRTC can only prove damages with respect to premium programming and launch fees if it is able to establish a willful and intentional breach done by decision of the Board or by an empowered senior executive. The Court further granted DIRECTV ‘s motion on the interference claims of Pegasus and the Class, eliminating all their claims for compensatory and punitive damages. The Court also narrowed their §17200 Claims, granting summary judgment to DIRECTV on claims that DIRECTV acted unlawfully or fraudulently and eliminating some claims for restitution. The Court ruled that there was a disputed issue of fact as to whether DIRECTV, Pegasus and the Class are competitors. If it is determined that they are competitors, judgment will be entered in DIRECTV’s favor. If not, Pegasus and the Class must prove that DIRECTV acted unfairly within the meaning of the California Business & Professions Code. In addition, the Court granted DIRECTV ‘s motion for summary judgment on its declaratory relief claim that the contracts between Pegasus Satellite Television, Inc., and Golden Sky Systems, Inc., and the class members and the NRTC, respectively, do not include rights of first refusal. The trial date in this matter has been set for August 14, 2003.

* * *

On June 27, 2000, SuperGuide Corporation (“SuperGuide”) filed suit in the United States District Court for the Western District of North Carolina against DIRECTV Enterprises, Inc., DIRECTV, Inc. and DIRECTV Operations, Inc., which Hughes refers to together in this paragraph as the DIRECTV defendants, Hughes, Thomson Consumer Electronics, Inc., EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation, alleging infringement of three United States patents and seeking unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third-party defendant because it asserts to have exclusive control of the patents by reason of a license agreement with SuperGuide. Based on beneficial rulings narrowing the scope of the asserted claims, the defendants filed motions for summary judgment, and on July 3, 2002, the court granted summary judgment of non-infringement to all of the DIRECTV defendants, Hughes and DIRECTV system manufacturers under all asserted claims of the three patents in the case. Judgment for all defendants dismissing all claims of infringement and awarding costs to defendants was entered on July 25, 2002. Notices of appeal to the Court of Appeals for the Federal Circuit were filed, and the appeal was argued on July 10, 2003.

* * *

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended June 30, 2003, or subsequent thereto, but before the filing of this report are summarized below:

On November 21, 2001, Broadcast Innovations, LLC filed suit in the United States District Court for the District of Colorado against DIRECTV, Inc., Hughes, Thomson multimedia, Inc., Pegasus Satellite Television, Inc., Dotcast, Inc., and EchoStar Communications Corporation, alleging infringement of two United States patents and seeking unspecified damages and injunction. In July 2003, DIRECTV, Hughes and Thomson entered into a settlement, which is not material to Hughes’ consolidated results of operations or financial position, and the matter was dismissed with prejudice on July 17, 2003.

* * *

HUGHES ELECTRONICS CORPORATION

On July 15, 2003, Hughes and The Boeing Company (“Boeing”) settled all matters related to the previously reported dispute arising out of the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing. Pursuant to the settlement agreement, Hughes settled all outstanding purchase price adjustment disputes with Boeing and paid an aggregate of $360 million in cash on July 18, 2003 in satisfaction of both the disputed and undisputed portions of the purchase price adjustment. Boeing also will be released from its commitment to pay Hughes $4.4 million over the next seven years in connection with Boeing’s participation in the settlement with the U.S. Department of State on China launch issues of the mid-1990s. Also in connection with the settlement, HNS agreed to extend the scheduled launch date for the first Boeing built SPACEWAY satellite from the fourth quarter of 2003 until February 2004. As a result of the settlement of the purchase price adjustment dispute, Hughes recorded an after-tax charge of $7.7 million to discontinued operations during the quarter ended June 30, 2003.

* * *

HUGHES ELECTRONICS CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number		Exhibit Name	Page No.

2.1	*

Amendment No. 1 to the Stock Purchase Agreement, dated as of April 25, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 2.2 to Hughes’ Registration Statement on Form S-4 (Registration No. 105851), filed June 5, 2003 (the “Form S-4”))

2.2	*

Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 16, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited and GMH Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 1 to the Form S-4, filed July 24, 2003)

10.1	**	Secured Super-Priority Debtor-In-Possession Revolving Credit Agreement, dated as of March 19, 2003, between DIRECTV Latin America, LLC and Hughes Electronics Corporation (the “DIP Credit Agreement”)

10.2	**	Amendment No. 1 to the DIP Credit Agreement, dated as of April 18, 2003, between DIRECTV Latin America, LLC and Hughes Electronics Corporation

10.3	**	Amendment No. 2 to the DIP Credit Agreement, dated as of May 16, 2003, between DIRECTV Latin America, LLC and Hughes Electronics Corporation

10.4	**	Amendment No. 3 to the DIP Credit Agreement, dated as of June 3, 2003, between DIRECTV Latin America, LLC and Hughes Electronics Corporation

10.5	**	First Amendment to the Credit Agreement, dated as July 30, 2003, between DIRECTV Holdings LLC, Deutsche Bank Trust Company Americas and Bank of America, N.A.

10.6	*

Amendment No. 1, dated as of June 18, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.78.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of PanAmSat Corporation).

31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Filed herewith.

HUGHES ELECTRONICS CORPORATION

(b) REPORTS ON FORM 8-K.

Two reports on Form 8-K dated April 14, 2003 and June 20, 2003, reporting matters under Item 5, Other Events, were filed during the quarter ended June 30, 2003. Two reports on Form 8-K dated April 14, 2003 and May 13, 2003 were submitted to the Securities and Exchange Commission during the quarter ended June 30, 2003, reporting matters under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 9 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, those reports into a filing under the Securities Act or the Securities Exchange Act.

* * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUGHES ELECTRONICS CORPORATION (Registrant)
Date: August 7, 2003
	By	/s/ MICHAEL J. GAINES
Michael J. Gaines Senior Vice President and Chief Financial Officer

HUGHES ELECTRONICS CORPORATION

EXHIBIT INDEX

Exhibit Number		Exhibit Name	Page No.

2.1	*

Amendment No. 1 to the Stock Purchase Agreement, dated as of April 25, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 2.2 to Hughes’ Registration Statement on Form S-4 (Registration No. 105851), filed June 5, 2003 (the “Form S-4”))

2.2	*

Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 16, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited and GMH Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 1 to the Form S-4, filed July 24, 2003)

10.1	**	Secured Super-Priority Debtor-In-Possession Revolving Credit Agreement, dated as of March 19, 2003, between DIRECTV Latin America, LLC and Hughes Electronics Corporation (the “DIP Credit Agreement”)

10.2	**	Amendment No. 1 to the DIP Credit Agreement, dated as of April 18, 2003, between DIRECTV Latin America, LLC and Hughes Electronics Corporation

10.3	**	Amendment No. 2 to the DIP Credit Agreement, dated as of May 16, 2003, between DIRECTV Latin America, LLC and Hughes Electronics Corporation

10.4	**	Amendment No. 3 to the DIP Credit Agreement, dated as of June 3, 2003, between DIRECTV Latin America, LLC and Hughes Electronics Corporation

10.5	**	First Amendment to the Credit Agreement, dated as July 30, 2003, between DIRECTV Holdings LLC, Deutsche Bank Trust Company Americas and Bank of America, N.A.

10.6	*

Amendment No. 1, dated as of June 18, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.78.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of PanAmSat Corporation).

31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Filed herewith.