Form 10-Q
period 2003-09-30
HUGHES ELECTRONICS CORP
filed 2003-11-07
CIK 944868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-26035

HUGHES ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

STATE OF DELAWARE	52-1106564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 East Imperial Highway

El Segundo, California 90245

(310) 964-0808

(Address, including zip code, and telephone number, including area code, of registrants’ principal executive office)

200 North Sepulveda Boulevard

El Segundo, California 90245

(310) 662-9688

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 6, 2003, there were 1,207,518,237 shares of the registrant’s $0.01 par value common stock and 274,373,316 shares of the registrant’s $0.01 par value Class B common stock outstanding.

The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

HUGHES ELECTRONICS CORPORATION

INDEX

Page No

Part I—Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) for the Three and Nine Months Ended September 30, 2003 and 2002	3

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	5

Notes to the Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 4. Controls and Procedures	60

Part II—Other Information (Unaudited)

Item 1. Legal Proceedings	61

Item 6. Exhibits and Reports on Form 8-K	64

Signature	65

HUGHES ELECTRONICS CORPORATION

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND

AVAILABLE SEPARATE CONSOLIDATED NET INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Revenues
Direct broadcast, leasing and other services	$2,311.8	$1,952.8	$6,579.7	$5,784.0
Product sales	258.4	241.9	588.5	627.8

Total Revenues	2,570.2	2,194.7	7,168.2	6,411.8

Operating Costs and Expenses, Exclusive of Depreciation and Amortization Expenses Shown Separately Below
Broadcast programming and other costs	1,186.9	965.1	3,323.9	2,950.9
Cost of products sold	234.7	209.5	547.5	567.2
Selling, general and administrative expenses	789.8	750.3	2,228.3	2,307.8
Depreciation and amortization	282.3	253.8	810.1	756.3

Total Operating Costs and Expenses	2,493.7	2,178.7	6,909.8	6,582.2

Operating Profit (Loss)	76.5	16.0	258.4	(170.4)
Interest income	10.6	5.4	32.5	17.1
Interest expense	(76.3)	(76.1)	(241.0)	(273.8)
Reorganization expense	(8.2)	—	(19.2)	—
Other, net	0.6	78.7	(38.0)	46.0

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	3.2	24.0	(7.3)	(381.1)
Income tax benefit (expense)	44.3	(9.2)	48.0	144.8
Minority interests in net earnings of subsidiaries	(6.0)	(4.1)	(20.8)	(14.3)

Income (loss) from continuing operations before cumulative effect of accounting changes	41.5	10.7	19.9	(250.6)
Income (loss) from discontinued operations, net of taxes	0.1	(24.3)	(7.6)	(74.5)

Income (loss) before cumulative effect of accounting changes	41.6	(13.6)	12.3	(325.1)
Cumulative effect of accounting changes, net of taxes	(64.6)	—	(64.6)	(681.3)

Net Loss	(23.0)	(13.6)	(52.3)	(1,006.4)
Preferred stock dividends	—	—	—	(46.9)

Loss Used for Computation of Available Separate Consolidated Net Income (Loss)	$(23.0)	$(13.6)	$(52.3)	$(1,053.3)

Available Separate Consolidated Net Income (Loss)
Average number of shares of General Motors Class H Common Stock outstanding (in millions) (Numerator)	1,108.4	958.1	1,068.7	906.6
Average Class H dividend base (in millions) (Denominator)	1,382.8	1,381.7	1,382.2	1,330.2
Available Separate Consolidated Net Income (Loss)	$(18.4)	$(9.4)	$(40.4)	$(717.9)

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$2,627.9	$1,128.6
Accounts and notes receivable, net of allowances of $122.9 and $102.4	835.6	1,133.9
Contracts in process	127.4	165.9
Inventories	292.5	230.3
Deferred income taxes	6.0	97.7
Prepaid expenses and other	954.6	900.0

Total Current Assets	4,844.0	3,656.4
Satellites, net of accumulated depreciation of $1,672.1 and $1,497.2	4,715.2	4,922.6
Property, net of accumulated depreciation of $2,271.2 and $1,766.0	2,018.6	2,017.4
Goodwill, net	5,779.4	5,775.2
Intangible Assets, net	594.0	644.7
Net Investment in Sales-type Leases	120.9	161.9
Investments and Other Assets	859.8	706.9

Total Assets	$18,931.9	$17,885.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,040.3	$1,039.0
Deferred revenues	241.1	166.4
Short-term borrowings and current portion of long-term debt	96.1	727.8
Accrued liabilities and other	948.0	1,269.9

Total Current Liabilities	2,325.5	3,203.1
Long-Term Debt	4,601.7	2,390.0
Other Liabilities and Deferred Credits	1,011.0	1,178.4
Deferred Income Taxes	424.2	581.2
Commitments and Contingencies
Minority Interests	583.9	555.3
Stockholder’s Equity
Common stock and additional paid-in capital	11,106.0	10,151.8
Convertible preferred stock, Series B	—	914.1
Retained earnings (deficit)	(1,079.4)	(1,027.1)

Subtotal Stockholder’s Equity	10,026.6	10,038.8

Accumulated Other Comprehensive Loss Minimum pension liability adjustment	(32.3)	(32.3)
Accumulated unrealized gains (losses) on securities and derivatives	15.8	(3.3)
Accumulated foreign currency translation adjustments	(24.5)	(26.1)

Accumulated other comprehensive loss	(41.0)	(61.7)

Total Stockholder’s Equity	9,985.6	9,977.1

Total Liabilities and Stockholder’s Equity	$18,931.9	$17,885.1

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in Millions)
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$892.2	$457.7

Cash Flows From Investing Activities
Investment in companies, net of cash acquired	(18.7)	(2.0)
Purchase of short-term investments	(91.1)	(95.7)
Expenditures for property	(289.5)	(389.2)
Expenditures for satellites	(189.4)	(594.7)
Proceeds from sale of investments	67.2	217.3
Proceeds from insurance claims	—	215.0
Other	32.2	1.3

Net Cash Used in Investing Activities	(489.3)	(648.0)

Cash Flows From Financing Activities
Net decrease in short-term borrowings	(478.1)	(889.3)
Long-term debt borrowings	2,626.5	1,801.1
Repayment of long-term debt	(568.4)	(183.1)
Debt issuance costs	(68.4)	(58.5)
Stock options exercised	12.9	7.2
Preferred stock dividends paid to General Motors	—	(68.7)
Payment on Raytheon settlement	—	(134.2)

Net Cash Provided by Financing Activities	1,524.5	474.5

Net cash provided by continuing operations	1,927.4	284.2
Net cash used in discontinued operations	(428.1)	(121.1)

Net increase in cash and cash equivalents	1,499.3	163.1
Cash and cash equivalents at beginning of the period	1,128.6	700.1

Cash and cash equivalents at end of the period	$2,627.9	$863.2

Supplemental Cash Flow Information
Cash paid for interest	$244.0	$242.0
Cash received for income taxes	22.5	302.4

Reference should be made to the Notes to the Consolidated Financial Statements.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Hughes Electronics Corporation (“Hughes”) is a wholly-owned subsidiary of General Motors Corporation (“GM”). GM Class H common stock tracks the financial performance of Hughes.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the revised consolidated financial statements and footnotes thereto as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 included in Hughes’ Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 24, 2003, Hughes’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, filed on May 8, 2003 and August 8, 2003, respectively, and all other Hughes filings, including other Current Reports on Form 8-K, filed with the SEC through the date of this report.

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

Under the terms of the proposed transactions, holders of GM Class H common stock would first exchange their shares for Hughes common stock on a one-share-for-one-share basis in the split-off, followed immediately by an exchange of approximately 17.7% of the Hughes common stock they receive in the split-off for News Corporation Preferred ADSs and/or cash. The number of News Corporation Preferred ADSs payable to GM and Hughes common stockholders, based on a fixed-price of $14 per Hughes share, will be adjusted within a collar range of 20% above or below the News Corporation Preferred ADS price of $22.40. This mandatory exchange of about 17.7% of the shares of Hughes common stock for News Corporation Preferred ADSs and/or cash will be a taxable transaction for U.S federal income tax purposes. The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the GM Restated Certificate of Incorporation, as amended.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

For Hughes, the transactions represent an exchange of equity interests by investors. As such, Hughes will continue to account for its assets and liabilities at historical cost and will not apply purchase accounting. Hughes will record the $275 million special cash dividend payment to GM as a reduction to additional paid-in capital. Any difference between the Hughes consolidated tax liability or receivable as determined on a separate return basis and the cash payment to or from GM resulting from the amended income tax allocation agreement between GM and Hughes also will be reflected as a reduction or increase in additional paid-in capital. Upon completion of the transactions, Hughes will expense related costs that include investment advisor fees of approximately $50 million and retention and known severance benefits to certain employees of approximately $57 million and approximately $5 million, respectively. In addition, certain employees of Hughes may earn up to $44 million in additional retention benefits during the 12 month period subsequent to the completion of the transactions.

GM received a private-letter ruling from the U.S. Internal Revenue Service confirming that the distribution of Hughes common stock to the holders of GM Class H common stock, in connection with the split-off, would be tax-free to GM and its Class H stockholders for federal income tax purposes. In addition, the transactions have been approved by a majority of each class of GM common stockholders—GM $1-2/3 and GM Class H—voting both as separate classes and together as a single class based on their respective voting power. The transactions remain subject to certain conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission (“FCC”) approvals. No assurances can be given that the approvals will be obtained or the transactions will be completed.

As required by the Securities Exchange Board of India (Substantial Acquisition of Shares and Takeovers) Regulations, due to the proposed transactions with News Corporation, on July 14, 2003, Hughes and certain of Hughes’ subsidiaries, together with News Corporation, announced that the parties were making an offer to acquire up to 20% of the outstanding shares of Hughes Software Systems Limited, a 55.44% owned subsidiary of Hughes organized under the laws of India. The offer was made in accordance with the provisions of Indian law and closed on September 18, 2003. A total of 825 shares were tendered at a purchase price of 232 rupees per share for a total cost at current exchange rates of approximately $4,200. The parties are currently seeking Indian governmental approvals necessary to conclude the acquisition of tendered shares.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In response to the announcement of the transactions with News Corporation, the customers and strategic partners of Hughes may delay or defer decisions, which could have a material adverse effect on Hughes’ businesses, regardless of whether the transactions are ultimately completed. Similarly, current and prospective employees of Hughes may experience uncertainty about their future roles with Hughes upon completion of the transactions, which may materially adversely affect Hughes’ ability to attract and retain key management, sales, marketing and technical personnel.

The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the transactions with News Corporation.

For additional information regarding the proposed transactions with News Corporation, refer to Hughes’ Registration Statement on Form S-4 filed with the SEC and declared effective on August 21, 2003.

Note 2. New Accounting Standards

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity (“VIE”) where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. In October 2003, the FASB deferred the effective date for the consolidation of VIEs created prior to February 1, 2003 to December 31, 2003 for calendar year-end companies, with earlier application encouraged. Hughes applied this interpretation as of its original effective date of July 1, 2003 for entities created prior to February 1, 2003. Hughes has determined that the partially-owned local operating companies (“LOC’s”) providing DIRECTV® programming services in Venezuela and Puerto Rico, of which Hughes owns 19.5% and 40.0%, respectively, are VIEs. As a result, on July 1, 2003, Hughes began consolidating the Venezuelan and Puerto Rican LOC’s resulting in an increase in total assets of $55.1 million, which included $29.1 million of cash. The adoption of this interpretation resulted in Hughes recording an after-tax charge of $64.6 million to cumulative effect of accounting changes in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss).

Prior to July 1, 2003, Hughes accounted for its investments in the Venezuelan and Puerto Rican LOC’s under the equity method of accounting and, through June 30, 2003, reflected approximately 75.0% of their net income or loss in “Other, net” in Hughes’ consolidated statements of operations due to the accumulation of net losses in excess of other investors’ investments.

Stock-Based Compensation

Beginning in the first quarter of 2003, Hughes adopted the fair value based method of accounting for stock-based employee compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” Hughes elected to follow the prospective method of adoption, which results in the recognition of fair value based compensation cost in the consolidated statements of operations for stock options and

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

other stock-based awards granted to employees on or after January 1, 2003. Stock options and other stock-based awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in the consolidated statements of operations.

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Loss used for computation of available separate consolidated net income (loss), as reported	$(23.0)	$(13.6)	$(52.3)	$(1,053.3)
Add: Stock compensation cost (benefit), net of taxes, included above	3.9	(1.1)	8.5	1.3
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(19.5)	(35.8)	(78.6)	(139.5)

Pro forma loss used for computation of available separate consolidated net income (loss)	$(38.6)	$(50.5)	$(122.4)	$(1,191.5)

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

In the first quarter of 2002, Hughes completed the required transitional impairment test for intangible assets with indefinite lives, which consisted of FCC licenses for direct-to-home broadcasting frequencies (“Orbital Slots”), and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002.

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

Hughes completed step two of the impairment test for DLA and DIRECTV Broadband in the fourth quarter of 2002 as required by SFAS No. 142. Step two of the transitional test required the comparison of the fair value of the reporting unit goodwill with the carrying value of that goodwill. As a result of completing step two, Hughes determined that the carrying value of reporting unit goodwill exceeded the fair value of that goodwill and that all of the goodwill recorded at DLA and DIRECTV Broadband, $631.8 million and $107.9 million, respectively, was impaired. Hughes also recorded a $16.0 million charge representing its share of the goodwill impairment of an equity method investee. Therefore, Hughes recorded a charge to cumulative effect of accounting changes, net of taxes, of $681.3 million ($755.7 million pre-tax) as of January 1, 2002 in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss).

Other

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. Hughes elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not materially affect Hughes’ consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on Hughes’ consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The adoption of this standard on July 1, 2003, as required, had no impact on Hughes’ consolidated results of operations or financial position.

Hughes adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” on January 1, 2003. SFAS No. 145 eliminates the requirement to present gains and losses on the early extinguishment of debt as an extraordinary

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

item, and resolves accounting inconsistencies for certain lease modifications. The adoption of this standard had no impact on Hughes’ consolidated results of operations or financial position.

Note 3. Inventories

Major Classes of Inventories

	September 30, 2003	December 31, 2002
	(Dollars in Millions)
Productive material and supplies	$66.3	$34.7
Work in process	94.6	70.0
Finished goods	162.7	160.1
Provision for excess or obsolete inventory	(31.1)	(34.5)

Total	$292.5	$230.3

Note 4. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2003 were as follows:

	Direct-To- Home Broadcast	Satellite Services	Network Systems	Total
	(Dollars in Millions)
Balance as of December 31, 2002	$3,029.1	$2,743.7	$2.4	$5,775.2
Additions	2.6	1.6	—	4.2

Balance as of September 30, 2003	$3,031.7	$2,745.3	$2.4	$5,779.4

The following table sets forth the amounts recorded for intangible assets at September 30, 2003:

	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital Slots	Indefinite	$463.0	$30.6	$432.4
Subscriber Base and Customer List	2-5	224.9	182.0	42.9
Dealer Network	12	130.0	32.3	97.7
Intangible Pension Asset	—	21.0	—	21.0

Total Intangible Assets		$838.9	$244.9	$594.0

The following table sets forth the amounts recorded for the amortization of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Subscriber Base and Customer List	$16.3	—	$48.7	—
Dealer Network	2.3	—	6.9	—

Total Amortization of Intangible Assets	$18.6	—	$55.6	—

The increase in amortization expense for the three months and nine months ended September 30, 2003 compared to the same periods in 2002 is due to the reinstatement in the fourth quarter of 2002 of subscriber base and dealer network intangible asset amortization at the Direct-To-Home Broadcast

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

segment as a result of the issuance of EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” Prior to the issuance of EITF No. 02-17 in October 2002, Hughes had reclassified its subscriber base and dealer network intangible assets to goodwill as part of the 2002 implementation of SFAS No. 142 and therefore no amortization expense was recorded in the first three quarters of 2002 for these assets.

In accordance with SFAS No. 142, no amortization expense is recorded for goodwill and intangible assets with indefinite lives. Estimated amortization expense for intangible assets in each of the next five years is as follows: $18.7 million in the remainder of 2003; $32.1 million in 2004; $10.2 million in 2005; $10.2 million in 2006; $10.2 million in 2007; and $59.2 million thereafter.

Note 5. Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at September 30, 2003	September 30, 2003	December 31, 2002
		(Dollars in Millions)
Short-term borrowings	2.67%—13.00%	$51.2	$21.5
Current portion of long-term debt	3.87%—5.07%	44.9	706.3

Total short-term borrowings and current portion of long-term debt		$96.1	$727.8

Long-Term Debt

	Interest Rates at September 30, 2003	September 30, 2003	December 31, 2002
		(Dollars in Millions)
Notes payable	6.13%—8.50%	$2,750.0	$1,550.0
Credit facilities	3.87%—5.07%	1,875.0	1,506.3
Other debt	3.31%—12.10%	21.6	40.0

Total debt		4,646.6	3,096.3
Less current portion		44.9	706.3

Total long-term debt		$4,601.7	$2,390.0

Notes Payable.    On February 28, 2003, DIRECTV Holdings LLC (“DIRECTV”), a wholly-owned subsidiary of Hughes, issued $1.4 billion in senior notes due in 2013 in a private placement transaction. In September 2003, all of the senior notes were exchanged for notes registered under the Securities Act of 1933 with substantially identical terms. The ten-year registered notes are unsecured indebtedness guaranteed by all of DIRECTV’s domestic subsidiaries and bear interest at 8.375%. Principal is payable upon maturity, while interest is payable semi-annually, beginning with the payment made on September 15, 2003.

In February 2002, PanAmSat Corporation (“PanAmSat”), an approximately 81% owned subsidiary of Hughes, completed an $800.0 million Rule 144A private placement notes offering, which notes were exchanged for registered notes with substantially identical terms in November 2002. These unsecured notes bear interest at an annual rate of 8.5%, payable semi-annually, and mature in 2012.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The $200.0 million five-year notes were repaid in January 2003. The outstanding principal balances and interest rates for the seven, ten, and thirty-year notes as of September 30, 2003 were $275.0 million at 6.125%, $150.0 million at 6.375% and $125.0 million at 6.875%, respectively. Principal is payable at maturity, while interest is payable semi-annually. In connection with a secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured with the bank facility by substantially all of PanAmSat’s assets, including its satellites.

Credit Facilities.    On March 6, 2003, DIRECTV entered into a $1,675.0 million senior secured credit facility, comprised of a $375.0 million Term Loan A, of which $175.0 million was drawn, a $1,050.0 million Term Loan B, which was fully drawn, and a $250.0 million revolving credit facility, which was undrawn. Borrowings under the Term Loan A and the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 3.50%. Borrowings under the Term Loan B bore interest at LIBOR plus 3.50% until it was replaced in August 2003 by the Term Loan B-1. DIRECTV distributed to Hughes the $2.56 billion of proceeds, net of debt issuance costs, from the initial borrowings under the senior secured credit facility and the sale of senior notes, described above. This distribution enabled Hughes to repay the $506.3 million outstanding principal balance and accrued interest under a prior credit agreement, which was then terminated.

In August 2003, DIRECTV amended the senior secured credit facility to replace the $1,050.0 million Term Loan B with a new $1,225.0 million Term Loan B-1 and to reduce the size of the Term Loan A from $375.0 million to $200.0 million, repaying the $175.0 million that was previously outstanding under the Term Loan A with additional borrowings from the Term Loan B-1. Borrowings under the Term Loan B-1 bear interest at a rate equal to LIBOR plus 2.75%, which may be increased or decreased under certain conditions. The revolving credit facility was not affected by the amendment. DIRECTV is required to pay a commitment fee of 0.50% and 1.25% per year on the unused commitments under the revolving credit facility and Term Loan A, respectively. The revolving credit facility and the Term Loan A each have terms of five years and the Term Loan B-1 matures in 2010. Principal payments under the Term Loan A are due in varying amounts from 2004 to 2008. Principal payments under the Term Loan B-1 are due primarily in 2008 to 2010. As of September 30, 2003, the Term Loan A and the revolving credit facility were undrawn and the Term Loan B-1 was fully drawn. The Term Loan A may be drawn by DIRECTV until December 2003 and those proceeds may be distributed to Hughes. The revolving portion of the senior secured credit facility is available to DIRECTV to fund working capital and other requirements. The senior secured credit facility is secured by substantially all of DIRECTV’s assets and is fully and unconditionally guaranteed, jointly and severally, by all of DIRECTV’s domestic subsidiaries.

In February 2002, PanAmSat entered into a bank facility in the amount of $1,250.0 million. The bank facility is comprised of a $250.0 million revolving credit facility, which was undrawn as of September 30, 2003, a $300.0 million Tranche A Term Loan and a $700.0 million Tranche B Term Loan. This bank facility replaced a previously existing and undrawn $500.0 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus 2.75%. PanAmSat is required to pay a commitment fee of 0.50% per year on the unused commitments under the revolving credit facility. The Tranche B Term Loan bears interest at LIBOR plus 3.50%. The revolving credit facility and Tranche A Term Loan interest rates may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

primarily at maturity. The facilities are secured ratably with the fixed rate notes described above by substantially all of PanAmSat’s assets, including its satellites. PanAmSat repaid a $1,725.0 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and the registered notes described above.

On June 18, 2003, PanAmSat and its lenders amended the bank facility to allow for the completion of the News Corporation transactions without causing an event of default under the facility.

On July 14, 2003, PanAmSat made an optional prepayment of $350.0 million under its $1,250.0 million bank facility from available cash on hand. The prepayment was applied pro rata against PanAmSat’s Tranche A Term Loan and Tranche B Term Loan. As of September 30, 2003, outstanding amounts under the Tranche A Term Loan and Tranche B Term Loan were $195.0 million and $455.0 million, respectively.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with General Motors Acceptance Corporation (“GMAC”). The facility was subsequently amended in February and November 2002, and March 2003. The amendments reduced the size of the facility to $1,500.0 million and provided for a commitment through March 31, 2004. On June 18, 2003, Hughes voluntarily prepaid amounts owed thereunder and terminated the facility. The facility was comprised of a $1,500.0 million tranche secured by a $1,500.0 million Hughes cash deposit. Borrowings under the facility bore interest at GMAC’s cost of funds plus 0.125%, and the $1,500.0 million cash deposit earned interest at a rate equivalent to GMAC’s cost of funds. Hughes had the legal right of setoff with respect to the $1,500.0 million GMAC cash deposit, and accordingly offset it against amounts borrowed from GMAC under the $1,500.0 million tranche in the consolidated statement of financial position.

Other.    $72.8 million in other short-term and long-term debt, related primarily to DLA and Hughes Network Systems, Inc.’s (“HNS”) international subsidiaries, was outstanding at September 30, 2003. Principal on these borrowings is due in varying amounts through 2008.

Hughes’ notes payable and credit facilities mature as follows: $51.2 million in the remainder of 2003; $55.8 million in 2004; $343.0 million in 2005; $66.3 million in 2006; $93.2 million in 2007; and $4,088.3 million thereafter.

DIRECTV and PanAmSat are required to maintain certain financial covenants and are also subject to restrictive covenants under their borrowings. These covenants limit the ability of DIRECTV, PanAmSat and their respective subsidiaries to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new businesses. If DIRECTV or PanAmSat fails to comply with their respective covenants, all or a portion of their respective borrowings could become immediately payable. At September 30, 2003, DIRECTV and PanAmSat were in compliance with all such covenants.

As of September 30, 2003, restricted cash of $91.2 million was included as part of “Prepaid expenses and other” on the Consolidated Balance Sheets. This cash was deposited to secure certain letters of credit and obligations of Hughes and Hughes’ majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 6. Comprehensive Loss

Hughes’ total comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Net loss	$(23.0)	$(13.6)	$(52.3)	$(1,006.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	0.9	(1.7)	1.6	3.6
Less: reclassification adjustment for net losses recognized during the period	—	20.9	—	20.9
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains (losses)	7.8	(47.3)	19.1	(170.3)
Less: reclassification adjustment for net gains recognized during the period	—	(93.9)	—	(93.9)

Other comprehensive income (loss)	8.7	(122.0)	20.7	(239.7)

Total comprehensive loss	$(14.3)	$(135.6)	$(31.6)	$(1,246.1)

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

The following table sets forth comparative information regarding GM Class H common stock and the GM Class H dividend base for the nine months ended September 30:

	2003	2002
	(Shares in Millions)
GM Class H Common Stock Outstanding
Shares at January 1	958.3	877.5
Shares issued for mandatory redemption of GM Series H preference stock	—	80.1
Shares issued for stock options exercised	1.2	0.5
Shares contributed by GM to certain of its U.S. employee benefit plans	149.2	—

Shares at September 30	1,108.7	958.1

Weighted average number of shares of GM Class H common stock outstanding (Numerator)	1,068.7	906.6

GM Class H Dividend Base
GM Class H dividend base at January 1	1,381.9	1,301.1
Increase for mandatory redemption of GM Series H preference stock	—	80.1
Increase for stock options exercised	1.2	0.5

GM Class H dividend base at September 30	1,383.1	1,381.7

Weighted average GM Class H dividend base (Denominator)	1,382.2	1,330.2

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Note 9. DLA LLC Reorganization

On March 18, 2003, DIRECTV Latin America, LLC (“DLA LLC”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). The filing did not include any of DLA LLC’s operating companies in Latin America and the Caribbean, which are expected to continue regular operations. DLA LLC continues to manage its business as a debtor-in-possession (“DIP”). Under Chapter 11 of the Bankruptcy Code, management is authorized to operate the business but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of its Chapter 11 petition, DLA LLC obtained Bankruptcy Court orders that, among other things, authorized DLA LLC to pay certain pre-petition obligations related to employee wages and benefits and to take certain actions where such payments or actions will benefit its estate or preserve the going concern value of the business enterprise, thereby enhancing the prospects of reorganization.

Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by DLA LLC at the filing date are stayed and other pre-petition contractual obligations may not be enforced against DLA LLC. In addition, DLA LLC has the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties to rejected executory contracts may file claims with the Bankruptcy Court. The Bankruptcy Court has approved DLA LLC’s rejection of certain future commitments under programming contracts with estimated remaining minimum payments totaling $767.8 million at the time of rejection. DLA LLC no longer broadcasts the programming related to rejected contracts.

On June 3, 2003, the Bankruptcy Court approved DLA LLC’s senior secured DIP financing facility provided by Hughes in an amount up to $300 million and with a term ending in February 2004. This funding is required to supplement DLA LLC’s existing cash flow and help ensure that vendors, programmers, employees and other parties receive payment for services provided after the filing of DLA LLC’s Chapter 11 petition. The DIP financing facility also includes funding of up to $2 million to be used by a statutory creditors’ committee appointed in the Chapter 11 proceedings to investigate and possibly initiate certain claims against Hughes and certain of its affiliates.

DLA LLC has indicated that additional funding is likely to be required following the conclusion of the bankruptcy process until it can reach the number of subscribers required to achieve cash flow breakeven. DLA LLC currently projects that this will be achieved in 2005.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Due to material uncertainties, it is not possible to predict the length of time DLA LLC will operate under Chapter 11 protection, the outcome of the proceedings in general, whether DLA LLC will continue to operate under its current organizational structure, the effect of the proceedings on DLA LLC’s business and the Chapter 11 recovery by creditors and equity holders of DLA LLC, or whether any additional claims will be asserted against Hughes and its affiliates and, if asserted, the nature and outcome of such claims.

In connection with certain rights granted in a transaction between DLA LLC and Grupo Clarín S.A. (“Clarin”) that occurred prior to the bankruptcy filing, Raven Media (“Raven”), an affiliate of Clarin, has asserted in the bankruptcy proceeding that DLA LLC was contractually obligated to repurchase Raven’s 3.98% interest in DLA LLC for $195 million in November 2003. Raven has asserted that under the terms of the agreement, DLA LLC’s decision to initiate discussions to address DLA LLC’s financial and operational challenges caused DLA LLC to be responsible immediately to purchase Raven’s equity interest in DLA LLC. DLA LLC filed a motion with the Bankruptcy Court to reject its obligation under this contract as part of its reorganization proceedings and to subordinate the claims resulting from such rejection to the claims of DLA LLC’s other creditors under the mandatory subordination provisions of Section 510(b) of the Bankruptcy Code. On August 6, 2003, the Bankruptcy Court granted DLA LLC’s motion and determined that these claims should be subordinated. This ruling by the Bankruptcy Court is currently being appealed by Raven.

On April 17, 2003, DLA LLC filed with the Bankruptcy Court schedules setting forth DLA LLC’s assets and liabilities as of the date of the petition as reflected in DLA LLC’s records. Creditors, except those that are parties to executory contracts that have not been rejected or assumed, were required to file a proof of claim against the estate by September 2, 2003. Approximately 120 claims were filed by the creditors in the total asserted amount of approximately $1.1 billion, excluding claims filed by Hughes of $1.4 billion and Raven of approximately $195 million. DLA LLC currently is in the process of reviewing the claims and may file objections to certain of such claims challenging, among other things, the asserted amounts thereof.

On October 14, 2003, DLA LLC, the creditors’ committee and Hughes filed a joint motion with the Bankruptcy Court seeking an extension of the exclusive periods during which DLA LLC may file a plan of reorganization to November 12, 2003 and an extension of the period during which acceptance of the plan may be solicited to January 12, 2004. Although the motion will be considered by the court on November 12, 2003, pursuant to the local rules of the Bankruptcy Court, by filing the motion, DLA LLC’s exclusive right to file a plan, which was to expire on October 15, 2003, was automatically extended to November 12, 2003.

As of September 30, 2003, DLA LLC had approximately $833.2 million in assets, consisting principally of accounts receivable of $700.3 million principally from LOC’s, net fixed assets of $47.6 million and cash of $3.1 million. Liabilities subject to compromise are DLA LLC’s unsecured liabilities incurred prior to the filing for reorganization under Chapter 11 of the Bankruptcy Code. As of September 30, 2003, DLA LLC liabilities subject to compromise totaled $1,540.2 million, which includes $1,381.3 million of unsecured debt obligations owed to Hughes.

Hughes’ Consolidated Balance Sheet as of September 30, 2003 includes liabilities subject to compromise of DLA LLC of approximately $158.9 million. Additional liabilities subject to compromise may arise subsequent to the filing date of the Chapter 11 petition resulting from, among other things, rejection of executory contracts, including certain programming contracts, and allowance by the Bankruptcy Court of contingent claims and other disputed amounts.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Reorganization expense shown in Hughes’ consolidated statements of operations includes the costs incurred to file the bankruptcy petition, ongoing related legal and consulting costs, and other charges related to the reorganization. Any claims allowed in the Chapter 11 proceeding for amounts not previously recognized as liabilities subject to compromise will be accrued as reorganization expense in accordance with SFAS No. 5, “Accounting for Contingencies.” Such expense could be material in amount. Because of the inherent uncertainty of the bankruptcy process, the timing of the recording of such claims cannot be determined. Adjustments of liabilities, as determined by creditors and DLA LLC or the Bankruptcy Court, will also be reflected in reorganization expense. Hughes expects to retain control of DLA LLC upon emergence from Chapter 11 and therefore expects to continue to consolidate DLA LLC.

For the nine months ended September 30, 2003, DLA LLC had revenues of $280.9 million and a net loss of $261.2 million. The net loss includes reorganization expense of $15.5 million incurred by DLA LLC.

Note 10. Discontinued Operations

DIRECTV Broadband

On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, Hughes recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During the first nine months of 2003, there were payments and adjustments of $20.2 million and $15.9 million related to employee severance benefits and contract termination payments, respectively. As of September 30, 2003, $1.1 million related to accruals for employee severance benefits and $2.7 million related to contract termination payments were remaining.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of DIRECTV Broadband have been excluded from Hughes’ results from continuing operations for all periods presented herein. The financial results for DIRECTV Broadband are presented in Hughes’ Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled “Income (loss) from discontinued operations, net of taxes” and the net cash flows are presented in the Condensed Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

Summarized financial information for DIRECTV Broadband is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Revenues	—	$20.1	$6.5	$51.4
Income (loss) from discontinued operations, net of income tax benefit of $0, $15.0, $0 and $45.7	$0.1	(24.3)	0.1	(74.5)

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Satellite Systems Manufacturing Businesses

Pursuant to the settlement agreement discussed in Note 12 related to the purchase price adjustment dispute arising from the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), Hughes recorded an after-tax charge of $7.7 million to discontinued operations during the second quarter of 2003. On July 18, 2003, Hughes paid the $360 million settlement amount to Boeing, which is included in “Net cash used in discontinued operations” in the Condensed Consolidated Statements of Cash Flows.

Note 11. Segment Reporting

Hughes’ segments, which are differentiated by their products and services, include Direct-To-Home Broadcast, Satellite Services and Network Systems. Direct-To-Home Broadcast is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers. Satellite Services is engaged in the selling, leasing and operating of satellite transponders and providing services for cable television systems, news companies, Internet service providers and private business networks. The Network Systems segment is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV® receiving equipment (set-top boxes and dishes). Other includes the corporate office and other entities.

Beginning in the first quarter of 2003, Hughes no longer allocates general corporate expenses to its subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Selected information for Hughes’ operating segments are reported as follows:

	Direct-To- Home Broadcast	Satellite Services	Network Systems	Other	Eliminations	Total
	(Dollars in Millions)
For the Three Months Ended:
September 30, 2003
External Revenues	$2,077.4	$179.1	$313.6	$0.1	—	$2,570.2
Intersegment Revenues	9.8	31.0	39.1	—	$(79.9)	—

Total Revenues	$2,087.2	$210.1	$352.7	0.1	$(79.9)	$2,570.2

Operating Profit (Loss)	$42.1	$66.5	$(10.1)	$(26.1)	$4.1	$76.5
Add: Depreciation and amortization	179.7	85.0	18.7	0.7	(1.8)	282.3

Operating Profit (Loss) Before Depreciation and Amortization (1)	$221.8	$151.5	$8.6	$(25.4)	$2.3	$358.8

September 30, 2002
External Revenues	$1,754.3	$157.5	$271.0	$11.9	—	$2,194.7
Intersegment Revenues	7.2	41.6	29.2	—	$(78.0)	—

Total Revenues	$1,761.5	$199.1	$300.2	$11.9	$(78.0)	$2,194.7

Operating Profit (Loss)	$20.8	$66.4	$(42.9)	$(26.0)	$(2.3)	$16.0
Add: Depreciation and amortization	156.3	79.0	20.0	0.8	(2.3)	253.8

Operating Profit (Loss) Before Depreciation and Amortization (1)	$177.1	$145.4	$(22.9)	$(25.2)	$(4.6)	$269.8

For the Nine Months Ended:
September 30, 2003
External Revenues	$5,852.8	$516.9	$783.2	$15.3	—	$7,168.2
Intersegment Revenues	25.4	96.5	116.5	—	$(238.4)	—

Total Revenues	$5,878.2	$613.4	$899.7	$15.3	$(238.4)	$7,168.2

Operating Profit (Loss)	$210.3	$217.2	$(79.7)	$(93.8)	$4.4	$258.4
Add: Depreciation and amortization	522.2	232.2	56.9	2.3	(3.5)	810.1

Operating Profit (Loss) Before Depreciation and Amortization (1)	$732.5	$449.4	$(22.8)	$(91.5)	$0.9	$1,068.5

September 30, 2002
External Revenues	$5,153.2	$487.8	$738.5	$32.3	—	$6,411.8
Intersegment Revenues	15.0	127.7	58.9	—	$(201.6)	—

Total Revenues	$5,168.2	$615.5	$797.4	$32.3	$(201.6)	$6,411.8

Operating Profit (Loss)	$(228.4)	$184.5	$(135.0)	$8.6	$(0.1)	$(170.4)
Add: Depreciation and amortization	445.1	262.7	54.6	2.7	(8.8)	756.3

Operating Profit (Loss) Before Depreciation and Amortization (1)	$216.7	$447.2	$(80.4)	$11.3	$(8.9)	$585.9

(1)

Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss),” as presented in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss). This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of operating results, as determined in accordance with GAAP. Hughes’ management and its Board of Directors use Operating Profit Before Depreciation and Amortization to evaluate the operating performance of Hughes and its business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, Hughes’ management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

Hughes believes this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare Hughes’ operating performance to other communications, entertainment and media service providers. Hughes believes that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate Hughes’ current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. Hughes’ management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets in purchase accounting, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

The following represents a reconciliation of Operating Profit Before Depreciation and Amortization to reported Net Loss on the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Operating Profit Before Depreciation and Amortization	$358.8	$269.8	$1,068.5	$585.9
Depreciation and amortization	282.3	253.8	810.1	756.3

Operating Profit (Loss)	76.5	16.0	258.4	(170.4)
Interest income	10.6	5.4	32.5	17.1
Interest expense	(76.3)	(76.1)	(241.0)	(273.8)
Reorganization expense	(8.2)	—	(19.2)	—
Other, net	0.6	78.7	(38.0)	46.0

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	3.2	24.0	(7.3)	(381.1)
Income tax benefit (expense)	44.3	(9.2)	48.0	144.8
Minority interest in net earnings of subsidiaries	(6.0)	(4.1)	(20.8)	(14.3)

Income (loss) from continuing operations before cumulative effect of accounting changes	41.5	10.7	19.9	(250.6)
Income (loss) from discontinued operations, net of taxes	0.1	(24.3)	(7.6)	(74.5)

Income (loss) before cumulative effect of accounting changes	41.6	(13.6)	12.3	(325.1)
Cumulative effect of accounting changes, net of taxes	(64.6)	—	(64.6)	(681.3)

Net Loss	$(23.0)	$(13.6)	$(52.3)	$(1,006.4)

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 12. Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provided for a potential adjustment to the purchase price based upon the financial statements of the satellite systems manufacturing businesses as of the closing date of the sale. Based upon the final closing date financial statements, Hughes calculated that Boeing was owed a purchase price adjustment of $164 million plus interest accruing at a rate of 9.5% from the date of sale pursuant to the stock purchase agreement. Boeing subsequently submitted additional proposed adjustments which became the subject of a dispute resolution process. Pursuant to a settlement agreement executed on July 15, 2003, Hughes and Boeing settled all outstanding purchase price adjustment disputes and Hughes paid an aggregate of $360 million in cash on July 18, 2003 in satisfaction of both the disputed and undisputed portions of the purchase price adjustment. Boeing also was released from its commitment to pay Hughes $4.4 million over the next seven years in connection with Boeing’s participation in the settlement with the U.S. Department of State on China launch issues of the mid-1990s. Also in connection with the settlement, HNS agreed to extend the scheduled launch date for the first Boeing built SPACEWAY satellite from the fourth quarter of 2003 until February 2004 and agreed to re-assume responsibility for obtaining the related satellite in-orbit and launch insurance. Boeing paid $54 million to HNS on July 23, 2003, which was a repayment of the cumulative insurance progress payments made by HNS to Boeing. This cash receipt was recorded as a reduction to capital expenditures. As a result of the settlement of the purchase price adjustment dispute, Hughes recorded an after-tax charge of $7.7 million to discontinued operations during the quarter ended June 30, 2003. Subsequent to the settlement discussed above, Boeing has advised Hughes that the launch of the first SPACEWAY satellite is likely to be delayed until late in the second quarter of 2004.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2003. After discussion with counsel representing Hughes in those actions, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated results of operations and financial position.

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

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its ability to provide service. Where insurance costs related to satellite components or systems that have suffered anomalies in the past are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $617.5 million and the book value of the satellites that were not insured was $1,270.5 million at September 30, 2003. The uninsured amount includes the value of five PanAmSat satellites for which policies were not renewed in May 2003.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and PanAmSat expects that both of these satellites will continue to serve these existing customers until PanAmSat replaces or supplements them with new satellites. PanAmSat has not determined when these satellites will be replaced or supplemented but does not currently expect to begin construction on replacement satellites before the second half of 2004. The insurance policies for Galaxy 11 and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for PanAmSat to share 10% of future revenues from these satellites with the insurers if the respective proof of loss is accepted. PanAmSat cannot provide assurance that these proofs of loss will be accepted by the insurers or, if accepted, how much PanAmSat will receive. PanAmSat is working with the satellite manufacturer to determine the long-term implications to the satellites of this degradation and will continue to assess the operational impact. At this time, based upon all information currently available to PanAmSat, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, PanAmSat currently expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time. Hughes also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties with these two satellites.

PanAmSat and Boeing have determined that the secondary xenon ion propulsion systems (“XIPS”) on two of PanAmSat’s seven Boeing model 601 HP spacecraft, Galaxy 4R and PAS-6B, are no longer available as a result of failures experienced during June and July 2003, respectively. The primary XIPS on each of these satellites had previously ceased working, and both satellites are operating as designed on their completely independent backup bi-propellant propulsion systems. These satellites are backed up by in-orbit satellites with immediately available capacity. The remaining useful lives on Galaxy 4R and PAS-6B are now estimated to be approximately 3.5 years and 4.9 years, respectively, from the date of each satellites’ anomaly, based on the bi-propellant fuel on-board. Accordingly, PanAmSat accelerated depreciation of these satellites beginning in the third quarter of 2003 to coincide with their revised estimated useful lives. The additional depreciation expense resulting from this change in estimated useful lives was $9.2 million in the third quarter of 2003.

PanAmSat has determined that the net book value and its investments in sales-type leases on these two satellites are fully recoverable. On July 31, 2003, PanAmSat filed a proof of loss under the insurance policy for Galaxy 4R in the amount of $169 million, subject to a salvage provision providing

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

for PanAmSat to share a portion of the revenues with the insurers. As of September 30, 2003, PanAmSat reached an agreement with all but one of the insurers representing, in the aggregate, approximately 83% of the insurance coverage on the satellite. As a result, PanAmSat recorded an insurance claim receivable of $102.6 million, related to the 83% settlement, reflecting the insurance policy amount for these insurers less a negotiated settlement for salvage. PanAmSat received these proceeds during the fourth quarter of 2003. In October 2003, PanAmSat commenced arbitration proceedings against the last insurance provider over a disputed portion of the remaining claim. PanAmSat cannot provide assurance that it will be successful in these proceedings or, if successful, how much will be received. PanAmSat is developing plans to replace Galaxy 4R prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract that was purchased previously. Once a settlement is reached with the final insurance provider, PanAmSat anticipates that future depreciation on Galaxy 4R will be approximately equal to the depreciation on this satellite before the anomaly occurred. The insurance policy on PAS-6B has an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss. PanAmSat is working with the customers on PAS-6B to provide a long-term solution for their needs.

The availability and use of any proceeds from the Galaxy 11, PAS-1R and Galaxy 4R insurance claims are restricted by the agreements governing PanAmSat’s debt obligations.

PanAmSat believes that the XIPS problem will not affect revenues over the revised estimated remaining useful lives of Galaxy 4R and PAS-6B. Prior to the end of the useful lives of these two satellites, PanAmSat plans to transition the affected customers to new or existing in-orbit back up satellites with immediately available capacity. As a result of the XIPS failure on PAS-6B, PanAmSat reduced its total backlog by approximately $360 million, as the customers on this satellite are not contractually obligated to use a new or replacement satellite once it is no longer in service.

Two of PanAmSat’s remaining five Boeing model 601 HP satellites have no book value and are no longer in primary customer service. The other three Boeing model 601 HP satellites that PanAmSat operates continue to have XIPS as their primary propulsion system. However, no assurance can be given that PanAmSat will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For these remaining three satellites, the available bi-propellant life ranges from at least 3.6 years to as much as 7.4 years. In addition, PanAmSat has recently launched Galaxy 13, a Boeing model 601 HP satellite undergoing final in-orbit testing which is not yet in operation.

In the first quarter of 2003, PanAmSat and the manufacturer of the Galaxy 8-iR satellite terminated the Galaxy 8-iR satellite construction contract by mutual agreement. In connection with the termination of the construction contract, as of September 30, 2003, PanAmSat had a receivable due from the satellite manufacturer of $69.5 million. Based upon the terms of the agreement with the manufacturer, this receivable is scheduled to be paid in full in December 2003. In addition, PanAmSat has agreed with the Galaxy 8-iR launch vehicle provider to defer the use of the launch to a future satellite. PanAmSat expects to use this launch in early 2006 to replace Galaxy 4R.

Hughes is contingently liable under letters of credit and bonds in the aggregate amount of $65.9 million which were undrawn at September 30, 2003, and DLA LLC has guaranteed $3.0 million of bank debt related to non-consolidated LOC’s, which is due in varying amounts through 2005. Additionally, Raven has claimed that DLA LLC was contractually obligated to repurchase Raven’s 3.98% interest in DLA LLC for $195 million in November 2003. DLA LLC filed a motion with the Bankruptcy Court to

HUGHES ELECTRONICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (concluded)

reject its obligation under this contract as part of its reorganization proceedings and to subordinate the claims resulting from such rejection to the claims of DLA LLC’s other creditors under the mandatory subordination provisions of Section 510(b) of the Bankruptcy Code. On August 6, 2003, the Bankruptcy Court granted DLA LLC’s motion and determined that these claims should be subordinated. This ruling by the Bankruptcy Court is being appealed by Raven. See Note 9 for additional information regarding DLA LLC’s reorganization.

The Hughes Board of Directors has approved several benefit plans and agreements which contain change-in-control provisions that are designed to provide benefits for the retention of approximately 212 key employees and also to provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs and, with respect to severance benefits, if an employee subsequently experiences a qualifying termination of employment. In the event of a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed when an employee is terminated. A total of up to approximately $105 million for retention benefits will be paid by Hughes, with approximately $57 million paid and expensed at the time of a change-in-control and approximately $44 million paid up to 12 months following the date of a change-in-control. Approximately $4 million in retention benefits were paid on October 3, 2003 pursuant to the underlying benefit plans and agreements. The approximately $44 million paid following the date of a change-in-control will be expensed as earned. In addition, approximately $5 million of known severance payments will be made at the time of closing of the News Corporation transactions. Additional severance benefits to be paid by Hughes to employees will be based upon the decision to layoff such employees, if any, following the date of a change-in-control. In addition, approximately 12.0 million employee stock options (including approximately 2.1 million options held by executive officers and directors of Hughes) will vest upon a qualifying change-in-control and up to an additional 3.7 million employee stock options could vest if employees are laid off within one year following a change-in-control. For purposes of the above benefits and stock options, and under certain other Hughes benefit plans, a successful completion of the News Corporation transactions would qualify as a change-in-control.

Note 13. Subsequent Event

On October 29, 2003, PanAmSat amended its bank facility to provide for the refinancing of its Tranche A Term Loan and Tranche B Term Loan under a new Term Loan B-1 facility with an interest rate of LIBOR plus 2.5% and scheduled annual maturities of principal in varying amounts from 2004 through 2010. As a result of this amendment, the amount of the revolving credit facility, its termination date and the provisions relating to the commitment fee remain unchanged. This amendment also adjusted certain operating covenants under the bank facility to provide greater operational flexibility to PanAmSat.

* * *

HUGHES ELECTRONICS CORPORATION

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Consolidated Statements of Operations Data:
Total revenues	$2,570.2	$2,194.7	$7,168.2	$6,411.8
Total operating costs and expenses	2,493.7	2,178.7	6,909.8	6,582.2

Operating profit (loss)	76.5	16.0	258.4	(170.4)
Other income (expenses), net	(73.3)	8.0	(265.7)	(210.7)
Income tax benefit (expense)	44.3	(9.2)	48.0	144.8
Minority interests in net earnings of subsidiaries	(6.0)	(4.1)	(20.8)	(14.3)

Income (loss) from continuing operations before cumulative effect of accounting changes	41.5	10.7	19.9	(250.6)
Income (loss) from discontinued operations, net of taxes	0.1	(24.3)	(7.6)	(74.5)

Income (loss) before cumulative effect of accounting changes	41.6	(13.6)	12.3	(325.1)
Cumulative effect of accounting changes, net of taxes	(64.6)	—	(64.6)	(681.3)

Net loss	(23.0)	(13.6)	(52.3)	(1,006.4)
Preferred stock dividends	—	—	—	(46.9)

Loss Used for Computation of Available Separate Consolidated Net Income (Loss)	$(23.0)	$(13.6)	$(52.3)	$(1,053.3)

	September 30, 2003	December 31, 2002
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,627.9	$1,128.6
Total current assets	4,844.0	3,656.4
Total assets	18,931.9	17,885.1
Total current liabilities	2,325.5	3,203.1
Long-term debt	4,601.7	2,390.0
Minority interests	583.9	555.3
Convertible preferred stock, Series B	—	914.1
Total stockholder’s equity	9,985.6	9,977.1

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA — (continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in Millions)
Other Data:
Operating Profit (Loss)	$76.5	$16.0	$258.4	$(170.4)
Add: Depreciation and amortization	282.3	253.8	810.1	756.3

Operating Profit Before Depreciation and Amortization(1)	$358.8	$269.8	$1,068.5	$585.9

Operating Profit Margin	3.0%	0.7%	3.6%	N/A
Operating Profit Before Depreciation and Amortization Margin(1)	14.0%	12.3%	14.9%	9.1%
Capital expenditures	$119.5	$287.6	$478.9	$983.9
Cash flows from operating activities	246.6	334.1	892.2	457.7
Cash flows from investing activities	(134.7)	(165.4)	(489.3)	(648.0)
Cash flows from financing activities	(307.5)	(103.5)	1,524.5	474.5
Cash used in discontinued operations	(361.9)	(38.1)	(428.1)	(121.1)

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss),” as presented in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss). This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Hughes’ management and its Board of Directors use Operating Profit Before Depreciation and Amortization to evaluate the operating performance of Hughes and its business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, Hughes’ management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

Hughes believes this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare Hughes’ operating performance to other communications, entertainment and media service providers. Hughes believes that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate Hughes’ current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. Hughes’ management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets in purchase accounting, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

Operating Profit Before Depreciation and Amortization Margin is calculated by dividing Operating Profit Before Depreciation and Amortization by total revenues.

HUGHES ELECTRONICS CORPORATION

SUMMARY DATA — (concluded)

(Unaudited)

Selected Segment Data

	Direct-To- Home Broadcast	Satellite Services	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
For the Three Months Ended:
September 30, 2003
Total Revenues	$2,087.2	$210.1	$352.7	$(79.8)	$2,570.2
% of Total Revenue	81.2%	8.2%	13.7%	(3.1%)	100.0%
Operating Profit (Loss)	$42.1	$66.5	$(10.1)	$(22.0)	$76.5
Add: Depreciation and amortization	179.7	85.0	18.7	(1.1)	282.3

Operating Profit (Loss) Before Depreciation and Amortization	$221.8	$151.5	$8.6	$(23.1)	$358.8

Operating Profit Margin	2.0%	31.7%	N/A	N/A	3.0%
Operating Profit Before Depreciation and Amortization Margin	10.6%	72.1%	2.4%	N/A	14.0%
Capital Expenditures	$79.6	$32.4	$(18.3)	$25.8	$119.5

September 30, 2002
Total Revenues	$1,761.5	$199.1	$300.2	$(66.1)	$2,194.7
% of Total Revenue	80.3%	9.1%	13.7%	(3.1%)	100.0%
Operating Profit (Loss)	$20.8	$66.4	$(42.9)	$(28.3)	$16.0
Add: Depreciation and amortization	156.3	79.0	20.0	(1.5)	253.8

Operating Profit (Loss) Before Depreciation and Amortization	$177.1	$145.4	$(22.9)	$(29.8)	$269.8

Operating Profit Margin	1.2%	33.4%	N/A	N/A	0.7%
Operating Profit Before Depreciation and Amortization Margin	10.1%	73.0%	N/A	N/A	12.3%
Capital Expenditures	$89.2	$76.5	$99.3	$22.6	$287.6

For the Nine Months Ended:
September 30, 2003
Total Revenues	$5,878.2	$613.4	$899.7	$(223.1)	$7,168.2
% of Total Revenue	82.0%	8.6%	12.6%	(3.2%)	100.0%
Operating Profit (Loss)	$210.3	$217.2	$(79.7)	$(89.4)	$258.4
Add: Depreciation and amortization	522.2	232.2	56.9	(1.2)	810.1

Operating Profit (Loss) Before Depreciation and Amortization	$732.5	$449.4	$(22.8)	$(90.6)	$1,068.5

Operating Profit Margin	3.6%	35.4%	N/A	N/A	3.6%
Operating Profit Before Depreciation and Amortization Margin	12.5%	73.3%	N/A	N/A	14.9%
Capital Expenditures	$218.4	$87.2	$91.1	$82.2	$478.9

September 30, 2002
Total Revenues	$5,168.2	$615.5	$797.4	$(169.3)	$6,411.8
% of Total Revenue	80.6%	9.6%	12.4%	(2.6%)	100.0%
Operating Profit (Loss)	$(228.4)	$184.5	$(135.0)	$8.5	$(170.4)
Add: Depreciation and amortization	445.1	262.7	54.6	(6.1)	756.3

Operating Profit (Loss) Before Depreciation and Amortization	$216.7	$447.2	$(80.4)	$2.4	$585.9

Operating Profit Margin	N/A	30.0%	N/A	N/A	N/A
Operating Profit Before Depreciation and Amortization Margin	4.2%	72.7%	N/A	N/A	9.1%
Capital Expenditures	$353.8	$260.0	$315.4	$54.7	$983.9

HUGHES ELECTRONICS CORPORATION

The following management’s discussion and analysis should be read in conjunction with Hughes Electronics Corporation’s (“Hughes”) revised Management Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2002 and the three months ended March 31, 2003 and 2002 in Hughes’ Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 20, 2003, the Hughes Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 8, 2003 and all other Hughes filings, including other Current Reports on Form 8-K, filed with the SEC through the date of this report.

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

HUGHES ELECTRONICS CORPORATION

Under the terms of the proposed transactions, holders of GM Class H common stock would first exchange their shares for Hughes common stock on a one-share-for-one-share basis in the split-off, followed immediately by an exchange of approximately 17.7% of the Hughes common stock they receive in the split-off for News Corporation Preferred ADSs and/or cash. The number of News Corporation Preferred ADSs payable to GM and Hughes common stockholders, based on a fixed-price of $14 per Hughes share, will be adjusted within a collar range of 20% above or below the News Corporation Preferred ADS price of $22.40. This mandatory exchange of about 17.7% of the shares of Hughes common stock for News Corporation Preferred ADSs and/or cash will be a taxable transaction for U.S federal income tax purposes. The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1- 2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the GM Restated Certificate of Incorporation, as amended.

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

For Hughes, the transactions represent an exchange of equity interests by investors. As such, Hughes will continue to account for its assets and liabilities at historical cost and will not apply purchase accounting. Hughes will record the $275 million special cash dividend payment to GM as a reduction to additional paid-in capital. Any difference between the Hughes consolidated tax liability or receivable as determined on a separate return basis and the cash payment to or from GM resulting from the amended income tax allocation agreement between GM and Hughes also will be reflected as a reduction or increase in additional paid-in capital. Upon completion of the transactions, Hughes will expense related costs that include investment advisor fees of approximately $50 million and retention and known severance benefits to certain employees of approximately $57 million and approximately $5 million, respectively. In addition, certain employees of Hughes may earn up to $44 million in additional retention benefits during the 12 month period subsequent to the completion of the transactions.

GM received a private-letter ruling from the U.S. Internal Revenue Service confirming that the distribution of Hughes common stock to the holders of GM Class H common stock, in connection with the split-off, would be tax-free to GM and its Class H stockholders for federal income tax purposes. In addition, the transactions have been approved by a majority of each class of GM common stockholders—GM $1- 2/3 and GM Class H—voting both as separate classes and together as a single class based on their respective voting power. The transactions remain subject to certain conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission (“FCC”) approvals. No assurances can be given that the approvals will be obtained or the transactions will be completed.

HUGHES ELECTRONICS CORPORATION

As required by the Securities Exchange Board of India (Substantial Acquisition of Shares and Takeovers) Regulations, due to the proposed transactions with News Corporation, on July 14, 2003, Hughes and certain of Hughes’ subsidiaries, together with News Corporation, announced that the parties were making an offer to acquire up to 20% of the outstanding shares of Hughes Software Systems Limited, a 55.44% owned subsidiary of Hughes organized under the laws of India. The offer was made in accordance with the provisions of Indian law and closed on September 18, 2003. A total of 825 shares were tendered at a purchase price of 232 rupees per share for a total cost at current exchange rates of approximately $4,200. The parties are currently seeking Indian governmental approvals necessary to conclude the acquisition of tendered shares.

In response to the announcement of the transactions with News Corporation, the customers and strategic partners of Hughes may delay or defer decisions, which could have a material adverse effect on Hughes’ businesses, regardless of whether the transactions are ultimately completed. Similarly, current and prospective employees of Hughes may experience uncertainty about their future roles with Hughes upon completion of the transactions, which may materially adversely affect Hughes’ ability to attract and retain key management, sales, marketing and technical personnel.

The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the transactions with News Corporation.

For additional information regarding the proposed transactions with News Corporation, refer to Hughes’ Registration Statement on Form S-4 filed with the SEC and declared effective on August 21, 2003.

Overview

The continuing operations of Hughes are comprised of the following segments: Direct-To-Home Broadcast, Satellite Services and Network Systems. Hughes’ business segments are described in more detail below, including a discussion of significant transactions affecting the comparability of operating results for the nine months ended September 30, 2003 and 2002.

On February 28, 2003, DIRECTV Broadband, Inc. (“DIRECTV Broadband”) completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of DIRECTV Broadband have been excluded from Hughes’ results from continuing operations for all periods presented herein. The financial results for DIRECTV Broadband are presented in Hughes’ Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled “Income (loss) from discontinued operations, net of taxes” and the net cash flows are presented in the Condensed Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.” See further discussion of this item in “Discontinued Operations” below.

Direct-To-Home Broadcast Segment

The Direct-To-Home Broadcast segment consists of the DIRECTV® digital satellite direct-to-home television services located in the United States and Latin America.

The DIRECTV U.S. business represents the results of DIRECTV Holdings LLC and its consolidated subsidiaries. DIRECTV U.S. is the largest provider of direct broadcast satellite television services in the United States, with 11.9 million subscribers as of September 30, 2003.

HUGHES ELECTRONICS CORPORATION

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

The Direct-To-Home Broadcast segment also includes the operating results of DLA. DLA includes DLA LLC, Hughes’ 74.7% owned subsidiary that provides DIRECTV programming to local operating companies (“LOC’s”) located in Latin America and the Caribbean basin. DLA also includes the LOC’s that are the exclusive distributors of DIRECTV in Mexico, Brazil, Argentina, Colombia, Trinidad and Tobago and Uruguay; and SurFin Ltd., a company that provides financing of subscriber receiver equipment to certain DLA LOC’s. In addition, as more fully discussed in “New Accounting Standards” below, Hughes began consolidating the Venezuelan and Puerto Rican LOC’s with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”) on July 1, 2003. Prior to July 1, 2003, the non-operating results of DLA included Hughes’ share of the results of the unconsolidated Venezuelan and Puerto Rican LOC’s in “Other, net.” Hughes records 100% of the net losses incurred by DLA LLC and certain other consolidated LOC’s due to the accumulation of net losses in excess of the minority investors’ investment and Hughes’ continued funding of those businesses.

In 2001, DLA secured a contract for the exclusive rights to broadcast and re-sell the FIFA World Cup soccer tournament, occurring in 2002 and 2006, in Argentina, Chile, Colombia, Mexico, Uruguay and Venezuela. The cost of the 2002 rights of $130 million was charged to operations in the second quarter of 2002 when the live events were broadcast. DLA was unable to recover the entire cost of the programming, resulting in a loss on the contract of about $75 million in the second quarter of 2002.

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) in order to address its financial and operational challenges. The filing did not include any of the LOC’s, which are expected to continue regular operations. See “DLA LLC Reorganization” below for additional information.

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

HUGHES ELECTRONICS CORPORATION

of satellite transponder capacity. From time to time, and in response to customer demand, PanAmSat sells transponders to customers through outright sales and sales-type lease transactions.

In June and July 2003, two of PanAmSat’s satellites experienced secondary xenon ion propulsion systems (“XIPS”) failures. As a result of these failures, PanAmSat reduced the estimated useful lives of these satellites resulting in $9.2 million of additional depreciation expense for the third quarter of 2003. See “Commitments and Contingencies” below for further information regarding the XIPS failures and related insurance claim.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues.    Revenues for the third quarter of 2003 increased 17.1% to $2,570.2 million, compared with $2,194.7 million for the third quarter of 2002. The increase in revenues resulted primarily from $325.7 million of higher revenues in the Direct-To-Home Broadcast segment and from $52.5 million of higher revenues in the Network Systems segment. The increase at the Direct-To-Home Broadcast segment resulted primarily from the addition of new DIRECTV subscribers and higher average monthly revenue per subscriber (“ARPU”) in the United States. ARPU is calculated by dividing average monthly revenues for the period by average DIRECTV owned and operated subscribers for the period. The increase at the Network Systems segment resulted from higher sales in its enterprise and consumer broadband businesses, as well as in its set-top box business.

HUGHES ELECTRONICS CORPORATION

Operating Costs and Expenses.    Operating costs and expenses increased to $2,493.7 million for the third quarter of 2003 from $2,178.7 million for the third quarter of 2002. Broadcast programming and other costs increased by $221.8 million in the third quarter of 2003 from the same period in 2002 due to higher costs at DIRECTV U.S. resulting from higher programming costs associated with the increase in subscribers, programming rate increases and an increase in gross subscriber additions through direct customer acquisition programs. Costs to acquire new DIRECTV U.S. subscribers through direct customer acquisition programs, which primarily consist of the cost of hardware and installation, are included in “Broadcast, programming and other costs” while costs to acquire new DIRECTV U.S. subscribers through third-party customer acquisition programs, which primarily consist of commissions paid to dealers, are reflected in “Selling, general and administrative expenses.” Broadcast programming and other costs also increased at the Network Systems segment as a result of the increased revenues discussed above. Costs of products sold increased by $25.2 million in the third quarter of 2003 from the third quarter of 2002. Selling, general and administrative expenses increased by $39.5 million during the third quarter of 2003 compared to the same period in 2002 due primarily to higher third-party customer acquisition costs resulting from more subscribers acquired through third-party customer acquisition programs and higher retention, upgrade and other marketing costs at DIRECTV U.S. Depreciation and amortization increased by $28.5 million during the third quarter of 2003 compared to the third quarter of 2002. This increase was primarily due to an $18.5 million increase in amortization expense at DIRECTV U.S. due to the reinstatement of amortization expense during the fourth quarter of 2002 related to certain intangible assets, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-17, “Recognition of Customer Relationship Assets Acquired in a Business Combination.”

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

Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin increased to $358.8 million and 14.0%, respectively, for the third quarter of 2003 from $269.8 million and 12.3%, respectively, for the third quarter of 2002. The increase in operating profit before depreciation and amortization for the third quarter of 2003 compared to the third quarter of 2002 was primarily due to increases of $44.7 million and $31.5 million at the Direct-To-Home Broadcast segment and Network Systems segment, respectively.

Operating Profit.    Operating profit for the third quarter of 2003 was $76.5 million and operating profit margin was 3.0%, compared to an operating profit of $16.0 million and operating profit margin of 0.7% for the third quarter of 2002. The increase in operating profit for the third quarter of 2003 compared to the third quarter of 2002 was primarily due to increases of $21.3 million and $32.8 million at the Direct-To-Home Broadcast segment and the Network Systems segment, respectively.

Interest Income and Expense.    Interest income increased to $10.6 million for the third quarter of 2003 compared to interest income of $5.4 million for the same period of 2002 due to an increase in average cash balances. Interest expense remained relatively unchanged at $76.3 million for the third

HUGHES ELECTRONICS CORPORATION

quarter of 2003 compared to $76.1 million for the third quarter of 2002. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”

Reorganization Expense.    Reorganization expense for the third quarter of 2003 was $8.2 million. Reorganization expense includes legal and consulting costs related to DLA LLC’s bankruptcy proceedings. See “DLA LLC Reorganization” below for additional information.

Other, Net.    Other, net decreased to $0.6 million of income for the third quarter of 2003 from income of $78.7 million for the same period of 2002. Other, net for the third quarter of 2003 resulted primarily from a $14.2 million gain resulting from an increase in the fair market value of an investment in an XM Satellite Radio Holdings, Inc. (“XM Satellite Radio”) convertible note and other miscellaneous gains of $3.9 million, substantially offset by $17.5 million of equity method investee losses, which include $11.3 million related to Hughes’ investment in XM Satellite Radio. Other, net for the third quarter of 2002 resulted primarily from $161.5 million of gains from the sale of investments, including a $158.6 million gain related to the sale of an investment in Thomson multimedia S.A. (“Thomson”), partially offset by $19.3 million of equity method investee losses, $31.7 million of losses recognized for the other-than-temporary decline in the fair value of certain investments in common stock, and a loss of $24.5 million recorded for the sale of the Sky Perfect Communications, Inc. (“Sky Perfect”) investment.

Income Taxes.    Hughes recognized an income tax benefit of $44.3 million for the third quarter of 2003 compared to income tax expense of $9.2 million for the third quarter of 2002. This change was due primarily to a $48.0 million tax benefit recorded for the favorable resolution of certain tax refund claims in the third quarter of 2003.

Income from Continuing Operations Before Cumulative Effect of Accounting Changes.    Hughes reported income from continuing operations before cumulative effect of accounting changes of $41.5 million for the third quarter of 2003 compared to $10.7 million for the same period of 2002.

Income (Loss) from Discontinued Operations.    On February 28, 2003, Hughes completed the shut down of DIRECTV Broadband. As a result, DIRECTV Broadband has been reported as a discontinued operation in the consolidated financial statements, and its revenues, operating costs and expenses and other non-operating results are excluded from the continuing operating results of the Direct-To-Home Broadcast segment for all periods presented herein. For the third quarter of 2003, income from discontinued operations, net of taxes, related to DIRECTV Broadband was $0.1 million. For the third quarter of 2002, the loss from discontinued operations, net of taxes, was $24.3 million.

Cumulative Effect of Accounting Change.    As a result of Hughes’ adoption of FIN 46, Hughes began consolidating the Venezuelan and Puerto Rican LOC’s on July 1, 2003. The adoption of this standard resulted in an after-tax charge of $64.6 million in the third quarter of 2003, which was recorded as a cumulative effect of accounting change in the Consolidated Statements of Operations and Available Consolidated Net Income (Loss). See “New Accounting Standards” below for additional information.

Direct-To-Home Broadcast Segment

Direct-To-Home Broadcast segment revenues for the third quarter of 2003 increased 18.5% to $2,087.2 million from $1,761.5 million for the third quarter of 2002. The Direct-To-Home Broadcast segment had operating profit before depreciation and amortization of $221.8 million for the third quarter of 2003 compared to $177.1 million for the third quarter of 2002. The operating profit for the segment was $42.1 million for third quarter of 2003 compared to $20.8 million for the third quarter of 2002.

HUGHES ELECTRONICS CORPORATION

United States.    Revenues for DIRECTV U.S. grew to $1,932 million for the third quarter of 2003, a 20% increase over third quarter of 2002 revenues of $1,616 million. The increase in revenues resulted primarily from the larger subscriber base in 2003, a March 2003 price increase on certain programming packages, higher fees resulting from the increased number of subscribers with multiple set-top receivers, an increase in subscriber purchases of expanded local channel offerings and increased revenues from the NFL SUNDAY TICKET™ package. ARPU for DIRECTV U.S. was $63.70 and $59.20 for the quarters ended September 30, 2003 and 2002, respectively. As of September 30, 2003, DIRECTV had approximately 11.9 million subscribers compared to about 10.9 million subscribers as of September 30, 2002. Excluding subscribers in the National Rural Telecommunications Cooperative (“NRTC”) territories, DIRECTV owned and operated subscribers totaled 10.3 million and 9.2 million at September 30, 2003 and 2002, respectively. DIRECTV added 326,000 net new owned and operated subscribers for the third quarter of 2003, compared to 206,000 net new owned and operated subscribers for the third quarter of 2002. Average monthly subscriber churn was 1.6% for the third quarter of 2003 compared to 1.7% for the third quarter of 2002. Average monthly subscriber churn represents the monthly percentage of DIRECTV owned and operated subscribers whose service is disconnected, and is calculated by dividing the average monthly number of disconnected DIRECTV owned and operated subscribers during the period by average DIRECTV owned and operated subscribers for the period. The improvement in churn was primarily due to continued strong customer service, more subscriber purchases of expanded local channel offerings and an increase in subscribers who have multiple set-top receivers.

Operating profit before depreciation and amortization was $238 million for the third quarter of 2003 compared to $207 million for the third quarter of 2002. The operating profit for the third quarter of 2003 was $116 million compared to $105 million for the third quarter of 2002. The increase in operating profit before depreciation and amortization was primarily attributable to the additional profit resulting from the higher revenues discussed above, including an increase in higher margin revenues from the March 2003 price increase, additional fees from an increased number of subscribers with multiple set-top receivers and increased customer purchases of expanded local channel offerings. These increases were partially offset by higher subscriber acquisition costs, increased costs of customer retention and upgrade programs offered to existing subscribers, and higher advertising expenditures. The increase in subscriber acquisition costs was due to a higher number of gross subscriber additions in both the third party and direct customer acquisition programs as well as the increased number of multiple set-top receivers provided to new subscribers. The increased costs of customer retention and upgrade programs were primarily due to higher installation and hardware costs, including higher costs that resulted from the increased volume under the local channel and digital video recorder upgrade programs, and increased volume under the movers programs. The change in operating profit was due to the improvement in operating profit before depreciation and amortization, partially offset by an $18.5 million increase in amortization expense due to the reinstatement of amortization expense during the fourth quarter of 2002 related to certain intangible assets, in accordance with EITF Issue No. 02-17.

Latin America.    Revenues for DLA increased 6% to $155 million for the third quarter of 2003 from $146 million for the third quarter of 2002. The increase in revenues was due to $18.3 million of revenues related to the consolidation of the Venezuelan and Puerto Rican LOC’s as a result of Hughes’ adoption of FIN 46, partially offset by lower revenues from a smaller subscriber base in 2003. Subscribers declined from about 1.60 million as of September 30, 2002 to about 1.45 million as of September 30, 2003. DLA lost approximately 44,000 in net subscribers for the third quarter of 2003 compared to 65,000 lost for the third quarter of 2002. The continued decline in net subscribers during the third quarter of 2003 was primarily due to significantly higher involuntary churn in Mexico resulting from the disconnection of 31,000 additional subscribers due to accelerating Mexico’s disconnection

HUGHES ELECTRONICS CORPORATION

process associated with subscribers whose accounts were past due. ARPU was $35.20 and $29.80 for the quarters ended September 30, 2003 and 2002, respectively. The increase in ARPU was primarily due to the consolidation of the Venezuelan and Puerto Rican LOC’s on July 1, 2003.

Operating loss before depreciation and amortization was $17 million for the third quarter of 2003 compared to $29 million for the third quarter of 2002. DLA incurred an operating loss of $74 million for the third quarter of 2003 compared to an operating loss of $84 million for the third quarter of 2002. The change in operating loss before depreciation and amortization and operating loss was primarily due to lower 2003 expenses resulting from cost saving initiatives including programming cost reductions from the rejection of certain contracts in connection with the Chapter 11 reorganization.

Satellite Services Segment

Revenues for the Satellite Services segment for the third quarter of 2003 increased $11.0 million to $210.1 million from $199.1 million for the same period in the prior year. This increase was primarily due to additional revenues recorded in 2003 related to PanAmSat’s new G2 Satellite Solutions division, which was formed after the acquisition of the assets of Hughes Global Services (“HGS”) from Hughes on March 7, 2003. Revenues related to HGS were previously included in Eliminations and Other in Hughes’ consolidated segment data.

Operating profit before depreciation and amortization for the third quarter of 2003 was $151.5 million compared to $145.4 million for the third quarter of 2002. The increase in operating profit before depreciation and amortization was principally due to improved operational efficiencies and a reduction in bad debt expense. Operating profit was $66.5 million for the third quarter of 2003 compared to $66.4 million for the third quarter of 2002. The slight increase in operating profit was due to the increase in operating profit before depreciation and amortization, substantially offset by an increase in depreciation expense on two satellites whose estimated useful lives have been shortened due to satellite anomalies.

Network Systems Segment

Revenues for the Network Systems segment for the third quarter of 2003 increased 17.5% to $352.7 million, compared to $300.2 million for the third quarter of 2002. The increase in revenues resulted from increased sales of DIRECTV receiving equipment, which totaled about 946,000 units for the third quarter of 2003 compared to about 738,000 units for the same period of 2002, higher revenues in the DIRECWAY enterprise business and additional revenues from a larger residential and small office/home office DIRECWAY subscriber base. As of September 30, 2003, DIRECWAY had approximately 177,000 residential and small office/home office subscribers in North America compared to 139,000 as of September 30, 2002.

The Network Systems segment reported operating profit before depreciation and amortization of $8.6 million for the third quarter of 2003, compared to an operating loss before depreciation and amortization of $22.9 million for the third quarter of 2002. The Network Systems segment had an operating loss of $10.1 million for the third quarter of 2003, compared to an operating loss of $42.9 million for the third quarter of 2002. The improvement in operating profit before depreciation and amortization and operating loss resulted from a lower loss in the residential and small office/home office DIRECWAY business due to improved efficiencies associated with the larger subscriber base, increased revenues and operating margins in the set-top box and DIRECWAY enterprise businesses, and an $8.7 million charge in the third quarter of 2002 related to severance costs and an inventory provision.

HUGHES ELECTRONICS CORPORATION

Eliminations and Other

The elimination of revenues increased to $79.8 million for the third quarter of 2003 from $66.1 million for the third quarter of 2002. In 2002, eliminations were partially offset by other revenues of $11.8 million earned by HGS, for which there are no comparable amounts in the third quarter of 2003 as a result of the sale of the assets of HGS to the Satellite Services segment discussed above.

Operating loss from Eliminations and Other decreased to an operating loss of $22.0 million for the third quarter of 2003 from $28.3 million for the third quarter of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues.    Revenues for the nine months ended September 30, 2003 increased 11.8% to $7,168.2 million, compared with $6,411.8 million for the nine months ended September 30, 2002. The increase in revenues resulted primarily from $710.0 million of higher revenues at the Direct-To-Home Broadcast segment from the addition of new DIRECTV subscribers and higher ARPU in the United States, partially offset by a decrease in revenues at DLA due to a decline in subscribers, the $55.0 million of revenues generated by the 2002 World Cup and the further devaluation of several Latin American currencies in 2003. In addition, revenues at the Network Systems segment increased $102.3 million primarily from higher sales in its set-top box and consumer broadband businesses.

Operating Costs and Expenses.    Operating costs and expenses increased to $6,909.8 million for the nine months ended September 30, 2003 from $6,582.2 million for the nine months ended September 30, 2002. Broadcast programming and other costs increased by $373.0 million in the nine months ended September 30, 2003 from the same period in 2002 due to higher costs at DIRECTV U.S. resulting from higher programming costs associated with the increase in subscribers, programming rate increases and an increase in gross subscriber additions through direct customer acquisition programs, as well as increased costs at the Network Systems segment associated with the increase in revenues discussed above. These increases were partially offset by the $130.0 million cost of the 2002 World Cup rights at DLA. Costs of products sold decreased by $19.7 million in the nine months ended September 30, 2003 from the nine months ended September 30, 2002. Selling, general and administrative expenses decreased by $79.5 million during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to a lower number of DIRECTV U.S. subscribers acquired through third-party customer acquisition programs, a $48.0 million loss recorded for the GECC dispute in 2002 and lower foreign currency translation losses at DLA primarily resulting from a stable Argentine peso for the nine months ended September 30, 2003 compared to a deteriorating Argentine peso for the same period in the prior year. These decreases were partially offset by the $95.0 million net gain recorded in 2002 for the NASA claim, a $40.1 million net gain recorded in 2002 related to the PAS-7 insurance claim and higher 2003 retention, upgrade and other marketing costs at DIRECTV U.S. Depreciation and amortization increased by $53.8 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase was primarily from DIRECTV U.S. due to a $32.4 million increase in depreciation expense associated with capital expenditures since September 30, 2002 and a $55.5 million increase in amortization expense that resulted from the reinstatement of amortization expense during the fourth quarter of 2002 related to certain intangible assets, in accordance with EITF Issue No. 02-17. The increase was partially offset by a $30.5 million decrease at the Satellite Services segment primarily resulting from a satellite becoming fully depreciated in July 2002, partially offset by an increase in depreciation expense on two satellites whose estimated useful lives have been shortened due to satellite anomalies.

HUGHES ELECTRONICS CORPORATION

Operating Profit Before Depreciation and Amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin increased to $1,068.5 million and 14.9%, respectively, for the nine months ended September 30, 2003 from $585.9 million and 9.1%, respectively, for the nine months ended September 30, 2002. The increase in operating profit before depreciation and amortization for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to increases of $515.8 million and $57.6 million at the Direct-To-Home Broadcast segment and Network Systems segment, respectively, partially offset by a decrease of $93.0 million in Eliminations and Other.

Operating Profit (Loss).    Operating profit for the nine months ended September 30, 2003 was $258.4 million and operating profit margin was 3.6%, compared to an operating loss of $170.4 million for the nine months ended September 30, 2002. The increase in operating profit for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was due to increases of $438.7 million, $55.3 million and $32.7 million at the Direct-To-Home Broadcast segment, Network Systems segment, and Satellite Services segment, respectively, partially offset by a decrease of $97.9 million in Eliminations and Other.

Interest Income and Expense.    Interest income increased to $32.5 million for the nine months ended September 30, 2003 compared to interest income of $17.1 million for the same period of 2002 due to an increase in average cash balances. Interest expense decreased to $241.0 million for the nine months ended September 30, 2003 from $273.8 million for the nine months ended September 30, 2002. The decrease in interest expense resulted from the $74.0 million of interest recorded in connection with the GECC dispute in 2002, partially offset by higher average outstanding borrowings and a higher weighted average interest rate in 2003. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”

Reorganization Expense.    Reorganization expense for the nine months ended September 30, 2003 was $19.2 million. Reorganization expense includes legal and consulting costs related to DLA LLC’s bankruptcy proceedings. See “DLA LLC Reorganization” below for additional information.

Other, Net.    Other, net decreased to a loss of $38.0 million for the nine months ended September 30, 2003 from income of $46.0 million for the same period of 2002. Other, net for the nine months ended September 30, 2003 resulted primarily from $78.5 million of equity method investee losses, which include $35.0 million related to Hughes’ investment in XM Satellite Radio, partially offset by a $38.8 million gain resulting from an increase in the fair market value of an investment in a XM Satellite Radio convertible note. Other, net for the nine months ended September 30, 2002 resulted primarily from $161.5 million of net gains from the sale of investments, including a $158.6 million gain related to the sale of an investment in Thomson, and $36.7 million of accrued liabilities related to the costs to exit the DIRECTV Japan business that were reversed upon the resolution of all remaining claims. These gains were partially offset by a $29.0 million charge recorded for a loan guarantee obligation related to a Hughes affiliate in India, $45.3 million of equity method investee losses, $34.3 million of losses recognized for the other-than-temporary decline in the fair value of certain investments in common stock and a loss of $24.5 million recorded for the sale of the Sky Perfect investment.

Income Taxes.    Hughes recognized an income tax benefit of $48.0 million for the nine months ended September 30, 2003 compared to an income tax benefit of $144.8 million for the nine months ended September 30, 2002. The lower tax benefit for the nine months ended September 30, 2003 was primarily due to lower pre-tax losses in the current year, partially offset by a $48.0 million tax benefit recorded for the favorable resolution of certain tax refund claims in the third quarter of 2003.

HUGHES ELECTRONICS CORPORATION

Income (Loss) from Continuing Operations Before Cumulative Effect of Accounting Changes. Hughes reported income from continuing operations before cumulative effect of accounting changes of $19.9 million for the nine months ended September 30, 2003 compared to a loss of $250.6 million for the same period of 2002.

Loss from Discontinued Operations.    Hughes reported a loss from discontinued operations of $7.6 million for the nine months ended September 30, 2003 compared to a loss of $74.5 million for the same period of 2002.

On July 15, 2003, Hughes and The Boeing Company (“Boeing”) settled all matters related to the previously reported dispute arising out of the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing. As a result of the settlement, Hughes recorded an after-tax charge of $7.7 million that was reported in discontinued operations for the nine months ended September 30, 2003.

On February 28, 2003, Hughes completed the shut down of DIRECTV Broadband. As a result, DIRECTV Broadband has been reported as a discontinued operation in the consolidated financial statements, and its revenues, operating costs and expenses and other non-operating results are excluded from the continuing operating results of the Direct-To-Home Broadcast segment for all periods presented herein. The income from discontinued operations, net of taxes, was $0.1 million for the nine months ended September 30, 2003 compared to a loss of $74.5 million for the nine months ended September 30, 2002.

Cumulative Effect of Accounting Changes.    As a result of Hughes’ adoption of FIN 46, Hughes began consolidating the Venezuelan and Puerto Rican LOC’s on July 1, 2003. The adoption of this standard resulted in an after-tax charge of $64.6 million in the third quarter of 2003, which was recorded as a cumulative effect of accounting change in the Consolidated Statements of Operations and Available Consolidated Net Income (Loss). See “New Accounting Standards” below for additional information.

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

Direct-To-Home Broadcast Segment

Direct-To-Home Broadcast segment revenues for the nine months ended September 30, 2003 increased 13.7% to $5,878.2 million from $5,168.2 million for the nine months ended September 30, 2002. The Direct-To-Home Broadcast segment had operating profit before depreciation and amortization of $732.5 million for the nine months ended September 30, 2003 compared with $216.7 million for the nine months ended September 30, 2002. The operating profit for the segment was $210.3 million for nine months ended September 30, 2003 compared to an operating loss of $228.4 million for the nine months ended September 30, 2002.

United States.    Revenues for DIRECTV U.S. grew to $5,441 million for the nine months ended September 30, 2003, a 17% increase over last year’s revenues for the same period of $4,632 million. The increase in revenues resulted primarily from the larger subscriber base in 2003, a March 2003 price increase on certain programming packages, higher fees resulting from the increased number of

HUGHES ELECTRONICS CORPORATION

subscribers with multiple set-top receivers, an increase in subscriber purchases of expanded local channel offerings and increased revenues from the NFL SUNDAY TICKET package. ARPU for DIRECTV U.S. was $61.20 and $58.10 for the nine months ended September 30, 2003 and 2002, respectively. DIRECTV added 782,000 net new owned and operated subscribers for the nine months ended September 30, 2003, compared to 758,000 net new owned and operated subscribers for the nine months ended September 30, 2002. Average monthly subscriber churn was 1.5% for the nine months ended September 30, 2003 compared to 1.7% for the nine months ended September 30, 2002. The improvement in churn was primarily due to continued strong customer service, more subscriber purchases of expanded local channel offerings and an increase in subscribers who have multiple set-top receivers.

Operating profit before depreciation and amortization was $801 million for the nine months ended September 30, 2003 compared to operating profit before depreciation and amortization of $407 million for the nine months ended September 30, 2002. The operating profit for the nine months ended September 30, 2003 was $430 million compared to $124 million for the nine months ended September 30, 2002. The increase in operating profit before depreciation and amortization was primarily attributable to the additional profit resulting from the higher revenues discussed above, including an increase in higher margin revenues from the March 2003 price increase, increased customer purchases of expanded local channel offerings and additional fees from an increased number of subscribers with multiple set-top receivers, and the loss recorded for the GECC dispute in 2002. These improvements were partially offset by higher subscriber acquisition costs, increased costs of customer retention and upgrade programs offered to existing subscribers and higher advertising expenditures. The increase in subscriber acquisition costs was due to a higher number of gross subscriber additions through the direct customer acquisition program and the increased number of multiple set-top receivers provided to new subscribers under this program, partially offset by the lower third party commissions due to a decrease in gross subscriber additions through third party customer acquisition programs during the first nine months of 2003 compared to the first nine months of 2002. The increased costs of customer retention and upgrade programs were primarily due to higher installation and hardware costs, including higher costs that resulted from increased volume under the movers programs, and increased volume under the local channel and digital video recorder upgrade programs. The change in operating profit was due to the improvement in operating profit before depreciation and amortization, partially offset by a $32.4 million increase in depreciation expense associated with capital expenditures since September 30, 2002 and a $55.5 million increase in amortization expense that resulted from the reinstatement of amortization expense during the fourth quarter of 2002 related to certain intangible assets, in accordance with EITF Issue No. 02-17.

Latin America.    Revenues for DLA decreased 19% to $439 million for the nine months ended September 30, 2003 from $539 million for the nine months ended September 30, 2002. The decline in revenues resulted from $55 million of revenues generated from the 2002 World Cup, a smaller subscriber base in 2003 and the 2003 devaluation of several Latin American currencies. DLA lost approximately 133,000 net subscribers for the nine months ended September 30, 2003 compared to 6,000 lost for the nine months ended September 30, 2002. The decline in net subscribers was primarily due to higher involuntary churn in Mexico and the ongoing economic turmoil as well as competitive pressures in the region. ARPU was $32.20 and $36.70 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in ARPU was primarily related to the 2002 World Cup revenues.

Operating loss before depreciation and amortization was $68 million for the nine months ended September 30, 2003 compared to $189 million for the nine months ended September 30, 2002. The change was primarily due to the $75 million loss from the 2002 World Cup, lower foreign currency translation losses primarily resulting from a stable Argentine peso for the nine months ended

HUGHES ELECTRONICS CORPORATION

September 30, 2003 compared to a deteriorating Argentine peso for the same period in the prior year and lower 2003 expenses resulting from cost saving initiatives including programming cost reductions from the rejection of certain contracts in connection with the Chapter 11 reorganization. These improvements were partially offset by lower gross profit on the lower revenues discussed above. DLA incurred an operating loss of $219 million in the nine months ended September 30, 2003 compared to an operating loss of $351 million in the nine months ended September 30, 2002. The lower operating loss resulted from the improvement in operating loss before depreciation and amortization as well as a decrease in depreciation expense of $11 million.

Satellite Services Segment

Revenues for the Satellite Services segment for the nine months ended September 30, 2003 decreased $2.1 million to $613.4 million from $615.5 million for the same period in the prior year. This decline was primarily due to a termination fee received in 2002 from one of PanAmSat’s video customers and to occasional service revenue related to the global broadcast distribution of the 2002 World Cup, partially offset by additional revenues recorded in 2003 related to PanAmSat’s new G2 Satellite Solutions division.

Operating profit before depreciation and amortization was $449.4 million for the nine months ended September 30, 2003, a $2.2 million increase from $447.2 million in the nine months ended September 30, 2002. The increase was principally due to a reduction in bad debt expense, a decrease in operating expenses as a result of cost reduction initiatives, 2002 net facilities restructuring and severance charges of $13.7 million and an $18.7 million loss on the conversion of several sales-type leases to operating leases by one of PanAmSat’s customers in 2002. These improvements were partially offset by a $40.1 million net gain related to the settlement of the PAS-7 insurance claim in 2002. Operating profit was $217.2 million for the nine months ended September 30, 2003 compared to $184.5 million for the nine months ended September 30, 2002. The increase in operating profit was due to lower depreciation expense of $30.5 million primarily resulting from a satellite that was fully depreciated in July 2002, partially offset by an increase in depreciation expense on two satellites whose estimated useful lives have been shortened due to satellite anomalies.

Network Systems Segment

Revenues for the Network Systems segment for the nine months ended September 30, 2003 increased $102.3 million to $899.7 million, compared to $797.4 million for the nine months ended September 30, 2002. The increase in revenues resulted from increased sales of DIRECTV receiving equipment, which totaled about 2.3 million units for the nine months ended September 30, 2003 compared to about 1.7 million units for the same period of 2002, and revenues from a larger residential and small office/home office DIRECWAY subscriber base.

The Network Systems segment reported operating loss before depreciation and amortization of $22.8 million for the nine months ended September 30, 2003, compared to $80.4 million for the nine months ended September 30, 2002. The Network Systems segment had an operating loss of $79.7 million for the nine months ended September 30, 2003, compared to an operating loss of $135.0 million for the nine months ended September 30, 2002. The improvement in operating loss before depreciation and amortization and operating loss resulted primarily from a lower loss in the residential and small office/home office DIRECWAY business due to improved efficiencies associated with the larger subscriber base and a $14.6 million charge related to severance costs and an inventory provision in 2002.

HUGHES ELECTRONICS CORPORATION

Eliminations and Other

The elimination of revenues increased to $223.1 million for the nine months ended September 30, 2003 from $169.3 million for the nine months ended September 30, 2002. The increase was primarily due to increased shipments of DIRECTV receiving equipment from the Network Systems segment to the Direct-To-Home Broadcast segment, partially offset by a decrease in transponder leasing revenues from the Satellite Services segment to the Direct-To-Home Broadcast segment.

Operating profit (loss) from Eliminations and Other decreased to an operating loss of $89.4 million for the nine months ended September 30, 2003 from an operating profit of $8.5 million for the nine months ended September 30, 2002. The decrease in operating profit resulted primarily from the $95.0 million net gain recorded in 2002 for the NASA claim.

Liquidity and Capital Resources

During the first nine months of 2003, Hughes’ cash and cash equivalents balance increased $1,499.3 million to $2,627.9 million. The increase in cash and cash equivalents resulted primarily from additional net borrowings of $1,580.0 million and cash provided by operations of $892.2 million, partially offset by expenditures for satellites and property of $478.9 million, debt issuance costs of $68.4 million, and cash used in discontinued operations of $428.1 million. Of the $2,627.9 million cash and cash equivalents balance at September 30, 2003, $380.2 million and $496.8 million is generally available only to DIRECTV U.S. and PanAmSat, respectively. Hughes’ management believes that this cash balance plus the incremental borrowing capacity currently available provides Hughes with sufficient long-term liquidity to fund Hughes’ business plan through projected cash flow breakeven.

As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at September 30, 2003 and December 31, 2002 was 2.08 and 1.14, respectively. Working capital increased by $2,065.2 million to $2,518.5 million at September 30, 2003 from working capital of $453.3 million at December 31, 2002. The change was principally due to the repayment of current debt obligations and an increase in cash balances which resulted from cash flows from operations and the proceeds received from long-term borrowings that resulted from the DIRECTV financing transactions described in more detail below.

For the first nine months of 2003, Hughes generated approximately $402.9 million of positive cash flow (defined as the sum of cash flow from operating activities and cash flow from investing activities). For the remainder of 2003, Hughes expects to generate approximately $100 million in positive cash flow. This estimate excludes any cash payments that would be required upon completion of the News Corporation transactions, including the $275 million special cash dividend to GM, investment advisor fees of approximately $50 million and up to $110 million in retention and known severance benefit payments to employees. Hughes’ future cash requirements are expected to be funded from a combination of existing cash balances, cash provided from operations and amounts available under credit facilities.

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

Cash Flow Information.    Cash provided by operating activities increased to $892.2 million for the first nine months of 2003, from $457.7 million for the first nine months of 2002. This increase resulted primarily from the $482.6 million increase in operating profit before depreciation and amortization from 2002 to 2003.

Cash used in investing activities was $489.3 million in the nine months ended September 30, 2003, compared to $648.0 million for the same period in 2002. The decrease in cash used in investing activities in the first nine months of 2003 resulted primarily from $505.0 million of reduced expenditures for satellites and property, partially offset by $215.0 million of reduced proceeds from insurance claims and $150.1 million of reduced proceeds from sale of investments.

Cash provided by financing activities was $1,524.5 million for the first nine months of 2003, compared to $474.5 million for the first nine months of 2002. Financing activities in the first nine months of 2003 include net borrowings of $1,580.0 million partially offset by debt issuance costs of $68.4 million. Financing activities in the first nine months of 2002 include net borrowings of $728.7 million, partially offset by the $134.2 million final payment of the Raytheon settlement, debt issuance costs of $58.5 million and the payment of preferred stock dividends to GM.

Cash used in discontinued operations was $428.1 million for the first nine months of 2003, compared to $121.1 million for the first nine months of 2002. Cash used in discontinued operations in the first nine months of 2003 includes the $360.0 million purchase price adjustment payment made to Boeing on July 18, 2003 as well as $68.1 million for the shut down of DIRECTV Broadband. Cash used in discontinued operations in the first nine months of 2002 is related to the operations of DIRECTV Broadband.

Notes Payable and Credit Facilities.    Notes Payable. On February 28, 2003, DIRECTV Holdings LLC (“DIRECTV”), a wholly-owned subsidiary of Hughes, issued $1.4 billion in senior notes due in 2013 in a private placement transaction. In September 2003, all of the senior notes were exchanged for notes registered under the Securities Act of 1933 with substantially identical terms. The ten-year registered notes are unsecured indebtedness guaranteed by all of DIRECTV’s domestic subsidiaries and bear interest at 8.375%. Principal is payable upon maturity, while interest is payable semi-annually, beginning with the payment made on September 15, 2003.

HUGHES ELECTRONICS CORPORATION

In February 2002, PanAmSat completed an $800.0 million Rule 144A private placement notes offering, which notes were exchanged for registered notes with substantially identical terms in November 2002. These unsecured notes bear interest at an annual rate of 8.5%, payable semi-annually, and mature in 2012.

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The $200.0 million five-year notes were repaid in January 2003. The outstanding principal balances and interest rates for the seven, ten, and thirty-year notes as of September 30, 2003 were $275.0 million at 6.125%, $150.0 million at 6.375% and $125.0 million at 6.875%, respectively. Principal is payable at maturity, while interest is payable semi-annually. In connection with a secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured with the bank facility by substantially all of PanAmSat’s assets, including its satellites.

Credit Facilities.    On March 6, 2003, DIRECTV entered into a $1,675.0 million senior secured credit facility, comprised of a $375.0 million Term Loan A, of which $175.0 million was drawn, a $1,050.0 million Term Loan B, which was fully drawn, and a $250.0 million revolving credit facility, which was undrawn. Borrowings under the Term Loan A and the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 3.50%. Borrowings under the Term Loan B bore interest at LIBOR plus 3.50% until it was replaced in August 2003 by the Term Loan B-1. DIRECTV distributed to Hughes the $2.56 billion of proceeds, net of debt issuance costs, from the initial borrowings under the senior secured credit facility and the sale of senior notes, described above. This distribution enabled Hughes to repay the $506.3 million outstanding principal balance and accrued interest under a prior credit agreement, which was then terminated.

In August 2003, DIRECTV amended the senior secured credit facility to replace the $1,050.0 million Term Loan B with a new $1,225.0 million Term Loan B-1 and to reduce the size of the Term Loan A from $375.0 million to $200.0 million, repaying the $175.0 million that was previously outstanding under the Term Loan A with additional borrowings from the Term Loan B-1. Borrowings under the Term Loan B-1 bear interest at a rate equal to LIBOR plus 2.75%, which may be increased or decreased under certain conditions. The revolving credit facility was not affected by the amendment. DIRECTV is required to pay a commitment fee of 0.50% and 1.25% per year on the unused commitments under the revolving credit facility and Term Loan A, respectively. The revolving credit facility and the Term Loan A each have terms of five years and the Term Loan B-1 matures in 2010. Principal payments under the Term Loan A are due in varying amounts from 2004 to 2008. Principal payments under the Term Loan B-1 are due primarily in 2008 to 2010. As of September 30, 2003, the Term Loan A and the revolving credit facility were undrawn and the Term Loan B-1 was fully drawn. The Term Loan A may be drawn by DIRECTV until December 2003 and those proceeds may be distributed to Hughes. The revolving portion of the senior secured credit facility is available to DIRECTV to fund working capital and other requirements. The senior secured credit facility is secured by substantially all of DIRECTV’s assets and is fully and unconditionally guaranteed, jointly and severally, by all of DIRECTV’s domestic subsidiaries.

In February 2002, PanAmSat entered into a bank facility in the amount of $1,250.0 million. The bank facility is comprised of a $250.0 million revolving credit facility, which was undrawn as of September 30, 2003, a $300.0 million Tranche A Term Loan and a $700.0 million Tranche B Term Loan. This bank facility replaced a previously existing and undrawn $500.0 million unsecured multi-year revolving credit facility. The new revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus 2.75%. PanAmSat is required to pay a commitment fee of 0.50% per year on the unused commitments under the revolving credit facility. The Tranche B Term Loan bears interest at LIBOR plus 3.50%. The revolving credit facility and Tranche A Term Loan interest rates may be

HUGHES ELECTRONICS CORPORATION

increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. The revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity. The facilities are secured ratably with the fixed rate notes described above by substantially all of PanAmSat’s assets, including its satellites. PanAmSat repaid a $1,725.0 million intercompany loan from Hughes in February 2002, using proceeds from the bank facility and the registered notes described above.

On June 18, 2003, PanAmSat and its lenders amended the bank facility to allow for the completion of the News Corporation transactions without causing an event of default under the facility.

On July 14, 2003, PanAmSat made an optional prepayment of $350.0 million under its $1,250.0 million bank facility from available cash on hand. The prepayment was applied pro rata against PanAmSat’s Tranche A Term Loan and Tranche B Term Loan. As of September 30, 2003, outstanding amounts under the Tranche A Term Loan and Tranche B Term Loan were $195.0 million and $455.0 million, respectively.

On October 29, 2003, PanAmSat amended its bank facility to provide for the refinancing of its Tranche A Term Loan and Tranche B Term Loan under a new Term Loan B-1 facility with an interest rate of LIBOR plus 2.5% and scheduled annual maturities of principal in varying amounts from 2004 through 2010. As a result of this amendment, the amount of the revolving credit facility, its termination date and the provisions relating to the commitment fee remain unchanged. This amendment also adjusted certain operating covenants under the bank facility to provide greater operational flexibility to PanAmSat.

On October 1, 2001, Hughes entered into a $2.0 billion revolving credit facility with General Motors Acceptance Corporation (“GMAC”). The facility was subsequently amended in February and November 2002, and March 2003. The amendments reduced the size of the facility to $1,500.0 million and provided for a commitment through March 31, 2004. On June 18, 2003, Hughes voluntarily prepaid amounts owed thereunder and terminated the facility. The facility was comprised of a $1,500.0 million tranche secured by a $1,500.0 million Hughes cash deposit. Borrowings under the facility bore interest at GMAC’s cost of funds plus 0.125%, and the $1,500.0 million cash deposit earned interest at a rate equivalent to GMAC’s cost of funds. Hughes had the legal right of setoff with respect to the $1,500.0 million GMAC cash deposit, and accordingly offset it against amounts borrowed from GMAC under the $1,500.0 million tranche in the consolidated statement of financial position.

Other.    $72.8 million in other short-term and long-term debt, related primarily to DLA and HNS’ international subsidiaries, was outstanding at September 30, 2003. Principal on these borrowings is due in varying amounts through 2008.

Hughes’ notes payable and credit facilities mature as follows: $51.2 million in the remainder of 2003; $55.8 million in 2004; $343.0 million in 2005; $66.3 million in 2006; $93.2 million in 2007; and $4,088.3 million thereafter.

DIRECTV and PanAmSat are required to maintain certain financial covenants and are also subject to restrictive covenants under their borrowings. These covenants limit the ability of DIRECTV, PanAmSat and their respective subsidiaries to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new businesses. If DIRECTV or PanAmSat fails to comply

HUGHES ELECTRONICS CORPORATION

with their respective covenants, all or a portion of their respective borrowings could become immediately payable. At September 30, 2003, DIRECTV and PanAmSat were in compliance with all such covenants.

As of September 30, 2003, restricted cash of $91.2 million was included as part of “Prepaid expenses and other” on the Consolidated Balance Sheets. This cash was deposited to secure certain letters of credit and obligations of Hughes and Hughes’ majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

Satellite Fleet.    As of September 30, 2003, Hughes had a fleet of 32 satellites, seven owned by DIRECTV U.S. and 25 owned and operated by PanAmSat. In October 2003, PanAmSat successfully launched a new satellite, Galaxy 13/Horizons I. Currently, Hughes has contracted to acquire nine additional satellites, which includes three for DIRECTV, three for PanAmSat and three for the SPACEWAY® platform under development by HNS. Capital expenditures related to satellites totaled $189.4 million and $594.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Commitments and Contingencies

Litigation

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provided for a potential adjustment to the purchase price based upon the financial statements of the satellite systems manufacturing businesses as of the closing date of the sale. Based upon the final closing date financial statements, Hughes calculated that Boeing was owed a purchase price adjustment of $164 million plus interest accruing at a rate of 9.5% from the date of sale pursuant to the stock purchase agreement. Boeing subsequently submitted additional proposed adjustments which became the subject of a dispute resolution process. Pursuant to a settlement agreement executed on July 15, 2003, Hughes and Boeing settled all outstanding purchase price adjustment disputes and Hughes paid an aggregate of $360 million in cash on July 18, 2003 in satisfaction of both the disputed and undisputed portions of the purchase price adjustment. Boeing also was released from its commitment to pay Hughes $4.4 million over the next seven years in connection with Boeing’s participation in the settlement with the U.S. Department of State on China launch issues of the mid-1990s. Also in connection with the settlement, HNS agreed to extend the scheduled launch date for the first Boeing built SPACEWAY satellite from the fourth quarter of 2003 until February 2004 and agreed to re-assume responsibility for obtaining the related satellite in-orbit and launch insurance. Boeing paid $54 million to HNS on July 23, 2003, which was a repayment of the cumulative insurance progress payments made by HNS to Boeing. This cash receipt was recorded as a reduction to capital expenditures. As a result of the settlement of the purchase price adjustment dispute, Hughes recorded an after-tax charge of $7.7 million to discontinued operations during the quarter ended June 30, 2003. Subsequent to the settlement discussed above, Boeing has advised Hughes that the launch of the first SPACEWAY satellite is likely to be delayed until late in the second quarter of 2004.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against Hughes arising in the ordinary course of business. Hughes has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require Hughes to

HUGHES ELECTRONICS CORPORATION

pay damages or make other expenditures in amounts that could not be estimated at September 30, 2003. After discussion with counsel representing Hughes in those actions, it is the opinion of management that such liability is not expected to have a material adverse effect on Hughes’ consolidated results of operations and financial position.

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

Hughes uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. Hughes relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its ability to provide service. Where insurance costs related to satellite components or systems that have suffered anomalies in the past are prohibitive, Hughes’ insurance policies contain coverage exclusions and Hughes is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $617.5 million and the book value of the satellites that were not insured was $1,270.5 million at September 30, 2003. The uninsured amount includes the value of five PanAmSat satellites for which policies were not renewed in May 2003.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and PanAmSat expects that both of these satellites will continue to serve these existing customers until PanAmSat replaces or supplements them with new satellites. PanAmSat has not determined when these satellites will be replaced or supplemented but does not currently expect to begin construction on replacement satellites before the second half of 2004. The insurance policies for Galaxy 11 and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for PanAmSat to share 10% of future revenues from these satellites with the insurers if the respective proof of loss is accepted. PanAmSat cannot provide assurance that these proofs of loss will be accepted by the insurers or, if accepted, how much PanAmSat will receive. PanAmSat is working with the satellite manufacturer to determine the long-term implications to the satellites of this degradation and will continue to assess the operational impact. At this time, based upon all information currently available to PanAmSat, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, PanAmSat currently expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time. Hughes also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties with these two satellites.

HUGHES ELECTRONICS CORPORATION

PanAmSat and Boeing have determined that the secondary XIPS on two of PanAmSat’s seven Boeing model 601 HP spacecraft, Galaxy 4R and PAS-6B, are no longer available as a result of failures experienced during June and July 2003, respectively. The primary XIPS on each of these satellites had previously ceased working, and both satellites are operating as designed on their completely independent backup bi-propellant propulsion systems. These satellites are backed up by in-orbit satellites with immediately available capacity. The remaining useful lives on Galaxy 4R and PAS-6B are now estimated to be approximately 3.5 years and 4.9 years, respectively, from the date of each satellites’ anomaly, based on the bi-propellant fuel on-board. Accordingly, PanAmSat accelerated depreciation of these satellites beginning in the third quarter of 2003 to coincide with their revised estimated useful lives. The additional depreciation expense resulting from this change in estimated useful lives was $9.2 million in the third quarter of 2003.

PanAmSat has determined that the net book value and its investments in sales-type leases on these two satellites are fully recoverable. On July 31, 2003, PanAmSat filed a proof of loss under the insurance policy for Galaxy 4R in the amount of $169 million, subject to a salvage provision providing for PanAmSat to share a portion of the revenues with the insurers. As of September 30, 2003, PanAmSat reached an agreement with all but one of the insurers representing, in the aggregate, approximately 83% of the insurance coverage on the satellite. As a result, PanAmSat recorded an insurance claim receivable of $102.6 million, related to the 83% settlement, reflecting the insurance policy amount for these insurers less a negotiated settlement for salvage. PanAmSat received these proceeds during the fourth quarter of 2003. In October 2003, PanAmSat commenced arbitration proceedings against the last insurance provider over a disputed portion of the remaining claim. PanAmSat cannot provide assurance that it will be successful in these proceedings or, if successful, how much will be received. PanAmSat is developing plans to replace Galaxy 4R prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract that was purchased previously. Once a settlement is reached with the final insurance provider, PanAmSat anticipates that future depreciation on Galaxy 4R will be approximately equal to the depreciation on this satellite before the anomaly occurred. The insurance policy on PAS-6B has an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss. PanAmSat is working with the customers on PAS-6B to provide a long-term solution for their needs.

The availability and use of any proceeds from the Galaxy 11, PAS-1R and Galaxy 4R insurance claims are restricted by the agreements governing PanAmSat’s debt obligations.

PanAmSat believes that the XIPS problem will not affect revenues over the revised estimated remaining useful lives of Galaxy 4R and PAS-6B. Prior to the end of the useful lives of these two satellites, PanAmSat plans to transition the affected customers to new or existing in-orbit back up satellites with immediately available capacity. As a result of the XIPS failure on PAS-6B, PanAmSat reduced its total backlog by approximately $360 million, as the customers on this satellite are not contractually obligated to use a new or replacement satellite once it is no longer in service.

Two of PanAmSat’s remaining five Boeing model 601 HP satellites have no book value and are no longer in primary customer service. The other three Boeing model 601 HP satellites that PanAmSat operates continue to have XIPS as their primary propulsion system. However, no assurance can be given that PanAmSat will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For these remaining three satellites, the available bi-propellant life ranges from at least 3.6 years to as much as 7.4 years. In addition, PanAmSat has recently launched Galaxy 13, a Boeing model 601 HP satellite undergoing final in-orbit testing which is not yet in operation.

HUGHES ELECTRONICS CORPORATION

In the first quarter of 2003, PanAmSat and the manufacturer of the Galaxy 8-iR satellite terminated the Galaxy 8-iR satellite construction contract by mutual agreement. In connection with the termination of the construction contract, as of September 30, 2003, PanAmSat had a receivable due from the satellite manufacturer of $69.5 million. Based upon the terms of the agreement with the manufacturer, this receivable is scheduled to be paid in full in December 2003. In addition, PanAmSat has agreed with the Galaxy 8-iR launch vehicle provider to defer the use of the launch to a future satellite. PanAmSat expects to use this launch in early 2006 to replace Galaxy 4R.

Hughes is contingently liable under letters of credit and bonds in the aggregate amount of $65.9 million which were undrawn at September 30, 2003, and DLA LLC has guaranteed $3.0 million of bank debt related to non-consolidated LOC’s, which is due in varying amounts through 2005. Additionally, Raven has claimed that DLA LLC was contractually obligated to repurchase Raven’s 3.98% interest in DLA LLC for $195 million in November 2003. DLA LLC filed a motion with the Bankruptcy Court to reject its obligation under this contract as part of its reorganization proceedings and to subordinate the claims resulting from such rejection to the claims of DLA LLC’s other creditors under the mandatory subordination provisions of Section 510(b) of the Bankruptcy Code. On August 6, 2003, the Bankruptcy Court granted DLA LLC’s motion and determined that these claims should be subordinated. This ruling by the Bankruptcy Court is being appealed by Raven. See “DLA LLC Reorganization” below for further discussion.

The Hughes Board of Directors has approved several benefit plans and agreements which contain change-in-control provisions that are designed to provide benefits for the retention of approximately 212 key employees and also to provide benefits in the event of employee lay-offs. Generally, these benefits are only available if a qualified change-in-control of Hughes occurs and, with respect to severance benefits, if an employee subsequently experiences a qualifying termination of employment. In the event of a change-in-control, the retention benefits will be accrued and expensed when earned and the severance benefits will be accrued and expensed when an employee is terminated. A total of up to approximately $105 million for retention benefits will be paid by Hughes, with approximately $57 million paid and expensed at the time of a change-in-control and approximately $44 million paid up to 12 months following the date of a change-in-control. Approximately $4 million in retention benefits were paid on October 3, 2003 pursuant to the underlying benefit plans and agreements. The approximately $44 million paid following the date of a change-in-control will be expensed as earned. In addition, approximately $5 million of known severance payments will be made at the time of closing of the News Corporation transactions. Additional severance benefits to be paid by Hughes to employees will be based upon the decision to layoff such employees, if any, following the date of a change-in-control. In addition, approximately 12.0 million employee stock options (including approximately 2.1 million options held by executive officers and directors of Hughes) will vest upon a qualifying change-in-control and up to an additional 3.7 million employee stock options could vest if employees are laid off within one year following a change-in-control. For purposes of the above benefits and stock options, and under certain other Hughes benefit plans, a successful completion of the News Corporation transactions would qualify as a change-in-control.

Commitments

At September 30, 2003, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $539.7 million, payable as follows: $103.1 million in the remainder of 2003, $177.1 million in 2004, $111.1 million in 2005, $61.9 million in 2006, $42.6 million in 2007, and $43.9 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options.

HUGHES ELECTRONICS CORPORATION

Hughes has minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, manufacturer subsidies agreements, and telemetry, tracking and control services agreements. As of September 30, 2003, minimum payments over the terms of applicable contracts are anticipated to be approximately $3,073.5 million, payable as follows: $218.1 million in the remainder of 2003, $611.3 million in 2004, $430.3 million in 2005, $560.3 million in 2006, $689.8 million in 2007, and $563.7 million thereafter. The Bankruptcy Court has granted DLA LLC’s motion to reject certain contracts for programming commitments with remaining obligations of $767.8 million at the time of rejection, included above. See “DLA LLC Reorganization” below for additional information.

In October 2003, Hughes announced that it had entered into an agreement with Space Systems/Loral to construct three new satellites, two for DIRECTV U.S. and one for PanAmSat, at an expected cost of approximately $320 million. These costs do not include costs related to launch vehicles and satellite in-orbit and launch insurance. In addition, Hughes agreed to pay Space Systems/Loral an additional $25 million for the completion of the DIRECTV 7S satellite.

DLA LLC Reorganization

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court. The filing did not include any of DLA LLC’s operating companies in Latin America and the Caribbean, which are expected to continue regular operations. DLA LLC continues to manage its business as a debtor-in-possession (“DIP”). Under Chapter 11 of the Bankruptcy Code, management is authorized to operate the business but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of its Chapter 11 petition, DLA LLC obtained Bankruptcy Court orders that, among other things, authorized DLA LLC to pay certain pre-petition obligations related to employee wages and benefits and to take certain actions where such payments or actions will benefit its estate or preserve the going concern value of the business enterprise, thereby enhancing the prospects of reorganization.

Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by DLA LLC at the filing date are stayed and other pre-petition contractual obligations may not be enforced against DLA LLC. In addition, DLA LLC has the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties to rejected executory contracts may file claims with the Bankruptcy Court. The Bankruptcy Court has approved DLA LLC’s rejection of certain future commitments under programming contracts with estimated remaining minimum payments totaling $767.8 million at the time of rejection. DLA LLC no longer broadcasts the programming related to rejected contracts.

On June 3, 2003, the Bankruptcy Court approved DLA LLC’s senior secured DIP financing facility provided by Hughes in an amount up to $300 million and with a term ending in February 2004. This funding is required to supplement DLA LLC’s existing cash flow and help ensure that vendors, programmers, employees and other parties receive payment for services provided after the filing of DLA LLC’s Chapter 11 petition. The DIP financing facility also includes funding of up to $2 million to be used by a statutory creditors’ committee appointed in the Chapter 11 proceedings to investigate and possibly initiate certain claims against Hughes and certain of its affiliates.

DLA LLC has indicated that additional funding is likely to be required following the conclusion of the bankruptcy process until it can reach the number of subscribers required to achieve cash flow breakeven. DLA LLC currently projects that this will be achieved in 2005.

HUGHES ELECTRONICS CORPORATION

Due to material uncertainties, it is not possible to predict the length of time DLA LLC will operate under Chapter 11 protection, the outcome of the proceedings in general, whether DLA LLC will continue to operate under its current organizational structure, the effect of the proceedings on DLA LLC’s business and the Chapter 11 recovery by creditors and equity holders of DLA LLC, or whether any additional claims will be asserted against Hughes and its affiliates and, if asserted, the nature and outcome of such claims.

In connection with certain rights granted in a transaction between DLA LLC and Grupo Clarín S.A. (“Clarin”) that occurred prior to the bankruptcy filing, Raven Media (“Raven”), an affiliate of Clarin, has asserted in the bankruptcy proceeding that DLA LLC was contractually obligated to repurchase Raven’s 3.98% interest in DLA LLC for $195 million in November 2003. Raven has asserted that under the terms of the agreement, DLA LLC’s decision to initiate discussions to address DLA LLC’s financial and operational challenges caused DLA LLC to be responsible immediately to purchase Raven’s equity interest in DLA LLC. DLA LLC filed a motion with the Bankruptcy Court to reject its obligation under this contract as part of its reorganization proceedings and to subordinate the claims resulting from such rejection to the claims of DLA LLC’s other creditors under the mandatory subordination provisions of Section 510(b) of the Bankruptcy Code. On August 6, 2003, the Bankruptcy Court granted DLA LLC’s motion and determined that these claims should be subordinated. This ruling by the Bankruptcy Court is currently being appealed by Raven.

On April 17, 2003, DLA LLC filed with the Bankruptcy Court schedules setting forth DLA LLC’s assets and liabilities as of the date of the petition as reflected in DLA LLC’s records. Creditors, except those that are parties to executory contracts that have not been rejected or assumed, were required to file proof of claim against the estate by September 2, 2003. Approximately 120 claims were filed by the creditors in the total asserted amount of approximately $1.1 billion, excluding claims filed by Hughes of $1.4 billion and Raven of approximately $195 million. DLA LLC currently is in the process of reviewing the claims and may file objections to certain of such claims challenging, among other things, the asserted amounts thereof.

On October 14, 2003, DLA LLC, the creditors’ committee and Hughes filed a joint motion with the Bankruptcy Court seeking an extension of the exclusive periods during which DLA LLC may file a plan of reorganization to November 12, 2003 and an extension of the period during which acceptance of the plan may be solicited to January 12, 2004. Although the motion will be considered by the court on November 12, 2003, pursuant to the local rules of the Bankruptcy Court, by filing the motion, DLA LLC’s exclusive right to file a plan, which was to expire on October 15, 2003, was automatically extended to November 12, 2003.

As of September 30, 2003, DLA LLC had approximately $833.2 million in assets, consisting principally of accounts receivable of $700.3 million principally from LOC’s, net fixed assets of $47.6 million and cash of $3.1 million. Liabilities subject to compromise are DLA LLC’s unsecured liabilities incurred prior to the filing for reorganization under Chapter 11 of the Bankruptcy Code. As of September 30, 2003, DLA LLC liabilities subject to compromise totaled $1,540.2 million, which includes $1,381.3 million of unsecured debt obligations owed to Hughes.

Hughes’ Consolidated Balance Sheet as of September 30, 2003 includes liabilities subject to compromise of DLA LLC of approximately $158.9 million. Additional liabilities subject to compromise may arise subsequent to the filing date of the Chapter 11 petition resulting from, among other things, rejection of executory contracts, including certain programming contracts, and allowance by the Bankruptcy Court of contingent claims and other disputed amounts.

HUGHES ELECTRONICS CORPORATION

Reorganization expense shown in Hughes’ consolidated statements of operations includes the costs incurred to file the bankruptcy petition, ongoing related legal and consulting costs, and other charges related to the reorganization. Any claims allowed in the Chapter proceeding for amounts not previously recognized as liabilities subject to compromise will be accrued as reorganization expense in accordance with SFAS No. 5, “Accounting for Contingencies.” Such expense could be material in amount. Because of the inherent uncertainty of the bankruptcy process, the timing of the recording of such claims cannot be determined. Adjustments of liabilities, as determined by creditors and DLA LLC or the Bankruptcy Court, will also be reflected in reorganization expense. Hughes expects to retain control of DLA LLC upon emergence from Chapter 11 and therefore expects to continue to consolidate DLA LLC.

For the nine months ended September 30, 2003, DLA LLC had revenues of $280.9 million and a net loss of $261.2 million. The net loss includes reorganization expense of $15.5 million incurred by DLA LLC.

Discontinued Operations

DIRECTV Broadband

On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, Hughes recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During the first nine months of 2003, there were payments and adjustments of $20.2 million and $15.9 million related to employee severance benefits and contract termination payments, respectively. As of September 30, 2003, $1.1 million related to accruals for employee severance benefits and $2.7 million related to contract termination payments were remaining.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of DIRECTV Broadband have been excluded from Hughes’ results from continuing operations for all periods presented herein. The financial results for DIRECTV Broadband are presented in Hughes’ Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss) in a single line item entitled “Income (loss) from discontinued operations, net of taxes” and the net cash flows are presented in the Condensed Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

Satellite Systems Manufacturing Businesses

Pursuant to the settlement agreement discussed in “Commitments and Contingencies” above related to the purchase price adjustment dispute arising from the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, Hughes recorded an after-tax charge of $7.7 million to discontinued operations during the second quarter of 2003. On July 18, 2003, Hughes paid the $360 million settlement amount to Boeing, which is included in “Net cash used in discontinued operations” in the Condensed Consolidated Statements of Cash Flows.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates,

HUGHES ELECTRONICS CORPORATION

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

Valuation of Long-Lived Assets.    Hughes evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. Hughes’ long-lived assets primarily include satellites and property. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Valuation of Goodwill and Intangible Assets with Indefinite Lives.    Hughes evaluates the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter, and also when events and circumstances warrant such a review in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which is described in “New Accounting Standards,” below. Hughes uses estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Changes in estimates of future cash flows for DIRECTV U.S. and PanAmSat could result in a write-down of their respective goodwill and intangible assets with indefinite lives in a future period, which could be material to Hughes’ consolidated results of operations and financial position.

Multi-Year Programming Contracts for Live Sporting Events.    Hughes charges the cost of multi-year programming contracts for live sporting events with minimum guarantee payments to expense based on the ratio of each period’s revenues to the estimated total contract revenues to be earned over the contract period. Estimated total contract revenues are evaluated by management at least annually. If the minimum guarantee payments on an individual contract exceeds the estimated total contract revenues, a loss equal to the amount of such difference is recognized immediately.

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

New Accounting Standards

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity (“VIE”) where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. In October 2003, the FASB deferred the effective date for the consolidation of VIEs created prior to February 1, 2003 to December 31, 2003 for calendar year-end companies, with earlier application encouraged. Hughes applied this interpretation as of its original effective date of July 1, 2003 for entities created prior to February 1, 2003. Hughes has determined that the partially-owned LOC’s providing DIRECTV® programming services in Venezuela and Puerto Rico, of which Hughes owns 19.5% and 40.0%, respectively, are VIEs. As a result, on July 1, 2003, Hughes began consolidating the Venezuelan and Puerto Rican LOC’s resulting in an increase in total assets of $55.1 million, which included $29.1 million of cash. The adoption of this interpretation resulted in Hughes recording an after-tax charge of $64.6 million to cumulative effect of accounting changes in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss).

Prior to July 1, 2003, Hughes accounted for its investments in the Venezuelan and Puerto Rican LOC’s under the equity method of accounting and, through June 30, 2003, reflected approximately 75.0% of their net income or loss in “Other, net” in Hughes’ consolidated statements of operations due to the accumulation of net losses in excess of other investors’ investments.

Stock-Based Compensation

Beginning in the first quarter of 2003, Hughes adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” Hughes elected to follow the prospective method of adoption, which results in the recognition of fair value based compensation cost in the consolidated statements of operations for stock options and other stock-based awards granted to employees on or after January 1, 2003. Stock options and other stock-based awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method

HUGHES ELECTRONICS CORPORATION

of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in the consolidated statements of operations.

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

In the first quarter of 2002, Hughes completed the required transitional impairment test for intangible assets with indefinite lives, which consisted of FCC licenses for direct-to-home broadcasting frequencies, and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002.

In the second quarter of 2002, with the assistance of an independent valuation firm, Hughes completed step one of the transitional impairment test to determine whether a potential impairment existed for goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the carrying values of the DLA and DIRECTV Broadband exceeded their fair values, therefore requiring performance of step two of the impairment test.

Hughes completed step two of the impairment test for DLA and DIRECTV Broadband in the fourth quarter of 2002 as required by SFAS No. 142. Step two of the transitional test required the comparison of the fair value of the reporting unit goodwill with the carrying value of that goodwill. As a result of completing step two, Hughes determined that the carrying value of reporting unit goodwill exceeded the fair value of that goodwill and that all of the goodwill recorded at DLA and DIRECTV Broadband, $631.8 million and $107.9 million, respectively, was impaired. Hughes also recorded a $16.0 million charge representing its share of the goodwill impairment of an equity method investee. Therefore, Hughes recorded a charge to cumulative effect of accounting changes, net of taxes, of $681.3 million ($755.7 million pre-tax) as of January 1, 2002 in the Consolidated Statements of Operations and Available Separate Consolidated Net Income (Loss).

Other

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one

HUGHES ELECTRONICS CORPORATION

deliverable and contain more than one unit of accounting. Hughes elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not materially affect Hughes’ consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on Hughes’ consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The adoption of this standard on July 1, 2003, as required, had no impact on Hughes’ consolidated results of operations or financial position.

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

HUGHES ELECTRONICS CORPORATION

DIRECTV

On April 9, 2003, Moody’s affirmed its stable outlook and Ba3 senior implied rating of DIRECTV. The ratings action followed the announcement of the News Corporation transactions. The affirmation is based upon Moody’s expectation that the acquisition will not have a material impact on the credit metrics. On February 19, 2003, Moody’s assigned to DIRECTV a Ba2 senior secured rating with respect to its senior secured credit facilities and a B1 senior unsecured rating on the $1.4 billion of senior unsecured notes. Moody’s has also assigned a B2 issuer rating to DIRECTV. Moody’s assigned a stable outlook to DIRECTV’s ratings. The rating outlook presumed diminishing capital and investment requirements, combined with operating profit improvement to generate eventual free cash flow, and therefore the ratings were considered to be moderately prospective.

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

Interest Rate Risk

Hughes is subject to fluctuating interest rates, which may adversely impact its consolidated results of operations and cash flows. Hughes had outstanding debt of $4.7 billion at September 30, 2003 which consisted of PanAmSat’s fixed rate borrowings of $1,350 million and variable rate borrowings of $650 million, DIRECTV’s fixed rate borrowings of $1,400 million and variable rate borrowings of $1,225 million, and various other floating and fixed rate borrowings. As of September 30, 2003, the hypothetical impact of a one percentage point increase in interest rates related to Hughes’ outstanding variable rate debt would be to increase annual interest expense by approximately $19 million.

* * *

HUGHES ELECTRONICS CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

Based upon the required evaluation of Hughes Electronics Corporation’s (“Hughes”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), Hughes’ Chief Executive Officer and Chief Financial Officer concluded that Hughes’ disclosure controls and procedures were effective as of September 30, 2003.

There has been no change in Hughes’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Hughes’ fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, Hughes’ internal control over financial reporting.

* * *

HUGHES ELECTRONICS CORPORATION

PART II – OTHER INFORMATION (UNAUDITED)

ITEM 1. LEGAL PROCEEDINGS

Summarized below, for the quarter ended September 30, 2003 and through the date of this filing, are changes in material pending legal proceedings involving Hughes Electronics Corporation (“Hughes”). For further information, refer to Hughes’ Annual Report on Form 10-K for the year ended December 31, 2002 and Hughes’ Quarterly Reports on Form 10-Q for the quarter ended March 31, 2003 and June 30, 2003, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2003, May 8, 2003 and August 8, 2003, respectively, and Hughes’ Current Reports on Form 8-K filed with the SEC through the date of this report.

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Hughes became, or was, a party during the quarter ended September 30, 2003 or subsequent thereto, but before the filing of this report are summarized below:

As part of the disposition by Hughes of its defense businesses to Raytheon Corporation in 1997 and its satellite systems manufacturing businesses to The Boeing Company (“Boeing”) in 2000, transfers were made from the Hughes retirement plans to the retirement plans of the buyer in each case of actuarial accrued liabilities and pension assets, including an appropriate portion of any pension surplus, attributable to the businesses. The Defense Contract Management Agency (“DCMA”) of the United States Department of Defense has objected to Hughes’ calculation of the appropriate pension surplus transferred in these dispositions and has issued a Finding of Noncompliance with Cost Accounting Standard 413 (“CAS 413”) which addresses the treatment of pension assets in connection with such dispositions. The DCMA has asserted that the amount of pension surplus subject to adjustment totals approximately $238 million, but has not advised Hughes as to what portion of this amount the government believes is its share. Hughes believes that Hughes’ calculations are fully compliant with CAS 413 and that no amount is due to the United States government. Hughes’ position is supported by a recent decision of the U.S. Court of Federal Claims in Teledyne, Inc. v. United States interpreting CAS 413, which was affirmed by the Court of Appeals for the Federal Circuit in January 2003. One of the contractors involved in that case has filed a writ of certiorari with the United States Supreme Court which has not yet been ruled upon. Hughes believes that the position asserted by the DCMA is without merit and intends to vigorously defend this matter.

* * *

As previously reported, purported class actions were filed in Delaware Chancery Court (Young v. Pearce, et al.; Silverstein vs. Pearce, et al.) and in the California Superior Court, Los Angeles, (Matcovsky, et al. v. Hughes Electronics Corporation, et al.; Brody v. Hughes Electronics Corporation, et al.) on behalf of the owners of General Motors Corporation (“GM”) Class H shares, challenging the series of transactions where GM will split off its interest in Hughes to the holders of GM Class H common stock and News Corporation Limited will acquire 34% of the outstanding capital stock of Hughes. The lawsuits allege that the proposed transactions provide benefits to GM not available to all GM Class H shareholders, in violation of fiduciary duties.

The Delaware actions were consolidated and plaintiffs filed a Consolidated Class Action Complaint on August 29, 2003, which dropped Hughes and its directors from the case. Plaintiffs also filed motions for a preliminary injunction to enjoin consummation of the transactions and for expedited proceedings. The Chancery Court denied these motions on October 2, 2003. Defendants GM and its directors filed a motion to dismiss on September 15, 2003; that motion is pending.

The California actions were consolidated and plaintiffs filed a Consolidated Class Action Complaint on July 18, 2003 against GM, Hughes and each member of the respective Board of Directors of the

HUGHES ELECTRONICS CORPORATION

two companies. On August 21, 2003, defendants filed a motion to dismiss or stay, and certain named defendants filed a motion contesting personal jurisdiction in this matter. A hearing on the motion was held on October 23, 2003, but no ruling has been announced by the Court.

* * *

As previously reported, DIRECTV is involved in lawsuits with the National Rural Telecommunications Cooperative (“NRTC”), Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. (collectively “Pegasus”) and a class of NRTC members (the “Class”), regarding premium programming, launch fees, certain advanced services, contract term and post-contract rights of first refusal. On August 11, 2003, DIRECTV, NRTC and the Class entered into a settlement agreement to resolve all claims and disputes between those parties. The settlement agreement will not become final until the Court approves the terms of the Class settlement. On September 23, 2003, the Class filed its ex parte application for preliminary approval of the settlement and approval of the form of class notice. The Court has scheduled the fairness hearing for January 5, 2004.

The basic terms of settlement are as follows: The NRTC and its member companies release DIRECTV from all financial damage claims. DIRECTV and the NRTC agreed that the term of the DBS Distribution Agreement which entitles the NRTC to distribute DIRECTV programming will end on the later of the date when the DBS-1 satellite (also called DIRECTV 1) reaches the end of its useful life or June 30, 2008. DIRECTV and the NRTC also agreed to a fixed successor term, to run until June 30, 2011, during which DIRECTV and the NRTC will continue their relationship on the current terms. NRTC members and those other companies possessing the right to distribute DIRECTV programming in their NRTC territory who agree to settle their claims may amend their distribution agreements to take advantage of the June 30, 2011 successor term. At the end of such term, all subscribers to DIRECTV programming in the NRTC territories as of June 30, 2011 will be transitioned to DIRECTV and become DIRECTV owned-and-operated customers. DIRECTV will pay $150 per subscriber for each such transitioned subscriber. The NRTC and the other parties possessing distribution rights in their NRTC territory who agree to the settlement will be prohibited from selling or sharing information regarding the subscribers with third parties. The parties have also agreed that DIRECTV retains the right to sell the disputed premium services in NRTC territories. NRTC will continue to bill and collect for these services with an increased minimum revenue share, from 10% to 15%, under the parties’ existing Seamless Consumer Agreement, the term of which will be extended through June 30, 2011. DIRECTV has also agreed to share with the NRTC on a pro rata basis certain launch support payments that it may receive in the future from programmers.

Because Pegasus has not agreed to the settlement, Pegasus and DIRECTV have submitted briefs to the Court on October 8, 2003 regarding trial format and scheduling for the claims remaining to be litigated between the parties, which includes DIRECTV’s claim for monies under the Seamless Marketing Agreement. No trial date has been set.

* * *

As previously reported, in April 2001, Robert Garcia, doing business as Direct Satellite TV, an independent retailer of DIRECTV® system equipment, instituted arbitration proceedings against DIRECTV in Los Angeles, California regarding his commissions and certain charge-back disputes. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV and Hughes in Los Angeles County Superior Court asserting the same chargeback/commissions claims and a Consumer Legal Remedies Act claim. On April 17, 2002, the Los Angeles County Superior Court entered an order compelling plaintiffs in the purported class action of retailers to pursue their individual

HUGHES ELECTRONICS CORPORATION

claims in arbitration, but the court’s order purported to retain jurisdiction to determine whether the prerequisites for class treatment of dealer claims within an arbitration are met. DIRECTV and Hughes appealed the order, which appeal was denied. DIRECTV and Hughes then petitioned the California Supreme Court for review of the order, which was also denied. In June 2003, however, the United States Supreme Court issued a decision in the case Bazzle v. Green Tree Financial, finding that whether an agreement to arbitrate permits class action arbitration is a decision for the arbitrator, not a trial court, to make. DIRECTV and Hughes filed a writ of certiorari with the United States Supreme Court requesting that it vacate the state court decisions and remand the Garcia case for further proceedings consistent with the Bazzle decision. On October 6, 2003, the United States Supreme Court granted DIRECTV’s writ of certiorari and all relief requested by DIRECTV.

* * *

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended September 30, 2003, or subsequent thereto, but before the filing of this report are summarized below:

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

* * *

In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), the stock purchase agreement provided for a potential adjustment to the purchase price based upon the financial statements of the satellite systems manufacturing businesses as of the closing date of the sale. Based upon the final closing date financial statements, Hughes calculated that Boeing was owed a purchase price adjustment of $164 million plus interest accruing at a rate of 9.5% from the date of sale pursuant to the stock purchase agreement. Boeing subsequently submitted additional proposed adjustments which became the subject of a dispute resolution process. Pursuant to a settlement agreement executed on July 15, 2003, Hughes and Boeing settled all outstanding purchase price adjustment disputes and Hughes paid an aggregate of $360 million in cash on July 18, 2003 in satisfaction of both the disputed and undisputed portions of the purchase price adjustment. Boeing also was released from its commitment to pay Hughes $4.4 million over the next seven years in connection with Boeing’s participation in the settlement with the U.S. Department of State on China launch issues of the mid-1990s. Also in connection with the settlement, HNS agreed to extend the scheduled launch date for the first Boeing built SPACEWAY satellite from the fourth quarter of 2003 until February 2004 and agreed to re-assume responsibility for obtaining the related satellite in-orbit and launch insurance. Boeing paid $54 million to HNS on July 23, 2003, which was a repayment of the cumulative insurance progress payments made by HNS to Boeing. This cash receipt was recorded as a reduction to capital expenditures. As a result of the settlement of the purchase price adjustment dispute, Hughes recorded an after-tax charge of $7.7 million to discontinued operations during the quarter ended June 30, 2003.

* * *

HUGHES ELECTRONICS CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number		Exhibit Name	Page No.

2.1	*

Letter Agreement, dated as of August 15 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, GMH Merger Sub, Inc. and General Motors Corporation (incorporated by reference to Exhibit 2.6 to Hughes’ Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 105851), filed August 21, 2003 (the “Form S-4”)).

2.2	*

Amendment No. 2 to the Stock Purchase Agreement, dated as of August 20, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 2.7 to the Form S-4).

10.1	*

Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 5, 2003 (incorporated by reference to Exhibit 10.38 to the Form S-4).

10.2	*

First Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 10, 2003 (incorporated by reference to Exhibit 10.39 to the Form S-4).

10.3	*

Second Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of September 18, 2003 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. (the “DIRECTV Form 10-Q”)).

10.4	*

Complete Restatement of Amended Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117, and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. effective as of August 5, 2003 (incorporated by reference to Exhibit 10.5 to the DIRECTV Form 10-Q).

10.5	*

Amendment No. 2, dated as of October 29, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.78.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 of PanAmSat Corporation).

31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

HUGHES ELECTRONICS CORPORATION

Exhibit Number		Exhibit Name	Page No.

31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
**	Filed herewith.

(b) REPORTS ON FORM 8-K.

Four reports on Form 8-K dated July 16, 2003, July 24, 2003, August 11, 2003 and September 25, 2003, reporting matters under Item 5, Other Events, were filed during the quarter ended September 30, 2003. Three reports on Form 8-K dated July 16, 2003, August 8, 2003 and September 29, 2003 were submitted to the Securities and Exchange Commission during the quarter ended September 30, 2003, reporting matters under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 9 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, those reports into a filing under the Securities Act or the Securities Exchange Act.

* * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUGHES ELECTRONICS CORPORATION (Registrant)

Date: November 7, 2003	By:	/s/ MICHAEL J. GAINES
Michael J. Gaines Senior Vice President and Chief Financial Officer

HUGHES ELECTRONICS CORPORATION

EXHIBIT INDEX

Exhibit Number		Exhibit Name	Page No.

2.1	*

Letter Agreement, dated as of August 15 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, GMH Merger Sub, Inc. and General Motors Corporation (incorporated by reference to Exhibit 2.6 to Hughes’ Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 105851), filed August 21, 2003 (the “Form S-4”)).

2.2	*

Amendment No. 2 to the Stock Purchase Agreement, dated as of August 20, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 2.7 to the Form S-4).

10.1	*

Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 5, 2003 (incorporated by reference to Exhibit 10.38 to the Form S-4).

10.2	*

First Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 10, 2003 (incorporated by reference to Exhibit 10.39 to the Form S-4).

10.3	*

Second Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of September 18, 2003 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. (the “DIRECTV Form 10-Q”)).

10.4	*

Complete Restatement of Amended Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117, and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. effective as of August 5, 2003 (incorporated by reference to Exhibit 10.5 to the DIRECTV Form 10-Q).

10.5	*

Amendment No. 2, dated as of October 29, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.78.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 of PanAmSat Corporation).

31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Exhibit Name	Page No.

32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
**	Filed herewith.