Form 10-K
period 2003-12-31
DIRECTV GROUP INC
filed 2004-03-17
CIK 944868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-26035

THE DIRECTV GROUP, INC.

(Exact name of registrant as specified in its charter)

STATE OF DELAWARE	52-1106564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 East Imperial Highway

El Segundo, California 90245

(310) 964-0808

(Address, including zip code, and telephone number, including area code, of registrants’ principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common, $0.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of June 30, 2003, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $0. At such date, the registrant was a wholly-owned subsidiary of General Motors Corporation.

As of March 11, 2004, the registrant had outstanding 1,384,112,120 shares of common stock.

Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
The DIRECTV Group, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2004	Part III, Items 10 through 14

THE DIRECTV GROUP, INC.

CAUTIONARY STATEMENT FOR PURPOSE OF THE “SAFE HARBOR” PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K may contain certain statements that The DIRECTV Group, Inc., or the Company, believes are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “foresee,” “project” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, but are not limited to, economic conditions; product demand and market acceptance; ability to simplify aspects of our business model; improve customer service; create new and desirable programming content and interactive features; achieve anticipated economies of scale; government action; local political or economic developments in or affecting countries where the Company has operations, including political, economic and social uncertainties in many Latin American countries in which DIRECTV Latin America, LLC operates; foreign currency exchange rates; ability to obtain export licenses; competition; the outcome of legal proceedings; ability to achieve cost reductions; ability to timely perform material contracts; ability to renew programming contracts under favorable terms; technological risk; limitations on access to distribution channels; the success and timeliness of satellite launches; in-orbit performance of satellites; loss of uninsured satellites; ability of customers to obtain financing; and the Company’s ability to access capital to maintain its financial flexibility.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

THE DIRECTV GROUP, INC.

PART I

ITEM 1.    BUSINESS

On March 16, 2004, we changed our corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. Effective on March 17, 2004, our ticker symbol on the New York Stock Exchange, or NYSE, was changed to “DTV.” This name change has no impact on our common stock or the rights of our stockholders. The name of the Company was changed to better reflect our commitment to building our business around the DIRECTV businesses. When we refer to the “Company” in this document, we are referring to The DIRECTV Group, Inc.

We were incorporated in Delaware in 1977 and were subsequently acquired by General Motors Corporation, or GM, in 1985. From 1985 to 2003, we were a wholly-owned subsidiary of GM. Upon GM’s acquisition of us, GM issued GM Class H common stock as a “tracking stock” designed to provide holders with financial returns based on the financial performance of the Company. Holders of GM Class H common stock had no direct rights in the equity or assets of the Company, but rather had rights in the equity and assets of GM (which included 100% of the stock of the Company).

On December 22, 2003, GM, the Company and The News Corporation Limited, or News Corporation, completed a series of transactions that resulted in the split-off of the Company from GM and the simultaneous sale of GM’s 19.8% interest in the Company to News Corporation. GM received approximately $3.1 billion in cash and 28.6 million News Corporation Preferred American Depository Shares, or ADSs, in these transactions. GM split-off the Company by distributing our common stock to the holders of the GM Class H common stock in exchange for their GM Class H common shares on a one-for-one basis. Immediately after the split-off, News Corporation acquired an additional 14.2% of outstanding common stock from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of our outstanding common stock. GM Class H common stockholders received about 0.8232 shares of our common stock and about 0.09207 News Corporation Preferred ADSs for each share of GM Class H common stock held immediately prior to the closing of the transactions. In addition, we paid to GM a special cash dividend of $275 million in connection with the transactions. Upon completing these transactions, News Corporation transferred its 34% interest in the Company to its 82% owned subsidiary, Fox Entertainment Group, Inc., or Fox. As a result of these transactions, we are now a publicly-traded company.

We are a world-leading provider of digital television entertainment, broadband satellite networks and services, and global video and data broadcasting. We provide advanced communication services on a global basis and have developed a wide range of entertainment, information and communication services for home and business use, including video, data, voice, multimedia and Internet services.

Our businesses include:

•	DIRECTV, the world’s leading digital multi-channel entertainment service, based on the number of subscribers. DIRECTV, which includes businesses in the U.S. and Latin America, constitutes our Direct-To-Home Broadcast segment. As of December 31, 2003, DIRECTV Holdings LLC, referred to as DIRECTV U.S., had approximately 12.2 million subscribers in the U.S., of which approximately 10.7 million were owned and operated subscribers and approximately 1.5 million were subscribers who received their service from members and affiliates of the National Rural Telecommunications Cooperative, or NRTC. DIRECTV Latin America, or DLA, had approximately 1.5 million subscribers in Latin America.

•

PanAmSat, the owner and operator of one of the world’s largest commercial satellite fleets.    PanAmSat Corporation, or PanAmSat, a publicly-held company of which we own approximately 80.5%, constitutes our Satellite Services segment. Currently, PanAmSat owns and

THE DIRECTV GROUP, INC.

operates 25 satellites that are capable of transmitting signals to geographic areas covering over 98% of the world’s population. PanAmSat provides satellite capacity for the transmission of cable and broadcast television programming from the content source to the cable operator or to the consumer’s home. PanAmSat’s satellites serving the U.S. are able to reach nearly 100% of all cable subscribers. PanAmSat’s global fleet also serves as the transmission platform for eight direct-to-home (sometimes referred to as DTH) services worldwide, including DLA. In addition, PanAmSat provides satellite services to telecommunications carriers, government agencies, corporations and Internet service providers, or ISPs, for the provision of satellite-based communication networks, including private business networks employing very small aperture terminals, or VSATs.

•	Hughes Network Systems, the world’s leading provider of broadband satellite networks and services to both consumers and enterprises. Hughes Network Systems, Inc., or HNS, constitutes our Network Systems segment. HNS is a leader in the global market for VSAT private business networks with more than 500,000 terminals shipped or ordered. HNS operates a satellite-based consumer broadband Internet access service marketed under the DIRECWAY® brand, which had approximately 180,000 subscribers as of December 31, 2003. In addition, HNS is one of the two largest manufacturers of DIRECTV® set-top receivers, having shipped over 14 million units. HNS is also developing SPACEWAY®, a more advanced satellite broadband communications platform that is expected to provide customers with high-speed, two-way data communications on a more cost-efficient basis than systems that are currently available. The first SPACEWAY satellite is expected to be launched in 2004 and service is expected to be introduced in 2005.

In February 2004, we announced our intent to restructure the Company from a corporate conglomerate to one focused on the direct-to-home satellite businesses. As a result, during the first quarter of 2004, the Company announced the reduction of corporate office headcount by over half and the consolidation of corporate and DIRECTV U.S. support functions. We are also considering strategic alternatives with regard to HNS and our ownership interest in PanAmSat. With the emergence of DIRECTV Latin America LLC, or DLA LLC, from bankruptcy in February 2004, we are turning our attention to potential combinations, alliances or other initiatives with respect to that business. DLA LLC also announced headcount reductions, subsequent to its emergence from bankruptcy and the completion of certain transactions that were anticipated under its Plan of Reorganization. We view 2004 as a transitional year for the Company, and expect additional changes in both the way our businesses are managed and in our overall structure.

DIRECTV U.S.

Overview

DIRECTV U.S. is the largest provider of direct broadcast satellite, or DBS, television services and the second largest MVPD provider in the U.S., in each case based on the number of subscribers. DIRECTV U.S. provides its customers with access to hundreds of channels of digital-quality video and audio programming that are transmitted directly to its customers’ homes or businesses via high-powered geosynchronous satellites. As of December 31, 2003, DIRECTV U.S. had approximately 12.2 million subscribers, of which approximately 10.7 million were owned and operated subscribers and approximately 1.5 million were subscribers who received DIRECTV® service from members and affiliates of the NRTC.

DIRECTV U.S. believes it provides one of the most extensive collections of programming available in the MVPD industry. DIRECTV U.S. currently distributes to its customers more than 850 digital video and audio channels, including about 125 basic entertainment channels, 31 premium movie channels, over 25 regional and specialty sports networks, an aggregate of over 600 local channels, over 35 Spanish and Chinese language special interest channels, up to 55 pay-per-view movie and event choices and seven high-definition television, or HDTV,

THE DIRECTV GROUP, INC.

channels. Although DIRECTV U.S. distributes over 600 local channels, a customer receives only the local channels in the customer’s home market. Currently, DIRECTV U.S. delivers local channels in 64 major metropolitan markets or about 72% of U.S. television households. Assuming the successful launch of a new high-powered, spot-beam satellite, DIRECTV 7S, along with approval from the Federal Communications Commission, or FCC, to move the DIRECTV 5 satellite to an orbital slot currently controlled by Telesat Canada, or Telesat, DIRECTV U.S. expects to provide local channel coverage to approximately 130 markets, or about 92% of U.S. television households, by the end of 2004.

DIRECTV U.S. also provides premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view as many as 14 NFL games played each Sunday during the regular season. Under the contract with the NFL, DIRECTV U.S. has exclusive DBS television, high-definition and interactive rights to the NFL SUNDAY TICKET package through 2007 and exclusive multi-channel television rights through 2005.

To subscribe to the DIRECTV service, customers purchase receiving equipment from DIRECTV U.S. or through one of approximately 18,000 retail locations in the U.S., including Best Buy and Circuit City, as well as independent satellite television retailers and dealers.

The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which is referred to as a “DIRECTV System.” After purchasing and installing a DIRECTV System, customers activate the service by calling DIRECTV U.S. and subscribing to one of its programming packages.

Infrastructure

•	Satellites. DIRECTV U.S. currently has a fleet of seven satellites, five of which DIRECTV U.S. uses to broadcast its service from its 101 degrees west longitude, or WL, 110 WL and 119 WL orbital locations, and two of which serve as backups. Most of DIRECTV U.S.’ programming is distributed from 101 WL. The FCC licensed DIRECTV U.S. to operate 46 DBS frequencies at various orbital positions including 32 frequencies at the 101 WL orbital location, 11 frequencies at the 119 WL orbital location and three frequencies at the 110 WL orbital location.

•	Satellites Under Construction. In the second quarter of 2004, DIRECTV U.S. expects to launch DIRECTV 7S, a satellite manufactured by Space Systems/Loral, Inc., that will be positioned at 119 WL. This satellite will include spot-beam technology, which will allow DIRECTV U.S. to substantially increase its capacity to deliver local channels in additional markets. In October 2003, DIRECTV U.S. announced that it had authorized the construction of two additional satellites to be manufactured by Space Systems/Loral, Inc., DIRECTV 8, which is expected to be launched in the second quarter of 2005, and DIRECTV 9S, which is expected to be launched in the fourth quarter of 2005. DIRECTV 8 and DIRECTV 9S will provide DIRECTV U.S. backup and replacement capacity to maintain a robust satellite fleet and ensure continued reliable service to DIRECTV U.S.’ customers. DIRECTV 8 will likely replace the DIRECTV 2 satellite, which will reach the end of its useful life in approximately three years. DIRECTV 9S is expected to backup the DIRECTV 4S and DIRECTV 7S satellites.

In addition, based on a review of various strategies and technologies, DIRECTV U.S. is exploring alternatives to maximize the capacity of the DIRECTV platform to provide its customers expanded local and HDTV services. The implementation of such strategies will require additional capital expenditures in the future.

•

Installation Network.    The DIRECTV HOME SERVICES installation and service network performs service call work and approximately 20% of all new professional customer installations through 14 outsourced companies with over 6,000 technicians around the U.S. For these outsourced companies,

THE DIRECTV GROUP, INC.

DIRECTV U.S. sets the installation and service standards, performs quality control, manages inventory and monitors the overall service network performance. In addition, DIRECTV U.S. and its retailers also utilize employer-based or contract installation providers, which perform approximately 80% of all new professional customer installations.

•	Customer Service Centers. DIRECTV U.S. currently uses ten customer service centers employing approximately 7,200 customer service representatives, or CSRs. Nine of these customer service centers, employing approximately 6,000 CSRs, are operated by Convergys Customer Management Group, Inc., West Telemarketing Corporation and Precision Response Corporation. In addition, DIRECTV U.S. owns a customer service center in Boise, Idaho that employs approximately 1,200 CSRs. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week to request assistance for hardware, programming, installation and technical support. DIRECTV U.S. continues to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

The National Rural Telecommunications Cooperative

As of December 31, 2003, 1.5 million of the approximately 12.2 million subscribers received DIRECTV services from the members and affiliates of the NRTC. Pursuant to an agreement entered into in 1992 between a predecessor of DIRECTV, Inc., a wholly-owned subsidiary of DIRECTV Holdings LLC, and the NRTC, the NRTC has the exclusive right to distribute DIRECTV services transmitted from 27 of the 32 frequencies located at 101 WL to customers located primarily in rural areas of the U.S. As part of a settlement reached in January 2004 regarding certain disputes arising from the agreement, the NRTC and DIRECTV U.S. agreed that the term of the agreement will continue until the later of the useful life of the initial direct-to-home satellite, DIRECTV 1, or June 30, 2008. In addition, the NRTC and DIRECTV U.S. agreed to enter into a new agreement on the same terms that will run from the expiration of the prior agreement to June 30, 2011. See Item 3. Legal Proceedings for further information. The NRTC separately contracted with its members and affiliates to provide them with rights to market and sell these services. The NRTC pays DIRECTV U.S. a fee on the revenues from these services, which are branded using the DIRECTV name pursuant to a trademark license agreement between DIRECTV U.S. and the NRTC. NRTC “territories” comprise approximately ten million of the approximately 107 million U.S. television households.

DIRECTV U.S. has also separately contracted with the NRTC and with Pegasus Satellite Television Inc., or Pegasus, the NRTC’s largest affiliate whose territory covers approximately eight million of the ten million NRTC households. The agreements with the NRTC and Pegasus permit each of them to market and sell services, including premium services, that DIRECTV U.S. transmits from the other five frequencies located at the 101 WL orbital slot, as well as frequencies located at the 110 WL and 119 WL orbital slots. For these separately contracted services, the NRTC and Pegasus pay DIRECTV U.S. a percentage of subscriber revenues generated. As of December 31, 2003, approximately 1.2 million of the 1.5 million NRTC subscribers were customers of Pegasus. See Item 3. Legal Proceedings for further information.

Key Strengths

DIRECTV U.S.’ business is characterized by the following key strengths:

•	Large Subscriber Base. DIRECTV U.S. is the largest DBS provider and the second largest MVPD provider in the U.S., in each case based on the number of subscribers. DIRECTV U.S. believes that its large subscriber base provides it with more opportunities to obtain programming on favorable terms and secure unique and exclusive programming.

•	Leading Brand Name. Results from a study commissioned by DIRECTV U.S. in 2004 indicated that over 83% of consumers in the U.S. are aware of the DIRECTV service. DIRECTV U.S. believes the

THE DIRECTV GROUP, INC.

strength of its brand is an important factor in its ability to attract new customers. In addition, DIRECTV U.S. believes its recognized brand name enhances its ability to secure strategic alliances with programmers, distributors and other technology and service providers.

•	High-Quality Digital Picture and Sound. DIRECTV U.S.’ video and audio programming is 100% digitally delivered, providing customers with digital-quality video pictures and CD-quality sound. This compares favorably with cable providers that continue to offer popular programming in an analog format and only offer a limited selection of digital channels for an additional fee.

•	Superior Customer Service. DIRECTV U.S. has been recognized for attaining top rankings in studies measuring customer service performance for the industry, including being ranked “#1 in Customer Satisfaction Among Satellite and Cable TV Subscribers Two Years in a Row” according to J.D. Power and Associates 2002-2003 Syndicated Residential Cable/Satellite TV Customer Satisfaction Studiessm. DIRECTV U.S. believes that providing high-quality customer service is an important element in reducing subscriber disconnection, or churn rate, and attracting new subscribers.

•	Valuable Orbital Slots and Satellite-Based Technology. DIRECTV U.S. believes its regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain its position as one of the leading companies in the MVPD industry. The FCC has designated three DBS orbital slots that provide full coverage across the 48 contiguous states of the U.S. Within these three orbital slots, there are 96 assigned DBS frequencies. DIRECTV U.S. holds licenses to broadcast its services from 46 of these 96 DBS frequencies. Any of these remaining frequencies that DIRECTV U.S. does not hold licenses for are currently used by other providers.

DIRECTV U.S.’ satellite-based service provides it with many advantages over ground-based cable services, including the ability to distribute hundreds of channels to millions of recipients nationwide with minimal incremental cost per additional subscriber, comprehensive coverage to areas with low population density in the U.S. and the ability to quickly introduce new services to a large number of customers.

•	Substantial Channel Capacity and Programming Content. DIRECTV U.S. currently distributes more than 850 digital video and audio channels, of which it distributes over 325 to the 48 contiguous states of the U.S. and the remainder are regional and local channels. As a result of its significant channel capacity, DIRECTV U.S. believes it is able to deliver to its customers one of the widest selections of programming available today in the U.S., including exclusive programming such as the NFL SUNDAY TICKET package.

•	Association with a Leading Global Media Company. With News Corporation, a leading global media company, owning 34% of the outstanding common stock of the Company, DIRECTV U.S. is associated with a company that has unrivaled experience in developing and managing successful pay-television platforms around the world. By bringing an expanded vision to the Company and DIRECTV U.S., DIRECTV U.S. believes that its association with News Corporation will enable it to grow faster than it could have previously.

THE DIRECTV GROUP, INC.

Business Strategy

DIRECTV U.S.’ overall goal is to provide customers with the best television experience in the U.S. DIRECTV U.S. believes its association with News Corporation’s global economies of scale and world-class content will help it attain this goal. DIRECTV U.S.’ strategy focuses on attaining leadership in technology, offering its customers compelling and differentiated content and providing high-quality customer service. If it is successful in executing this strategy, DIRECTV U.S. believes that it will generate strong subscriber revenue and cash flow growth in the future.

•	Technology Leadership. DIRECTV U.S. believes that technological leadership will be key to its ability to introduce compelling services that are also easy to use and customer-friendly. DIRECTV U.S. believes that advancements in its technology will lead to enhanced digital video recorders, or DVRs, more standardized set-top receivers, HDTV programming and reduced signal theft.

•	Enhance DVRs and Standardize Set-top Receivers. A cornerstone of DIRECTV U.S.’ strategy is to use set-top receivers that incorporate DVR technology. These products digitally record television programs without videotape and allow customers to pause and rewind live television, create their own television programming lineups based on personal preferences and watch one live program while simultaneously recording another. DIRECTV U.S. currently has a non-exclusive arrangement with TiVo, Inc. to provide DVR functionality in selected set-top receivers. DIRECTV U.S. expects to continue to develop its relationship with TiVo, Inc. as well as actively explore other options to establish a DVR market leadership position. Furthermore, DIRECTV U.S. plans to significantly expand usage of DVRs by offering enhanced capabilities including expanded storage capacity, more sophisticated software and the ability to record HDTV programming. In addition, by incorporating a common technology standard into the design and manufacture of the DIRECTV set-top receivers along with other efficiencies, DIRECTV U.S. believes it can drive manufacturing costs lower while bringing new features and functionality to market in an accelerated fashion.

•	Expand HDTV Programming. DIRECTV U.S. launched its HDTV programming package on July 1, 2003 and currently offers seven national HDTV channels. In the first quarter of 2004, DIRECTV U.S. began offering network HDTV programming from CBS in its owned and operated markets, which include eight of the ten largest U.S. markets. As more HDTV programming becomes available, DIRECTV U.S. expects to continue expanding its HDTV offerings through advancements in compression technologies and the utilization of additional spectrum.

•	Reduce Signal Theft. DIRECTV U.S. has undertaken various initiatives with respect to its conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, DIRECTV U.S. is currently providing its customers with more advanced access cards that DIRECTV U.S. believes significantly enhance the security of the DIRECTV signal and expects to complete this effort by the end of the second quarter of 2004. In addition, DIRECTV U.S. continues to seek out and prosecute signal thieves with its internal efforts and with the support of local, state and federal law enforcement agencies.

•	Compelling and Differentiated Content. To fulfill its goal to offer the best television experience in the U.S., DIRECTV U.S. believes it must have the most extensive collection of valuable programming services available in the MVPD industry. As such, it will distribute local channel programming to additional markets, introduce a new electronic program guide, or EPG, offer interactive services, expand ethnic programming and continue to offer exclusive content such as the NFL SUNDAY TICKET package.

•	Expand Local Channel Service. Over the last several years, expanded local channel service has been a significant driver of DIRECTV U.S.’ growth. In general, DIRECTV U.S. attains greater subscriber growth, lower churn and higher ARPU in those markets where it delivers local channels to subscribers.

THE DIRECTV GROUP, INC.

•	Enhance EPG. In addition, DIRECTV U.S. expects to develop an enhanced on-screen EPG that will become an important part of the viewer experience. For a service as robust as DIRECTV’s, DIRECTV U.S. believes it is essential for customers to be able to navigate easily through the hundreds of channels that are offered.

•	Introduce New Interactive Services. Interactivity will become an important part of the DIRECTV customer experience going forward and the plan is to develop interactive services that in many cases will use the DVR for true content-on-demand functionality. In addition, DIRECTV U.S. plans on offering an array of other interactive services that focus on weather, news, sports, and more.

•	Enhanced Sales and Marketing, Customer Service, and Distribution and Standardized Equipment. In addition to the goal of having technology leadership and compelling content, DIRECTV U.S. also intends to drive subscriber growth by continuing to improve sales and marketing along with customer service and distribution.

•	Enhance Sales and Marketing. DIRECTV U.S. expects to achieve continued strong subscriber growth through aggressive marketing and promotion that will exploit the strength of the DIRECTV brand. In addition, DIRECTV U.S. believes it can increase demand for its service by targeting key market niches, such as ethnic and multi-dwelling unit households. While DIRECTV U.S. expects to maintain its strong relationships with core retailers and dealers, it also plans to continue to develop and strengthen its direct sales channels and recently announced strategic marketing alliances with Regional Bell Operating Companies, or RBOCs, such as Bell South and Verizon.

•	Improve Customer Service. DIRECTV U.S. expects to implement initiatives that will provide improved levels of customer service. For example, DIRECTV U.S. intends to take more of a “hands-on” approach and exert more control in managing all aspects of the DIRECTV customer experience, including the point of sale, installation and on-going customer service. As such, DIRECTV U.S. expects to develop selected in-house service capabilities to compliment its relationship with key third-party service providers.

•	Enhance Distribution and Standardize Equipment. DIRECTV U.S. intends to implement a new hardware and distribution strategy in 2004 that is designed to facilitate the purchase and distribution of DIRECTV equipment from its manufacturers to retailers. In addition, DIRECTV U.S. plans to offer its customers a standardized and more user-friendly DIRECTV experience. Over the course of the year, authorized manufacturers of DIRECTV equipment will migrate to a new standardized specification that DIRECTV U.S. designed to improve the overall DIRECTV customer experience. Under this new strategy, the DIRECTV brand will become the prominent brand on all DIRECTV equipment, replacing the various consumer electronic brand names historically shown on the DIRECTV equipment.

Competition

DIRECTV U.S.’ industry is highly competitive. Its competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, wireless companies, DBS companies and companies that are developing new technologies. Many of DIRECTV U.S.’ competitors have access to substantially greater financial and marketing resources. DIRECTV U.S. believes that the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of a broadband Internet service, customer service and price are the key elements for gaining and maintaining market share.

•

Cable Television.    DIRECTV U.S. encounters substantial competition in the MVPD industry from cable television companies. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. According to the

THE DIRECTV GROUP, INC.

FCC, as of June 30, 2003, 104 million of the 107 million U.S. television households, or 97%, are passed by cable. Of the 104 million U.S. television households passed by cable, approximately 66 million, or 64%, are currently subscribers to cable. Cable operators are presently able to provide local and other programming in a larger number of geographic areas than DIRECTV U.S. is able to provide. In addition, most cable providers are completing network upgrades that allow for enhanced service offerings such as digital cable, broadband Internet access and telephony services. Cable companies bundle these services with their basic services, offering discounts and providing one bill to the consumer.

•	Other DBS and Direct-To-Home Satellite System Operators. DIRECTV U.S.’ primary DBS competitor is EchoStar Communications Corporation, or EchoStar, which had approximately 9.4 million subscribers at December 31, 2003. DIRECTV U.S. also faces competition from Cablevision Communications, Inc., or Cablevision, which launched commercial service of VOOM through its Rainbow DBS unit in the fourth quarter of 2003.

Other domestic or foreign satellite operators also have proposed to offer direct-to-home satellite service to U.S. customers using U.S.-licensed satellite frequencies and/or foreign-licensed frequencies that have the ability of covering the U.S. SES Americom, for example, which is the licensee of U.S. frequencies that can be used to offer direct-to-home service, has petitioned the FCC for a declaratory ruling to allow it to provide DBS service using frequencies assigned to it by the government of Gibraltar and the United Kingdom.

•	Terrestrial Ku-Band Multi-channel Video and Data Distribution Services. In January 2004, the FCC commenced an auction for licenses to broadcast video and data applications terrestrially in Ku-band frequencies that support DBS operations. Two companies, DTV Norwich, affiliated with Cablevision, and South.com, affiliated with EchoStar, among others, purchased licenses to use this spectrum in selected cities across the U.S. DTV Norwich and South.com will likely use the licenses to complement VOOM’s and EchoStar’s other DBS offerings. Other auction winners may use this spectrum to offer terrestrial video or broadband services in competition with DIRECTV U.S. In addition, tests sponsored by the FCC have shown that the terrestrial use of this spectrum may interfere with the programming signals DIRECTV U.S. delivers to its customers.

•	Other Terrestrial Wireless and Wired Providers. There are a variety of other MVPDs and companies with program distribution technologies that either are offering or in the future could offer MVPD services in competition with DIRECTV U.S. These include broadband service providers, wireless cable systems, private cable or satellite master antenna television systems and local telephone companies offering video services.

•	VHF/UHF Broadcasters. Most areas of the U.S. can receive traditional terrestrial VHF/UHF television broadcasts of between three and ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming typically free of charge. The FCC has allocated additional digital spectrum to licensed broadcasters. At least during a transition period, each existing television station will be able to retain its present analog frequencies and also transmit programming on a digital channel that may permit multiple programming services per channel.

DIRECTV LATIN AMERICA

DLA is a provider of digital direct-to-home satellite television entertainment in Latin America, which includes South America, Central America, Mexico and the Caribbean. When we refer to DLA, we are referring to a group of companies that combine to provide the DIRECTV service throughout Latin America. The most significant companies include DLA LLC, which was 74.7% owned by us as of December 31, 2003, as well as the local operating companies, or LOCs, selling the DIRECTV service in Latin America. As of December 31, 2003,

THE DIRECTV GROUP, INC.

DLA LLC owned, directly or indirectly and along with certain affiliates, sixteen subsidiaries, including the LOCs in the largest Latin American countries. DLA provides a wide selection of high-quality local and international programming under the DIRECTV brand to approximately 1.5 million subscribers in 28 countries through the LOCs located in the various countries. Approximately 91% of the Latin American DIRECTV subscribers are in Brazil, Mexico, Venezuela, Argentina and Puerto Rico, and receive their service from consolidated LOCs. The DIRECTV service is provided to DLA’s customers via the Galaxy 3C satellite that was placed into service in September 2002. DLA LLC leases the satellite transponder capacity on Galaxy 3C from PanAmSat (see “PanAmSat” below).

Latin America has faced very difficult economic and political conditions over the last several years. Major markets, such as Argentina, Brazil and Venezuela, have been experiencing significant currency devaluations, high unemployment rates and/or civil unrest due to economic and political uncertainty. These factors have resulted in fewer new subscribers than DLA had originally projected. In addition, a large portion of DLA LLC’s expenses were denominated in U.S. dollars. As currencies devalued across the region, DLA LLC found it increasingly difficult to satisfy U.S. dollar denominated expenses with local currency earned revenues.

As a result of the conditions noted above and DLA LLC’s high fixed costs and substantial debt levels, on March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. On December 11, 2003, DLA LLC filed a proposed Plan of Reorganization, or the Reorganization Plan, that reflected an agreement reached between DLA LLC, its owners and unsecured creditors. The Reorganization Plan was confirmed by the Bankruptcy Court on February 13, 2004 and became effective on February 24, 2004. Holders of allowed general unsecured claims received, or will receive, cash distributions equal to 20% of their allowed claims. These distributions were funded from DLA LLC’s operating cash flow and a senior secured debtor-in-possession financing facility provided by us.

DLA LLC, after emerging from bankruptcy, is 85.9% owned by us and 14.1% owned by Darlene Investments LLC, or Darlene, one of DLA LLC’s founders. The equity that we received upon DLA LLC’s emergence from Chapter 11 was in consideration of our allowed claim for the senior secured debtor-in-possession financing facility, the assets we had contributed to the restructured DLA LLC and certain other claims. Darlene received a minority share of the equity in consideration of assets it contributed to the restructured DLA LLC. The Company and Darlene also contributed their respective ownership interests in certain LOCs and related entities and certain debts owed by such entities. This “roll-up,” which occurred when DLA LLC emerged from Chapter 11 on February 24, 2004, consolidated DLA LLC’s ownership of the largest LOCs and simplified its corporate structure.

News Corporation owns a minority interest in several entities (together “SKY Latin America”) that are engaged in the direct-to-home satellite television market in competition with DLA. News Corporation, the Company, and the respective partners in DLA and SKY Latin America are exploring the benefits of consolidation in the pay-television market in Latin America. There has been no agreement reached to date on any consolidating transaction and it is uncertain whether any consolidation will take place.

In each of its markets, DLA competes primarily with other providers of pay television, who distribute their programming via cable or satellite. DLA competes on the basis of programming, price, quality, customer support,

THE DIRECTV GROUP, INC.

brand recognition and reputation. DLA believes that its service compares favorably to its competitors in these areas. The operating platforms of SKY Latin America represent DLA’s principal DBS competition in the major markets in which it operates, other than Puerto Rico, where EchoStar is the principal DBS competitor. DLA competes with SKY Latin America primarily in Brazil, Mexico, Chile and Colombia. In most Latin American markets, cable services are the primary competitors in the MVPD market.

PANAMSAT

We own approximately 80.5% of PanAmSat, which is a leading global provider of video, broadcasting and network distribution and delivery services through its fleet of 25 satellites. PanAmSat is traded on the NASDAQ® stock market under the ticker symbol “SPOT.” PanAmSat leases transponder capacity on its satellites for the distribution and delivery of entertainment and information to cable television systems, television broadcast affiliates, DTH television services, ISPs, telecommunications companies and other corporations and governments. Its customers include some of the world’s leading media and communication companies. PanAmSat distributes channels such as HBO, the Fox Family of channels, ESPN and MTV. PanAmSat operates in the most mature segment of the satellite communication business, historically characterized by steady and predictable revenue streams, strong cash flows from operations and substantial revenue backlog.

PanAmSat currently has 25 satellites in orbit, including five in-orbit backups, representing one of the world’s largest commercial geostationary earth orbit satellite networks, capable of reaching over 98% of the world’s population. PanAmSat is one of only a few companies worldwide that is capable of servicing a global footprint through a fleet of owned satellites. PanAmSat operates its 25 satellites in 16 orbital slots and has one of the most sophisticated ground infrastructure networks available to support the needs of its customers. PanAmSat has eight technical facilities in the U.S., which provide transmission, monitoring and control services for operating its fleet of satellites and transmission and other services for its customers. PanAmSat leases such services outside of the U.S. to support the remainder of its worldwide satellite fleet.

PanAmSat’s strategy is to be the world’s leading provider of video, broadcasting and network services through customer-driven, integrated, state-of-the-art satellite and terrestrial networks. This goal is based upon the expanded use of its satellite fleet, improved connectivity to its terrestrial network and its 24 hours a day, seven days a week customer support organization capable of serving distributors of video entertainment, operators of business networks, government agencies and other customers around the world.

PanAmSat plans to accomplish this goal through the following initiatives that it believes will deliver technologically superior services that in turn will improve revenue and profitability: continuing to increase the value of the U.S. video market by developing high margin customer-driven applications, increasing sales to the U.S. and other governments, using advanced IP-based applications to meet increasing demand, launching service extensions and selectively pursuing acquisitions.

During the fourth quarter of 2003, PanAmSat agreed to amend its satellite transponder lease agreements with DLA. These amendments became effective in February 2004 upon DLA LLC’s emergence from the Chapter 11 bankruptcy proceedings. In conjunction with these amendments, we have agreed to guarantee all of the satellite transponder lease agreements between PanAmSat and DLA for a period of five years.

PanAmSat’s principal global competitors in the fixed satellite services industry are Intelsat Ltd., SES Global, and New Skies Satellites N.V. PanAmSat’s principal regional competitors are Asia Satellite Telecommunications Company Limited, also known as AsiaSat, Satmex S.A. de C.V., Loral Space & Communications Ltd. and Eutelsat S.A. PanAmSat’s satellite services also compete with certain of the services and products offered by providers of terrestrial fiber optic cable networks.

THE DIRECTV GROUP, INC.

PanAmSat’s backlog, which consists primarily of operating leases on satellite transponders, was about $4.56 billion as of December 31, 2003 compared to about $5.55 billion as of December 31, 2002. The change in backlog is the result of customer contract activity during 2003 and a reduction to total backlog of approximately $360 million as a result of the Xenon-Ion Propulsion Systems, or XIPS, failure and resulting shortened estimated useful life of PAS-6B. See “Contractual Obligations, Off Balance Sheet Arrangements and Contingencies” in Item 7 for additional information regarding the XIPS failure. Approximately $1.3 billion of backlog is for contracts with the Company and News Corporation and its affiliates.

HUGHES NETWORK SYSTEMS

HNS, our wholly-owned subsidiary, is a leading supplier of broadband satellite networks, services and products with a particular emphasis on providing broadband access to both the enterprise and residential markets through its DIRECWAY brand. HNS designs, manufactures, installs and provides service for advanced networking solutions for enterprises worldwide using VSATs. HNS is also a leading supplier of set-top receivers for DIRECTV, a manufacturer of equipment for telecommunications carriers and the developer of SPACEWAY, a more advanced satellite broadband communications platform.

HNS is the leading supplier of satellite-based VSAT private business networks in the world. Since 1987, HNS has more than 500,000 VSATs shipped to or ordered from a variety of business customers worldwide. VSATs are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable and cost effective applications such as credit card verification, inventory tracking and control, and video teleconferencing.

HNS expects to launch the first SPACEWAY satellite in North America in 2004 and expects to introduce service in 2005. HNS views the SPACEWAY platform to be the next generation enterprise VSAT platform. SPACEWAY will enable HNS to offer high-speed “bandwidth-on-demand” providing customers with the ability to transmit and receive via satellite any combination of data, video, audio and multimedia while paying only for the amount of bandwidth they use.

Utilizing the Ka-band spectrum, the SPACEWAY platform will have additional features such as spot-beam technology and on-board processing that allow the satellites to efficiently re-use spectrum and provide peer-to- peer applications like video conferencing, distance learning and telemedicine. HNS plans on capitalizing on its expertise in private business networks and advanced satellite-based communication technology and gradually transitioning its current Ku-band enterprise VSAT customers to the SPACEWAY platform. SPACEWAY’s superior bandwidth capacity, speed and value are expected to enable it to offer a competitive service to a much larger market segment than its Ku-band enterprise broadband service can today.

As of December 31, 2003, excluding capitalized interest of about $174 million, approximately $1.5 billion of the total $1.8 billion investment has been spent on the SPACEWAY system, which will consist of three in-orbit satellites built by Boeing Satellite Systems, Inc. and ground systems provided by HNS.

HNS also provides broadband Internet access to the residential market. As of December 31, 2003, HNS had 180,000 DIRECWAY residential customers, nearly 95% of whom receive “two-way” service. We are pursuing a “limited growth” strategy for HNS’ consumer broadband business in order to minimize cash requirements associated with subscriber acquisition costs. As a result, HNS expects its consumer broadband business to begin generating positive operating cash flows in 2004.

HNS is a leading supplier of DIRECTV set-top receivers with over 14 million units shipped through December 31, 2003. In addition, HNS manufactures advanced equipment for DIRECTV, including HDTV set-top receivers, DVRs and multi-satellite receiving equipment for local channels in certain DIRECTV markets.

THE DIRECTV GROUP, INC.

HNS faces global competition in the enterprise VSAT market, principally from Gilat Satellite Networks Ltd. and ViaSat Inc., as well as from competitors employing terrestrial technologies such as frame relay and optical fiber. HNS’ consumer DIRECWAY business faces competition from satellite providers and from other terrestrial providers like cable companies, using cable modems, and RBOCs, using DSL technology. RCA/Thomson Consumer Electronics, Samsung Electronics and Sony Corporation are the primary competitors in the manufacture of DIRECTV set-top products.

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES

We review our competitive position on an ongoing basis and consider various acquisitions, strategic alliances and divestitures. Consistent with our plans to focus on the DIRECTV business, we are currently considering strategic alternatives with regard to HNS and our ownership interest in PanAmSat. With the emergence of DLA LLC from bankruptcy in February 2004, we are turning our attention to potential combinations, alliances or other initiatives with respect to that business. There can be no assurance that we will be successful in any of these initiatives.

Certain of DIRECTV U.S.’ and PanAmSat’s financing arrangements contain limitations on their ability to acquire and dispose of assets or to enter into strategic alliances. Their ability to take these actions may require the consent of lenders. There can be no assurance that we will be able to obtain such consent, if required.

REGULATION

Our businesses are subject to government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies, state and local authorities and the International Telecommunications Union, a specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

This section sets forth a summary of regulatory issues pertaining to the operations of our geosynchronous, or GEO, satellites used in connection with DIRECTV’s operations and our other businesses generally and is not intended to describe all present and proposed government regulation and legislation affecting our businesses.

•	FCC Regulation Under the Communications Act. The Federal Communications Act of 1934 established the FCC, and gave the agency broad authority to regulate the use of the radio spectrum. Based on the Communications Act, the FCC has general authority to promulgate rules and regulations in order to ensure that the spectrum is used in an efficient manner consistent with the public interest, convenience and necessity. In addition, in response to technological, social and political changes in the past seventy years, Congress has continued to shape the FCC’s role in spectrum management by amending the Communications Act through numerous subsequent statutes.

The ownership and operation of our GEO satellites and DIRECTV U.S.’ DBS system is regulated by the FCC primarily for:

•	the licensing of satellites, earth stations and ancillary authorizations;

•	the assignment of frequencies and orbital slots;

•	compliance with the terms and conditions of assignments and authorizations, including required timetables for construction and operation of satellites;

•	avoidance of interference by and to operations of other entities that make use of the radio spectrum; and

THE DIRECTV GROUP, INC.

•	compliance with the Communications Act and FCC rules governing U.S.-licensed DBS systems.

The FCC grants authorizations to satellite operators that meet its legal, technical and financial qualification requirements. Such authorizations are conditioned on satisfaction of ongoing due diligence, construction, reporting and related obligations. Further, the FCC must approve the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite.

Our satellites and earth stations are licensed by the FCC. The FCC generally issues DBS and earth station licenses for a ten-year period, which is less than the estimated useful life of a healthy direct broadcast satellite. Upon expiration of the initial license term, the FCC has the option to renew a satellite operator’s license or authorize an operator to operate for a period of time on special temporary authority, or declines to renew the license. If the FCC declines to renew the operator’s license, the operator would be required to cease operations and the frequencies would revert to the FCC.

Currently we have several applications pending before the FCC, including applications to relocate DIRECTV 3 and DIRECTV 5 satellites, as well as applications to launch and operate DIRECTV 7S, the second spot-beam satellite and various replacement satellites. In connection with the DIRECTV 3 application, DIRECTV U.S. reported to the FCC that the DIRECTV 3 satellite had been moved without receiving prior FCC approval, which could subject it to enforcement action by the FCC. In general, the FCC’s approval of these applications is required for DIRECTV U.S. to continue to expand its offering of local-into-local service into additional local television markets. There can be no assurance that these approvals will be obtained in a timely fashion or at all.

As a DBS licensee and operator, DIRECTV U.S. is subject to a variety of Communications Act requirements, FCC implementing regulations and copyright laws that could materially affect its business as a distributor of multi-channel video and audio programming. They include:

•	Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals. In 1999, Congress enacted the Satellite Home Viewer Improvement Act, or SHVIA. This statute sought to increase competition between cable and satellite television distributors by amending federal copyright law to create a new statutory copyright license that allows satellite carriers to retransmit the signals of local broadcast television stations in the stations’ local markets, without obtaining authorization from the holders of copyrights in the individual programs carried by those stations.

SHVIA also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber’s local television market) only to “unserved households.” A subscriber qualifies as an “unserved household” if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network. In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC’s interpretation, implementation and enforcement of other provisions of SHVIA, as well as judicial decisions interpreting and enforcing SHVIA (as codified in the Communications Act and copyright laws), could hamper DIRECTV U.S.’ ability to retransmit distant network and superstation signals, reduce the number of its existing or future customers that can qualify for receipt of these signals, impose costs on DIRECTV U.S. in connection with the process of complying with the rules, or subject DIRECTV U.S. to fines, monetary damages or injunctions. In addition, the FCC’s sports blackout requirements, which apply to all distant network signals, may require costly upgrades to DIRECTV U.S.’ system.

Many of the changes to the Communications and Copyright Acts enacted by SHVIA expire at the end of 2004, and require Congressional re-authorization. A failure of Congress to do so could have a material adverse effect on DIRECTV U.S.’ business. In addition, there could be a number of additional

THE DIRECTV GROUP, INC.

requirements imposed on DIRECTV U.S. through the legislative renewal process that are difficult to predict and that could also adversely affect DIRECTV U.S.

•	Must Carry Requirement. SHVIA also contemporaneously amended the Communications Act to impose a must carry obligation on satellite carriers. This must carry obligation, which took effect on January 1, 2002, requires satellite carriers that choose to take advantage of the new statutory copyright license in a local market to carry, upon request, the signals of all television broadcast stations within that local market, subject to certain limited exceptions.

The FCC has implemented SHVIA’s must carry requirement and adopted further detailed must carry rules covering DIRECTV U.S.’ carriage of both commercial and non-commercial broadcast television stations. These must carry rules generally require DIRECTV U.S. to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which DIRECTV U.S. chooses to retransmit the signals of local broadcast stations. DIRECTV U.S. has limited capacity, and the projected number of markets in which it can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC’s interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC is currently assessing whether cable operators, and possibly DBS operators, must engage in “dual carriage” of local broadcast signals as these broadcasters upgrade their signals to digital transmission. In addition, the FCC is assessing the degree to which satellite carriers are capable of carrying HDTV signals, or multicast digital standard-definition channels, of local broadcasters, and the extent to which the Communications Act requires mandatory carriage of such signals. Compliance with must carry rules may also mean that DIRECTV U.S. may not be able to use capacity that could otherwise be used for new or additional national programming services.

•	FCC Conditions Imposed In Connection With The News Corporation Transactions. The FCC approved the News Corporation transactions in December 2003. In doing so, the FCC imposed a number of regulatory conditions on The DIRECTV Group, Inc. and News Corporation, which are equivalent to FCC regulations and some of which directly or indirectly affect our business. In particular, the FCC has imposed on DIRECTV U.S. program carriage conditions, intended to prevent discrimination against all forms of unaffiliated programming; certain program access conditions, intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service; a requirement that DIRECTV U.S. provides, by the end of 2004, local broadcast channels to subscribers in an additional 30 local markets beyond what had been previously funded, projected or planned by DIRECTV U.S., for a total of up to 130 local markets; and conditions intended to mitigate national security, law enforcement, foreign policy and trade policy concerns. We cannot predict what effect our compliance with or the FCC’s enforcement of these conditions will have on our business.

In connection with the requirement that DIRECTV U.S. serve an additional 30 local markets with local broadcast channels beyond what had been previously funded, projected or planned, DIRECTV U.S. has applied to the FCC for authority to do so by relocating its DIRECTV 5 satellite to 72.5 WL, which is an orbital slot allocated to Canada under International Telecommunications Union rules, and using the frequencies at that slot to offer additional local channel service. DIRECTV U.S.’ applications are presently being processed by the FCC, but have been opposed by certain third parties. While DIRECTV U.S. expects to ultimately obtain the approvals it seeks, there can be no assurance that DIRECTV U.S. will do so in a timely fashion or at all. A failure to meet the FCC’s condition of providing additional local channel service could subject DIRECTV U.S. to enforcement action or other penalties.

In addition to the above, we may be required to obtain licenses in other countries to provide services in or connected to the country. Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end users vary substantially. We are required by international rules to coordinate

THE DIRECTV GROUP, INC.

the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from us. We may also be subject to national communications and/or broadcasting laws with respect to our provision of international satellite service.

RESEARCH AND INTELLECTUAL PROPERTY

The ability to continue to generate technological innovations either internally or in relationships with third-party suppliers is important to our long-term business strategy. The continued development of new technologies, particularly as they relate to the DIRECTV service, including innovations in DVR capability, interactive applications and HDTV, may provide new and improved products that will continue to fuel business opportunities. Research and development is carried on in each of our business units in connection with ongoing product improvement efforts. Expenditures for research and development were $57.7 million in 2003, $71.7 million in 2002 and $85.8 million in 2001.

We utilize a large number of patents and trademarks, which are held by the Company or our subsidiaries. We believe that, in the aggregate, the rights existing under such patents, trademarks and licenses are important. Our portfolio of DIRECTV trademarks and other intellectual property is an integral part of our business. DIRECTV holds over 75 U.S. and foreign trademark registrations, including registration of its primary DIRECTV trademark and the Cyclone Design logo. We actively pursue patent and trademark protections of our technological and engineering innovations and actively pursue enforcement of our intellectual property rights.

ENVIRONMENTAL REGULATION

We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements and attempts to maintain complete compliance with all such requirements. We have made and will continue to make capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2004 and 2005. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at facilities we formerly owned or operated or currently own or operate or to which we sent hazardous wastes for treatment or disposal. We are aware of contamination at one of our former sites. We believe that we have adequately provided for the expected cost of environmental investigation and cleanup.

SEGMENT REPORTING DATA

Operating segment and principal geographic area data for 2003, 2002 and 2001 are summarized in Note 19 of the Notes to the Consolidated Financial Statements in Part II and are incorporated herein by reference.

EMPLOYEES

As of December 31, 2003, the Company and our subsidiaries had approximately 12,300 employees. We believe that our employee relations are good. None of our employees are represented by labor unions.

THE DIRECTV GROUP, INC.

ACCESS TO COMPANY REPORTS

Our website address is www.directv.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished, if any, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. We are not incorporating by reference in this Annual Report on Form 10-K any information on our website.

In addition, our subsidiaries, DIRECTV U.S. and PanAmSat, are separate registrants with the SEC. You can access their Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished, if any, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge through their websites at www.directv.com and www.panamsat.com, respectively, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

ITEM 2.    PROPERTIES

As of December 31, 2003, we had approximately 65 locations operating in 18 states and 44 cities in the U.S. and approximately 79 additional locations operating in 45 cities in 18 countries outside the U.S. At such date, we owned approximately 1.7 million square feet of space and leased an additional 2.8 million square feet of space. The major locations of the Direct-To-Home Broadcast segment include five administrative offices, five broadcast centers and a call center. The major locations of the Satellite Services segment include three administrative offices and six teleports. The Network Systems segment’s major locations include seven administrative offices, a broadcast center and three manufacturing and distribution facilities. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became, or were, a party during the year ended December 31, 2003 or subsequent thereto, but before the filing of this report are summarized below:

CAS 413 Administrative Proceedings.    As part of the combination of our defense businesses with Raytheon Company, or Raytheon, in 1997 and the sale of our satellite systems manufacturing businesses to The Boeing Company, or Boeing, in 2000, transfers were made from the Company’s retirement plans to the retirement plans of the buyer in each case of actuarial accrued liabilities and pension assets, including an appropriate portion of any pension surplus, attributable to the businesses. The Defense Contract Management Agency, or DCMA, of the U.S. Department of Defense objected to our calculation of the appropriate pension surplus transferred in these sales under Cost Accounting Standard 413, or CAS 413, which addresses the treatment of pension assets in such cases. The DCMA issued a Finding of Noncompliance with CAS 413 on September 30, 2003 in the Raytheon transaction and on October 6, 2003 in the Boeing transaction. We responded timely to both findings. On December 12, 2003, the DCMA issued a Final Decision and Demand for Payment related to the Raytheon transaction of approximately $69 million, including interest. We also anticipate an adverse decision by the DCMA on the Boeing transaction. We have twelve months to appeal each adverse decision in the U.S. Court of Federal Claims.

THE DIRECTV GROUP, INC.

We contend that we have complied with CAS 413 and no further amount is due to the U.S. government. Our position is supported by the recent Teledyne decisions of the U.S. Court of Federal Claims and Court of Appeals for the Federal Circuit interpreting CAS 413. The U.S. Supreme Court on December 1, 2003, denied a writ of certiorari challenging the circuit court’s Teledyne decision. We will continue to vigorously defend our position, including appeals of the DCMA’s decisions.

* * *

NRTC, Pegasus and Related Litigation.    On June 3, 1999 and on August 26, 1999, the NRTC filed lawsuits against certain of our subsidiaries, including DIRECTV, Inc., in the U.S. District Court for the Central District of California. For purposes of this section, we refer to all of our subsidiaries involved in these lawsuits collectively as DIRECTV. The lawsuits alleged that DIRECTV breached its DBS Distribution Agreement with the NRTC and wrongfully deprived it of the exclusive right to distribute certain programming, and sought recovery of related revenues. DIRECTV denied the NRTC claims and asserted counterclaims against the NRTC. A class action was filed in the same court against DIRECTV on behalf of the NRTC’s participating members on February 29, 2000. The class, which the court certified, asserted claims identical to the claims that Pegasus and Golden Sky Systems, Inc., or Golden Sky, asserted as described in the next paragraph. On August 11, 2003, DIRECTV, the NRTC and the class representatives entered into a binding settlement term sheet and on January 5, 2004, the Court approved the class action settlement at a fairness hearing, resulting in the dismissal of all claims by and between DIRECTV, the NRTC and the class.

Pegasus and Golden Sky, the two largest NRTC affiliates, which we refer to in this paragraph as Plaintiffs, filed an action on January 11, 2000 against DIRECTV in the same court as the NRTC case. The Plaintiffs alleged, among other things, that DIRECTV interfered with their contractual relationship with the NRTC. The Plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its lawsuits against DIRECTV discussed above. On May 22, 2003, the Court granted DIRECTV’s motion for summary judgment on the interference claims, eliminating all claims for compensatory damages and punitive damages asserted by Plaintiffs and narrowing other of Plaintiffs’ claims. Plaintiffs have not accepted DIRECTV’s offer to settle on the same terms as the class settlement described above. However, DIRECTV believes that the remaining issues regarding the term of Plaintiffs’ contractual rights and its future relationship with DIRECTV have been determined by the settlement because Plaintiffs’ rights are derived from its contract with the NRTC. On January 23, 2004, DIRECTV moved to dismiss all of Plaintiffs’ remaining claims and moved for reconsideration of its summary judgement motion on the term of Plaintiffs’ member agreement.

DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus and Golden Sky, which we refer to collectively in this paragraph as the Defendants. The lawsuit seeks to recover approximately $54 million, excluding interest, that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain costs that resulted from new subscriber activations in Defendants’ territory. Defendants had ceased making payments, and indicated that they did not intend to make any further payments due under the agreement. On July 16, 2001, Defendants filed a cross complaint. Defendants then removed the action to the U.S. District Court for the Central District of California, where it was transferred to the judge hearing the other cases described above. DIRECTV denies any liability to Defendants, and intends to vigorously pursue the amounts owed to it, plus interest, from Defendants and defend against Defendants’ counterclaims. The trial date is set for March 23, 2004. This matter is not affected by the settlement described above.

On February 1, 2001 and September 19, 2001, the NRTC filed lawsuits in the U.S. District Court for the Central District of California against DIRECTV seeking a declaration from the court that it is not required to defend and indemnify DIRECTV for certain litigation pursued by its members. As part of the settlement described above, these cases were dismissed by the parties on January 8, 2004. The NRTC agreed to waive all

THE DIRECTV GROUP, INC.

claims regarding recoupment of fees and costs paid to date. The NRTC will no longer have the obligation to pay DIRECTV’s costs of defense, including attorneys’ fees, of any litigation other than Pegasus’ current litigation pending in the Central District of California, and the NRTC will not be required to indemnify DIRECTV for any judgment entered in the Pegasus Development Corporation patent litigation described below unless and until a court has entered final judgment that the NRTC has such obligation.

* * *

Independent Retailer Litigation.    In April 2001, Robert Garcia, doing business as Direct Satellite TV, an independent retailer of DIRECTV system equipment, instituted arbitration proceedings against DIRECTV U.S. in Los Angeles, California regarding commissions and certain chargeback disputes. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV U.S. in Los Angeles County Superior Court asserting the same claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleges $300 million in class-wide damages and seeks certification of a class of plaintiffs to proceed in arbitration with court oversight. DIRECTV U.S. moved to dismiss and compel arbitration. On April 17, 2002, the Court entered an order compelling plaintiffs in the purported class to pursue their individual claims in arbitration, but the court purported to retain jurisdiction to determine whether there should be class treatment of dealer claims within the arbitration. DIRECTV U.S. appealed the order which was denied by both the appellate court and the California Supreme Court. On June 23, 2003, the U.S. Supreme Court issued its decision in the case Bazzle v. Green Tree Financial Corp., finding that whether an agreement to arbitrate permits class action arbitration is a decision for the arbitrator, not a court, to make. On October 6, 2003, the U.S. Supreme Court granted DIRECTV U.S.’ writ of certiorari vacating the state court decision and remanding the Garcia case for further proceedings consistent with the Bazzle decision. The California Court of Appeals issued an opinion on January 28, 2004 in which it reversed the April 17, 2002 order and remanded the case to the trial court with directions to remand the case to arbitration. On February 23, 2004, the trial court compelled the matter to arbitration and relinquished all jurisdiction in connection with the case. The matter is now pending before the American Arbitration Association.

* * *

On May 18, 2001, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV U.S. in Oklahoma State Court, alleging claims similar to those in the above-described Garcia matter on behalf of all DIRECTV dealers. The plaintiffs seek unspecified damages and injunctive relief. As in the Garcia matter, the trial court granted DIRECTV U.S.’ motion to compel arbitration, but purported to retain jurisdiction to determine whether there should be class treatment of retailer claims within the arbitration. On January 7, 2003, the Oklahoma State Supreme Court issued an order permitting DIRECTV U.S. to proceed with an appeal of the trial court order. The appeal was stayed because of the Bazzle case. Following the Bazzle decision, DIRECTV U.S. and plaintiffs stipulated to dismiss the appeal and treat the matter in accordance with the Bazzle decision, but the Oklahoma State Supreme Court, in a communication dated July 23, 2003, has decided to retain jurisdiction and has not yet issued any further orders. On March 12, 2004, the plaintiffs served upon DIRECTV U.S. a Statement of Claim and Demand for Class Action Arbitration in Los Angeles, California essentially repeating the allegations and demands made in the litigation.

* * *

Intellectual Property Litigation.    On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc. and DIRECTV Operations, LLC, which we refer to together in this paragraph as the DIRECTV defendants, the Company, Thomson Consumer Electronics, EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation, alleging patent infringement and seeking unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it

THE DIRECTV GROUP, INC.

asserts to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. On July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants, the Company and DIRECTV system manufacturers under all asserted claims of the patents in the case. Judgment for all defendants dismissing all claims of infringement and awarding costs to defendants was entered on July 25, 2002. On February 12, 2004, the Court of Appeals for the Federal Circuit affirmed the decision in part and reversed in part and remanded the action for further proceedings.

* * *

On December 5, 2000, Personalized Media Communications, LLC and Pegasus Development Corporation filed suit in the U.S. District Court for the District of Delaware against DIRECTV, Inc., the Company, Thomson Consumer Electronics and Philips Electronics North American Corp., alleging patent infringement and seeking unspecified damages and injunctive relief. On May 14, 2003, the court stayed the case pending outcome of reexaminations of the patents by the Patent Office.

* * *

In April 1997, the International Electronics Technology Corp. filed suit in the U.S. District Court for the Central District of California against DIRECTV, Inc., Hughes Aircraft Co., and Thomson Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction. Plaintiff has asserted an interpretation of the claims at issue that relates to conditional access technology, and DIRECTV, Inc. has turned over the defense to NDS Limited, or NDS. Trial has not yet been scheduled. DIRECTV, Inc. has raised defenses of non-infringement and/or invalidity.

* * *

Other.    In March 2003, the Indian Income Tax Department issued an assessment of approximately $15.2 million against one of PanAmSat’s subsidiaries for the Indian tax year ended March 31, 1997. The tax claim relates to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. PanAmSat promptly appealed to the Commissioner of Indian Tax (Appeals) and continues to contest this assessment. If PanAmSat’s appeal is unsuccessful, it could be subject to comparable claims for subsequent years.

* * *

(b) Previously reported legal proceedings which have been terminated during the fourth quarter of 2003 and, in the case of voluntary petition for reorganization, subsequent thereto, but before the filing of this report, are summarized below:

Voluntary Petition for Reorganization.    On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. On December 11, 2003, DLA LLC filed a proposed Reorganization Plan, that reflected an agreement reached between DLA LLC, its owners and unsecured creditors and on January 9, 2004, the Bankruptcy Court approved DLA LLC’s disclosure statement for soliciting creditor approval of the proposed Reorganization Plan. The Reorganization Plan was confirmed by the Bankruptcy Court on February 13, 2004. On February 24, 2004, the Reorganization Plan became effective and DLA LLC emerged from bankruptcy protection as a reorganized entity. The Bankruptcy Court has retained jurisdiction to resolve certain remaining matters primarily related to the enforcement and interpretation of the Reorganization Plan. However, it is anticipated that the resolution of these matters will not have a material impact on DLA LLC’s operations.

* * *

Stockholder Litigation.    In April 2003, purported class actions were filed in Delaware Chancery Court (Young v. Pearce, et al.; Silverstein vs. Pearce, et al.; Wyser-Pratte Management Co., Inc., v. Barnevick, et al.;

THE DIRECTV GROUP, INC.

Robert LaMarche v. General Motors Corporation, et al.) and in the California Superior Court, Los Angeles, (Matcovsky, et al. v. Hughes Electronics Corporation, et al.; Brody v. Hughes Electronics Corporation, et al.) on behalf of the owners of GM Class H shares, challenging the series of transactions by which GM split-off its interest in the Company to the holders of shares of GM Class H common stock and News Corporation acquired 34% of our outstanding capital stock. The lawsuits allege that the transactions provided benefits to GM not available to all GM Class H common stockholders, in violation of fiduciary duties.

The Delaware actions were consolidated and plaintiffs filed a Consolidated Class Action Complaint on August 29, 2003, which dropped the Company, our directors and News Corporation from the case.

The California actions were consolidated and plaintiffs filed a Consolidated Class Action Complaint on July 18, 2003 against GM, the Company and each member of the respective Board of Directors of the two companies. On August 21, 2003, defendants filed a motion to dismiss or stay, and certain named defendants filed a motion to quash service, contesting personal jurisdiction in this matter. On November 12, 2003, the California Superior Court granted the motion to quash service, denied the motion to dismiss and granted the motion to stay.

The challenged transactions were consummated on December 22, 2003. As of that date, pursuant to the Separation Agreement between GM and the Company, GM has assumed the defense and indemnification of the Company and our directors in this matter. Based on the dismissal of the Delaware proceedings and the indemnification by GM as to the California case, we believe this matter is no longer material to us.

* * *

A purported class action, P. Shoenfeld Asset Management LLC, et al. v. Shaw et al., was filed in Delaware Chancery Court on December 18, 2002, against the Company and PanAmSat’s Board of Directors. The suit alleged that the settlement between EchoStar Communications Corporation and the Company of all claims related to the termination of the proposed merger between EchoStar and the Company favored the Company in violation of alleged fiduciary duties. On July 10, 2003, the Delaware Chancery Court granted defendants’ motions to dismiss all claims with prejudice and denied plaintiffs’ motion for leave to amend the complaint. The plaintiffs appealed, and on December 17, 2003, the dismissal was affirmed by the Delaware Supreme Court, so this purported transaction is no longer pending.

* * *

In September 2002, DIRECTV, Inc., DIRECTV Enterprises, LLC, and DIRECTV Operations, LLC, which we refer to in this paragraph as the DIRECTV Parties, filed a lawsuit in U.S. District Court in Los Angeles against NDS (and related entities), the provider of DIRECTV’s conditional access system, alleging, among other things, breach of contract and misappropriation of trade secrets. On October 21, 2002, NDS filed counterclaims against the DIRECTV Parties and a chip manufacturer. NDS sought injunctive relief as well as an unspecified amount in punitive damages. On August 5, 2003, the DIRECTV Parties, NDS, the chip manufacturer, the Company and News Corporation, NDS’ parent company, entered into an agreement to stay the litigation pending the closing of the proposed transactions with News Corporation. Upon closing of the News Corporation transactions, the litigation and all claims and counterclaims were dismissed with prejudice.

* * *

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

* * *

THE DIRECTV GROUP, INC.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 16, 2004, we changed our corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. The name change has no impact on the Company’s common stock or the rights of our stockholders. Effective on March 17, 2004, our ticker symbol on the NYSE was changed to “DTV.” From December 23, 2003 through March 16, 2004, the Company’s common stock was traded under the ticker symbol “HS.” Prior to December 23, 2003, our financial performance was tracked by the GM Class H common stock issued by GM, which was listed on the NYSE under the ticker symbol “GMH.” The GM Class H common stock was a “tracking stock” designed to provide holders with financial returns based on our financial performance. Holders of GM Class H common stock had no direct rights in our equity or assets, but rather had rights in the equity and assets of GM (which included 100% of the stock of the Company). In the split-off of the Company from GM that occurred as part of the News Corporation transactions completed on December 22, 2003, GM distributed the Company’s common stock to holders of the GM Class H common stock in exchange for their shares of GM Class H common stock on a one-for-one basis.

For purposes of setting forth, for the calendar periods indicated, the high and low closing sales price per share for the Company’s common stock, the information below is based on the GMH per share price through December 22, 2003 and the HS per share price from December 23, 2003 through December 31, 2003, as reported by the NYSE:

2003	High	Low
First Quarter	$12.41	$9.40
Second Quarter	13.56	10.17
Third Quarter	15.10	12.74
Fourth Quarter	16.91	14.25

2002	High	Low
First Quarter	$17.55	$12.50
Second Quarter	17.00	8.49
Third Quarter	11.25	8.35
Fourth Quarter	12.00	8.00

As of March 11, 2004, there were approximately 137,117 holders of record of the Company’s common stock.

Subject to the preferential and other dividend rights of any outstanding series of the Company’s Preferred Stock, holders of the Company’s common stock are entitled to such dividends and other distributions in cash, stock or property of the Company as may be declared by our Board of Directors in its sole discretion. There were no shares of the Company’s Preferred Stock outstanding at December 31, 2003. Since the split-off from GM, the Company’s Board of Directors has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its common stock. The Company paid a $275 million special cash dividend to GM in connection with the split-off. Future earnings of the Company, if any, are expected to be retained for the development of the businesses of the Company.

Prior to the completion of the News Corporation transactions on December 22, 2003, all of the Company’s common stock and convertible preferred stock were owned by GM. Accordingly, there was no public trading market for the Company’s common or convertible preferred stock. Dividends on the common stock were to be paid when and if declared by the Company’s Board of Directors. Except for the $275 million special cash

THE DIRECTV GROUP, INC.

dividend paid in connection with the split-off, no dividends were declared by the Company’s Board of Directors in 2003 and 2002. The convertible preferred stock did not accrue dividends.

Our subsidiaries, DIRECTV U.S. and PanAmSat, are subject to restrictive covenants under their debt and credit facilities. These covenants limit the ability of DIRECTV U.S., PanAmSat and their respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to the Company.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 by incorporation by reference to the Proxy Statement for the Annual Meeting of Stockholders of the Company scheduled to be held on June 2, 2004.

ITEM 6.    SELECTED FINANCIAL DATA

	For Years Ended and As of December 31,
	2003	2002	2001	2000	1999
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Income Data:
Total revenues	$10,121.2	$8,862.5	$8,237.2	$7,287.6	$5,560.3
Total operating costs and expenses	9,975.4	9,014.8	8,851.7	7,641.7	5,974.8

Operating profit (loss)	$145.8	$(152.3)	$(614.5)	$(354.1)	$(414.5)

Loss from continuing operations before cumulative effect of accounting changes	$(292.5)	$(30.8)	$(520.2)	$(355.4)	$(391.1)
Income (loss) from discontinued operations, net of taxes	(4.7)	(181.7)	(94.0)	36.1	99.8
Gain on sale of discontinued operations, net of taxes	—	—	—	1,132.3	—
Cumulative effect of accounting changes, net of taxes	(64.6)	(681.3)	(7.4)	—	—

Net income (loss)	(361.8)	(893.8)	(621.6)	813.0	(291.3)
Preferred stock dividends	—	(46.9)	(96.4)	(97.0)	(50.9)

Net Loss Attributable to Common Stockholders	$(361.8)	$(940.7)	$(718.0)	$716.0	$(342.2)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,263.3	$1,128.6	$700.1	$1,508.1	$238.2
Total assets	18,954.2	17,885.1	19,210.1	19,279.3	18,597.0
Long-term debt	4,131.3	2,390.0	988.8	1,292.0	1,586.0
Minority interests	592.4	555.3	531.3	553.7	544.3
Preferred stock	—	914.1	1,498.4	1,495.7	1,487.5
Total stockholders’ equity	9,631.1	9,977.1	11,071.9	12,326.1	11,681.3

Other Data:
Net cash flows from continuing operations:
Cash flows from operating activities	$1,275.4	$1,227.0	$332.0	$1,090.7	$379.5
Cash flows from investing activities	(629.1)	(833.1)	(1,700.5)	2,210.8	(3,941.8)
Cash flows from financing activities	917.9	189.6	742.9	(849.6)	2,577.5
Capital expenditures	857.8	1,244.0	1,702.8	1,716.1	1,665.3
Depreciation and amortization	1,082.8	1,020.2	1,110.6	948.1	678.9
Basic and diluted loss per common share from continuing operations before cumulative effect of accounting changes	$(0.21)	$(0.06)	$(0.47)	$(0.35)	$(0.35)
Weighted average number of common shares outstanding (in millions)	1,382.5	1,343.1	1,300.0	1,297.0	1,255.5

Reference should be made to the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE DIRECTV GROUP, INC.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Income Data:
Total revenues	$10,121.2	$8,862.5	$8,237.2
Total operating costs and expenses	9,975.4	9,014.8	8,851.7

Operating profit (loss)	145.8	(152.3)	(614.5)
Other income (expenses), net	(482.1)	115.5	(231.5)
Income tax benefit	71.9	27.6	275.9
Minority interests in net (earnings) losses of subsidiaries	(28.1)	(21.6)	49.9

Loss from continuing operations before cumulative effect of accounting changes	(292.5)	(30.8)	(520.2)
Loss from discontinued operations, net of taxes	(4.7)	(181.7)	(94.0)

Loss before cumulative effect of accounting changes	(297.2)	(212.5)	(614.2)
Cumulative effect of accounting changes, net of taxes	(64.6)	(681.3)	(7.4)

Net loss	(361.8)	(893.8)	(621.6)
Preferred stock dividends	—	(46.9)	(96.4)

Net Loss Attributable to Common Stockholders	$(361.8)	$(940.7)	$(718.0)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations before cumulative effect of accounting changes	$(0.21)	$(0.06)	$(0.47)
Loss from discontinued operations, net of taxes	—	(0.13)	(0.07)
Cumulative effect of accounting changes, net of taxes	(0.05)	(0.51)	(0.01)

Loss Per Common Share	$(0.26)	$(0.70)	$(0.55)

Weighted average number of common shares outstanding (in millions)	1,382.5	1,343.1	1,300.0

	December 31,
	2003	2002
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,263.3	$1,128.6
Total current assets	4,934.9	3,656.4
Total assets	18,954.2	17,885.1
Total current liabilities	2,860.4	3,203.1
Long-term debt	4,131.3	2,390.0
Minority interests	592.4	555.3
Convertible preferred stock	—	914.1
Total stockholders’ equity	9,631.1	9,977.1

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SUMMARY DATA — (continued)

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions)
Other Data:
Operating Profit (Loss)	$145.8	$(152.3)	$(614.5)
Add: Depreciation and amortization	1,082.8	1,020.2	1,110.6

Operating Profit Before Depreciation and Amortization(1)	$1,228.6	$867.9	$496.1

Operating Profit Margin	1.4%	N/A	N/A
Operating Profit Before Depreciation and Amortization Margin(1)	12.1%	9.8%	6.0%
Capital expenditures	$857.8	$1,244.0	$1,702.8
Cash flows from operating activities	1,275.4	1,227.0	332.0
Cash flows from investing activities	(629.1)	(833.1)	(1,700.5)
Cash flows from financing activities	917.9	189.6	742.9
Cash used in discontinued operations	(429.5)	(155.0)	(182.4)

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss).” This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. The Company’s management and its Board of Directors use Operating Profit Before Depreciation and Amortization to evaluate the operating performance of the Company and its business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, the Company’s management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

The Company believes this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare the Company’s operating performance to other communication, entertainment and media service providers. The Company believes that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate the Company’s current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. The Company’s management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets in purchase accounting, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

Operating Profit Before Depreciation and Amortization Margin is calculated by dividing Operating Profit Before Depreciation and Amortization by total revenues.

THE DIRECTV GROUP, INC.

SUMMARY DATA — (concluded)

Selected Segment Data

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions)
Direct-To-Home Broadcast
Total Revenues	$8,291.9	$7,120.9	$6,279.6

% of Total Revenues	81.9%	80.3%	76.2%
Operating Profit (Loss)	$187.8	$(212.8)	$(546.6)
Add: Depreciation and Amortization	696.3	619.1	638.0

Operating Profit Before Depreciation and Amortization	$884.1	$406.3	$91.4

Operating Profit Margin	2.3%	N/A	N/A
Operating Profit Before Depreciation and Amortization Margin	10.7%	5.7%	1.5%
Segment Assets	$7,941.9	$7,957.2	$9,484.1
Capital Expenditures	446.9	470.0	693.6

Satellite Services
Total Revenues	$831.0	$812.3	$870.1

% of Total Revenues	8.2%	9.2%	10.6%
Operating Profit	$278.2	$255.9	$165.3
Add: Depreciation and Amortization	312.8	335.7	414.7

Operating Profit Before Depreciation and Amortization	$591.0	$591.6	$580.0

Operating Profit Margin	33.5%	31.5%	19.0%
Operating Profit Before Depreciation and Amortization Margin	71.1%	72.8%	66.7%
Segment Assets	$5,734.9	$6,487.7	$6,296.8
Capital Expenditures	104.1	294.3	338.2

Network Systems
Total Revenues	$1,322.0	$1,169.9	$1,325.8

% of Total Revenues	13.1%	13.2%	16.1%
Operating Loss	$(73.7)	$(150.5)	$(149.0)
Add: Depreciation and Amortization	76.2	73.7	60.0

Operating Profit (Loss) Before Depreciation and Amortization	$2.5	$(76.8)	$(89.0)

Operating Profit Before Depreciation and Amortization Margin	0.2%	N/A	N/A
Segment Assets	$2,555.3	$2,526.9	$2,339.1
Capital Expenditures	165.9	400.4	664.6

Eliminations and Other
Total Revenues	$(323.7)	$(240.6)	$(238.3)

Operating Loss	$(246.5)	$(44.9)	$(84.2)
Add: Depreciation and Amortization	(2.5)	(8.3)	(2.1)

Operating Loss Before Depreciation and Amortization	$(249.0)	$(53.2)	$(86.3)

Segment Assets	$2,722.1	$913.3	$1,090.1
Capital Expenditures	140.9	79.3	6.4

Total
Total Revenues	$10,121.2	$8,862.5	$8,237.2

Operating Profit (Loss)	$145.8	$(152.3)	$(614.5)
Add: Depreciation and Amortization	1,082.8	1,020.2	1,110.6

Operating Profit Before Depreciation and Amortization	$1,228.6	$867.9	$496.1

Operating Profit Margin	1.4%	N/A	N/A
Operating Profit Before Depreciation and Amortization Margin	12.1%	9.8%	6.0%
Total Assets	$18,954.2	$17,885.1	$19,210.1
Capital Expenditures	857.8	1,244.0	1,702.8

THE DIRECTV GROUP, INC.

BUSINESS OVERVIEW

We are a world-leading provider of digital television entertainment, broadband satellite networks and services, and global video and data broadcasting. We provide advanced communication services on a global basis and have developed a wide range of entertainment, information and communication services for home and business use, including video, data, voice, multimedia and Internet services. Our principal operations are carried out through four businesses organized in three segments:

Direct-To-Home Broadcast Segment

The Direct-To-Home Broadcast segment consists of the DIRECTV digital multi-channel entertainment businesses located in the U.S. and Latin America.

•	DIRECTV U.S. launched its direct-to-home service in 1994. DIRECTV U.S. is the largest provider of DBS television services and the second largest MVPD provider in the U.S., in each case based on the number of subscribers. As of December 31, 2003, DIRECTV U.S. had approximately 12.2 million subscribers, of which approximately 10.7 million were owned and operated subscribers and approximately 1.5 million were subscribers who received DIRECTV service from members and affiliates of the NRTC. DIRECTV U.S. currently has a fleet of seven satellites, enabling it to distribute to its customers more than 850 digital video and audio channels, including about 125 basic entertainment channels, 31 premium movie channels, over 25 regional and specialty sports networks, an aggregate of over 600 local channels, over 35 Spanish and Chinese language special interest channels, up to 55 pay-per-view movie and event choices and seven HDTV channels. Although DIRECTV U.S. distributes over 600 local channels, a customer receives only the local channels in the customer’s home market.

•	DLA is a provider of digital direct-to-home satellite television entertainment in Latin America, which includes South America, Central America, Mexico and the Caribbean. When we refer to DLA, we are referring to a group of companies that combine to provide the DIRECTV service throughout Latin America. The most significant companies include DLA LLC, which was 74.7% owned by us as of December 31, 2003, as well as the LOCs selling the DIRECTV service in Latin America. As of December 31, 2003, DLA LLC owned, directly or indirectly and along with certain affiliates, sixteen subsidiaries, including the LOCs in the largest Latin American countries. DLA provides a wide selection of high-quality, local and international programming under the DIRECTV brand to approximately 1.5 million subscribers in 28 countries through the LOCs located in the various countries. Approximately 91% of the Latin American DIRECTV subscribers are in Brazil, Mexico, Venezuela, Argentina and Puerto Rico, and receive their service from consolidated LOCs. The DIRECTV service is provided to DLA’s customers via the Galaxy 3C satellite that was placed into service in September 2002. DLA LLC leases the satellite transponder capacity on Galaxy 3C from PanAmSat. On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in order to address its financial and operational challenges. In February 2004, DLA LLC announced the confirmation of its Plan of Reorganization by the Bankruptcy Court and its emergence from Chapter 11. See “DLA LLC Reorganization” below for further information.

The Company records 100% of the net losses incurred by DLA LLC and certain other consolidated LOCs due to the accumulation of net losses in excess of the minority investors’ investments and our continued funding of those businesses.

THE DIRECTV GROUP, INC.

Satellite Services Segment

PanAmSat, a publicly-held company of which we own approximately 80.5%, constitutes our Satellite Services segment. Currently, PanAmSat owns and operates 25 satellites that are capable of transmitting signals to geographic areas covering over 98% of the world’s population. PanAmSat provides satellite capacity for the transmission of cable and broadcast television programming from the content source to the cable operator or to the consumer’s home. PanAmSat’s satellites serving the U.S. are able to reach cable operators representing nearly 100% of all cable subscribers. PanAmSat’s global fleet also serves as the transmission platform for eight direct-to-home services worldwide, including DLA. In addition, PanAmSat provides satellite services to telecommunications carriers, government agencies, corporations and ISPs for the provision of satellite-based communication networks, including private business networks employing VSATs.

Network Systems Segment

Hughes Network Systems, our wholly-owned subsidiary, constitutes our Network Systems segment. HNS is a leader in the global market for VSAT private business networks with more than 500,000 terminals shipped or ordered. HNS operates a satellite-based consumer broadband Internet access service marketed under the DIRECWAY brand, which had approximately 180,000 subscribers as of December 31, 2003. In addition, HNS is one of the two largest manufacturers of DIRECTV set-top receivers, having shipped over 14 million units. HNS is also developing SPACEWAY, a more advanced satellite broadband communications platform that is expected to provide customers with high-speed, two-way data communications on a more cost-efficient basis than systems that are currently available. The first SPACEWAY satellite is expected to be launched in 2004 and service is expected to be introduced in 2005.

News Corporation Transactions

On December 22, 2003, GM, the Company and News Corporation completed a series of transactions that resulted in the split-off of the Company from GM and the simultaneous sale of GM’s 19.8% interest in the Company to News Corporation. GM received approximately $3.1 billion in cash and 28.6 million News Corporation Preferred ADSs in these transactions. GM split-off the Company by distributing our common stock to the holders of the GM Class H common stock in exchange for their GM Class H common shares on a one-for-one basis. Immediately after the split-off, News Corporation acquired an additional 14.2% of outstanding common stock from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of our outstanding common stock. GM Class H common stockholders received about 0.8232 shares of our common stock and about 0.09207 News Corporation Preferred ADSs for each share of GM Class H common stock held immediately prior to the closing of the transactions. In addition, we paid to GM a special cash dividend of $275 million in connection with the transactions. Upon completing these transactions, News Corporation transferred its 34% interest in the Company to its 82% owned subsidiary, Fox.

For the Company, the transactions represented an exchange of equity interests by investors. As such, we continued to account for our assets and liabilities at historical cost and did not apply purchase accounting. We recorded the $275 million special cash dividend payment to GM as a reduction to additional paid-in capital. We also recorded a $25.1 million decrease to additional paid-in capital representing the difference between the Company’s consolidated tax receivable from GM as determined on a separate return basis and the receivable determined pursuant to the amended income tax allocation agreement between GM and the Company. See Note 9 to the Consolidated Financial Statements in Item 8 for additional discussion regarding the amended income tax allocation agreement.

THE DIRECTV GROUP, INC.

DLA LLC Reorganization

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. The filing did not include any of the LOCs providing the DIRECTV service in Latin America and the Caribbean. During the bankruptcy proceedings, DLA LLC continued to manage its business as a debtor-in-possession.

On December 11, 2003, DLA LLC filed a proposed Reorganization Plan that reflected an agreement reached between DLA LLC, its owners and unsecured creditors. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC’s Reorganization Plan, which became effective on February 24, 2004. The Bankruptcy Court has retained jurisdiction to resolve certain remaining matters primarily related to the enforcement and interpretation of the Reorganization Plan. However, it is anticipated that resolution of these matters will not have a material impact on DLA LLC’s operations.

While the bankruptcy was proceeding, we provided DLA LLC with a $300 million senior secured debtor-in-possession financing facility. The facility was fully drawn and converted, in accordance with the Reorganization Plan, into an equity interest in DLA LLC on February 24, 2004. As part of the Reorganization Plan, we also agreed to provide “exit” financing, consisting of a revolving credit facility of up to $200 million, decreasing from time to time based on a schedule in the revolving credit facility agreement. The revolving credit facility expires on February 27, 2009 and borrowings bear interest at a variable rate, calculated as the base rate (as defined in the revolving credit facility agreement) plus 6%, not to exceed the greater of 12% or the Company’s cost of funds.

The Reorganization Plan and/or contribution agreement between the Company and Darlene, or the Contribution Agreement, provided for the contribution by the Company of our claims against DLA LLC of approximately $1.4 billion, to the extent not previously discharged in the Chapter 11 proceedings, as well as the contribution of approximately $530 million in intercompany loans made by the Company to SurFin Ltd. and its subsidiaries, or SurFin, our 75% owned financing affiliate of DLA LLC. Also, in accordance with the Reorganization Plan and/or Contribution Agreement, we contributed to DLA LLC our equity and other interests in SurFin and in the various LOCs. In exchange for these contributions, the discharges and waivers of our claims and the conversion into equity of the $300 million senior secured debt-in-possession financing facility, our equity interest in the restructured DLA LLC increased from 74.7% to approximately 85.9% pursuant to the Reorganization Plan and/or the Contribution Agreement. Darlene, which also contributed its equity and other interests in SurFin and the various affiliated operating entities, holds the remaining approximately 14.1% equity interest in the restructured DLA LLC pursuant to the Reorganization Plan and/or the Contribution Agreement. The restructuring in bankruptcy and the contributions by the Company and Darlene provided DLA LLC with direct control of SurFin and DLA’s most significant LOCs and assets.

Reorganization expense of $212.3 million reported in our Consolidated Statements of Income includes the costs incurred to file the bankruptcy petition, ongoing related legal and consulting costs, costs related to settlement agreements reached with creditors, the write-off of intangible assets and other charges related to the reorganization. Also included in reorganization expense are accruals for any claims allowed in the Chapter 11 proceeding for amounts not previously recognized as liabilities subject to compromise. Cash payments of $27.8 million and $137.7 million were made during December 2003 and February 2004, respectively. DLA LLC will record a gain of approximately $50 million during the first quarter of 2004 as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan.

Strategic Initiatives

In February 2004, we announced our intent to focus on the direct-to-home satellite businesses. We are also considering strategic alternatives with regard to HNS and our ownership interest in PanAmSat. With the emergence of DLA LLC from bankruptcy in February 2004, we are turning our attention to potential combinations, alliances or other initiatives with respect to that business. Specifically with regard to

THE DIRECTV GROUP, INC.

DIRECTV U.S., we continue to consider alternatives to resolve remaining outstanding issues with the NRTC and to resolve our disputes with Pegasus.

As a result, during the first quarter of 2004, the Company announced the reduction of corporate office headcount by over half and the consolidation of Corporate and DIRECTV U.S. support functions. DLA LLC also announced headcount reductions during the first quarter of 2004, subsequent to its emergence from bankruptcy and the completion of certain transactions that were anticipated under its Reorganization Plan as more fully discussed above in “DLA Reorganization.” As a result, during the first quarter of 2004, the Company will record a charge of about $43 million, including $19 million relating to severance and other benefits provided to employees and $24 million in curtailment and settlement charges related to the Company’s pension benefit plans.

RESULTS OF OPERATIONS—EXECUTIVE OVERVIEW AND OUTLOOK

The following discussion relates primarily to DIRECTV U.S., which generates over 80% of our revenues and is the source of most of our revenue growth.

Competition and Industry Highlights

DIRECTV U.S.’ competitors within the MVPD industry include cable television, DBS and wireless cable companies. The FCC recently reported that approximately 90 million, or 84%, of approximately 107 million U.S. television households subscribe to MVPD services, of which more than 21 million subscribe to DBS. DIRECTV U.S. believes there continues to be significant demand for its high-quality television programming service, which it plans to continue to differentiate from other MVPDs with new content, interactivity, HDTV programming, DVR content and more. Therefore, DIRECTV U.S. believes there is substantial opportunity for continued subscriber revenue, earnings and cash flow growth.

Although there is substantial opportunity for revenue and earnings growth, the industry is subject to increasing programming costs due to average annual programming rate increases that significantly exceed inflation and the high cost of subscriber acquisitions due to significant competition. DIRECTV U.S. believes that there is an opportunity to reduce the average annual increase of its programming costs by leveraging its large subscriber base in renegotiations with its program suppliers. DIRECTV U.S. also believes there is an opportunity to reduce its subscriber acquisition costs through simplification and standardization of its set-top receiver design, and through streamlining its ordering, distribution, inventory management and sales processes, as well as through technological advances.

The industry is also subject to high levels of subscriber churn, which requires significant investment for DIRECTV U.S. to manage. DIRECTV U.S. believes that the cost of managing churn is well worth the investment since it is more costly to add new subscribers. DIRECTV U.S. manages its churn by providing a high level of customer service and by providing loyalty and retention offers to its existing subscribers. The loyalty and retention offers include such offers as the additional set-top receiver, DVR and local channel upgrade programs. DIRECTV U.S. finds that subscribers that have advanced products, multiple set-top receivers or receive local channels remain DIRECTV subscribers longer than other subscribers. DIRECTV U.S. believes that it can reduce retention costs by improving its cost structure similar to that described above for its subscriber acquisition costs.

DIRECTV U.S. is also subject to the additional cost of adding more local channels and HDTV programming, which requires significant capital expenditures for satellites, broadcast equipment and additional orbital frequencies to increase its programming content capacity. As part of the approval of the News Corporation transactions, the FCC required DIRECTV U.S. to provide local channels in an additional 30 local U.S. markets, subject to certain conditions, for a total of up to 130 local markets by the end of 2004. DIRECTV U.S. believes its continued expansion will require significant capital investment over the next several years, which it believes is necessary to remain competitive with other MVPD companies.

THE DIRECTV GROUP, INC.

Revenues

Our revenue increases over the last three years have been driven by the growing subscriber base and increasing ARPU at DIRECTV U.S. DIRECTV U.S. has added more than one million net new owned and operated subscribers in each of the last three years. DIRECTV U.S. expects to add more than one million net new owned and operated subscribers in 2004 mostly through the introduction of local channels in additional markets, continued competitive offers to new customers, the introduction of new services and the expected reduction of churn to slightly below the level of churn in 2003. DIRECTV U.S.’ ARPU increased 6.9% in 2003 and 1.9% in 2002. DIRECTV U.S. expects ARPU for 2004 to increase slightly above the planned March 2004 price increase of 3.0%-3.5% per month.

In addition to the revenue growth at DIRECTV U.S., we expect our other business units to have 2004 revenues that are slightly higher or relatively unchanged compared to 2003 revenues.

Operating Costs and Expenses

Over the last three years, operating costs and expenses at DIRECTV U.S. have decreased as a percentage of revenues from 104% in 2001 to 94% in 2003. DIRECTV U.S. expects operating costs and expenses as a percentage of revenues to continue to improve in 2004 due to lower general and administrative expenses, subscriber service expenses and depreciation and amortization expense as a percentage of revenues, partially offset by an increase in the cost of customer retention and upgrade programs associated with their existing subscribers. Although DIRECTV U.S. believes subscriber acquisition costs will remain fairly constant as a percentage of revenues due to its revenue growth, DIRECTV U.S. believes that cost per gross subscriber addition, or SAC, will be higher in 2004 compared to 2003. The expected increases in SAC and the cost of customer retention and upgrade programs associated with their existing subscribers are due to an expected increase in the number of set-top receivers and DVRs per subscriber, partially offset by lower set-top receiver costs.

In 2004, we expect PanAmSat’s operating profit to remain relatively unchanged from 2003. We expect HNS’ operating profit to improve mostly from the added efficiencies and gross profit provided by a larger DIRECWAY subscriber base. We also expect improvement in DLA’s operations, largely as a result of the renegotiation of its significant programming contracts prior to its emergence from bankruptcy in February 2004 and an expected improvement in the economic conditions in several major countries in the region.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

In addition to the items described above, the following events had a significant effect on the comparability of our operating results for the three years ended December 31, 2003:

Direct-To-Home Broadcast Segment

On June 4, 2002, DIRECTV U.S. and General Electric Capital Corporation, or GECC, executed an agreement to settle, for $180 million, a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV programming and related hardware. As a result, in 2002, the provision for loss related to this matter was increased by $122.0 million, of which $48.0 million was recorded as a charge to “Selling, general and administrative expenses” and $74.0 million was recorded as a charge to “Interest expense” in the Consolidated Statements of Income.

In December 2002, DIRECTV U.S. announced a five-year agreement with the NFL for the exclusive DBS television rights to the NFL SUNDAY TICKET through 2007 and exclusive multi-channel television rights through 2005. DIRECTV U.S.’ agreement with the NFL allows it to distribute expanded programming on the

THE DIRECTV GROUP, INC.

DIRECTV service to its NFL SUNDAY TICKET subscribers, including games broadcast in HDTV and the NFL CHANNEL™. In 2003, DIRECTV U.S. increased the price charged for the NFL SUNDAY TICKET package in order to cover the increased costs under the new agreement.

On July 1, 2003, as more fully discussed in “Accounting Changes” below, DLA began consolidating the Venezuelan and Puerto Rican LOCs with the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” or FIN 46. Prior to July 1, 2003, DLA accounted for its investments in the Venezuelan and Puerto Rican LOCs under the equity method of accounting and reflected approximately 75.0% of their net income or loss in “Other, net” in the Consolidated Statements of Income. In addition, in May 2001, due to the acquisition of a majority interest of Galaxy Entertainment Argentina S.A., or GEA, DLA began consolidating the results of GEA. Previously, DLA’s interest in GEA was accounted for under the equity method.

Also in 2001, DLA secured a contract for the exclusive rights to broadcast and re-sell the FIFA World Cup soccer tournaments occurring in Argentina, Chile, Colombia, Mexico, Uruguay and Venezuela in 2002 and 2006. The cost of the 2002 rights of $135.0 million was charged to operations in 2002 when the live events were broadcast. DLA was unable to recover the entire cost of the programming, resulting in an $80.0 million loss on the contract in 2002. The 2006 contract was rejected in conjunction with DLA LLC’s bankruptcy and renegotiated under substantially different terms.

DLA’s 2003 and 2002 operating results have been adversely affected by the economic and political instability throughout Latin America. In particular, revenues and operating profit have been significantly affected by a loss in net subscribers and the ongoing depreciation of certain local currencies.

Satellite Services Segment

In June and July 2003, two of PanAmSat’s satellites experienced secondary XIPS failures. As a result of these failures, PanAmSat reduced the estimated useful lives of these satellites during the third quarter of 2003 resulting in $14.3 million of additional depreciation expense in the second half of 2003. See “Contractual Obligations, Off Balance Sheet Arrangements and Contingencies” below for further information regarding the XIPS failures and related insurance claim.

In October 2001, PanAmSat filed a proof of loss under an insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite’s total power available for communications. During 2002, PanAmSat’s insurers settled the claim by payment to PanAmSat of $215.0 million. PanAmSat recorded a net gain of approximately $40.1 million related to this insurance claim in 2002.

Other

During December 2003, upon completion of the News Corporation transactions discussed above, the Company expensed related costs of about $132 million that primarily included investment advisor fees of about $49 million, retention benefits of about $65 million and severance benefits of about $15 million to “Selling, general and administrative expenses” in the Consolidated Statements of Income. In addition, certain employees of the Company are expected to earn about $36 million in additional retention benefits during the 12 month period subsequent to the completion of the transactions.

During the first quarter of 2003, the Company and America Online, Inc., or AOL, agreed to terminate the strategic alliance, which the companies had entered into in June 1999. In connection with the termination of the alliance, we recorded a charge of $23.0 million in the fourth quarter of 2002 to “Selling, general and

THE DIRECTV GROUP, INC.

administrative expenses” in the Consolidated Statements of Income and were released from our commitment to spend up to approximately $1 billion in additional sales, marketing, development and promotion efforts in support of certain specified products and services.

Beginning in the first quarter of 2003, we no longer allocate general corporate expenses to our subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

During 2002, we recorded a $95.0 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” in the Consolidated Statements of Income as a result of the favorable resolution of a lawsuit we filed against the U. S. government on March 22, 1991. The lawsuit was based upon NASA’s breach of contract to launch ten satellites on the Space Shuttle.

During 2001, we announced a nearly 10% reduction of our approximately 7,900 employees, excluding DIRECTV customer service representatives, located in the U.S. As a result, about 750 employees across all business disciplines were given notification of termination that resulted in an expense of $87.5 million in 2001 to “Selling, general and administrative expenses” in the Consolidated Statements of Income. Of that charge, $80.0 million was related to employee severance benefits and $7.5 million was for other costs primarily related to a remaining lease obligation associated with excess office space and employee equipment. The remaining accrual amounted to $3.8 million and $14.1 million at December 31, 2003 and 2002, respectively.

In addition to the significant operating gains and losses described above, we recognized a number of significant non-operating gains and losses during the years ended December 31, 2003, 2002 and 2001. These transactions are more fully described in Note 6: Investments, Note 14: Other Income and Expenses and Note 17: Acquisitions and Divestitures in the Consolidated Financial Statements in Item 8.

RESULTS OF OPERATIONS

2003 Compared To 2002

Consolidated

Revenues.    The following table presents our revenues, by segment, for the years ended December 31:

			Change
Revenues By Segment:	2003	2002	$	%
	(Dollars in Millions)
Direct-To-Home Broadcast	$8,291.9	$7,120.9	$1,171.0	16.4%
Satellite Services	831.0	812.3	18.7	2.3%
Network Systems	1,322.0	1,169.9	152.1	13.0%
Eliminations and Other	(323.7)	(240.6)	(83.1)	(34.5)%

Total Revenues	$10,121.2	$8,862.5	$1,258.7	14.2%

The $1,171.0 million increase in revenues at the Direct-To-Home Broadcast segment resulted primarily from the addition of new subscribers in 2003 and higher ARPU on the larger subscriber base at DIRECTV U.S. The increase in revenues at DIRECTV U.S. was partially offset by a decrease in revenues at DLA due to the $55.0 million of revenues generated by the 2002 FIFA World Cup, a decline in the number of subscribers and the further depreciation of certain Latin American currencies in 2003. The $152.1 million increase in revenues at the Network Systems segment resulted primarily from higher sales in its set-top receiver and DIRECWAY satellite broadband businesses.

THE DIRECTV GROUP, INC.

Operating Costs and Expenses.    The following table presents our operating costs and expenses for the years ended December 31:

			Change
Operating Costs and Expenses:	2003	2002	$	%
	(Dollars in Millions)
Broadcast programming and other costs	$4,836.6	$4,087.9	$748.7	18.3%
Cost of products sold	790.3	818.6	(28.3)	(3.5)%
Selling, general and administrative expenses	3,265.7	3,088.1	177.6	5.8%
Depreciation and amortization	1,082.8	1,020.2	62.6	6.1%

Total Operating Costs and Expenses	$9,975.4	$9,014.8	$960.6	10.7%

Broadcast programming and other costs increased by $748.7 million due to higher costs at DIRECTV U.S. resulting from higher programming costs associated with the increase in subscribers, annual program supplier rate increases, the launch of additional local and other channels during 2003, increased costs associated with the new NFL SUNDAY TICKET contract and an increase in gross subscriber additions through direct customer acquisition programs. We include costs to acquire new DIRECTV U.S. subscribers through direct customer acquisition programs, which primarily consist of the cost of hardware and installation subsidies, in “Broadcast programming and other costs.” However, we include costs to acquire new DIRECTV U.S. subscribers through third-party customer acquisition programs, which primarily consist of commissions paid to authorized retailers and dealers, in “Selling, general and administrative expenses.” Broadcast programming and other costs also increased at the Network Systems segment related to the larger DIRECWAY subscriber base. The increases in broadcast programming and other costs were partially offset by the $135.0 million cost of the 2002 FIFA World Cup rights at DLA and lower programming costs due to the rejection and/or renegotiation of certain programming contracts as a result of the 2003 DLA LLC bankruptcy proceedings.

Selling, general and administrative expenses increased by $177.6 million primarily due to a one-time charge of approximately $132 million in 2003 related to the completion of the News Corporation transactions, higher 2003 retention, upgrade and other marketing costs at DIRECTV U.S., a $95.0 million net gain recorded in 2002 for the NASA claim, and a $40.1 million net gain recorded in 2002 related to the PAS-7 insurance claim. These increases were partially offset by lower foreign currency translation losses at DLA in 2003, a $48.0 million loss recorded for the GECC settlement in 2002 and a $23.0 million loss recorded in connection with the termination of the AOL alliance in 2002.

The increase in depreciation and amortization was primarily from DIRECTV U.S. due to a $35.9 million increase in depreciation expense associated with assets placed in service during 2002 and 2003 and a $55.5 million increase in amortization expense that resulted from the reinstatement of amortization expense during the fourth quarter of 2002 related to certain intangible assets due to the issuance of the Emerging Issues Task Force, or EITF, Issue No. 02-17, “Recognition of Customer Relationship Assets Acquired in a Business Combination.” See Note 5: Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements in Item 8 for additional information. The increase was partially offset by a $22.9 million decrease at the Satellite Services segment primarily resulting from a satellite becoming fully depreciated in July 2002, partially offset by an increase in depreciation expense resulting from satellites placed into service during 2002 and 2003.

Interest Income and Expense.    Interest income increased to $42.7 million in 2003 compared to $24.5 million in 2002 due to an increase in average cash balances. Interest expense decreased to $312.5 million in 2003 from $334.5 million in 2002. The decrease in interest expense resulted from the $74.0 million of interest recorded in connection with the settlement of the GECC dispute in 2002, partially offset by higher average outstanding borrowings and a higher weighted average interest rate in 2003. Interest expense is net of capitalized

THE DIRECTV GROUP, INC.

interest of $133.9 million and $116.8 million in 2003 and 2002, respectively. Changes in cash and cash equivalents and debt are discussed in more detail below under “Liquidity and Capital Resources.”

Reorganization Expense.    As part of DLA LLC’s bankruptcy proceedings, the Company and DLA recognized reorganization expenses of $212.3 million in 2003 resulting from settlement agreements reached with creditors, the write-off of intangible assets and legal and consulting costs. See “DLA LLC Reorganization” above for additional information.

Other, Net.    Other, net decreased to zero in 2003 from income of $425.5 million in 2002. The significant components of “Other, net” were as follows for the years ended December 31:

	2003	2002	Change
	(Dollars in Millions)
Equity losses from unconsolidated affiliates	$(81.5)	$(70.1)	$(11.4)
EchoStar merger termination payment	—	600.0	(600.0)
Net unrealized gain (loss) on investments	79.4	(180.6)	260.0
Net gain from sale of investments	7.5	84.1	(76.6)
Net gain on exit of DIRECTV Japan business	—	41.1	(41.1)
Other	(5.4)	(49.0)	43.6

Total	$—	$425.5	$(425.5)

In December 2002, we recognized a $600.0 million gain related to a termination agreement entered into by the Company, GM and EchoStar. As a part of this agreement, the parties agreed to terminate the merger agreement and certain related agreements due to the proposed merger’s failure to obtain regulatory approval. Under the terms of the termination agreement, EchoStar paid us $600.0 million in cash.

For additional information regarding the items included in the above table, see Note 6: Investments, Note 14: Other Income and Expenses and Note 17: Acquisitions and Divestitures to the Consolidated Financial Statements in Item 8.

Income Taxes.    We recognized an income tax benefit of $71.9 million for 2003 compared to an income tax benefit of $27.6 million for 2002. The higher income tax benefit for 2003 was primarily due to higher pre-tax losses in the current year. This increase was partially offset by losses in foreign jurisdictions where we do not currently recognize the tax benefit associated with such losses and favorable audit resolutions and refund claim settlements with various tax authorities in 2002.

Loss from Discontinued Operations.    We reported a loss from discontinued operations of $4.7 million for 2003 compared to a loss of $181.7 million for 2002.

On July 15, 2003, the Company and Boeing settled all matters related to the previously reported dispute arising out of the 2000 sale by the Company of our satellite systems manufacturing businesses to Boeing. As a result of the settlement, we recorded an after-tax charge of $6.3 million in discontinued operations in 2003.

On February 28, 2003, we completed the shut down of DIRECTV Broadband, Inc., or DIRECTV Broadband. As a result, DIRECTV Broadband has been reported as a discontinued operation in the consolidated financial statements, and its revenues, operating costs and expenses and other non-operating results are excluded from the continuing operating results of the Direct-To-Home Broadcast segment for all periods presented herein. Income from discontinued operations, net of taxes, was $1.6 million in 2003 compared to a loss of $181.7 million in 2002. The loss from discontinued operations in 2002 includes a $92.8 million charge recorded for the shutdown of DIRECTV Broadband.

THE DIRECTV GROUP, INC.

Cumulative Effect of Accounting Changes.    As a result of our adoption of FIN 46, we began consolidating the Venezuelan and Puerto Rican LOCs on July 1, 2003. The adoption of this standard resulted in an after-tax charge of $64.6 million in the third quarter of 2003, which was recorded as a cumulative effect of accounting change in the Consolidated Statements of Income. See “Accounting Changes” below for additional information.

We adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The adoption of this standard resulted in the discontinuation of amortization of goodwill and intangible assets with indefinite lives. In accordance with the transition provisions of SFAS No. 142, on January 1, 2002, we recorded a one-time after-tax charge of $681.3 million related to the initial impairment test as a cumulative effect of accounting change in the Consolidated Statements of Income. See “Accounting Changes” below for additional information.

Direct-To-Home Broadcast Segment

The following table provides the significant components of the Direct-To-Home Broadcast segment operating results for the years ended December 31:

			Change
	2003	2002	$	%
	(Dollars in Millions)
Revenues
DIRECTV U.S.	$7,695.6	$6,444.6	$1,251.0	19.4%
DIRECTV Latin America	597.7	679.7	(82.0)	(12.1)%
Operating Profit (Loss) Before Depreciation & Amortization
DIRECTV U.S.	$970.2	$608.8	$361.4	59.4%
DIRECTV Latin America	(85.3)	(201.9)	116.6	57.8%
Operating Profit (Loss)
DIRECTV U.S.	$473.2	$203.2	$270.0	132.9%
DIRECTV Latin America	(284.6)	(415.1)	130.5	31.4%

United States.    The 19.4% increase in revenues resulted primarily from the addition of new subscribers in 2003 and higher ARPU on the larger subscriber base. A summary of DIRECTV U.S.’ subscriber data for the years ended December 31 is as follows:

	2003	2002	Change
Owned and operated subscribers (000’s)	10,680	9,493	1,187
NRTC subscribers (000’s)	1,532	1,683	(151)

Total number of subscribers (000’s)	12,212	11,176	1,036

Net owned and operated subscriber additions (000’s)	1,187	1,050	137
ARPU(1)	$63.90	$59.80	$4.10
Average monthly subscriber churn %(2)	1.5%	1.6%	(0.1)%
Average subscriber acquisition costs—per subscriber (SAC)	$595	$540	$55

(1)	ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV U.S. owned and operated subscribers for the period, which excludes subscribers who receive DIRECTV service from members and affiliates of the NRTC.
(2)	Average monthly subscriber churn represents the number of DIRECTV U.S. subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV U.S. subscribers. It is calculated by dividing the average monthly number of disconnected DIRECTV U.S. owned and operated subscribers for the period (total subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV U.S. owned and operated subscribers for the period.

THE DIRECTV GROUP, INC.

The increase in ARPU of $4.10, or 6.9%, resulted primarily from a March 2003 monthly price increase of about 3.3% on certain programming packages, higher revenues that resulted from fees collected from an increased number of subscribers with multiple set-top receivers, higher revenues from subscriber purchases of local channels and higher revenues from seasonal and live sporting events that resulted primarily from increased demand and an increased price for the NFL SUNDAY TICKET package. The improvement in average monthly churn to 1.5% in 2003 was primarily due to continued strong customer service and an increase in the number of markets with local channels resulting in a higher number of subscribers purchasing local channel programming, as well as an increase in the number of subscribers with multiple set-top receivers and DVRs.

The increase in operating profit before depreciation and amortization was primarily attributable to the higher margins from programming revenues discussed above and the loss recorded for the GECC dispute in 2002. These improvements were partially offset by higher programming costs associated with the increase in subscribers and annual program supplier rate increases, higher subscriber acquisition costs, and increased costs of customer retention and upgrade programs associated with our existing subscribers. The increased subscriber acquisition costs resulted primarily from the higher gross subscriber additions and an increase in SAC per subscriber. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 1.7 set-top receivers per new subscriber in 2002 to about 2.1 in 2003, an increase in the number of subscribers purchasing DVRs, and higher advertising costs. The increase in customer retention and upgrade costs was driven primarily by increased volume under the movers program and DVR and local channel upgrade programs. Under these programs, DIRECTV U.S. provides DVRs or additional equipment, plus installation, to existing subscribers at significantly reduced prices or for free.

The increase in operating profit was due to the improvement in operating profit before depreciation and amortization, partially offset by a $35.9 million increase in depreciation expense associated with assets placed in service during 2002 and 2003 and a $55.5 million increase in amortization expense related to certain intangible assets that resulted from the reinstatement of amortization expense during the fourth quarter of 2002 due to the issuance of EITF Issue No. 02-17.

Latin America.    The decline in revenues of 12.1% resulted from $55 million of revenues generated from the 2002 FIFA World Cup, a smaller subscriber base in 2003 and the depreciation of certain Latin American currencies in 2003. These declines were partially offset by an increase in revenues related to the consolidation of Venezuelan and Puerto Rican LOCs as a result of our adoption of FIN 46 on July 1, 2003. Prior to the adoption of FIN 46, these investments were accounted for under the equity method of accounting. A summary of DLA’s subscriber data for the years ended December 31 is as follows:

	2003	2002	Change
Total number of subscribers (000’s)	1,499	1,582	(83)
Net subscriber losses (000’s)	(83)	(28)	(55)
ARPU	$33.00	$34.90	$(1.90)

The decrease in net subscribers in 2003 was primarily due to the poor economic conditions and political instability in several of the major countries in the region, as well as the effects from the bankruptcy proceedings. The decrease in ARPU was primarily related to the 2002 FIFA World Cup revenues and the depreciation of certain Latin American currencies in 2003, partially offset by the increase in revenues resulting from the consolidation of the Venezuelan and Puerto Rican LOCs.

The decrease in operating loss before depreciation and amortization was primarily due to the $80.0 million loss from the 2002 FIFA World Cup, lower foreign currency translation losses in 2003 and lower 2003 expenses resulting from cost savings initiatives including programming cost reductions from the rejection and/or

THE DIRECTV GROUP, INC.

renegotiation of certain contracts in connection with the bankruptcy proceedings. The lower operating loss resulted from the improvement in operating loss before depreciation and amortization as well as a decrease in depreciation expense of $13.9 million.

Satellite Services Segment

The following table provides Satellite Services segment operating results for the years ended December 31:

			Change
	2003	2002	$	%
	(Dollars in Millions)
Revenues	$831.0	$812.3	$18.7	2.3%
Operating Profit Before Depreciation & Amortization	591.0	591.6	(0.6)	(0.1)%
Operating Profit	278.2	255.9	22.3	8.7%

The increase in revenues was primarily due to additional revenues recorded in 2003 related to PanAmSat’s new G2 Satellite Solutions division, which was formed after the acquisition of the assets of Hughes Global Services, or HGS, from the Company on March 7, 2003. This increase was partially offset by a termination fee received in 2002 from one of PanAmSat’s video customers and by the occasional service revenue related to the global broadcast distribution of the 2002 FIFA World Cup.

The slight decrease in operating profit before depreciation and amortization was principally due to a $40.1 million net gain related to the settlement of the PAS-7 insurance claim in 2002, offset by a reduction in 2003 bad debt expense, a decrease in 2003 operating expenses as a result of cost reduction initiatives, 2002 net facilities restructuring and severance charges of $13.7 million and an $18.7 million loss related to the termination of several sales-type leases by one of PanAmSat’s customers in 2002.

The increase in operating profit was primarily due to lower depreciation expense of $22.9 million primarily resulting from a satellite that was fully depreciated in July 2002, partially offset by an increase in depreciation expense resulting from satellites placed into service during 2002 and 2003.

Backlog for the Satellite Services segment, which consists primarily of operating leases on satellite transponders, was about $4.56 billion as of December 31, 2003 compared to about $5.55 billion as of December 31, 2002. The change in backlog is the result of customer contract activity during 2003 and a reduction to total backlog of approximately $360 million as a result of the XIPS failure and resulting shortened estimated useful life of PAS-6B. See “Contractual Obligations, Off Balance Sheet Arrangements and Contingencies” below for additional information regarding the XIPS failure. Approximately $1.3 billion of backlog is for contracts with the Company and News Corporation and its affiliates.

Network Systems Segment

The following table provides operating results for the Network Systems segment for the years ended December 31:

			Change
	2003	2002	$	%
	(Dollars in Millions)
Revenues	$1,322.0	$1,169.9	$152.1	13.0%
Operating Profit (Loss) Before Depreciation & Amortization	2.5	(76.8)	79.3	103.3%
Operating Loss	(73.7)	(150.5)	76.8	51.0%

THE DIRECTV GROUP, INC.

The increase in revenues resulted from higher sales of DIRECTV set-top receivers, which totaled about 3.6 million units in 2003 compared to about 2.6 million units in 2002, and higher revenues from the enterprise and residential DIRECWAY businesses. As of December 31, 2003, DIRECWAY had approximately 180,000 residential subscribers in North America compared to approximately 133,000 as of December 31, 2002.

The improvement in operating loss before depreciation and amortization and operating loss resulted primarily from a lower loss in the residential DIRECWAY business due to improved efficiencies associated with the larger subscriber base and a provision for inventory and severance costs totaling $15.0 million in 2002, partially offset by a $24.5 million gain in 2002 resulting from the recovery of receivables written-off in 1999.

Eliminations and Other

The elimination of revenues increased to $323.7 million in 2003 from $240.6 million in 2002. The increase was primarily due to increased shipments of DIRECTV receiving equipment from the Network Systems segment to the Direct-To-Home Broadcast segment, partially offset by a decrease in satellite transponder leasing revenues from the Satellite Services segment to the Direct-To-Home Broadcast segment. Until the sale of the assets of HGS to PanAmSat on March 7, 2003, HGS’ revenues were recorded in Eliminations and Other. During 2002, the elimination of revenues was partially offset by HGS revenues of $52.3 million, as compared with $15.3 million in revenues in 2003 prior to the March 7, 2003 sale.

Operating loss from Eliminations and Other increased to an operating loss of $246.5 million in 2003 from an operating loss of $44.9 million in 2002. The increase resulted primarily from the one-time charge of approximately $132 million in 2003 related to the completion of the News Corporation transactions and a $95.0 million net gain recorded in 2002 for the NASA claim, partially offset by the $23.0 million loss recorded in connection with the termination of the AOL alliance in 2002.

2002 Compared To 2001

Consolidated

Revenues.    The following table presents our revenues, by segment, for the years ended December 31:

			Change
Revenues By Segment:	2002	2001	$	%
	(Dollars in Millions)
Direct-To-Home Broadcast	$7,120.9	$6,279.6	$841.3	13.4%
Satellite Services	812.3	870.1	(57.8)	(6.6)%
Network Systems	1,169.9	1,325.8	(155.9)	(11.8)%
Eliminations and Other	(240.6)	(238.3)	(2.3)	(1.0)%

Total Revenues	$8,862.5	$8,237.2	$625.3	7.6%

The increase in revenues resulted primarily from higher revenues at the Direct-To-Home Broadcast segment from the addition of new subscribers in 2002 and higher ARPU at DIRECTV U.S. The increase in revenues from the Direct-To-Home Broadcast segment were partially offset by a decrease in revenues at the Network Systems segment resulting from the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs. In addition, the decrease in revenues at the Satellite Services segment was primarily due to a sales-type lease transaction executed during 2001 for which there was no comparable transaction in 2002.

THE DIRECTV GROUP, INC.

Operating Costs and Expenses.    The following table presents our operating costs and expenses for the years ended December 31:

			Change
Operating Costs and Expenses:	2002	2001	$	%
	(Dollars in Millions)
Broadcast programming and other costs	$4,087.9	$3,270.0	$817.9	25.0%
Cost of products sold	818.6	900.2	(81.6)	(9.1)%
Selling, general and administrative expenses	3,088.1	3,570.9	(482.8)	(13.5)%
Depreciation and amortization	1,020.2	1,110.6	(90.4)	(8.1)%

Total Operating Costs and Expenses	$9,014.8	$8,851.7	$163.1	1.8%

Broadcast programming and other costs increased by $817.9 million due to higher costs at the Direct-To-Home Broadcast segment resulting from higher programming costs at DIRECTV U.S. associated with the increase in subscribers and annual program supplier rate increases, and the $135 million cost of the 2002 FIFA World Cup at DLA. These increases were partially offset by decreased costs at the Satellite Services segment associated with a sales-type lease transaction executed during 2001 for which there was no comparable transaction in 2002.

Cost of products sold decreased by $81.6 million due to the decreased equipment sales at the Network Systems segment discussed above, partially offset by increased shipments of DIRECTV receiving equipment.

Selling, general and administrative expenses decreased by $482.8 million due primarily to the following 2002 items: a $95.0 million net gain recorded for the NASA claim, a $40.1 million net gain related to the PAS-7 insurance claim, lower expenses resulting from cost savings initiatives, and lower third-party customer acquisition costs at DIRECTV U.S.; and also due to a 2001 $87.5 million charge primarily for severance. These decreases were partially offset by a $48.0 million loss recorded for the GECC settlement and a $23.0 million loss recorded in connection with the termination of the AOL alliance in 2002.

Depreciation and amortization decreased by $90.4 million due to the discontinuation of amortization expense related to goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142, which amounted to $238.0 million for 2001, partially offset by added depreciation expense related to property and satellites placed into service during 2001 and 2002 and additional depreciation resulting from the consolidation of GEA in May 2001.

Interest Income and Expense.    Interest income decreased to $24.5 million in 2002 compared to $56.5 million in 2001 due to a decrease in average cash balances. Interest expense increased to $334.5 million in 2002 from $195.3 million in 2001 primarily from the $74 million of interest recorded in connection with the settlement of the GECC dispute and interest expense associated with higher average outstanding borrowings in 2002. Interest expense is net of capitalized interest of $116.8 million and $76.3 million in 2002 and 2001, respectively.

THE DIRECTV GROUP, INC.

Other, Net.    Other, net increased to income of $425.5 million in 2002 compared to a loss of $92.7 million in 2001. The significant components of “Other, net” were as follows for the years ended December 31:

	2002	2001	Change
	(Dollars in Millions)
Equity losses from unconsolidated affiliates	$(70.1)	$(61.3)	$(8.8)
EchoStar merger termination payment	600.0	—	600.0
Net unrealized loss on investments	(180.6)	(239.0)	58.4
Net gain from sale of investments	84.1	130.6	(46.5)
Net gain on exit of DIRECTV Japan business	41.1	32.0	9.1
Other	(49.0)	45.0	(94.0)

Total	$425.5	$(92.7)	$518.2

In December 2002, we recognized a $600.0 million gain related to a termination agreement entered into by the Company, GM and EchoStar. As a part of this agreement, the parties agreed to terminate the merger agreement and certain related agreements due to the proposed merger’s failure to obtain regulatory approval. Under the terms of the termination agreement, EchoStar paid us $600.0 million in cash.

For additional information regarding the items included in the above table, see Note 6: Investments, Note 14: Other Income and Expenses and Note 17: Acquisitions and Divestitures in the Consolidated Financial Statements in Item 8.

Income Taxes.    We recognized an income tax benefit of $27.6 million in 2002 compared to an income tax benefit of $275.9 million in 2001. The lower income tax benefit in 2002 was primarily due to lower pre-tax losses. This decrease was partially offset by the favorable resolution of certain tax contingencies and the discontinuation of amortization of non-deductible goodwill in 2002.

Loss from Discontinued Operations.    On February 28, 2003, we completed the shut down of DIRECTV Broadband. As a result, DIRECTV Broadband has been reported as a discontinued operation in the consolidated financial statements, and its revenues, operating costs and expenses and other non-operating results are excluded from the continuing operating results of the Direct-To-Home Broadcast segment for all periods presented herein. The loss from discontinued operations, net of taxes, related to DIRECTV Broadband was $181.7 million and $94.0 million in 2002 and 2001, respectively. The increase in the loss from discontinued operations was primarily due to the $92.8 million charge recorded in 2002 for the shutdown of DIRECTV Broadband.

Cumulative Effect of Accounting Changes.    We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The adoption of this standard resulted in the discontinuation of amortization of goodwill and intangible assets with indefinite lives. In accordance with the transition provisions of SFAS No. 142, on January 1 2002, we recorded a one-time after-tax charge of $681.3 million related to the initial impairment test as a cumulative effect of accounting change. See “Accounting Changes” below for additional information.

We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 required us to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, we recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change and an after-tax unrealized gain of $0.4 million in “Accumulated Other Comprehensive Income (Loss).”

THE DIRECTV GROUP, INC.

Direct-To-Home Broadcast Segment

The following table provides the significant components of the Direct-To-Home Broadcast segment operating results for the years ended December 31:

			Change
	2002	2001	$	%
	(Dollars in Millions)
Revenues
DIRECTV U.S.	$6,444.6	$5,552.2	$892.4	16.1%
DIRECTV Latin America	679.7	727.0	(47.3)	(6.5)%
Operating Profit (Loss) Before Depreciation & Amortization
DIRECTV U.S.	$608.8	$219.8	$389.0	177.0%
DIRECTV Latin America	(201.9)	(131.5)	(70.4)	(53.5)%
Operating Profit (Loss)
DIRECTV U.S.	$203.2	$(218.7)	$421.9	192.9%
DIRECTV Latin America	(415.1)	(330.7)	(84.4)	(25.5)%

United States.    The increase in revenues resulted primarily from the addition of new subscribers in 2002 and higher ARPU on the larger subscriber base. A summary of DIRECTV U.S.’ subscriber data for the years ended December 31 is as follows:

	2002	2001	Change
Owned and operated subscribers (000’s)	9,493	8,443	1,050
NRTC subscribers (000’s)	1,683	1,892	(209)

Total number of subscribers (000’s)	11,176	10,335	841

Net owned and operated subscriber additions (000’s)	1,050	1,168	(118)
ARPU	$59.80	$58.70	$1.10
Average monthly subscriber churn %	1.6%	1.8%	(0.2)%
Average subscriber acquisition costs—per subscriber (SAC)	$540	$570	$(30)

The increase in ARPU of $1.10 resulted primarily from expanded local channel offerings, higher revenues from seasonal and live sporting events and other subscriber revenues, such as revenues from an increased number of subscribers with multiple set-top receivers. The decrease in average monthly churn was due to an increase in the number of new subscribers signing up for 12 month programming commitments, improved customer service and more stringent credit screening practices for new customers.

The increase in operating profit before depreciation and amortization was primarily attributable to the additional profit resulting from the higher revenues discussed above, lower total subscriber acquisition costs and a $48.0 million charge primarily related to severance costs recorded in 2001. These improvements were partially offset by higher subscriber service expenses and the loss recorded for the GECC dispute.

The change in operating loss was due to the increased operating profit before depreciation and amortization and lower amortization expense of $128.8 million that resulted from the adoption of SFAS No. 142, partially offset by a $91 million increase in depreciation expense related to property and satellites placed in service during 2002 and 2001.

Latin America.    The 6.5% decline in revenues resulted from the devaluation of certain foreign currencies, the most significant of which was in Argentina, and lower 2002 subscribers, partially offset by $55.0 million of

THE DIRECTV GROUP, INC.

revenues generated from the 2002 FIFA World Cup. A summary of DLA’s subscriber data for the years ended December 31 is as follows:

	2002	2001	Change
Total number of subscribers (000’s)	1,582	1,610	(28)
Net subscriber additions (losses) (000’s)	(28)	305	(333)
ARPU	$34.90	$41.80	$(6.90)

The decrease in net subscribers in 2002 was primarily due to the poor economic conditions and political instability in several of the major countries in the region. The decrease in ARPU was primarily the result of the devaluation of the Argentinean, Brazilian and Venezuelan currencies against the U.S. dollar.

The increase in operating loss before depreciation and amortization was due to the lower profit resulting from the decreased revenues discussed above, the $80.0 million loss from the 2002 FIFA World Cup and the consolidation of GEA beginning in May 2001, partially offset by lower operating expenses resulting from cost savings initiatives including a reduction in advertising and promotion costs, and renegotiated programming contracts.

The increased operating loss resulted from the change in operating loss before depreciation and amortization and higher depreciation expense of $44.0 million resulting from assets placed in service in 2002 and 2001, partially offset by a decrease in amortization expense of $30.0 million resulting from the discontinuation of goodwill amortization expense in accordance with SFAS No. 142.

Satellite Services Segment

The following table provides Satellite Services segment operating results for the years ended December 31:

			Change
	2002	2001	$	%
	(Dollars in Millions)
Revenues	$812.3	$870.1	$(57.8)	(6.6)%
Operating Profit Before Depreciation & Amortization	591.6	580.0	11.6	2.0%
Operating Profit	255.9	165.3	90.6	54.8%

The decrease in revenues was primarily due to a decline in sales-type lease revenues that amounted to $19.6 million for 2002 compared to $67.9 million for 2001.

The higher operating profit before depreciation and amortization was principally due to increased operating efficiencies that resulted from cost savings initiatives, a $40.1 million net gain related to the settlement of the PAS-7 insurance claim in 2002 and a $7.0 million severance charge in 2001. These increases were partially offset by the decline in revenues from sales-type lease transactions discussed above, an $18.7 million loss related to the termination of several sales-type leases by a PanAmSat customer and 2002 net facilities restructuring and severance charges of $13.7 million.

The increase in operating profit resulted from the increase in operating profit before depreciation and amortization and lower amortization expense of $65.0 million for 2002 due to the discontinuation of goodwill amortization in accordance with SFAS No. 142.

Backlog for the Satellite Services segment, which consists primarily of operating leases on satellite transponders, was about $5.55 billion as of December 31, 2002 compared to about $5.84 billion as of December 31, 2001.

THE DIRECTV GROUP, INC.

Network Systems Segment

The following table provides operating results for the Network Systems segment for the years ended December 31:

			Change
	2002	2001	$	%
	(Dollars in Millions)
Revenues	$1,169.9	$1,325.8	$(155.9)	(11.8)%
Operating Loss Before Depreciation & Amortization	(76.8)	(89.0)	12.2	13.7%
Operating Loss	(150.5)	(149.0)	(1.5)	(1.0)%

The lower revenues resulted primarily from the substantial completion in late 2001 of two significant customer contracts for the sale of phones and systems for mobile satellite programs, partially offset by increased sales of DIRECTV set-top receivers, which totaled about 2.6 million units in 2002 compared to about 2.0 million units in 2001.

The change in operating loss before depreciation and amortization resulted from a $24.5 million gain from the recovery of receivables written-off in 1999 and lower general and administrative costs, partially offset by a provision for inventory and severance costs totaling $15.0 million in 2002.

Eliminations and Other

The elimination of revenues increased to $240.6 million in 2002 from $238.3 million in 2001.

Operating loss from Eliminations and Other improved to $44.9 million in 2002 from an operating loss of $84.2 million in 2001. The decrease in operating loss resulted primarily from the $95.0 million net gain recorded in 2002 for the NASA claim and a 2001 severance charge of $23.0 million, partially offset by the $23.0 million loss recorded in connection with the termination of the AOL alliance in 2002, higher corporate expenditures related to costs associated with the terminated EchoStar merger and employee benefit costs in 2002.

LIQUIDITY AND CAPITAL RESOURCES

In 2003, our cash and cash equivalents balance increased $1,134.7 million to $2,263.3 million. This increase resulted primarily from cash provided by operating activities of $1,275.4 million and additional net borrowings of $1,243.2 million, partially offset by expenditures for satellites and property of $857.8 million, the special cash dividend of $275.0 million paid to GM in connection with the split-off and $360 million paid to Boeing as a result of our settlement of a purchase price dispute. Of the $2,263.3 million cash and cash equivalents balance at December 31, 2003, $390.9 million is generally available only to DIRECTV U.S. and $511.2 million is generally available only to PanAmSat because of restrictions within their respective borrowing agreements.

As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at December 31, 2003 and 2002 was 1.73 and 1.14, respectively. Working capital increased by $1,621.2 million to $2,074.5 million at December 31, 2003 from working capital of $453.3 million at December 31, 2002. The change was principally due to the repayment of current debt obligations and an increase in cash balances which resulted from cash flows from operating activities and the proceeds received from long-term borrowings under DIRECTV U.S. financing transactions described in more detail below under “Notes Payable and Credit Facilities.”

As of December 31, 2003, DIRECTV U.S and PanAmSat each has the ability to borrow up to $250 million under existing credit facilities. The DIRECTV U.S credit facility is available until 2008 and the PanAmSat credit facility is available until 2007.

THE DIRECTV GROUP, INC.

In 2003, we generated $646.3 million of positive cash flow (defined as net cash provided by operating activities plus net cash used in investing activities). In 2004, we also expect to generate positive cash flow, although below the 2003 amount. The additional operating cash flows resulting from an anticipated improvement in operating profits will be offset in part by cash requirements for the NFL SUNDAY TICKET contract at DIRECTV U.S. and payments resulting from the DLA bankruptcy proceedings. We anticipate using more cash for investing activities related to capital expenditures at DIRECTV U.S. for satellites and broadcast equipment used in the launch of new local channels and at HNS related to a shift in SPACEWAY capital expenditures from 2003 to 2004. These increases in cash used in investing activities will be partially offset by proceeds from insurance claims of $260 million at PanAmSat and the cash proceeds from the sale of a portion of our interest in XM Satellite Radio Holdings, Inc. for $254.4 million in January 2004. In addition, as part of our financing activities during 2004, DIRECTV U.S. could be required to make a prepayment under its senior secured credit facility, as discussed in more detail below.

Beyond 2004, capital expenditures could continue to increase, depending on the development of plans to provide additional content such as HDTV and interactive services. The financing transactions completed in 2003, as described in more detail below, were designed to provide liquidity to fund our existing business plan. As a result, we expect to fund our existing business plan from a combination of existing cash balances, cash provided from operations and amounts available under existing credit facilities. We currently do not anticipate borrowing additional funds in 2004.

Notes Payable and Credit Facilities

At December 31, 2003, we had $4,361 million in total borrowings, bearing a weighted average interest rate of 6.57%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under credit facilities as more fully described below.

Notes Payable

On February 28, 2003, DIRECTV U.S., which we refer to in this “Notes Payable and Credit Facilities” section as DIRECTV, issued $1,400.0 million in senior notes due in 2013 in a private placement transaction. The ten-year senior notes bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually beginning September 15, 2003. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV’s domestic subsidiaries on a senior unsecured basis. These senior notes were exchanged for registered notes with substantially identical terms in September 2003.

In February 2002, PanAmSat completed an $800.0 million private placement notes offering, which notes were exchanged for registered notes with substantially identical terms in November 2002. These unsecured notes bear interest at an annual rate of 8.5%. Interest is payable semi-annually and the unsecured notes mature in 2012.

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The $200.0 million five-year notes were repaid in January 2003. The outstanding principal balances and interest rates as of December 31, 2003 were $275.0 million at 6.125% due in 2005, $150.0 million at 6.375% due in 2008 and $125.0 million at 6.875% due in 2028. Principal is payable at maturity, while interest is payable semi-annually. In connection with a secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured with the bank facility by substantially all of PanAmSat’s assets, including its satellites.

THE DIRECTV GROUP, INC.

Credit Facilities

On March 6, 2003, DIRECTV entered into a $1,675.0 million senior secured credit facility, comprised of a $375.0 million Term Loan A, of which $175.0 million was drawn, a $1,050.0 million Term Loan B, which was fully drawn, and a $250.0 million revolving credit facility, which was undrawn. DIRECTV distributed to us the $2.56 billion of proceeds, net of debt issuance costs, from the initial borrowings under the senior secured credit facility and the sale of senior notes described above.

In August 2003, DIRECTV amended the senior secured credit facility to replace the $1,050.0 million Term Loan B with a new $1,225.0 million Term Loan B-1 and to reduce the size of the Term Loan A from $375.0 million to $200.0 million, repaying the $175.0 million that was previously outstanding under the Term Loan A with the additional borrowings from the Term Loan B-1. Borrowings under the Term Loan B-1 bear interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.75%, which may be increased or decreased under certain conditions. The revolving credit facility was not affected by the amendment. DIRECTV is required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. The revolving credit facility expires in 2008 and the Term Loan B-1 matures in 2010. However, as defined by the senior secured credit facility agreement, under certain circumstances, as described below, DIRECTV could be required to make a prepayment on the Term Loan B-1. As of December 31, 2003, the revolving credit facility was undrawn and the Term Loan B-1 was fully drawn. The revolving portion of the senior secured credit facility is available to fund DIRECTV’s working capital and other requirements. The senior secured credit facility is secured by substantially all of DIRECTV’s assets and is fully and unconditionally guaranteed, jointly and severally, by DIRECTV.

Principal payments under the Term Loan B-1 are due primarily in 2008 to 2010. However, at each year end DIRECTV may be required to make a computation of excess cash flows for the year, as defined by the senior secured credit facility agreement, which could result in DIRECTV making a prepayment, under the Term Loan B-1 on April 15th. The amount payable to DIRECTV’s credit holders is equal to one-half of DIRECTV’s excess cash flows, if any, with up to $150 million of the remaining amount available for distribution to us. DIRECTV has calculated approximately $401.8 million of excess cash flows at December 31, 2003. As a result, $200.9 million was reclassified from long-term debt to current portion of long-term debt in the Consolidated Balance Sheets. However, under the terms of the senior secured credit facility agreement, at DIRECTV’s request, the lenders under the credit facility may elect to forego all or a portion of the prepayment, if required, prior to April 15th of each year.

The $200 million Term Loan A was undrawn and was terminated on December 1, 2003. Borrowings under the Term Loan B bore interest at LIBOR plus 3.50% until it was replaced by the Term Loan B-1 in August 2003. In March 2004, DIRECTV’s senior secured credit facility was amended to replace the Term Loan B-1 with a Term Loan B-2, with substantially the same terms except that the interest rate was reduced to LIBOR plus 2.25%.

In February 2002, PanAmSat entered into a bank facility in the amount of $1,250.0 million. The bank facility was originally comprised of a $250.0 million revolving credit facility, which was undrawn as of December 31, 2003, a $300.0 million Tranche A Term Loan and a $700.0 million Tranche B Term Loan. This bank facility replaced a previously existing and undrawn $500.0 million unsecured multi-year revolving credit facility. PanAmSat is required to pay a commitment fee on the unused commitments under the revolving credit facility at a rate that is subject to adjustment based on PanAmSat’s total leverage ratio. As of December 31, 2003, the commitment fee rate was 0.375% per year. The Tranche A Term Loan and Tranche B Term Loan bore interest at LIBOR plus 2.75% (which may have been increased or decreased based upon changes in PanAmSat’s total leverage ratio as defined by the credit agreement) and LIBOR plus 3.50%, respectively, at the time of replacement in October 2003, as discussed below. The revolving credit facility bears interest at LIBOR plus 2.50% and this interest rate may be increased or decreased based upon changes in PanAmSat’s total leverage ratio, as defined by the credit agreement. Under its original terms, the revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. The facilities are secured ratably

THE DIRECTV GROUP, INC.

with the fixed rate notes described above by substantially all of PanAmSat’s assets, including its satellites. PanAmSat repaid a $1,725.0 million intercompany loan from us in February 2002, using proceeds from the bank facility and the 8.5% notes described above.

On July 14, 2003, PanAmSat made an optional prepayment of $350.0 million under its $1,250.0 million bank facility from available cash on hand. The prepayment was applied pro rata against PanAmSat’s then fully drawn Tranche A Term Loan and Tranche B Term Loan.

On October 29, 2003, PanAmSat amended its bank facility to provide for the refinancing of its Tranche A Term Loan and Tranche B Term Loan under a new Term Loan B-1 facility with an interest rate of LIBOR plus 2.5% and scheduled annual maturities of principal in varying amounts from 2004 through 2010. As a result of this amendment, the amount of the revolving credit facility, its termination date and the provisions relating to the commitment fee remain unchanged. This amendment also adjusted certain operating covenants under the bank facility to provide greater operational flexibility to PanAmSat. On December 29, 2003, PanAmSat made an optional prepayment under the Term Loan B-1 of $300.0 million from available cash on hand. As of December 31, 2003, the outstanding amount under the Term Loan B-1 facility was $350.0 million and the revolving credit facility was undrawn.

On October 1, 2001, we entered into a $2.0 billion revolving credit facility with General Motors Acceptance Corporation, or GMAC. The facility was subsequently amended in February and November 2002, and March 2003. The amendments reduced the size of the facility to $1,500.0 million and provided for a commitment through March 31, 2004. On June 18, 2003, we voluntarily prepaid amounts owed thereunder and terminated the facility. The facility was comprised of a $1,500.0 million tranche secured by a $1,500.0 million cash deposit from us. Borrowings under the facility bore interest at GMAC’s cost of funds plus 0.125%, and the $1,500.0 million cash deposit earned interest at a rate equivalent to GMAC’s cost of funds. We had the legal right of setoff with respect to the $1,500.0 million GMAC cash deposit and accordingly offset it against amounts borrowed from GMAC under the $1,500.0 million tranche in the Consolidated Balance Sheets.

Covenants and Restrictions

DIRECTV U.S. and PanAmSat are required to meet certain financial covenants and are also subject to restrictive covenants under their borrowings. These covenants limit the ability of DIRECTV U.S., PanAmSat and their respective subsidiaries to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new businesses. If DIRECTV U.S. or PanAmSat fails to comply with their respective covenants, all or a portion of their respective borrowings could become immediately payable. The terms of the DIRECTV U.S. and PanAmSat debt and credit facilities restrict DIRECTV U.S. and PanAmSat from transferring funds to us in the form of cash dividends, loans or advances. At December 31, 2003, DIRECTV U.S. and PanAmSat were in compliance with all such covenants.

Dividend Policy and Stockholders’ Equity

Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. Our Board of Directors does not currently intend to pay cash dividends on our common stock. Our future earnings, if any, are expected to be retained for the development of our businesses for the foreseeable future.

THE DIRECTV GROUP, INC.

We are a publicly-traded company with our common stock listed as “DTV” on the NYSE. As part of the News Corporation transactions completed on December 22, 2003, our certificate of incorporation was amended to provide for the following capital stock: common stock, par value $0.01 per share, 3,000,000,000 shares authorized; Class B common stock, par value $0.01 per share, 275,000,000 shares authorized; excess stock, par value $0.01 per share, 800,000,000 shares authorized; and preferred stock, par value $0.01 per share, 9,000,000 shares authorized. As of December 31, 2003, there were no outstanding shares of the Class B common stock, excess stock or preferred stock.

Prior to our split-off from GM on December 22, 2003, GM held all of our outstanding capital stock. GM Class H common stock was a publicly-traded security of GM and was a “tracking stock” designed to provide holders with financial returns based on our financial performance.

During April 2003, our Board of Directors approved the reclassification of our outstanding Series B convertible preferred stock into Class B common stock of equivalent value, and a subsequent stock split of common stock and Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all of our outstanding capital stock, approved the reclassification. Shortly thereafter, GM converted some of its shares of our common stock into an equivalent number of shares of our Class B common stock. As a result of these transactions, we had issued and outstanding 1,207,518,237 shares of common stock and 274,373,316 shares of Class B common stock, all of which were owned by GM.

Immediately prior to the completion of the News Corporation transactions and as provided in an amendment to the GM Certificate of Incorporation filed on December 22, 2003, the number of shares of common and Class B common stock were adjusted to assure that the stock outstanding and the stock representing GM’s interest accurately reflected the interests to be sold directly by GM to News Corporation and the interests to be distributed to holders of GM Class H common stock. After the adjustment, there were 1,109,270,842 GM Class H common shares then outstanding. The number of shares of Class B common stock was adjusted to equal 274,319,607 shares, representing GM’s 19.8% interest in us.

On December 22, 2003, GM split-off the Company by distributing our common stock to the holders of GM Class H common stock in exchange for the 1,109,270,842 shares then outstanding on a one-for-one basis. Simultaneously, GM sold its 19.8% interest in us (represented by 274,319,607 shares of our Class B common stock) to News Corporation in exchange for cash and News Corporation Preferred ADSs. The shares of our Class B common stock were then converted to shares of our common stock on a one-for-one basis.

Divestitures

On April 3, 2001, we acquired Telocity Delaware, Inc., or Telocity, a company that provided land-based DSL services, through the completion of a tender offer and merger. Telocity changed its name to and was operated as DIRECTV Broadband and was included as part of the Direct-To-Home Broadcast segment. The purchase price was $197.8 million and was paid in cash.

On December 13, 2002, we announced that DIRECTV Broadband would close its high-speed Internet service business in the first quarter of 2003 and transition its existing customers to alternative service providers. As a result, in December 2002, we notified approximately half of DIRECTV Broadband’s 400 employees of a layoff, with a minimum of 60 days notice during which time they were paid, followed by receipt of a severance package. The remaining employees worked with customers during the transition and assisted with the closure of the business. On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, we recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals

THE DIRECTV GROUP, INC.

for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During 2003, the accrual was reduced due to the favorable settlement of certain contractual commitments by recording a gain of $1.6 million, net of taxes, to discontinued operations. As of December 31, 2003, $1.0 million of accruals were remaining.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of DIRECTV Broadband have been excluded from our results from continuing operations for all periods presented herein. The financial results for DIRECTV Broadband are presented in the Consolidated Statements of Income in a single line item entitled “Loss from discontinued operations, net of taxes” and the net cash flows are presented in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2003, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Item 8 referenced in the table.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-Term Debt Obligations (Note 8)(a)	$4,350.4	$219.1	$309.1	$437.2	$3,385.0
Purchase Obligations (Note 20)(b)	3,474.7	844.8	1,166.9	1,344.0	119.0
Operating Lease Obligations (Note 20)(c)	531.5	181.8	213.9	113.8	22.0
Capital Lease Obligations	3.8	3.3	0.5	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP (Note 10)(d)	20.0	17.5	2.5	—	—

Total	$8,380.4	$1,266.5	$1,692.9	$1,895.0	$3,526.0

(a)	Long-term debt obligations do not include interest payments or potential prepayments that may be required under DIRECTV U.S.’ senior secured credit facility after 2004.
(b)	Purchase obligations consist of broadcast programming commitments, satellite construction contracts, including performance incentive obligations payable to the satellite manufacturer, and service contract commitments. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a minimum number of required subscribers subscribing to the related programming. Actual payments typically exceed the minimum payment requirements as the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Satellite construction contracts typically exclude the cost to insure and launch satellites into orbit, which costs can be significant to the overall cost of placing a satellite into service. In addition, subject to satellite performance exceeding and/or meeting certain minimum requirements, our satellite construction contracts often include performance incentive obligations payable to the satellite manufacturer. Estimated incentive obligations based on satellite performance through December 31, 2003 are included in the table above, however actual commitments can change significantly based on the future performance of satellites. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as customer call center operations and billing services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.
(c)	Certain of the operating leases contain escalation clauses and renewal or purchase options, which are not considered in the amounts disclosed.
(d)	Other long-term liabilities include obligations to make required minimum contributions to qualified pension plans in accordance with ERISA minimum funding requirements in 2004. After 2004, contributions are dependent on numerous factors that cannot be reasonably predicted.

THE DIRECTV GROUP, INC.

Off-Balance Sheet Arrangements

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $66.6 million which were undrawn at December 31, 2003.

Contingencies

Litigation.    Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against the Company arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2003. After discussion with counsel representing the Company in those actions, it is the opinion of management that such liability is not expected to have a material adverse effect on our consolidated results of operations and financial position.

Other Contingencies.    The in-orbit satellites of the Company and our subsidiaries are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of our businesses. We have, in the past, experienced technical anomalies on some of our satellites. Service interruptions caused by anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of customers.

We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. We rely on in-orbit spare satellites and excess satellite transponder capacity at key orbital slots to mitigate the effects of satellite failure on our ability to provide service. Where insurance costs related to satellite components or systems that have suffered anomalies in the past are prohibitive, our insurance policies contain coverage exclusions and we are not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $726.0 million and the book value of the satellites that were not insured was $1,182.5 million at December 31, 2003. The uninsured amount includes the value of five PanAmSat satellites for which policies were not renewed in May 2003.

As part of an arrangement with Telesat, a Canadian telecommunications and broadcast services company, DIRECTV U.S. agreed to provide Telesat, subject to FCC approval, the use of the DIRECTV 3 satellite, which is currently used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV U.S. the use of its 72.5 WL Canadian orbital location. This arrangement is contingent upon FCC

THE DIRECTV GROUP, INC.

approval. Assuming FCC approval for DIRECTV U.S.’ use of 72.5 WL, DIRECTV 7S, which is expected to be launched in the second quarter of 2004, will replace DIRECTV 5 at 119 WL, and DIRECTV 5, or a similar satellite, will be relocated to 72.5 WL and used to provide additional local channels and other programming in the U.S. through 2008. Once FCC approval is granted, DIRECTV 3 will be used by Telesat in a Canadian orbital location. If DIRECTV U.S. is successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $77.8 million at December 31, 2003, will be reclassified as an intangible asset and amortized over the life of DIRECTV U.S.’ right to use 72.5 WL. However, if DIRECTV U.S. is unsuccessful in obtaining FCC approval to use 72.5 WL, DIRECTV U.S. will immediately write-off the net book value of DIRECTV 3.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and PanAmSat expects that both of these satellites will continue to serve these existing customers until PanAmSat replaces or supplements them with new satellites. PanAmSat is working with the satellite manufacturer to determine the long-term implications of this degradation to the satellites and will continue to assess the operational impact. At this time, based upon all information currently available to PanAmSat, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, PanAmSat expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time and there may be a need to offer supplemental capacity from another satellite in later years. PanAmSat and the Company also believe that the net book values of these satellites are fully recoverable and do not expect a material impact on 2004 revenues as a result of the difficulties with these two satellites. The insurance policies for Galaxy 11 and PAS-1R were in the amounts of approximately $289 million and $345 million, respectively, for total losses, and both included a salvage provision for PanAmSat to share 10% of future revenues from these satellites with the insurers. On December 29, 2003, PanAmSat reached a partial loss settlement of these insurance claims for payment to PanAmSat of $260 million with no future revenue share. The receivable was recorded in “Accounts and notes receivable, net of allowances” with a corresponding reduction to “Satellites, net” in the Consolidated Balance Sheets. This negotiated resolution balances the expected loss of capacity and the remaining use expected to be achieved with respect to the satellites. PanAmSat received substantially all of the settlement amount during the first quarter of 2004 and PanAmSat plans on using these proceeds to replace existing satellites over the next several years.

PanAmSat and Boeing have determined that the secondary XIPS on two of PanAmSat’s seven Boeing model 601 HP spacecraft, Galaxy 4R and PAS-6B, are no longer available as a result of failures experienced during June and July 2003, respectively. The primary XIPS on each of these satellites had previously ceased working, and both satellites are operating as designed on their completely independent backup bi-propellant propulsion systems. The C-band capacity of G4R is backed up by in-orbit satellites with immediately available capacity. The remaining useful lives on Galaxy 4R and PAS-6B are estimated to be approximately 3.5 years and 4.9 years, respectively, from the date of the occurrence of each satellite’s anomaly, based on the bi-propellant fuel on-board. Accordingly, PanAmSat began accelerating depreciation of these satellites beginning in the third quarter of 2003 to coincide with the satellites’ revised estimated useful lives. The additional depreciation expense resulting from this change in estimated useful lives was $14.3 million in the second half of 2003.

PanAmSat has determined that the net book value of these satellites and its investments in sales-type leases on these two satellites are fully recoverable. On July 31, 2003, PanAmSat filed a proof of loss under the insurance policy for Galaxy 4R in the amount of $169 million, subject to a salvage provision providing for PanAmSat to share a portion of the revenues with the insurers. During the third quarter of 2003, PanAmSat reached an agreement with all but one of the insurers representing, in the aggregate, approximately 83% of the insurance coverage on the satellite. As a result, in the third quarter of 2003, PanAmSat recorded an insurance claim receivable of $102.6 million reflecting the insurance policy amount for these insurers less a negotiated settlement for salvage. PanAmSat received these proceeds during the fourth quarter of 2003. PanAmSat

THE DIRECTV GROUP, INC.

proportionately offset the proceeds from this settlement against the insured carrying value of the satellite and the net investment in sales-type lease. In October 2003, PanAmSat commenced arbitration proceedings against the last insurance provider over a disputed portion of the remaining claim. PanAmSat cannot provide assurance that it will be successful in these proceedings or, if successful, how much will be received. PanAmSat is developing plans to replace Galaxy 4R prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract that was purchased previously. Once a settlement is reached with the final insurance provider, PanAmSat anticipates that future depreciation on Galaxy 4R will be approximately equal to the depreciation on this satellite before the anomaly occurred. The insurance policy on PAS-6B has an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss. PanAmSat is working with the customers on PAS-6B to provide a long-term solution for their needs.

The availability and use of any future proceeds from the Galaxy 11 and PAS-1R insurance claims are restricted by the agreements governing PanAmSat’s debt obligations.

PanAmSat believes that the XIPS problem will not affect revenues over the revised estimated remaining useful lives of Galaxy 4R and PAS-6B. Prior to the end of the useful lives of these two satellites, PanAmSat plans to transition the affected customers to new or existing in-orbit backup satellites with immediately available capacity. As a result of the XIPS failure on PAS-6B, PanAmSat reduced its total backlog by approximately $360 million, as the customers on this satellite are not contractually obligated to use a new or replacement satellite.

One of PanAmSat’s remaining five Boeing model 601 HP satellites has no book value and is no longer in primary customer service. The other four Boeing model 601 HP satellites that PanAmSat operates continue to have XIPS as their primary propulsion system. However, no assurance can be given that PanAmSat will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For three of these remaining four satellites, the available bi-propellant life ranges from at least 3.4 years to as much as 7.0 years, while the fourth satellite, which was placed into service in January 2004, has available bi-propellant life of approximately 11.9 years.

In the first quarter of 2003, PanAmSat and the manufacturer of the Galaxy 8-iR satellite terminated the Galaxy 8-iR satellite construction contract by mutual agreement. In connection with the termination of the construction contract, PanAmSat received $69.5 million from the satellite manufacturer in December 2003, which represents amounts previously paid to the manufacturer (of approximately $58.8 million), liquidated damages and interest owed to PanAmSat under the construction agreement. In addition, PanAmSat has agreed with the Galaxy 8-iR launch vehicle provider to defer the use of the launch to a future satellite. PanAmSat expects to use this launch in early 2006 to replace the Galaxy 4R satellite.

SATELLITE FLEET

Currently, we have a fleet of 32 satellites, seven owned by DIRECTV and 25 owned and operated by PanAmSat. Nine additional satellites are currently under contract or construction, including three for DIRECTV, three for PanAmSat and three for the SPACEWAY platform under development by HNS.

In October 2003, DIRECTV U.S. announced that it had entered into an agreement with Space Systems/Loral to construct two new satellites, DIRECTV 8 and DIRECTV 9S, at an expected cost of approximately $220.0 million, excluding launch and insurance costs. In addition, DIRECTV U.S. agreed to pay Space Systems/Loral an additional $25.0 million for the completion of the DIRECTV 7S satellite. DIRECTV 8, which is expected to be launched in the second quarter of 2005, will provide national coverage from 101 WL and will also be able to operate from 110 WL and 119 WL. DIRECTV 9S, which is expected to be launched in the fourth quarter of 2005, will be designed to operate from 101 WL and 119 WL and is expected to operate as a backup for the DIRECTV 4S satellite, which is currently in-orbit, and the DIRECTV 7S satellite, which DIRECTV U.S. plans to launch and place into service in the second quarter of 2004.

THE DIRECTV GROUP, INC.

During 2003, PanAmSat launched its Galaxy 12 and Galaxy 13/Horizons 1 satellites. PanAmSat expects to launch up to three satellites by the end of 2006, including Galaxy 14 that is currently scheduled to launch in the third quarter of 2004 to replace Galaxy 5 at 125 WL; Galaxy 15 which PanAmSat currently plans to launch in the first quarter of 2005 to replace Galaxy 1R at 133 WL; and Galaxy 16 which PanAmSat currently plans to launch in 2006 to replace Galaxy 4R at 99 WL prior to the end of its useful life. PanAmSat is currently negotiating definitive terms for the acquisition of the Galaxy 16 satellite. In addition, in the second half of 2004, PanAmSat expects to commence construction of Galaxy 17, an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16. No commitment has been made for the procurement of the Galaxy 17 satellite at this time.

HNS is currently developing SPACEWAY, a more advanced satellite broadband communications platform. SPACEWAY will eventually include three satellites, which are currently under construction. HNS expects to launch the first SPACEWAY satellite in North America in 2004 and expects to introduce service in 2005.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

News Corporation and Affiliates.    Beginning on December 23, 2003, with the completion of the News Corporation transactions, News Corporation and its affiliated companies are considered related parties of The DIRECTV Group, Inc. and our affiliated companies. As of December 31, 2003, the Company and our subsidiaries had contractual arrangements to: purchase programming, products and advertising from News Corporation entities; license certain intellectual property, including patents from News Corporation entities; sell advertising space; and lease satellite transponder capacity to News Corporation entities. All of the contractual arrangements in existence at December 31, 2003 were entered into prior to the date that News Corporation was considered a related party. The settlement of litigation between NDS, a News Corporation affiliate, and DIRECTV U.S. became effective upon the completion of the News Corporation transactions. See Item 3. Legal Proceedings for further information.

In January 2004, Fox and PanAmSat signed a multi-year, multi-satellite agreement, the terms of which provide that Fox will consolidate its entire suite of U.S. cable and broadcast programming onto PanAmSat’s global fleet for 15 years and move a significant portion of its international traffic onto the fleet for the next decade. Fox will now be one of PanAmSat’s largest media customers and one of its top five global customers.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect amounts reported. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported for future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity.

Valuation and Depreciation of Long-Lived Assets.    We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. Our long-lived assets primarily include satellites and property. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate

THE DIRECTV GROUP, INC.

with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

In addition, as a result of satellite anomalies or other changes in circumstances, we may determine that the useful life of our satellites or property has been reduced. In this case, depreciation expense could increase over the remaining shortened useful life of the related asset.

Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually or more frequently when events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2003, and determined that there was no impairment of goodwill or intangible assets with indefinite lives.

The goodwill evaluation requires the estimation of the fair value of reporting units where goodwill is recorded. Fair values are determined primarily using estimated cash flows discounted at a rate commensurate with the risk involved. Estimation of future cash flows requires significant judgement about future operating results, and can vary significantly from one evaluation to the next. Risk adjusted discount rates are not fixed and are subject to change over time. As a result, changes in estimated future cash flows and/or changes in discount rates could result in a write-down of goodwill or intangible assets with indefinite lives in a future period which could be material to our consolidated results of operations and financial position.

Multi-Year Programming Contracts for Live Sporting Events.    We charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments to expense based on the ratio of each period’s revenues to the estimated total contract revenues to be earned over the contract period. Estimated total contract revenues are evaluated by management at least annually. If the minimum guarantee payments on an individual contract exceed the estimated total contract revenues, a loss equal to the amount of such difference is recognized immediately.

Financial Instruments and Investments.    We maintain investments in equity securities of unaffiliated companies. We continually review our investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” We consider, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount is recognized in the Consolidated Statements of Income as part of “Other, net.” Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover an investment’s carrying value, thereby possibly requiring a charge in a future period.

Reserves for Doubtful Accounts.    Management estimates the amount of required reserves for the potential non-collectibility of accounts and notes receivable based upon past experience of collection and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

Contingent Matters.    A significant amount of management estimate is required in determining when, or if, an accrual should be recorded for a contingent matter, including but not limited to legal and tax issues, and the amount of such accrual, if any. Estimates are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position.

THE DIRECTV GROUP, INC.

ACCOUNTING CHANGES

Variable Interest Entities.    In January 2003, the FASB issued FIN 46, which requires the consolidation of a variable interest entity, or VIE, where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. We applied this interpretation beginning on July 1, 2003 for entities created prior to February 1, 2003. We determined that the partially-owned LOCs providing DIRECTV programming services in Venezuela and Puerto Rico, of which we owned 19.5% and 40.0%, respectively, are VIEs. As a result, on July 1, 2003, we began consolidating the Venezuelan and Puerto Rican LOCs resulting in an increase in total assets of $55.1 million, which included $29.1 million of cash. The adoption of this interpretation resulted in us recording an after-tax charge of $64.6 million to cumulative effect of accounting changes in the Consolidated Statements of Income.

Prior to July 1, 2003, we accounted for our investments in the Venezuelan and Puerto Rican LOCs under the equity method of accounting and, through June 30, 2003, reflected approximately 75.0% of their net income or loss in “Other, net” in the Consolidated Statements of Income due to the accumulation of net losses in excess of other investors’ investments.

Stock-Based Compensation.    We issue common stock options to our employees with exercise prices equal to the fair value of the underlying security at the date of grant. We also grant restricted stock units to our employees. Beginning on January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period. We elected to follow the prospective method of adoption, which results in the recognition of fair value based compensation cost in the Consolidated Statements of Income for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. Stock options and other stock-based awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note 2 to the Consolidated Financial Statements in Item 8 for additional information.

Goodwill and Other Intangible Assets.    We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 required that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written-down, as needed, based upon an impairment analysis that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss.

We completed the two part impairment test in the fourth quarter of 2002 which indicated that the carrying value of reporting unit goodwill exceeded the fair value of that goodwill and that all of the goodwill recorded at DLA and DIRECTV Broadband, $631.8 million and $107.9 million, respectively, was impaired. In the fourth quarter of 2002, we also recorded a $16.0 million charge representing our share of the goodwill impairment of an equity method investee. As a result, we recorded a charge to “Cumulative effect of accounting changes, net of taxes,” of $681.3 million ($755.7 million pre-tax) as of January 1, 2002 in the Consolidated Statements of Income.

Derivative Financial Instruments.    We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 requires us to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, we recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statements of Income and an after-tax unrealized gain of $0.4 million in “Accumulated Other Comprehensive Income (Loss).”

THE DIRECTV GROUP, INC.

SECURITY RATINGS

Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due. Ratings in the Ba/BB range generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions for Moody’s Investor Services, or Moody’s, and Standard & Poor’s Ratings Services, or S&P, respectively. Ratings in the B range generally indicate that the obligor currently has financial capacity to meet its financial commitments but there is limited assurance over any long period of time that interest and principal payments will be made or that other terms will be maintained. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

The Company

On February 28, 2003, Moody’s withdrew our Ba3 senior secured credit rating after our senior secured credit agreement was repaid and terminated on that date. At that time, Moody’s affirmed our Ba3 senior implied rating. The rating outlook remained stable for us.

On April 9, 2003, S&P affirmed our long-term corporate credit rating of B+. At the same time, S&P revised our CreditWatch implications from developing to positive. The rating action stemmed from the announcement of the News Corporation transactions.

On November 25, 2003, S&P raised our rating. Our long-term corporate credit rating was raised from B+ to BB and remains on CreditWatch with positive implications. The increase in ratings was based on our improving operating and financial performance, while the positive CreditWatch reflects the potential ratings upgrade following the completion of the News Corporation transactions. The above ratings and outlook were affirmed on December 22, 2003 when the News Corporation transactions were completed. The positive CreditWatch remains, pending an assessment of our business plan.

DIRECTV U.S.

On April 9, 2003, Moody’s affirmed its stable outlook and Ba3 senior implied rating of DIRECTV U.S. The ratings action followed the announcement of the News Corporation transactions. The affirmation is based upon Moody’s expectation that the transactions would not have a material impact on the credit metrics. On February 19, 2003, Moody’s assigned to DIRECTV U.S. a Ba2 senior secured rating with respect to its senior secured credit facilities and a B1 senior unsecured rating on the $1.4 billion senior unsecured notes. Moody’s has also assigned a B2 issuer rating to DIRECTV U.S. Moody’s assigned a stable outlook to DIRECTV U.S.’ ratings. The rating outlook presumed diminishing capital and investment requirements, combined with operating profit improvement to generate eventual free cash flow, and therefore the ratings were considered to be moderately prospective.

On February 12, 2003, S&P assigned a BB- rating on the senior secured credit facilities and a B rating on the $1.4 billion of senior unsecured notes. The ratings were placed on CreditWatch with positive implications, based on S&P’s assessment of the likelihood that the Company or DIRECTV U.S. could be acquired by an entity with higher credit quality than the Company.

On November 25, 2003, S&P raised its ratings on DIRECTV U.S. The senior secured credit facilities rating was raised to BB from BB- and the $1.4 billion senior unsecured notes to BB- from B. Both ratings remain on Credit Watch with positive implications. The increase in ratings were based on improving operating and financial performance. The above ratings and outlook were affirmed on December 22, 2003 when the News Corporation transactions were completed. The positive CreditWatch remains, pending an assessment of DIRECTV U.S.’ business plan.

THE DIRECTV GROUP, INC.

PanAmSat

On April 9, 2003, Moody’s affirmed its stable outlook and Ba2 senior implied rating of PanAmSat. The ratings action followed the announcement of the News Corporation transactions.

On April 25, 2003, S&P affirmed its credit ratings for PanAmSat of B+ for long-term corporate credit rating, BB- for senior secured debt, and B- for senior unsecured notes. At the same time, S&P revised its Credit Watch implications on PanAmSat from developing to positive. The rating action stemmed from the announcement of the News Corporation transactions.

On November 25, 2003, S&P raised its ratings on PanAmSat. The corporate credit rating was raised from B+ to BB, the senior secured rating was raised from BB- to BB and the senior unsecured notes rating was raised from B- to B+. All ratings remain on CreditWatch with positive implications. The increase in ratings were based on improving operating and financial performance. The above ratings and outlook were affirmed on December 22, 2003 when the News Corporation transactions were completed. The positive CreditWatch remains, pending an assessment of PanAmSat’s business plan.

* * *

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should not be considered projections by us of future events or losses.

General

Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of our equity investments. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives, and do not enter into derivative contracts for speculative purposes.

Foreign Currency Risk

We generally conduct our business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. By policy, we maintain coverage between minimum and maximum percentages of our anticipated foreign exchange exposures. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair values of foreign exchange contracts and foreign currency denominated assets and liabilities would be a charge of $12.7 million, net of taxes, at December 31, 2003.

THE DIRECTV GROUP, INC.

Investments

We maintain investments in publicly-traded common stock of unaffiliated companies and are therefore subject to equity price risk. These investments are classified as available-for-sale and, consequently, are reflected in our Consolidated Balance Sheets at fair value with unrealized gains or losses, net of taxes, recorded as part of OCI, a separate component of stockholders’ equity. Declines in market value that are judged to be other-than-temporary are charged to “Other, net” in the Consolidated Statements of Income. The fair value of the investments in such common stock was $486.9 million at December 31, 2003 based on closing market prices. A 10% decline in the market price of these investments would cause the fair value of the investments in common stock to decrease by $48.7 million at December 31, 2003. No actions have been taken by us to hedge this market risk exposure.

Interest Rate Risk

We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $4.4 billion at December 31, 2003 which consisted of PanAmSat’s fixed rate borrowings of $1,350 million and variable rate borrowings of $350 million, DIRECTV’s fixed rate borrowings of $1,400 million and variable rate borrowings of $1,225 million, and various other floating and fixed rate borrowings. As of December 31, 2003, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $16 million.

Credit Risk

We are exposed to credit risk in the event of non-performance by the counterparties to our derivative financial instrument contracts. While we believe this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

***

THE DIRECTV GROUP, INC.

RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of The DIRECTV Group, Inc. (the “Company”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations were prepared by management, who is responsible for their integrity and objectivity. Where applicable, this financial information has been prepared in conformity with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and accounting principles generally accepted in the United States of America. The preparation of this financial information requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies that may involve a higher degree of estimation, judgment and complexity are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management is responsible for maintaining internal controls designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that established policies and procedures are carefully followed. Management is further responsible for maintaining disclosure controls and procedures (as defined in the Exchange Act) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. An important feature in the Company’s system of internal controls and disclosure controls and procedures is that both are periodically reviewed for effectiveness and are augmented by written policies and guidelines.

The unqualified certifications of the Company’s Chief Executive Officer and Chief Financial Officer related to the consolidated financial statements, other financial information, internal controls and disclosure controls are included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of the Company and issues its report thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management. The Independent Auditors’ Report appears on page 61.

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

/S/ CHASE CAREY	/S/ BRUCE B. CHURCHILL
Chase Carey Director, President and Chief Executive Officer	Bruce B. Churchill Executive Vice President and Chief Financial Officer

THE DIRECTV GROUP, INC.

AUDIT COMMITTEE’S REPORT

The Audit Committee of The DIRECTV Group, Inc. Board of Directors (the “Committee”) is composed of three independent directors and operates under a written charter adopted by the Board of Directors. The members of the Committee are J. M. Cornelius (Chair), P. A. Lund and R. F. Boyd, Jr. The Committee recommends to the Board of Directors the selection of the Company’s independent auditors.

Management is responsible for internal control, disclosure controls and procedures and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to issue a report thereon. The Committee’s responsibility is to monitor and oversee these processes.

In this context, the Committee has met and held discussions with management and the independent auditors. Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Committee has reviewed and discussed the audited consolidated financial statements with management and the independent auditors. The Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No.61 (Communication with Audit Committees).

The Company’s independent auditors also provided to the Committee the written disclosures required by Independence Standards Board Standard No.1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent auditors that firm’s independence.

Based upon the Committee’s discussions with management and the independent auditors and the Committee’s review of the representation of management and the report of the independent auditors to the Committee, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

/s/    J. M. CORNELIUS, Chair

/s/    P. A. LUND

/s/    R. F. BOYD, JR

THE DIRECTV GROUP, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of The DIRECTV Group, Inc.:

We have audited the accompanying Consolidated Balance Sheets of The DIRECTV Group, Inc. as of December 31, 2003 and 2002, and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in Item 15. These financial statements and the financial statement schedules are the responsibility of The DIRECTV Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The DIRECTV Group, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2002, The DIRECTV Group, Inc. changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and effective July 1, 2003, The DIRECTV Group, Inc. adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities–an interpretation of ARB No. 51.”

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los Angeles, California

March 9, 2004

THE DIRECTV GROUP, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions, Except Per Share Amounts)
Revenues
Direct broadcast, leasing and other services	$9,240.4	$7,958.6	$7,177.5
Product sales	880.8	903.9	1,059.7

Total Revenues	10,121.2	8,862.5	8,237.2

Operating Costs and Expenses, Exclusive of Depreciation and Amortization Expenses Shown Separately Below
Broadcast programming and other costs	4,836.6	4,087.9	3,270.0
Cost of products sold	790.3	818.6	900.2
Selling, general and administrative expenses	3,265.7	3,088.1	3,570.9
Depreciation and amortization	1,082.8	1,020.2	1,110.6

Total Operating Costs and Expenses	9,975.4	9,014.8	8,851.7

Operating Profit (Loss)	145.8	(152.3)	(614.5)
Interest income	42.7	24.5	56.5
Interest expense	(312.5)	(334.5)	(195.3)
Reorganization expense	(212.3)	—	—
Other, net	—	425.5	(92.7)

Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	(336.3)	(36.8)	(846.0)
Income tax benefit	71.9	27.6	275.9
Minority interests in net (earnings) losses of subsidiaries	(28.1)	(21.6)	49.9

Loss from continuing operations before cumulative effect of accounting changes	(292.5)	(30.8)	(520.2)
Loss from discontinued operations, net of taxes	(4.7)	(181.7)	(94.0)

Loss before cumulative effect of accounting changes	(297.2)	(212.5)	(614.2)
Cumulative effect of accounting changes, net of taxes	(64.6)	(681.3)	(7.4)

Net Loss	(361.8)	(893.8)	(621.6)
Preferred stock dividends	—	(46.9)	(96.4)

Net Loss Attributable to Common Stockholders	$(361.8)	$(940.7)	$(718.0)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations before cumulative effect of accounting changes	$(0.21)	$(0.06)	$(0.47)
Loss from discontinued operations, net of taxes	—	(0.13)	(0.07)
Cumulative effect of accounting changes, net of taxes	(0.05)	(0.51)	(0.01)

Loss Per Common Share	$(0.26)	$(0.70)	$(0.55)

Weighted average number of common shares outstanding (in millions)	1,382.5	1,343.1	1,300.0

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in Millions, Except Share Data)
ASSETS
Current Assets
Cash and cash equivalents	$2,263.3	$1,128.6
Accounts and notes receivable, net of allowances of $121.9 and $102.4	1,205.7	1,133.9
Contracts in process	99.8	165.9
Inventories, net	271.1	230.3
Prepaid expenses and other	1,095.0	997.7

Total Current Assets	4,934.9	3,656.4
Satellites, net	4,594.7	4,922.6
Property, net	2,016.8	2,017.4
Goodwill, net	5,783.6	5,775.2
Intangible Assets, net	571.7	644.7
Net Investment in Sales-type Leases	116.7	161.9
Investments and Other Assets	935.8	706.9

Total Assets	$18,954.2	$17,885.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,401.4	$1,039.0
Deferred revenues	170.3	166.4
Short-term borrowings and current portion of long-term debt	229.7	727.8
Accrued liabilities and other	1,059.0	1,269.9

Total Current Liabilities	2,860.4	3,203.1
Long-Term Debt	4,131.3	2,390.0
Other Liabilities and Deferred Credits	1,091.9	1,178.4
Deferred Income Taxes	647.1	581.2
Commitments and Contingencies
Minority Interests	592.4	555.3
Stockholders’ Equity
Convertible preferred stock	—	914.1
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized, 1,383,649,451 shares issued and outstanding at December 31, 2003; $0.01 par value, 1,000 shares authorized, 200 shares issued and outstanding at December 31, 2002	10,817.5	10,151.8
Retained earnings (deficit)	(1,388.9)	(1,027.1)

Subtotal Stockholders’ Equity	9,428.6	10,038.8
Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	(48.8)	(32.3)
Accumulated unrealized gains (losses) on securities and derivatives	271.4	(3.3)
Accumulated foreign currency translation adjustments	(20.1)	(26.1)

Total Accumulated Other Comprehensive Income (Loss)	202.5	(61.7)

Total Stockholders’ Equity	9,631.1	9,977.1

Total Liabilities and Stockholders’ Equity	$18,954.2	$17,885.1

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock and Additional Paid-In Capital	Preferred Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	(Dollars in Millions, Except Share Data)
Balance at January 1, 2001	200	$9,973.8	$1,495.7	$631.6	$225.0	$12,326.1
Net Loss				(621.6)		(621.6)	$(621.6)
Preferred stock			2.7	(2.7)
Preferred stock dividends				(93.7)		(93.7)
Stock options exercised		22.3				22.3
Adjustment related to Raytheon purchase price settlement		(574.2)				(574.2)
Subsidiary common stock issued in connection with acquisition and other		139.3				139.3
Minimum pension liability adjustment					(1.2)	(1.2)	(1.2)
Foreign currency translation adjustments					(60.7)	(60.7)	(60.7)
Cumulative effect of accounting change					0.4	0.4	0.4
Unrealized gains (losses) on securities and derivatives:
Unrealized holding losses					(121.4)	(121.4)	(121.4)
Less: reclassification adjustment for net losses recognized during the period					56.6	56.6	56.6

Comprehensive loss							$(747.9)

Balance at December 31, 2001	200	9,561.2	1,498.4	(86.4)	98.7	11,071.9
Net Loss				(893.8)		(893.8)	$(893.8)
Preferred stock			1.6	(1.6)
Preferred stock dividends				(45.3)		(45.3)
Stock options exercised		7.7				7.7
Cancellation of Series A Preferred Stock		1,500.0	(1,500.0)
Issuance of Series B Convertible Preferred Stock		(914.1)	914.1
Other		(3.0)				(3.0)
Minimum pension liability adjustment					(15.0)	(15.0)	(15.0)
Foreign currency translation adjustments:
Unrealized gains					1.6	1.6	1.6
Less: reclassification adjustment for net losses recognized during the period					48.9	48.9	48.9
Unrealized losses on securities and derivatives:
Unrealized holding losses					(96.8)	(96.8)	(96.8)
Less: reclassification adjustment for net gains recognized during the period					(99.1)	(99.1)	(99.1)

Comprehensive loss							$(1,054.2)

Balance at December 31, 2002	200	10,151.8	914.1	(1,027.1)	(61.7)	9,977.1
Net Loss				(361.8)		(361.8)	$(361.8)
Conversion of Series B Convertible Preferred Stock into Class B common stock and common stock split	1,481,891,553	914.1	(914.1)
Adjustment to GM stock holdings in connection with the News Corporation transactions	(98,301,304)
Special cash dividend paid to General Motors		(275.0)				(275.0)
Tax benefit to General Motors		(25.1)				(25.1)
Stock options exercised	59,002	17.7				17.7
Other		34.0				34.0
Minimum pension liability adjustment					(16.5)	(16.5)	(16.5)
Foreign currency translation adjustments					6.0	6.0	6.0
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains					275.3	275.3	275.3
Less: reclassification adjustment for net gains recognized during the period					(0.6)	(0.6)	(0.6)

Comprehensive loss							$(97.6)

Balance at December 31, 2003	1,383,649,451	$10,817.5	—	$(1,388.9)	$202.5	$9,631.1

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions)
Cash Flows from Operating Activities
Loss from continuing operations before cumulative effect of accounting changes	$(292.5)	$(30.8)	$(520.2)
Adjustments to reconcile loss from continuing operations before cumulative effect of accounting changes to net cash provided by operating activities
Depreciation and amortization	1,082.8	1,020.2	1,110.6
Equity losses from unconsolidated affiliates	81.5	70.1	61.3
Net gain from sale of investments	(7.5)	(84.1)	(130.6)
Net unrealized (gain) loss on investments	(79.4)	180.6	239.0
Net gain on exit of DIRECTV Japan business	—	(41.1)	(32.0)
Loss on disposal of assets	11.4	53.8	14.0
Net gain from insurance claim	—	(40.1)	—
Deferred income taxes and other	10.8	212.6	110.3
Change in other operating assets and liabilities
Accounts and notes receivable	(140.5)	(64.3)	46.6
Inventories	(39.6)	113.9	(8.5)
Prepaid expenses and other	(2.0)	227.0	(17.1)
Accounts payable	342.3	(179.8)	(311.0)
Accrued liabilities	205.3	71.6	(92.5)
Other	102.8	(282.6)	(137.9)

Net Cash Provided by Operating Activities	1,275.4	1,227.0	332.0

Cash Flows from Investing Activities
Investment in companies, net of cash acquired	(23.6)	(27.0)	(287.8)
Net sale (purchase) of short-term investments	17.4	(99.8)	—
Expenditures for property	(443.9)	(512.3)	(758.7)
Expenditures for satellites	(413.9)	(731.7)	(944.1)
Proceeds from sale of investments	29.8	322.4	204.9
Proceeds from insurance claims	102.6	215.0	132.4
Proceeds from satellite manufacturer	69.5	—	—
Other, net	33.0	0.3	(47.2)

Net Cash Used in Investing Activities	(629.1)	(833.1)	(1,700.5)

Cash Flows from Financing Activities
Net (decrease) increase in notes and loans payable	(515.3)	(1,147.3)	1,187.4
Long-term debt borrowings	2,627.3	1,801.1	1,642.6
Repayment of long-term debt	(868.8)	(183.3)	(1,515.2)
Debt issuance costs	(70.3)	(85.4)	—
Stock options exercised	20.0	7.4	21.8
Special cash dividend paid to General Motors	(275.0)	—	—
Preferred stock dividends paid to General Motors	—	(68.7)	(93.7)
Payment of Raytheon settlement	—	(134.2)	(500.0)

Net Cash Provided by Financing Activities	917.9	189.6	742.9

Net cash provided by (used in) continuing operations	1,564.2	583.5	(625.6)
Net cash used in discontinued operations	(429.5)	(155.0)	(182.4)

Net increase (decrease) in cash and cash equivalents	1,134.7	428.5	(808.0)
Cash and cash equivalents at beginning of the year	1,128.6	700.1	1,508.1

Cash and cash equivalents at end of the year	$2,263.3	$1,128.6	$700.1

Supplemental Cash Flow Information
Cash paid for interest	$340.1	$279.5	$160.0
Cash received for income taxes	27.2	354.5	310.7

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

The DIRECTV Group, Inc. (the “Company”) is a world-leading provider of digital television entertainment, broadband satellite networks and services, and global video and data broadcasting. The Company provides advanced communication services on a global basis and has developed a wide range of entertainment, information and communication services for home and business use, including video, data, voice, multimedia and Internet services.

On March 16, 2004, the Company changed its corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. Effective on March 17, 2004, the Company’s ticker symbol on the New York Stock Exchange was changed to “DTV.” The name change has no impact on the Company’s common stock or the rights of stockholders. The name of the Company was changed to better reflect the Company’s commitment to building its business around the DIRECTV businesses.

The Company’s principal operations are carried out through four businesses organized in three segments:

Direct-To-Home Broadcast Segment

The Direct-To-Home Broadcast segment consists of the DIRECTV digital multi-channel entertainment businesses located in the United States and Latin America.

•	DIRECTV Holdings LLC (“DIRECTV U.S.”) launched its direct-to-home service in 1994. DIRECTV U.S. is the largest provider of direct broadcast satellite television services and the second largest multi-channel video program provider in the U.S., in each case based on the number of subscribers.

•

DIRECTV Latin America (“DLA”) is a provider of digital direct-to-home satellite television entertainment in Latin America, which includes South America, Central America, Mexico and the Caribbean. When the Company refers to DLA, it is referring to a group of companies that combine to provide the DIRECTV service throughout Latin America. The most significant companies include DIRECTV Latin America, LLC (“DLA LLC”), which was 74.7% owned by the Company as of December 31, 2003, as well as the local operating companies (“LOCs”) selling the DIRECTV service in Latin America. As of December 31, 2003, DLA LLC owned, directly or indirectly and along with certain affiliates, sixteen subsidiaries, including the LOCs in Brazil, Mexico, Venezuela, Argentina and Puerto Rico. The DIRECTV service is provided to DLA’s customers via the Galaxy 3C satellite that was placed into service in September 2002. DLA LLC leases the satellite transponder

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

capacity on Galaxy 3C from PanAmSat Corporation (“PanAmSat”). On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to address its financial and operational challenges. In February 2004, DLA LLC announced the confirmation of its Plan of Reorganization (the “Reorganization Plan”) by the Bankruptcy Court and its emergence from Chapter 11. See Note 16 for further information.

The Company records 100% of the net losses incurred by DLA LLC and certain other consolidated LOCs due to the accumulation of net losses in excess of the minority investors’ investments and the Company’s continued funding of those businesses.

Satellite Services Segment

PanAmSat, a publicly-held company of which the Company owns approximately 80.5%, constitutes the Satellite Services segment. Currently, PanAmSat owns and operates 25 satellites that are capable of transmitting signals to geographic areas covering over 98% of the world’s population. PanAmSat provides satellite capacity for the transmission of cable and broadcast television programming from the content source to the cable operator or to the consumer’s home. PanAmSat’s satellites serving the U.S. are able to reach cable operators representing nearly all cable subscribers. PanAmSat’s global fleet also serves as the transmission platform for eight direct-to-home (sometimes referred to as DTH) services worldwide, including DLA. In addition, PanAmSat provides satellite services to telecommunications carriers, government agencies, corporations and Internet service providers for the provision of satellite-based communication networks, including private business networks employing very small aperture terminals.

Network Systems Segment

Hughes Network Systems, Inc. (“HNS”), a wholly-owned subsidiary of the Company, constitutes the Network Systems segment. HNS is a leader in the global market for VSAT private business networks. HNS operates a satellite-based consumer broadband Internet access service marketed under the DIRECWAY® brand. In addition, HNS is one of the two largest manufacturers of DIRECTV® set-top receivers. HNS is also developing SPACEWAY®, a more advanced satellite broadband communications platform that is expected to provide customers with high-speed, two-way data communications on a more cost-efficient basis than systems that are currently available. The first SPACEWAY satellite is expected to be launched in 2004 and service is expected to be introduced in 2005.

News Corporation Transactions

On December 22, 2003, General Motors Corporation (“GM”), the Company and The News Corporation Limited (“News Corporation”) completed a series of transactions that resulted in the split-off of the Company from GM and the simultaneous sale of GM’s 19.8% interest in the Company to News Corporation. GM received approximately $3.1 billion in cash and 28.6 million News Corporation Preferred American Depository Shares (“ADSs”) in these transactions. GM split-off the Company by distributing the Company’s common stock to the holders of the GM Class H common stock in exchange for their GM Class H common shares on a one-for-one basis. Immediately after the split-off, News Corporation acquired an additional 14.2% of outstanding common stock of the Company from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of the outstanding common stock of the Company. GM Class H common stockholders

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

received about 0.8232 shares of the Company’s common stock and about 0.09207 News Corporation Preferred ADSs for each share of GM Class H common stock held immediately prior to the closing of the transactions. In addition, the Company paid to GM a special cash dividend of $275 million in connection with the transactions. Upon completing these transactions, News Corporation transferred its 34% interest in the Company to its 82% owned subsidiary, Fox Entertainment Group, Inc. As a result of these transactions, the Company is now publicly traded.

For the Company, the transactions represented an exchange of equity interests by investors. As such, the Company continues to account for its assets and liabilities at historical cost and did not apply purchase accounting. The Company recorded the $275 million special cash dividend payment to GM as a reduction to additional paid-in capital. The Company also recorded a $25.1 million decrease to additional paid-in capital representing the difference between the Company’s consolidated tax receivable from GM as determined on a separate return basis and the receivable determined pursuant to the amended income tax allocation agreement between GM and the Company. See Note 9 for additional discussion regarding the amended income tax allocation agreement.

Upon completion of the transactions, the Company expensed related costs of about $132 million that primarily included investment advisor fees of about $49 million, retention benefits of about $65 million and severance benefits of about $15 million. In addition, certain employees of the Company are expected to earn about $36 million in additional retention benefits during the 12 month period subsequent to the completion of the transactions.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements are presented on a consolidated basis and include the accounts of the Company and its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company after elimination of intercompany accounts and transactions. The Company allocates earnings and losses to minority interests only to the extent of a minority investor’s investment in a subsidiary.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Reclassifications

The Company announced, in December of 2002, that DIRECTV Broadband, Inc. (“DIRECTV Broadband”) would close its high-speed Internet service business. In the first quarter of 2003, DIRECTV Broadband completed the transition of its existing customers to alternative service providers and shut down its high-speed Internet service business. The results of operations and cash flows of DIRECTV Broadband have been presented herein as discontinued operations in the Consolidated Statements of Income and the Consolidated Statements of Cash Flows as a result of the shut down. See further discussion in Note 17.

Beginning in 2003, the Company no longer allocates general corporate expenses to its subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Revenue Recognition

Sales are generally recognized as products are shipped or services are rendered. Direct-To-Home subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers. Subscriber fees for multiple set-top receivers, DIRECTV-The Guide, warranty services and equipment rental are recognized as revenue, monthly as earned. Advertising revenue is recognized when the related services are performed. Programming payments received from subscribers in advance of the broadcast are recorded as deferred revenues until earned.

Pursuant to an outright sale contract, all rights and title to a satellite transponder are purchased. In connection with an outright sale, the Company recognizes the sale amount as revenue and the cost basis of the satellite transponder is charged to “Broadcast programming and other costs” in the Consolidated Statements of Income.

Satellite transponder lease contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) are accounted for as sales-type leases, with revenues recognized at inception of the lease equal to the net present value of the future minimum lease payments. Upon inception of a sales-type lease, the cost basis of the satellite transponder is charged to “Broadcast programming and other costs” in the Consolidated Statements of Income. The portion of each periodic lease payment deemed to be attributable to interest income is recognized in each respective period.

Sales-type lease agreements and contracts for the sale of satellite transponders typically include a telemetry, tracking and control (“TT&C”) service agreement with the customer, which require the customer to pay monthly service fees and are recognized and billable as the services are performed. For a significant portion of the customer lease agreements, TT&C services are performed for the customer and the fees for such services are included in the customer’s monthly lease payment.

Satellite transponder and other lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are generally recognized on a straight-line basis over the respective lease term. Differences between operating lease payments received and revenues recognized are deferred and included in “Accounts and notes receivable” and “Investments and Other Assets” in the Consolidated Balance Sheets.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Broadcast Programming and Other Costs

The cost of television programming broadcast rights is recognized when the related programming is distributed. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. However, for live sporting events with multi-year contracts and minimum guarantee payments, the Company charges the costs of these events to expense based on the ratio of each period’s revenues to the estimated total contract revenues to be earned over the contract period. Estimated total contract revenues are evaluated by management at least annually. If the minimum guarantee on an individual contract exceeds the estimated total contract revenues, a loss equal to the amount of such difference is recognized immediately. Programming costs are included in “Broadcast programming and other costs” in the Consolidated Statements of Income.

Advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal are deferred and recognized as a reduction of programming costs on a straight-line basis over the related contract term. Equity instruments are recorded at fair value based on quoted market prices or values determined by management based in part on independent third-party valuations. Also recorded as a reduction of programming costs is the amortization of a provision for above-market programming contracts that was recorded in connection with the United States Satellite Broadcasting Company, Inc. (“USSB”) transaction in May 1999. The provision was based upon an independent third-party appraisal and recorded at its net present value, with interest expense recognized over the remaining term of the contract. The current and long-term portions of these deferred credits are recorded in the Consolidated Balance Sheets in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” and are being amortized using the interest method over the related contract terms.

Subscriber Acquisition Costs

Subscriber acquisition costs in the Consolidated Statements of Income consist of costs incurred to acquire new subscribers through third parties and the direct customer acquisition program. The deferred portion of the costs are included in “Prepaid expenses and other” in the Consolidated Balance Sheets.

Subscriber acquisition costs primarily consist of amounts paid for third-party customer acquisitions, which consist of the cost of commissions paid to authorized retailers and dealers for subscribers added through their respective distribution channels which are included in the Consolidated Statements of Income in “Selling, general and administrative expenses,” and the cost of hardware and installation subsidies for subscribers added through the direct customer acquisition program which are included in the Consolidated Statements of Income in “Broadcast programming and other costs.” Additional components of subscriber acquisition costs include subsidies paid to manufacturers of set-top receivers, if any, and the cost of print, radio and television advertising. The cost of advertising and manufacturer subsidies is expensed as incurred.

Substantially all commissions paid to retailers and dealers for third-party customer acquisitions, although paid in advance, are earned by the retailer or dealer over 12 months from the date of subscriber activation and may be recouped by the Company on a pro-rata basis should the subscriber cancel the service during the 12 month service period. Accordingly, prepaid commissions are deferred and amortized to expense over the 12 month service period. The amount deferred is limited to the estimated average gross margin (equal to an average subscriber’s revenue to be earned over 12 months, less the related cost of programming) to be derived from the subscriber over the 12 month period. As of December 31, 2003 and 2002, included in “Prepaid expenses and other” in the Consolidated Balance Sheets are $334.3 million and $371.6 million, respectively, related to commissions to retailers and dealers. The excess commissions over the estimated gross margin and non-refundable commissions are expensed immediately.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The cost of installation and hardware under the direct customer acquisition program is deferred when a customer commits to 12 months of service. The amount deferred is amortized to expense over the commitment period and limited to the estimated gross margin (equal to the contractual revenues to be earned from the subscriber over 12 months, less the related cost of programming) expected to be earned over the contract term, less a reserve for estimated unrecoverable amounts. The cost of installation and hardware in excess of the estimated gross margin and where no customer commitment is obtained is expensed immediately.

The Company actively monitors the recoverability of prepaid commissions and deferred installation and hardware costs. To the extent the Company charges back a retailer or dealer for a prepaid commission, the Company offsets the amount due against amounts payable to the retailers/dealers, and therefore, recoverability of prepaid commissions, net of existing reserves, is reasonably assured. Generally, new subscribers secure their accounts by providing a credit card or other identifying information and agree that a pro-rated early termination fee of $150 will be assessed if the subscriber cancels service prior to the end of the commitment period. As a result, the ability to charge the subscriber an early termination fee, together with existing reserves, reasonably assures the recoverability of deferred installation and hardware costs.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

Contracts in Process

Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Engineering, tooling, manufacturing, and applicable overhead costs, including administrative, research and development and selling expenses, are charged to costs and expenses when incurred. Advances offset against contract related receivables amounted to $30.5 million and $38.2 million at December 31, 2003 and 2002, respectively.

Inventories

Inventories are stated at the lower of cost or market principally using the average cost method.

The following table sets forth the amounts recorded for inventories, net, at December 31:

	2003	2002
	(Dollars in Millions)
Productive material and supplies	$64.2	$34.7
Work in process	81.8	70.0
Finished goods	158.4	160.1

Total	304.4	264.8
Less provision for excess or obsolete inventory	33.3	34.5

Inventories, net	$271.1	$230.3

Property, Satellites and Depreciation

Property and satellites are carried at cost. Satellite costs include construction costs, launch costs, launch insurance, incentive obligations, direct development costs and capitalized interest. Capitalized satellite costs

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

represent satellites under construction and the costs of successful satellite launches. The proportionate cost of a satellite, net of accumulated depreciation and insurance proceeds, is written-off in the period a full or partial loss of the satellite occurs. Capitalized customer leased set-top receiver costs include the cost of hardware and installation. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

Goodwill and Intangible Assets

As discussed below, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, the Company ceased amortization of goodwill and intangible assets with indefinite lives. Intangible assets with indefinite lives consist of Federal Communications Commission (“FCC”) licenses for direct-to-home broadcasting frequencies (“Orbital Slots”). Goodwill and Orbital Slots are subject to write-down, as needed, based upon an impairment analysis that occurs at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. Prior to January 1, 2002, goodwill, which represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and Orbital Slots were amortized using the straight-line method over periods not exceeding 40 years. Other intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 1 to 12 years.

Step one of the annual two-part goodwill impairment test requires a comparison of the fair value of each reporting unit with its respective carrying amount, including goodwill. If the reporting unit carrying value exceeds the fair value, step two of the impairment test is performed to measure the amount of the impairment loss, if any. Step two requires the comparison of the implied value of the reporting unit goodwill with the carrying amount of that goodwill. The implied value of goodwill is equal to the excess of the fair value of the reporting unit determined in step one over the fair value of its net tangible and intangible assets. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. For Orbital Slots, the annual impairment test is completed by comparing the fair value of Orbital Slots to their carrying values. If the carrying amount of the Orbital Slots exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

The Company performs its annual impairment test for goodwill and Orbital Slots during the fourth quarter of each year, primarily using the present value of expected future cash flows. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. If an impairment loss results from the annual impairment test, the loss will be recorded as a pre-tax charge to operating income.

Software Development Costs

Other assets include certain software development costs capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs at December 31, 2003 and 2002, net of accumulated amortization of $134.9 million and $208.0 million, respectively, totaled $88.1 million and $88.0 million, respectively. The software is amortized using the greater of the units of revenue method or the straight-line method over its estimated useful life, not in excess of five years. Software program reviews are conducted at least annually to ensure that capitalized software development costs are properly treated and costs associated with programs that are not generating revenues are expensed.

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of a long-lived asset is considered impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

In addition, as a result of satellite anomalies or other changes in circumstances, the Company may determine that the useful life of its satellites or property has been reduced. In this case, depreciation expense could increase over the remaining shortened useful life of the related asset.

Foreign Currency

Some of the Company’s foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of stockholders’ equity. Translation adjustments for foreign currency denominated equity investments are also recorded as part of OCI.

The Company also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently in the Consolidated Statements of Income.

Investments and Financial Instruments

The Company maintains investments in equity securities of unaffiliated companies. Non-marketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of OCI. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” The Company considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount is recognized in the Consolidated Statements of Income as part of “Other, net” and recorded as a reclassification adjustment from OCI.

Investments in which the Company owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in the Company recognizing investee earnings or losses in excess of its ownership percentage.

The carrying value of cash and cash equivalents, accounts and notes receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument or debt approximated fair value at December 31, 2003 and December 31, 2002.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company carries all derivative financial instruments in the Consolidated Balance Sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. The ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value are immediately recognized in the Consolidated Statements of Income in “Other, net.” The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective.

The net deferred loss from effective cash flow hedges, net of taxes, in OCI of $2.5 million at December 31, 2003 is expected to be recognized in earnings over the next two years.

Debt Issuance Costs

Costs incurred to issue debt are deferred and amortized to interest expense using the straight-line method over the term of the respective obligation.

Stock-Based Compensation

The Company issues common stock options to employees with exercise prices equal to the fair value of the underlying security at the date of grant. The Company also grants restricted stock units to employees. Beginning on January 1, 2003, the Company adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period. The Company elected to follow the prospective method of adoption, which results in the recognition of fair value based compensation cost in the Consolidated Statements of Income for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. Stock options and other stock-based awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards for the years ended December 31:

	2003	2002	2001
	(Dollars in Millions Except Per Share Amounts)
Reported net loss attributable to common stockholders	$(361.8)	$(940.7)	$(718.0)
Add: Stock compensation cost, net of taxes, included in net loss attributable to common stockholders	13.0	3.2	0.6
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(108.9)	(174.9)	(232.4)

Pro forma net loss attributable to common stockholders	$(457.7)	$(1,112.4)	$(949.8)

Basic and diluted loss per common share:
As reported	$(0.26)	$(0.70)	$(0.55)
Pro forma loss per common share	(0.33)	(0.83)	(0.73)

The 2003 total stock compensation expense amount includes a charge of $15.2 million, net of tax, resulting from the acceleration of vesting for 11.5 million stock options as a result of the completion of the News Corporation transactions. All outstanding options to purchase GM Class H common stock were converted to options to acquire the Company’s common stock as a result of the completion of the News Corporation transactions on December 22, 2003. See Note 13 for further information.

The pro forma amounts for compensation cost are not necessarily indicative of the amounts that will be reported in future periods.

Advertising and Research and Development Costs

Advertising and research and development costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Consolidated Statements of Income. Advertising expenses were $201.5 million in 2003, $192.3 million in 2002 and $163.0 million in 2001. Expenditures for research and development were $57.7 million in 2003, $71.7 million in 2002 and $85.8 million in 2001.

Market Concentrations and Credit Risk

The Company provides services and extends credit to a number of wireless communications equipment customers and to a large number of consumers, both in the U.S. and Latin America. DIRECTV U.S. has significant accounts receivable from the NRTC and the NRTC’s largest affiliate, Pegasus Satellite Television, Inc. (“Pegasus”), arising from arrangements granting the NRTC and Pegasus the exclusive right to distribute certain programming in certain areas. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses.

Accounting Changes

Variable Interest Entities.    In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity (“VIE”) where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. The Company applied this interpretation beginning on July 1, 2003 for entities created prior

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

to February 1, 2003. The Company determined that the partially-owned LOCs providing DIRECTV programming services in Venezuela and Puerto Rico, of which the Company owned 19.5% and 40.0%, respectively, are VIEs. As a result, on July 1, 2003, the Company began consolidating the Venezuelan and Puerto Rican LOCs resulting in an increase in total assets of $55.1 million, which included $29.1 million of cash. The adoption of this interpretation resulted in the Company recording an after-tax charge of $64.6 million to cumulative effect of accounting changes in the Consolidated Statements of Income.

Prior to July 1, 2003, the Company accounted for its investments in the Venezuelan and Puerto Rican LOCs under the equity method of accounting and, through June 30, 2003, reflected approximately 75.0% of their net income or loss in “Other, net” in the Consolidated Statements of Income due to the accumulation of net losses in excess of other investors’ investments.

Stock-Based Compensation.    As discussed above, beginning on January 1, 2003, the Company adopted the fair value based method of accounting for stock-based employee compensation for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. Stock options and other stock-based awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Goodwill and Other Intangible Assets.    The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 required that the Company perform step one of a two-part transitional impairment test to compare the fair value of each reporting unit with its respective carrying value, including goodwill. If the carrying value exceeded the fair value, step two of the transitional impairment test was required to measure the amount of the impairment loss, if any. SFAS No. 142 also required that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations,” and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

In the first quarter of 2002, the Company completed the required transitional impairment test for Orbital Slots and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002.

In the second quarter of 2002, with the assistance of an independent valuation firm, the Company completed step one of the transitional impairment test to determine whether a potential impairment existed for goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the carrying values for DLA and DIRECTV Broadband exceeded their fair values, therefore requiring performance of step two of the impairment test.

The Company completed step two of the impairment test for DLA and DIRECTV Broadband in the fourth quarter of 2002. As a result of completing step two, the Company determined that the carrying value of reporting unit goodwill exceeded the fair value of that goodwill and that all of the goodwill recorded at DLA and DIRECTV Broadband, $631.8 million and $107.9 million, respectively, was impaired. In the fourth quarter of 2002, the Company also recorded a $16.0 million charge representing its share of the goodwill impairment of an equity method investee. As a result, the Company recorded a charge to “Cumulative effect of accounting changes, net of taxes,” of $681.3 million ($755.7 million pre-tax) as of January 1, 2002 in the Consolidated Statements of Income.

The following represents the Company’s reported net loss attributable to common stockholders and reported loss attributable common stockholders before cumulative effect of accounting changes on a comparable basis

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

excluding the after-tax effect of amortization expense associated with goodwill and Orbital Slots for the years ended December 31:

	2003	2002	2001
	(Dollars in Millions)
Reported net loss attributable to common stockholders	$(361.8)	$(940.7)	$(718.0)
Add amortization of:
Goodwill	—	—	219.9
Orbital Slots	—	—	7.2

Adjusted net loss attributable to common stockholders	$(361.8)	$(940.7)	$(490.9)

Reported loss attributable to common stockholders before cumulative effect of accounting changes	$(297.2)	$(259.4)	$(710.6)
Add amortization of:
Goodwill	—	—	219.9
Orbital Slots	—	—	7.2

Adjusted loss attributable to common stockholders before cumulative effect of accounting changes	$(297.2)	$(259.4)	$(483.5)

Basic and diluted loss per common share:
Reported basic and diluted loss per common share	$(0.26)	$(0.70)	$(0.55)
Add amortization of:
Goodwill	—	—	0.17
Orbital Slots	—	—	0.01

Adjusted basic and diluted loss per common share	$(0.26)	$(0.70)	$(0.37)

Reported basic and diluted loss per common share before cumulative effect of accounting changes	$(0.21)	$(0.19)	$(0.55)
Add amortization of:
Goodwill	—	—	0.17
Orbital Slots	—	—	0.01

Adjusted basic and diluted loss per common share before cumulative effect of accounting changes	$(0.21)	$(0.19)	$(0.37)

Other.    In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. The Company elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not have a significant impact on the Company’s consolidated results of operations or financial position.

The Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” on July 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard had no impact on the Company’s consolidated results of operations or financial position.

The Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” on July 1, 2003. SFAS No. 149 clarifies financial accounting and reporting for derivative

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard had no impact on the Company’s consolidated results of operations or financial position.

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003. SFAS No. 146 generally requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this standard did not have a significant impact on the Company’s consolidated results of operations or financial position.

The Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” on January 1, 2003. SFAS No. 145 eliminates the requirement to present gains and losses on the early extinguishment of debt as an extraordinary item, and resolves accounting inconsistencies for certain lease modifications. The adoption of this standard had no impact on the Company’s consolidated results of operations or financial position.

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS No. 144 refined existing impairment accounting guidance and extended the use of this accounting to discontinued operations. SFAS No. 144 allowed the use of discontinued operations accounting treatment for both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminated the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The operating results of discontinued businesses such as DIRECTV Broadband, which previously would not have been reported as a discontinued operation, have been reported as a discontinued operation in the Consolidated Statements of Income under this new standard in all periods presented herein.

The Company adopted SFAS No. 141, “Business Combinations” on July 1, 2001. SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibited the amortization of goodwill and intangible assets with indefinite lives acquired thereafter. The adoption of SFAS No. 141 did not have a significant impact on the Company’s consolidated results of operations or financial position.

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 requires the Company to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, the Company recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statements of Income and an after-tax unrealized gain of $0.4 million in “Accumulated Other Comprehensive Income (Loss).”

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3: Property and Satellites, Net

The following table sets forth the amounts recorded for property and satellites, net, at December 31:

	Estimated Useful Lives (years)	2003	2002
		(Dollars in Millions)
Land and improvements	10-30	$57.0	$55.1
Buildings and leasehold improvements	1-40	347.9	338.5
Machinery and equipment	3-23	2,145.4	1,968.1
Customer leased set-top receivers	4- 7	1,172.2	867.5
Furniture, fixtures and office machines	3-15	176.3	154.9
Construction in progress	—	506.0	399.3

Total		4,404.8	3,783.4
Less accumulated depreciation		2,388.0	1,766.0

Property, net		$2,016.8	$2,017.4

Satellites	12-16	$4,469.7	$4,733.4
Satellites under construction	—	1,888.9	1,686.4

Total		6,358.6	6,419.8
Less accumulated depreciation		1,763.9	1,497.2

Satellites, net		$4,594.7	$4,922.6

The Company capitalized interest costs of $133.9 million, $116.8 million and $76.3 million during 2003, 2002 and 2001, respectively, as part of the cost of its property and satellites under construction.

Note 4: Leasing Activities

Future minimum payments due from customers under sales-type leases and related service agreements, and noncancelable satellite transponder operating leases as of December 31, 2003 are as follows:

	Sales-Type Leases		Operating Leases
	Minimum Lease Payments	Service Agreement Payments
	(Dollars in Millions)
2004	$39.2	$3.1	$576.5
2005	39.2	3.1	498.0
2006	24.5	0.8	476.9
2007	21.2	0.4	392.0
2008	21.2	0.3	313.3
Thereafter	92.9	1.5	1,296.9

Total	$238.2	$9.2	$3,553.6

Included in the above table are future minimum lease payments due from customers of approximately $1.0 billion related to satellites not yet launched and future lease payments of $177.8 million, which may be terminated by the customers pursuant to certain contractual termination rights. Also included in the above table is approximately $545.7 million of minimum payments due from News Corporation and its affiliates.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The components of the net investment in sales-type leases are as follows:

	2003	2002
	(Dollars in Millions)
Total minimum lease payments	$238.2	$277.6
Less unearned interest income and allowance for doubtful accounts	98.5	92.8

Total net investment in sales-type leases	139.7	184.8
Less current portion	23.0	22.9

Total long-term net investment in sales-type leases	$116.7	$161.9

Note 5: Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2003 and 2002 were as follows:

	Direct-To- Home Broadcast	Satellite Services	Network Systems	Total
	(Dollars in Millions)
Balance as of January 1, 2002	$3,734.0	$2,743.7	$18.9	$6,496.6
Impairment loss	(739.7)	—	(16.0)	(755.7)
Additions and other	34.8	—	(0.5)	34.3

Balance as of December 31, 2002	3,029.1	2,743.7	2.4	5,775.2
Additions and other	2.6	4.9	0.9	8.4

Balance as of December 31, 2003	$3,031.7	$2,748.6	$3.3	$5,783.6

At December 31, 2003 and 2002, the Company had Orbital Slots of $432.4 million at the Direct-To-Home Broadcast segment.

With the assistance of an independent valuation firm, the Company performed its annual impairment tests for goodwill and Orbital Slots in the fourth quarter of 2003 and 2002. The independent valuations resulted in fair values for each reporting unit and the Orbital Slots that exceeded the Company’s carrying values. As a result, no impairment loss was recorded in 2003 or 2002. See “Accounting Changes” in Note 2 regarding the transitional impairment loss recorded in 2002 as a result of the adoption of SFAS No. 142.

The following table sets forth the amounts recorded for intangible assets at December 31:

	Estimated Useful Lives (years)	2003			2002
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
Subscriber Base and Customer List	1-3	223.8	198.7	25.1	220.0	133.3	86.7
Dealer Networks	12	130.0	34.6	95.4	130.0	25.4	104.6
Intangible Pension Asset	—	18.8	—	18.8	21.0	—	21.0

Total Intangible Assets		$835.6	$263.9	$571.7	$834.0	$189.3	$644.7

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Amortization expense of intangible assets was $74.6 million and $18.5 million for the years ended December 31, 2003 and 2002, respectively.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $32.5 million in 2004; $10.5 million in 2005; $9.7 million in 2006; $9.2 million in 2007; $9.2 million in 2008; and $49.4 million thereafter.

The increase in amortization expense for 2003 compared to 2002 is due to the reinstatement in the fourth quarter of 2002 of subscriber base and dealer network intangible asset amortization at the Direct-To-Home Broadcast segment as a result of the issuance of EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” Prior to the issuance of EITF No. 02-17 in October 2002, the Company had reclassified its subscriber base and dealer network intangible assets to goodwill as part of the 2002 implementation of SFAS No. 142 and therefore no amortization expense was recorded in the first three quarters of 2002 for these assets.

Note 6: Investments

Marketable Securities

Investments in marketable equity and debt securities stated at current fair value and classified as available-for-sale were as follows as of December 31:

	2003	2002
	(Dollars in Millions)
Marketable equity securities	$486.9	$73.7
Marketable debt securities	147.5	209.9

Total	634.4	283.6
Less amount recorded in “Prepaid expenses and other”	211.3	99.8

Amount recorded in “Investments and other assets”	$423.1	$183.8

At December 31, 2003, $273.9 million of accumulated unrealized gains, net of taxes, were recorded as part of OCI. At December 31, 2002, $2.1 million of accumulated unrealized losses, net of taxes, were recorded as part of OCI.

During 2002 and 2001, the Company recorded write-downs for other-than-temporary declines in the fair value of certain marketable equity investments of $148.9 million and $226.1 million, respectively.

On August 21, 2002, the Company sold about 8.8 million shares of Thomson multimedia S.A. (“Thomson”) common stock for approximately $211.0 million in cash, resulting in a pre-tax gain of about $158.6 million.

On November 19, 2001, the Company repaid $74.9 million of debt pursuant to the terms of a debt guarantee provided by the Company for the benefit of Motient Corporation (“Motient”). In connection with the payment, the Company received from Motient 7.1 million shares of XM Satellite Radio Holdings, Inc. (“XM Satellite Radio”) common stock, with a market value as of November 2001 of $67.9 million and $3.6 million in cash. The repayment of Motient’s debt released the Company from any further obligations related to Motient’s indebtedness and therefore the Company reversed a related reserve of $39.5 million. The net effect of these actions resulted in a credit of $36.1 million to “Other, net” in the Consolidated Statements of Income.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On July 31, 2001, the Company sold about 4.1 million shares of Thomson common stock for approximately $132.7 million in cash, resulting in a pre-tax gain of approximately $108.3 million.

Other Investments

In January 2003, the Company invested $10 million in a convertible note issued by XM Satellite Radio. The note was convertible to registered shares of XM Satellite Radio common stock. This conversion feature of the note was considered a derivative financial instrument accounted for at fair value. As of December 31, 2003, the fair value of the note, including the conversion feature, was $90.5 million and was included in “Prepaid expenses and other” in the Consolidated Balance Sheets. See Note 21 regarding the sale of this investment in January 2004.

Aggregate investments in companies accounted for under the equity method at December 31, 2003 and 2002 amounted to $4.6 million and $6.8 million, respectively.

Note 7: Accrued Liabilities and Deferred Credits

Accrued Liabilities and Other

	2003	2002
	(Dollars in Millions)
Exit costs and other liabilities related to discontinued businesses	$19.6	$255.1
Payroll and other compensation	344.4	212.9
Programming contract liabilities	133.2	120.6
Subscriber services expenses	73.1	75.3
Interest payable	87.4	63.6
Other	401.3	542.4

Total	$1,059.0	$1,269.9

During 2001, the Company announced a nearly 10% reduction of its approximately 7,900 employees, excluding DIRECTV customer service representatives, located in the U.S. As a result, about 750 employees across all business disciplines were given notification of termination that resulted in an expense of $87.5 million in 2001 to “Selling, general and administrative expenses” in the Consolidated Statements of Income. Of that charge, $80.0 million was related to employee severance benefits and $7.5 million was for other costs primarily related to a remaining lease obligation associated with excess office space and employee equipment. The remaining accrual amounted to $3.8 million and $14.1 million at December 31, 2003 and 2002, respectively.

See Note 17 for additional information on the exit costs and other liabilities related to discontinued businesses, including the shut down of the DIRECTV Broadband business.

Other Liabilities and Deferred Credits

Included in “Other Liabilities and Deferred Credits” in the Consolidated Balance Sheets are obligations under programming contracts and a provision for long-term programming contracts with above-market rates, established as part of the USSB and PRIMESTAR acquisitions in 1999, which totaled $291.1 million and $296.0 million at December 31, 2003 and December 31, 2002, respectively.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 8: Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at December 31, 2003	2003	2002
		(Dollars in Millions)
Short-term borrowings	4.00%-13.50%	$10.6	$21.5
Current portion of long-term debt	3.96%-12.10%	219.1	706.3

Total short-term borrowings and current portion of long-term debt		$229.7	$727.8

Long-Term Debt

	Interest Rates at December 31, 2003	2003	2002
		(Dollars in Millions)
Notes payable	6.13%- 8.50%	$2,750.0	$1,550.0
Credit facilities	3.96%- 4.22%	1,575.0	1,506.3
Other debt	3.29%-12.10%	25.4	40.0

Total debt		4,350.4	3,096.3
Less current portion		219.1	706.3

Total long-term debt		$4,131.3	$2,390.0

Notes Payable

On February 28, 2003, DIRECTV U.S., which is referred to in this Note as DIRECTV, issued $1,400.0 million in senior notes due in 2013 in a private placement transaction. The ten-year senior notes bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually beginning September 15, 2003. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV’s domestic subsidiaries on a senior unsecured basis. These senior notes were exchanged for registered notes with substantially identical terms in September 2003.

In February 2002, PanAmSat completed an $800.0 million private placement notes offering, which notes were exchanged for registered notes with substantially identical terms in November 2002. These unsecured notes bear interest at an annual rate of 8.5%. Interest is payable semi-annually and the unsecured notes mature in 2012.

PanAmSat issued five, seven, ten and thirty-year fixed rate notes totaling $750.0 million in January 1998. The $200.0 million five-year notes were repaid in January 2003. The outstanding principal balances and interest rates as of December 31, 2003 were $275.0 million at 6.125% due in 2005, $150.0 million at 6.375% due in 2008 and $125.0 million at 6.875% due in 2028. Principal is payable at maturity, while interest is payable semi-annually. In connection with a secured bank facility entered into by PanAmSat in February 2002, described below, these notes were ratably secured with the bank facility by substantially all of PanAmSat’s assets, including its satellites.

The fair value of the Company’s notes payable was approximately $3,057 million and $1,491 million at December 31, 2003 and 2002, respectively, based on quoted market prices on those dates.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Credit Facilities

On March 6, 2003, DIRECTV entered into a $1,675.0 million senior secured credit facility, comprised of a $375.0 million Term Loan A, of which $175.0 million was drawn, a $1,050.0 million Term Loan B, which was fully drawn, and a $250.0 million revolving credit facility, which was undrawn. DIRECTV distributed to the Company the $2.56 billion of proceeds, net of debt issuance costs, from the initial borrowings under the senior secured credit facility and the sale of senior notes described above.

In August 2003, DIRECTV amended the senior secured credit facility to replace the $1,050.0 million Term Loan B with a new $1,225.0 million Term Loan B-1 and to reduce the size of the Term Loan A from $375.0 million to $200.0 million, repaying the $175.0 million that was previously outstanding under the Term Loan A with the additional borrowings from the Term Loan B-1. Borrowings under the Term Loan B-1 bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.75%, which may be increased or decreased under certain conditions. The revolving credit facility was not affected by the amendment. DIRECTV is required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. The revolving credit facility expires in 2008 and the Term Loan B-1 matures in 2010. However, as defined by the senior secured credit facility agreement, under certain circumstances as described below, DIRECTV could be required to make a prepayment on the Term Loan B-1. As of December 31, 2003, the revolving credit facility was undrawn and the Term Loan B-1 was fully drawn. The revolving portion of the senior secured credit facility is available to fund DIRECTV’s working capital and other requirements. The senior secured credit facility is secured by substantially all of DIRECTV’s assets and is fully and unconditionally guaranteed, jointly and severally, by DIRECTV.

Principal payments under the Term Loan B-1 are due primarily in 2008 to 2010. However, at each year end DIRECTV may be required to make a computation of excess cash flows for the year, as defined by the senior secured credit facility agreement, which could result in DIRECTV making a prepayment, under the Term Loan B-1 on April 15th. The amount payable to DIRECTV’s credit holders is equal to one-half of DIRECTV’s excess cash flows, if any, with up to $150 million of the remaining amount available for distribution to the Company. DIRECTV has calculated approximately $401.8 million of excess cash flows at December 31, 2003. As a result, $200.9 million was reclassified from “Long-Term Debt” to “Short-term borrowings and current portion of long-term debt” in the Consolidated Balance Sheets. However, under the terms of the senior secured credit facility agreement, at DIRECTV’s request, the lenders under the credit facility may elect to forego all or a portion of the prepayment, if required, prior to April 15th of each year.

The $200 million Term Loan A was undrawn and was terminated on December 1, 2003. Borrowings under the Term Loan B bore interest at LIBOR plus 3.50% until it was replaced by the Term Loan B-1 in August 2003. In March 2004, DIRECTV’s senior secured credit facility was amended to replace the Term Loan B-1 with a Term Loan B-2, with substantially the same terms except that the interest rate was reduced to LIBOR plus 2.25%.

In February 2002, PanAmSat entered into a bank facility in the amount of $1,250.0 million. The bank facility was originally comprised of a $250.0 million revolving credit facility, which was undrawn as of December 31, 2003, a $300.0 million Tranche A Term Loan and a $700.0 million Tranche B Term Loan. This bank facility replaced a previously existing and undrawn $500.0 million unsecured multi-year revolving credit facility. PanAmSat is required to pay a commitment fee on the unused commitments under the revolving credit facility at a rate that is subject to adjustment based on PanAmSat’s total leverage ratio. As of December 31, 2003, the commitment fee rate was 0.375% per year. The Tranche A Term Loan and Tranche B Term Loan bore interest at LIBOR plus 2.75% (which may have been increased or decreased based upon changes in PanAmSat’s total leverage ratio as defined by the credit agreement) and LIBOR plus 3.50%, respectively, at the time of replacement in October 2003, as discussed below. The revolving credit facility bears interest at LIBOR plus 2.50% and this interest rate may be increased or decreased based upon changes in PanAmSat’s total leverage

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

ratio, as defined by the credit agreement. Under its original terms, the revolving credit facility and the Tranche A Term Loan terminate in 2007 and the Tranche B Term Loan matures in 2008. The facilities are secured ratably with the fixed rate notes described above by substantially all of PanAmSat’s assets, including its satellites. PanAmSat repaid a $1,725.0 million intercompany loan from the Company in February 2002, using proceeds from the bank facility and the 8.5% notes described above.

On July 14, 2003, PanAmSat made an optional prepayment of $350.0 million under its $1,250.0 million bank facility from available cash on hand. The prepayment was applied pro rata against PanAmSat’s then fully drawn Tranche A Term Loan and Tranche B Term Loan.

On October 29, 2003, PanAmSat amended its bank facility to provide for the refinancing of its Tranche A Term Loan and Tranche B Term Loan under a new Term Loan B-1 facility with an interest rate of LIBOR plus 2.5% and scheduled annual maturities of principal in varying amounts from 2004 through 2010. As a result of this amendment, the amount of the revolving credit facility, its termination date and the provisions relating to the commitment fee remain unchanged. This amendment also adjusted certain operating covenants under the bank facility to provide greater operational flexibility to PanAmSat. On December 29, 2003, PanAmSat made an optional prepayment under the Term Loan B-1 of $300.0 million from available cash on hand. As of December 31, 2003, the outstanding amount under the Term Loan B-1 facility was $350.0 million and the revolving credit facility was undrawn.

On October 1, 2001, the Company entered into a $2.0 billion revolving credit facility with General Motors Acceptance Corporation (“GMAC”). The facility was subsequently amended in February and November 2002, and March 2003. The amendments reduced the size of the facility to $1,500.0 million and provided for a commitment through March 31, 2004. On June 18, 2003, the Company voluntarily prepaid amounts owed thereunder and terminated the facility. The facility was comprised of a $1,500.0 million tranche secured by a $1,500.0 million cash deposit of the Company. Borrowings under the facility bore interest at GMAC’s cost of funds plus 0.125%, and the $1,500.0 million cash deposit earned interest at a rate equivalent to GMAC’s cost of funds. The Company had the legal right of setoff with respect to the $1,500.0 million GMAC cash deposit and accordingly offset it against amounts borrowed from GMAC under the $1,500.0 million tranche in the Consolidated Balance Sheets.

Other

$36.0 million in other short-term and long-term debt, related primarily to DLA and HNS’ international subsidiaries, was outstanding at December 31, 2003. Principal on these borrowings is due in varying amounts through 2007.

The Company’s notes payable, credit facilities and other borrowings mature as follows: $229.7 million in 2004; $290.6 million in 2005; $18.5 million in 2006; $30.2 million in 2007; $407.0 million in 2008; and $3,385.0 million thereafter.

Covenants and Restrictions

DIRECTV U.S. and PanAmSat are required to meet certain financial covenants and are also subject to restrictive covenants under their borrowings. These covenants limit the ability of DIRECTV U.S., PanAmSat and their respective subsidiaries to, among other things: incur or guarantee additional indebtedness; make restricted

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments; enter into transactions with affiliates; and enter into new businesses. If DIRECTV U.S. or PanAmSat fails to comply with their respective covenants, all or a portion of their respective borrowings could become immediately payable. The terms of the DIRECTV U.S. and PanAmSat debt and credit facilities restrict DIRECTV U.S. and PanAmSat from transferring funds to the Company in the form of cash dividends, loans or advances. At December 31, 2003, DIRECTV U.S. and PanAmSat were in compliance with all such covenants.

As of December 31, 2003, restricted cash of $43.5 million was included as part of “Prepaid expenses and other” on the Consolidated Balance Sheets. This cash was deposited to secure certain letters of credit and obligations of the Company and the Company’s majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

Note 9: Income Taxes

The income tax benefit is based on the reported “Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes.” Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

Prior to the split-off of the Company from GM on December 22, 2003, the Company and its domestic subsidiaries joined with GM in filing a consolidated U.S. federal income tax return and combined returns for certain states. The portion of the consolidated income tax liability or receivable recorded by the Company during this period was generally equivalent to the amount that would have been recorded on a separate return basis.

The income tax benefit consisted of the following for the years ended December 31:

	2003	2002	2001
	(Dollars in Millions)
Current tax (benefit) expense:
U.S. federal	$(68.2)	$(174.8)	$(371.9)
Foreign	56.5	77.4	54.8
State and local	1.1	(7.5)	(54.7)

Total	(10.6)	(104.9)	(371.8)

Deferred tax (benefit) expense:
U.S. federal	(55.2)	72.3	89.9
State and local	(6.1)	5.0	6.0

Total	(61.3)	77.3	95.9

Total income tax benefit	$(71.9)	$(27.6)	$(275.9)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting changes included the following components:

	2003	2002	2001
	(Dollars in Millions)
U.S. income (loss)	$49.7	$533.2	$(458.0)
Foreign loss	(386.0)	(570.0)	(388.0)

Total	$(336.3)	$(36.8)	$(846.0)

The income tax benefit was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table:

	2003	2002	2001
	(Dollars in Millions)
Expected refund at U.S. federal statutory income tax rate	$(117.7)	$(12.9)	$(296.1)
Resolution of tax contingencies	(48.0)	(98.0)	(30.0)
Extraterritorial income exclusion and foreign sales corporation tax benefit	(34.8)	(34.8)	(37.1)
U.S. state and local income tax benefit	(3.3)	(1.0)	(20.9)
Tax basis differences attributable to equity method investees	—	—	(29.6)
Minority interests in losses of partnership	—	—	33.9
Non-deductible goodwill and intangible assets	20.4	—	46.3
Foreign losses and taxes, net of credits	34.8	56.2	36.2
Change in valuation allowance	69.7	58.6	20.6
Transaction costs and other	7.0	4.3	0.8

Total income tax benefit	$(71.9)	$(27.6)	$(275.9)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2003		2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$337.8	$43.3	$295.9
Prepaid expenses	—	225.3	—	$114.7
State taxes	1.4	—	—	2.6
Gain on PanAmSat merger	—	171.6	—	171.6
Depreciation and amortization	—	991.3	—	1,068.4
Net operating loss and tax credit carryforwards	805.1	—	353.2	—
Programming contract liabilities	150.1	—	168.5	—
Unrealized gains and losses on securities	—	177.7	1.4	—
Tax basis differences in investments and affiliates	78.1	323.5	163.9	—
Discontinuation of DIRECTV Broadband business	—	—	104.1	—
Other	186.5	42.4	54.3	134.4

Subtotal	1,559.0	1,975.1	1,141.3	1,491.7
Valuation allowance	(171.5)	—	(133.1)	—

Total deferred taxes	$1,387.5	$1,975.1	$1,008.2	$1,491.7

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Included in “Prepaid expenses and other” in the Consolidated Balance Sheets are $59.5 million and $97.7 million of current deferred tax assets at December 31, 2003 and 2002, respectively.

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $94.4 million and $76.9 million at December 31, 2003 and 2002, respectively. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in foreign subsidiaries.

At December 31, 2003, the Company had $1.3 billion of federal net operating losses which expire in 2023, foreign net operating losses of $459.7 million with varying expiration dates, federal research tax credits of $61.8 million which expire between 2018 and 2023, and alternative minimum tax credits of $60.8 million which can be carried forward indefinitely. The valuation allowance balances at December 31, 2003 and 2002 of $171.5 million and $133.1 million, respectively, are primarily attributable to the unused foreign operating losses which are available to carry forward. For the period ended December 31, 2003, the change in the valuation allowance was primarily attributable to a $69.7 million increase for the tax effect of current year foreign losses for which no tax benefit has been recognized and a $30 million decrease related to the tax benefit of expired foreign losses.

The Company and GM have amended their income tax allocation agreement which governs the allocation of certain U.S. income tax liabilities and sets forth agreements with respect to certain other tax matters. Under the amended terms, for tax periods prior to the Company’s split-off from GM, the Company will be treated as the common parent of a separate affiliated group of corporations filing a consolidated return. The Company will be compensated by GM for any tax benefits, such as net operating loss and tax credit carryforwards, that have not been used to offset the Company’s separate income tax liability through the date of the Company’s split-off from GM, but have been used by the GM consolidated group. Such compensation will not exceed $75.4 million, and in the case of net operating losses and similar tax attributes, the tax benefit will be based on a 24% rate.

At the time of the Company’s split-off from GM, the amount of the Company’s tax receivable from GM, as determined on a separate return basis, exceeded the receivable determined pursuant to the amended income tax allocation agreement by $25.1 million. Such amount was reported by the Company as a distribution to GM.

The Company also has an agreement with The Boeing Company (“Boeing”), which governs the Company’s rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the sale of the Company’s satellite systems manufacturing businesses in 2000. The Company is responsible for any income taxes pertaining to those periods prior to the sale, including any additional income taxes resulting from U.S. federal and state tax audits, and is entitled to any U.S. federal and state income tax refunds relating to those years.

The Company has an agreement with Raytheon Company (“Raytheon”) which governs the Company’s rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the spin-off and merger of the Company’s defense electronics business with Raytheon in 1997. The Company is responsible for any income taxes pertaining to those periods prior to the merger, including any additional income taxes resulting from U.S. federal and state tax audits, and is entitled to any U.S. federal and state income tax refunds relating to those years.

The U.S. federal income tax returns of the Company have been examined and the Company has concluded its administrative appeals process with the Internal Revenue Service (“IRS”) for all tax years through 1997. The

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

IRS is currently examining the Company’s U.S. federal tax returns for years 1998 through 2000. The Company is also being examined by or expects to be examined by certain state and foreign taxing jurisdictions for periods still open to examination. Management believes that adequate provision has been made for any adjustment which might be assessed for open years.

Note 10: Pension and Other Postretirement Benefits

Substantially all of the Company’s employees participate in the Company’s contributory and non-contributory defined benefit pension plans. Benefits are based on years of service and compensation earned during a specified period of time before retirement. Additionally, an unfunded, nonqualified pension plan covers certain employees. The Company also maintains a program for eligible retirees to participate in health care and life insurance benefits generally until they reach age 65. Qualified employees who elected to participate in the Company’s contributory defined benefit pension plans may become eligible for these health care and life insurance benefits if they retire from the Company between the ages of 55 and 65. The health care plan is contributory with participants’ contributions adjusted annually; the life insurance plan is non-contributory.

The Company uses a November 30 measurement date for its pension and postretirement benefit plans.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(Dollars in Millions)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$497.0	$455.9	$33.3	$27.6
Service cost	23.0	21.7	0.5	0.5
Interest cost	35.4	33.8	1.9	2.2
Plan participants’ contributions	1.9	1.9	—	—
Amendments	—	—	(4.6)	—
Actuarial (gain) loss	52.1	26.4	(0.4)	5.7
Benefits paid	(43.8)	(42.7)	(3.5)	(2.7)

Net benefit obligation at end of year	565.6	497.0	27.2	33.3

Change in Plan Assets
Fair value of plan assets at beginning of year	361.5	416.0	—	—
Actual return on plan assets	47.6	(21.6)	—	—
Employer contributions	10.3	7.9	3.5	2.7
Plan participants’ contributions	1.9	1.9	—	—
Benefits paid	(43.8)	(42.7)	(3.5)	(2.7)

Fair value of plan assets at end of year	377.5	361.5	—	—

Funded status at end of year	(188.1)	(135.5)	(27.2)	(33.3)
Unamortized amount resulting from changes in plan provisions	18.8	21.0	(4.6)	—
Unamortized net amount resulting from changes in plan experience and actuarial assumptions	139.7	107.1	(1.2)	(0.8)

Net amount recognized at end of year	$(29.6)	$(7.4)	$(33.0)	$(34.1)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$0.6	$0.5
Accrued benefit cost	(127.6)	(83.1)	$(33.0)	$(34.1)
Intangible asset	18.8	21.0	—	—
Deferred tax assets	29.8	21.9	—	—
Accumulated other comprehensive loss	48.8	32.3	—	—

Net amount recognized at end of year	$(29.6)	$(7.4)	$(33.0)	$(34.1)

The accumulated benefit obligation for all pension plans was $503.8 million and $443.3 million as of December 31, 2003 and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2003	2002
	(Dollars in Millions)
Projected benefit obligation	$561.8	$493.5
Accumulated benefit obligation	500.4	440.1
Fair value of plan assets	372.8	357.1

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$23.0	$21.7	$16.0	$0.5	$0.5	$0.5
Interest accrued on benefits earned in prior years	35.4	33.8	32.7	1.9	2.2	1.9
Expected return on assets	(32.4)	(36.5)	(41.0)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	2.2	2.2	2.1	—	—	—
Net amount resulting from changes in plan experience and actuarial assumptions	4.4	3.0	0.4	—	—	(0.5)

Net periodic benefit cost	$32.6	$24.2	$10.2	$2.4	$2.7	$1.9

Additional information
Increase in minimum liability included in other comprehensive income	$26.8	$25.2	$2.0	—	—	—

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Discount rate	6.14%	7.00%	5.89%	6.75%
Rate of compensation increase	4.50%	5.00%	4.50%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	7.00%	7.25%	7.75%	6.75%	7.00%	7.50%
Expected long-term return on plan assets	9.00%	9.50%	9.50%	—	—	—
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

The Company’s expected long-term return on plan assets assumption is based on a periodic review and modeling of the plans’ asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table provides assumed health care costs trend rates:

	2003	2002
Health care cost trend rate assumed for next year	9.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	6.00%
Year that trend rate reaches the ultimate trend rate	2008	2007

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in Millions)
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	2.0	(1.7)

Plan Assets

The Company’s target asset allocation for 2004 and actual pension plan weighted average asset allocations at December 31, 2003 and 2002, by asset categories, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2004	2003	2002
Equity securities	50-70%	55%	43%
Debt securities	30-50%	35%	38%
Real estate	0-20%	2%	10%
Other	0-20%	8%	9%

Total		100%	100%

The Company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the Plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

The investment policy is periodically reviewed by the Company and a designated third-party fiduciary for investment matters. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.

There were no shares of the Company’s common stock included in plan assets at December 31, 2003 and there were no shares of GM Class H common stock shares included in the plan assets at December 31, 2002.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Cash Flows

Contributions

The Company expects to contribute approximately $17.5 million and $31.2 million to its qualified and nonqualified pension plans, respectively, in 2004.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Benefits
	(Dollars in Millions)
2004	$101.4	$3.2
2005	38.3	3.1
2006	36.5	3.0
2007	28.7	3.1
2008	27.1	3.1
2009-2013	148.2	14.2

Expected payments in 2004 include anticipated payments to employees who were terminated in February 2004 as discussed more fully in Note 21.

The Company maintains 401(k) plans for qualified employees. A portion of employee contributions is matched by the Company and the Company’s match amounted to $10.3 million, $15.7 million and $17.7 million in 2003, 2002 and 2001, respectively.

The Company has disclosed certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as “other postretirement benefit obligation.” Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company.

Note 11: Stockholders’ Equity

Capital Stock and Additional Paid-In Capital

The Company is a publicly-traded company with its common stock listed as “DTV” on the New York Stock Exchange. As part of the News Corporation transactions completed on December 22, 2003, the Company’s certificate of incorporation was amended to provide for the following capital stock: common stock, par value $0.01 per share, 3,000,000,000 shares authorized; Class B common stock, par value $0.01 per share, 275,000,000 shares authorized; excess stock, par value $0.01 per share, 800,000,000 shares authorized; and preferred stock, par value $0.01 per share, 9,000,000 shares authorized. As of December 31, 2003, there were no shares outstanding of the Class B common stock, excess stock or preferred stock.

From time to time, in anticipation of exercises of stock options, the Company may repurchase common stock on the open market.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Prior to the split-off of the Company from GM on December 22, 2003, GM held all of the outstanding capital stock of the Company. GM Class H common stock was a publicly-traded security of GM and was a “tracking stock” designed to provide holders with financial returns based on the financial performance of the Company.

On June 24, 1999, as part of a strategic alliance with the Company, America Online, Inc. (“AOL”) invested $1.5 billion in shares of GM Series H preference stock. The preferred stock accrued quarterly dividends at a rate of 6.25% per year. GM immediately invested the $1.5 billion received from AOL in shares of the Company’s Series A Preferred Stock designed to correspond to the financial terms of the GM Series H preference stock. Dividends on the Series A Preferred Stock were payable to GM quarterly at an annual rate of 6.25%. The underwriting discount on the Series A Preferred Stock was amortized over three years.

On June 24, 2002, the GM Series H preference stock, pursuant to its terms, was mandatorily converted to about 80.1 million shares of GM Class H common stock. Also on June 24, 2002, in connection with the automatic conversion of the GM Series H preference stock held by AOL, GM contributed the $1.5 billion of the Company’s Series A Preferred Stock back to the Company, which the Company cancelled and recorded as a contribution to “Common stock and additional paid-in capital” in the Consolidated Balance Sheets. In exchange for the Series A Preferred Stock, the Company issued $914.1 million of Series B Convertible Preferred Stock to GM, which was recorded as a reduction to “Common stock and additional paid-in capital.” The Series B Convertible Preferred Stock did not accrue dividends and was convertible into the Company’s Class B common stock.

On March 12, 2003, GM contributed 149.2 million shares of GM Class H common stock to certain of its U.S. employee benefit plans, increasing the number of shares of GM Class H common stock outstanding. The contribution increased the amount of GM Class H common stock held by GM’s employee benefit plans to approximately 331 million shares, and reduced GM’s interest in the Company to approximately 19.9% from 30.7%.

During April 2003, the Company’s Board of Directors approved the reclassification of the outstanding Series B convertible preferred stock into Class B common stock of equivalent value, and a subsequent stock split of the Company’s common stock and the Company’s Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all outstanding capital stock of the Company, approved the reclassification. Shortly thereafter, GM converted some of its common stock of the Company into an equivalent number of shares of the Company’s Class B common stock. As a result of these transactions, the Company had issued and outstanding 1,207,518,237 shares of common stock and 274,373,316 shares of Class B common stock, all of which were owned by GM.

Immediately prior to the News Corporation transactions, the number of shares of common and Class B common stock were adjusted to assure that the stock outstanding and the stock representing GM’s interest accurately reflected the interests to be sold directly by GM to News Corporation and the interests to be distributed to holders of GM Class H common stock. After the adjustment, there were 1,109,270,842 GM Class H common shares then outstanding. The number of shares of Class B common stock was adjusted to equal 274,319,607 shares, representing GM’s 19.8% interest in the Company.

On December 22, 2003, GM split-off the Company by distributing the Company’s common stock to the holders of GM Class H common stock in exchange for the 1,109,270,842 shares then outstanding on a one-for-one basis. Simultaneously, GM sold its 19.8% interest in the Company (represented by 274,319,607 shares of Class B common stock) to News Corporation in exchange for cash and News Corporation Preferred ADSs. The shares of Class B common stock were then converted to shares of common stock on a one-for-one basis.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Other Comprehensive Income

The following represents changes in the components of OCI, net of taxes, as of December 31:

	2003			2002			2001
	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax Benefit	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount
	(Dollars in Millions)
Minimum pension liability adjustments	$(26.8)	$(10.3)	$(16.5)	$(25.2)	$(10.2)	$(15.0)	$(2.0)	$(0.8)	$(1.2)
Foreign currency translation adjustments:
Unrealized gains (losses)	6.0	—	6.0	1.6	—	1.6	(60.7)	—	(60.7)
Less: reclassification adjustment for net losses recognized during the period	—	—	—	48.9	—	48.9	—	—	—
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains (losses)	446.8	171.5	275.3	(162.6)	(65.8)	(96.8)	(203.2)	(82.2)	(121.0)
Less: reclassification adjustment for net (gains) losses recognized during the period	(0.6)	—	(0.6)	(162.8)	(63.7)	(99.1)	95.2	38.6	56.6

Note 12: Earnings (Loss) Per Common Share

Basic Earnings (Loss) Per Common Share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Income (loss) from continuing operations before cumulative effect of accounting changes attributable to common stockholders for each period includes income (loss) from continuing operations before cumulative effect of accounting changes less dividends on preferred stock for the purpose of computing EPS.

Diluted EPS considers the effect of common equivalent shares, which are excluded from the computation in loss periods as their effect would be antidilutive. The Company’s existing common equivalent shares consist entirely of common stock options and restricted stock units issued to employees. For the year ended December 31, 2003, 91.2 million shares of common stock options and 3.6 million restricted stock units were excluded from the calculation of diluted EPS because they were antidilutive. For the years ended December 31, 2002 and 2001, 95.1 million and 97.3 million shares of common stock options, respectively, were excluded from the calculation of diluted EPS because they were antidilutive. Shares issuable upon conversion of the Company’s Series A Preferred Stock were also excluded prior to the date of actual conversion because they were antidilutive.

For purposes of calculating EPS, the weighted average number of common shares outstanding is calculated using the number of the Company’s common shares outstanding from December 23, 2003 to December 31, 2003 and the number of shares in the GM Class H Dividend Base prior to December 23, 2003. The GM Class H Dividend Base is equal to the number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of the Company.

GM Class H common stock was a “tracking stock” of GM designed to provide holders with financial returns based on the financial performance of the Company. Holders of GM Class H common stock had no direct rights in the equity or assets of the Company, but rather had rights in the equity and assets of GM (which included 100% of the stock of the Company).

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth comparative information regarding common shares outstanding based on the number of the Company’s common shares outstanding from December 23, 2003 to December 31, 2003 and the number of shares in the GM Class H Dividend Base prior to December 23, 2003:

	2003	2002	2001
	(Shares in Millions)
Common shares outstanding at January 1	1,381.9	1,301.1	1,298.9
Increase for conversion of GM Series H preference stock	—	80.1	—
Increase for stock options exercised and other	1.7	0.7	2.2

Common shares outstanding at December 31	1,383.6	1,381.9	1,301.1

Weighted average number of common shares outstanding	1,382.5	1,343.1	1,300.0

Note 13: Incentive Plans

Under the Hughes Electronics Corporation Incentive Plan (the “Plan”), as approved by the GM Board of Directors in 1999, shares, rights or options to acquire up to 159 million shares of common stock on a cumulative basis were authorized for grant though December 31, 2003, subject to Executive Compensation Committee approval.

In connection with the News Corporation transactions, on December 22, 2003 all 91.2 million outstanding GM Class H common stock options and 3.6 million restricted stock units were converted to the Company’s common stock options and restricted stock units on a one-for-one basis with identical terms. Also, vesting accelerated for 11.5 million stock options in accordance with the provisions of the Plan, because the News Corporation transactions represented a qualifying change-in-control. The information presented below is based on the GM Class H common stock options outstanding through December 22, 2003, and the Company’s common stock options thereafter.

The exercise price of the options granted under the Plan is equal to 100% of the fair market value of the common stock on the date the options are granted. These nonqualified options generally vest over one to five years, vest immediately in the event of certain transactions, expire ten years from date of grant and are subject to earlier termination under certain conditions.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding at December 31, 2000	67,831,546	$23.04
Granted	38,027,784	23.34
Exercised	(1,972,431)	11.44
Terminated	(6,565,541)	27.66

Outstanding at December 31, 2001	97,321,358	23.08
Granted	290,000	15.71
Exercised	(590,855)	13.44
Terminated	(1,939,671)	20.99

Outstanding at December 31, 2002	95,080,832	23.16
Granted	25,000	16.35
Exercised	(1,780,076)	10.15
Terminated	(2,164,436)	28.73

Outstanding at December 31, 2003	91,161,320	23.28

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3.00 to $8.99	1,174,072	1.0	$7.44	1,174,072	$7.44
9.00 to 16.99	27,618,406	4.1	12.70	27,593,406	12.70
17.00 to 24.99	22,425,365	6.6	19.56	18,872,085	19.39
25.00 to 32.99	17,026,654	7.0	27.80	17,026,654	27.80
33.00 to 41.99	22,916,823	6.3	37.13	22,916,823	37.13

	91,161,320	5.8	23.28	87,583,040	23.40

Of the options outstanding at December 31, 2002 and 2001, there were 54.7 million and 36.8 million options exercisable at weighted average exercises prices of $19.60 and $15.94, respectively.

The following table presents the estimated weighted average fair value for stock options granted under the Plan using the Black-Scholes valuation model along with the assumptions used in the fair value calculations:

	2003	2002	2001
Estimated fair value per option granted	$8.80	$9.19	$13.66
Average exercise price per option granted	16.35	15.71	23.34
Expected stock volatility	47.2%	51.6%	51.3%
Risk-free interest rate	3.8%	4.7%	5.1%
Expected option life (in years)	7.0	7.0	7.0

The Executive Compensation Committee has also granted restricted stock units under the Plan that vest over two to three years. During the year ended December 31, 2003, 3.6 million restricted stock units were granted with a weighted average grant-date fair value of approximately $10.71 per share.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On May 5, 1997, PanAmSat adopted a stock option incentive plan with terms similar to the Plan. As of December 31, 2003, PanAmSat had 6,297,823 options outstanding to purchase its common stock with exercise prices ranging from $14.12 per share to $63.25 per share. The options vest ratably over three to four years and have a remaining life ranging from 3.3 to 10 years. At December 31, 2003, 4,115,726 options were exercisable at a weighted average exercise price of $34.23 per share. During the year ended December 31, 2003, PanAmSat granted 400,500 restricted stock units to its employees with a weighted average grant-date fair value of approximately $17.32 per share.

Note 14: Other Income and Expenses

The following table summarizes the components of other income and expenses for the years ended December 31:

	2003	2002	2001
	(Dollars in Millions)
Equity losses from unconsolidated affiliates	$(81.5)	$(70.1)	$(61.3)
EchoStar Merger termination payment	—	600.0	—
Net unrealized gain (loss) on investments	79.4	(180.6)	(239.0)
Net gain from sale of investments	7.5	84.1	130.6
Net gain on exit of DIRECTV Japan business (Note 17)	—	41.1	32.0
Other	(5.4)	(49.0)	45.0

Total Other, net	$—	$425.5	$(92.7)

For the years ended December 31, 2003 and 2002, equity losses from unconsolidated affiliates are primarily comprised of losses at the DLA LOCs. Also included in 2003 are equity losses from the XM Satellite Radio investment. For the year ended December 31, 2001, equity losses from unconsolidated affiliates are primarily comprised of losses at the DLA LOCs and Hughes Tele.com (India) Limited (“HTIL”).

In December 2002, the Company recognized a $600.0 million gain related to a termination agreement entered into by the Company, GM and EchoStar Communications Corporation (“EchoStar”). As a part of this agreement, the parties agreed to terminate the merger agreement and certain related agreements due to the proposed merger’s failure to obtain regulatory approval. Under the terms of the termination agreement, EchoStar paid the Company $600 million in cash.

Net unrealized gain on investments for 2003 includes a $79.6 million gain resulting from an increase in the fair market value of an investment in an XM Satellite Radio convertible note. Net unrealized loss on investments for 2002 is primarily comprised of other-than-temporary declines in fair value of the Company’s investment in XM Satellite Radio and Crown Media Holdings. Net unrealized loss on investments for 2001 are primarily comprised of a write-down of $212.0 million related to the Company’s investment in Sky Perfect Communications, Inc.

Note 15: Related-Party Transactions

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunication services, advertising, broadcast programming, equipment and inventory. Transactions entered into with GM and its affiliates prior to December 23, 2003 were considered related party transactions. Other related parties include DLA’s Puerto Rican, Venezuelan and Argentine LOCs until their respective dates of consolidation with the Company and HTIL until it was sold on December 6, 2002 (see

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 17). As a result of the completion of the News Corporation transactions, beginning on December 23, 2003, News Corporation and its affiliates are considered related parties.

The following table summarizes related-party transactions for the years ended December 31:

	2003	2002	2001
	(Dollars in Millions)
Revenues	$99.5	$211.1	$238.8
Costs and expenses	69.7	117.9	126.2

The following table sets forth the amount of accounts receivable from and payable to related parties as of December 31:

	2003	2002
	(Dollars in Millions)
Accounts receivable from related parties	$32.9	$317.4
Accounts payable to related parties	75.1	—

The December 31, 2003 accounts receivable and accounts payable balances are primarily related to affiliates of News Corporation.

Note 16. DLA LLC Reorganization

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. The filing did not include any of the LOCs providing the DIRECTV service in Latin America and the Caribbean. During the bankruptcy proceedings, DLA LLC continued to manage its business as a debtor-in-possession.

On December 11, 2003, DLA LLC filed a proposed Reorganization Plan that reflected an agreement reached between DLA LLC, its owners and unsecured creditors. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC’s Reorganization Plan, which became effective on February 24, 2004. The Bankruptcy Court has retained jurisdiction to resolve certain remaining matters primarily related to the enforcement and interpretation of the Reorganization Plan. However, it is anticipated that resolution of these matters will not have a material impact on DLA LLC’s operations.

While the bankruptcy was proceeding, the Company provided DLA LLC with a $300 million senior secured debtor-in-possession financing facility. The facility was fully drawn and converted, in accordance with the Reorganization Plan, into an equity interest in DLA LLC on February 24, 2004. As part of the Reorganization Plan, the Company also agreed to provide “exit” financing, consisting of a revolving credit facility of up to $200 million, decreasing from time to time based on a schedule in the revolving credit facility agreement. The revolving credit facility expires on February 27, 2009 and borrowings bear interest at a variable rate, calculated as the base rate (as defined in the revolving credit facility agreement) plus 6%, not to exceed the greater of 12% or the Company’s cost of funds.

The Reorganization Plan and/or a contribution agreement between the Company and Darlene Investments, LLC (the “Contribution Agreement”) provided for the contribution by the Company of its claims against DLA LLC of approximately $1.4 billion, to the extent not previously discharged in the Chapter 11 proceedings, as well as the contribution of approximately $530 million in intercompany loans made by the Company to SurFin, Ltd. and its subsidiaries (“SurFin”), the Company’s 75% owned financing affiliate of DLA LLC. Also, in accordance

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

with the Reorganization Plan and/or the Contribution Agreement, the Company contributed to DLA LLC its equity and other interests in SurFin and in the various LOCs. In exchange for these contributions, the discharges and waivers of the Company’s claims and the conversion into equity of the $300 million senior secured debtor-in-possession financing facility, the Company’s equity interest in the restructured DLA LLC increased from 74.7% to approximately 85.9% pursuant to the Reorganization Plan and/or the Contribution Agreement. Darlene Investments, LLC (“Darlene”), which also contributed its equity and other interests in SurFin and the various affiliated operating entities, holds the remaining approximately 14.1% equity interest in the restructured DLA LLC pursuant to the Reorganization Plan and/or the Contribution Agreement. The restructuring in bankruptcy and the contributions by the Company and Darlene provided DLA LLC with direct control of SurFin and DLA’s most significant LOCs and assets.

Claims that had been asserted by Grupo Clarín S.A. (“Clarin”) and Raven Media (“Raven”), an affiliate of Clarin, in the bankruptcy proceeding that DLA LLC was contractually obligated to repurchase Raven’s 3.98% interest in DLA LLC for $195 million were also resolved. Under the terms of a settlement agreement executed among the Company, DLA LLC, Clarin and Raven, the Company paid $45 million to purchase Raven’s claim in the bankruptcy case; for a release from Raven of the Company, DLA LLC and others from any and all other claims related to Raven’s equity interest; for a release of claims by Clarin and its affiliates; and for certain concessions and other adjustments to certain contractual arrangements with DLA LLC and its affiliates. The Company has agreed to pay an additional $11 million to Clarin contingent upon execution of certain contracts in exchange for concessions in those contracts and certain additional rights of approximately equivalent value.

As of December 31, 2003, DLA LLC had approximately $784.8 million in assets, consisting principally of accounts receivable of $728.7 million principally from LOCs, net fixed assets of $40.4 million and cash of $4.4 million. Liabilities subject to compromise are DLA LLC’s unsecured liabilities incurred prior to the filing for reorganization under Chapter 11 of the Bankruptcy Code. As of December 31, 2003, DLA LLC liabilities subject to compromise totaled $1.6 billion, which includes $1.4 billion of unsecured debt obligations owed to the Company.

The Company’s Consolidated Balance Sheet as of December 31, 2003 includes liabilities subject to compromise of DLA LLC of approximately $206.7 million.

Reorganization expense of $212.3 million reported in the Company’s Consolidated Statements of Income includes the costs incurred to file the bankruptcy petition, ongoing related legal and consulting costs, costs related to settlement agreements reached with creditors, the write-off of intangible assets and other charges related to the reorganization. Also included in reorganization expense are accruals for any claims allowed in the Chapter 11 proceeding for amounts not previously recognized as liabilities subject to compromise. Cash payments of $27.8 million and $137.7 million were made during December 2003 and February 2004, respectively. DLA LLC will record a gain of approximately $50 million during the first quarter of 2004 as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan.

Note 17: Acquisitions and Divestitures

DIRECTV Broadband

On April 3, 2001, the Company acquired Telocity Delaware, Inc. (“Telocity”), a company that provided land-based DSL services, through the completion of a tender offer and merger. Telocity changed its name to and was operated as DIRECTV Broadband and was included as part of the Direct-To-Home Broadcast segment. The purchase price was $197.8 million and was paid in cash.

On December 13, 2002, the Company announced that DIRECTV Broadband would close its high-speed Internet service business in the first quarter of 2003 and transition its existing customers to alternative service

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

providers. As a result, in December 2002, the Company notified approximately half of DIRECTV Broadband’s 400 employees of a layoff, with a minimum of 60 days notice during which time they were paid, followed by receipt of a severance package. The remaining employees worked with customers during the transition and assisted with the closure of the business. On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, the Company recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During 2003, the accrual was reduced due to the favorable settlement of certain contractual commitments by recording a gain of $1.6 million, net of taxes, to discontinued operations. As of December 31, 2003, $1.0 million of accruals were remaining.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of DIRECTV Broadband have been excluded from the Company’s results from continuing operations for all periods presented herein. The financial results for DIRECTV Broadband are presented in the Consolidated Statements of Income in a single line item entitled “Loss from discontinued operations, net of taxes” and the net cash flows are presented in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

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

In connection with this exchange, HNS recognized an after-tax loss of approximately $14.1 million, which is comprised of a pre-tax loss recognized in “Other, net” in the Consolidated Statements of Income of $52.1 million, based on the difference between fair value and carrying value of the assets surrendered and the requirement to recognize cumulative translation adjustments of $28.0 million associated with the HTIL investment, which were offset by an approximate $38.0 million tax benefit which includes the tax benefit from equity method losses that were not previously recognized for tax purposes.

Earlier in 2002, HNS recognized a loss on the receivable from Ispat described above when it was required to honor a $54.4 million loan guarantee. The receivable was immediately reduced to its estimated net realizable value of $25.4 million through a charge to “Other, net” in the Consolidated Statements of Income of $29.0 million.

Galaxy Entertainment Argentina

On May 1, 2001, DLA LLC acquired from Clarin a 51% ownership interest in Galaxy Entertainment Argentina S.A. (“GEA”), a LOC in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million,

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

consisted of a 3.98% ownership interest in DLA and a put option that under certain circumstances would have allowed Clarin to sell its 3.98% interest back to DLA in November 2003 for $195 million (see further discussion of this item in Note 16). As a result of the transaction, the Company’s interest in DLA decreased from 77.8% to 74.7% and the Company’s ownership in GEA increased from 20% to 58.1%. The Company’s portion of the purchase price, which amounted to about $130 million, was recorded as an increase to “Common stock and additional paid-in capital” in the Consolidated Balance Sheets.

The financial information included herein reflects the operations of GEA discussed above from its date of acquisition. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

DIRECTV Japan

On March 1, 2000, the Company announced that the operations of DIRECTV Japan would be discontinued. Pursuant to an agreement with Japan Digital Broadcasting Services Inc. (now named Sky Perfect), qualified subscribers to the DIRECTV Japan service were offered the opportunity to migrate to the Sky Perfect service. DIRECTV Japan was paid a commission for each subscriber who actually migrated. The Company also acquired a 6.6% interest in Sky Perfect. As a result, the Company wrote-off its net investment in DIRECTV Japan of $164.6 million and accrued exit costs of $403.7 million and involuntary termination benefits of $14.5 million. The write-off and accrual were partially offset by the difference between the cost of the Sky Perfect shares acquired and the estimated fair value of the shares ($428.8 million), as determined by an independent appraisal, and by $40.2 million for anticipated contributions from other DIRECTV Japan stockholders. The net effect of the transaction was a charge to “Other, net” in the Consolidated Statements of Income of $170.6 million at March 31, 2000.

In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to “Other, net” in the Consolidated Statements of Income of $106.0 million. In the third quarter of 2001, $32.0 million of accrued exit costs were reversed as a credit adjustment to “Other, net.” The third quarter of 2001 and fourth quarter of 2000 adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and favorable settlements of various contracts and claims. During 2002, $41.1 million of accrued liabilities related to the exit costs were reversed upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net” in the Consolidated Statements of Income.

In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of the Company’s interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. In the third quarter of 2001 and fourth quarter of 2000, a portion of the decline in the value of the Sky Perfect investment was determined to be “other-than-temporary,” resulting in a write-down of the carrying value of the investment by $212 million and $86 million, respectively. At December 31, 2001, the investment’s market value approximated its carrying value. In October 2002, the Company sold all of its interest in Sky Perfect for approximately $105 million in cash, resulting in a pre-tax loss of about $24.5 million.

Note 18: Derivative Financial Instruments and Risk Management

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of its equity investments. The Company manages its exposure to these market risks through internally established policies and procedures and, when

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

deemed appropriate, through the use of derivative financial instruments. The Company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives, and does not enter into derivative contracts for speculative purposes.

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, the Company enters into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. By policy, the Company maintains coverage between minimum and maximum percentages of its anticipated foreign exchange exposures. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures.

The Company is exposed to interest rate changes from its outstanding fixed rate and floating rate borrowings. The Company manages its fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of its borrowings. In accordance with policy, from time to time the Company may enter into interest rate hedging contracts which effectively convert floating rate borrowings to fixed rate borrowings, or fixed rate borrowings to floating rate borrowings.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Note 19: Segment Reporting

The Company’s segments, which are differentiated by their products and services, include Direct-To-Home Broadcast, Satellite Services and Network Systems. Direct-To-Home Broadcast is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers. Satellite Services is engaged in the selling, leasing and operating of satellite transponders and providing services for cable television systems, news companies, Internet service providers and private business networks. The Network Systems segment is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV receiving equipment (set-top receivers and dishes). Other includes the corporate office and other entities.

Beginning in 2003, the Company no longer allocates general corporate expenses to its subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Selected information for the Company’s operating segments is reported as follows:

	Direct-To-Home Broadcast	Satellite Services	Network Systems	Other	Eliminations	Total
	(Dollars in Millions)
2003
External Revenues	$8,251.7	$702.1	$1,152.1	$15.3	—	$10,121.2
Intersegment Revenues	40.2	128.9	169.9	1.0	$(340.0)	—

Total Revenues	$8,291.9	$831.0	$1,322.0	$16.3	$(340.0)	$10,121.2

Operating Profit (Loss)	$187.8	$278.2	$(73.7)	$(235.0)	$(11.5)	$145.8
Add: Depreciation and Amortization	696.3	312.8	76.2	(0.3)	(2.2)	1,082.8

Operating Profit (Loss) Before Depreciation and Amortization(1)	$884.1	$591.0	$2.5	$(235.3)	$(13.7)	$1,228.6

Segment Assets	$7,941.9	$5,734.9	$2,555.3	$2,794.1	$(72.0)	$18,954.2
Capital Expenditures	446.9	104.1	165.9	2.5	138.4	857.8

2002
External Revenues	$7,097.6	$647.3	$1,065.7	$51.9	—	$8,862.5
Intersegment Revenues	23.3	165.0	104.2	0.4	$(292.9)	—

Total Revenues	$7,120.9	$812.3	$1,169.9	$52.3	$(292.9)	$8,862.5

Operating Profit (Loss)	$(212.8)	$255.9	$(150.5)	$(52.5)	$7.6	$(152.3)
Add: Depreciation and Amortization	619.1	335.7	73.7	3.5	(11.8)	1,020.2

Operating Profit (Loss) Before Depreciation and Amortization(1)	$406.3	$591.6	$(76.8)	$(49.0)	$(4.2)	$867.9

Segment Assets	$7,957.2	$6,487.7	$2,526.9	$974.8	$(61.5)	$17,885.1
Capital Expenditures	470.0	294.3	400.4	0.1	79.2	1,244.0

2001
External Revenues	$6,258.6	$709.0	$1,229.6	$40.0	—	$8,237.2
Intersegment Revenues	21.0	161.1	96.2	0.3	$(278.6)	—

Total Revenues	$6,279.6	$870.1	$1,325.8	$40.3	$(278.6)	$8,237.2

Operating Profit (Loss)	$(546.6)	$165.3	$(149.0)	$(117.3)	$33.1	$(614.5)
Add: Depreciation and Amortization	638.0	414.7	60.0	23.0	(25.1)	1,110.6

Operating Profit (Loss) Before Depreciation and Amortization(1)	$91.4	$580.0	$(89.0)	$(94.3)	$8.0	$496.1

Segment Assets	$9,484.1	$6,296.8	$2,339.1	$1,199.0	$(108.9)	$19,210.1
Capital Expenditures	693.6	338.2	664.6	0.4	6.0	1,702.8

(1)

Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(“GAAP”), can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss).” This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. The Company’s management and its Board of Directors use Operating Profit Before Depreciation and Amortization to evaluate the operating performance of the Company and its business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, the Company’s management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

The Company believes this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare the Company’s operating performance to other communications, entertainment and media service providers. The Company believes that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate the Company’s current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. The Company’s management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets in purchase accounting, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

The following represents a reconciliation of operating profit before depreciation and amortization to reported net loss on the Consolidated Statements of Income:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions)
Operating Profit Before Depreciation and Amortization	$1,228.6	$867.9	$496.1
Depreciation and amortization	(1,082.8)	(1,020.2)	(1,110.6)

Operating profit (loss)	145.8	(152.3)	(614.5)
Interest income	42.7	24.5	56.5
Interest expense	(312.5)	(334.5)	(195.3)
Reorganization expense	(212.3)	—	—
Other, net	—	425.5	(92.7)

Loss from continuing operations before income taxes, minority interests and cumulative effect of accounting changes	(336.3)	(36.8)	(846.0)
Income tax benefit	71.9	27.6	275.9
Minority interests in net (earnings) losses of subsidiaries	(28.1)	(21.6)	49.9

Loss from continuing operations before cumulative effect of accounting changes	(292.5)	(30.8)	(520.2)
Loss from discontinued operations, net of taxes	(4.7)	(181.7)	(94.0)
Cumulative effect of accounting changes, net of taxes	(64.6)	(681.3)	(7.4)

Net loss	$(361.8)	$(893.8)	$(621.6)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents revenues earned from customers located in different geographic areas. Property is grouped by its physical location. All satellites are reported as U.S. assets.

	2003		2002		2001
	Total Revenues	Net Property & Satellites	Total Revenues	Net Property & Satellites	Total Revenues	Net Property & Satellites
	(Dollars in Millions)
North America
United States	$8,843.8	$6,085.1	$7,476.7	$6,401.0	$6,661.9	$6,331.2
Canada and Mexico	207.8	92.7	208.5	196.7	206.8	207.4

Total North America	9,051.6	6,177.8	7,685.2	6,597.7	6,868.7	6,538.6

Europe
United Kingdom	73.2	5.7	167.9	7.3	143.2	8.3
Other	63.4	0.1	21.4	0.3	64.3	0.4

Total Europe	136.6	5.8	189.3	7.6	207.5	8.7

South America and the Caribbean
Brazil	166.0	117.7	207.9	149.9	247.0	220.0
Argentina	82.9	102.2	88.8	126.5	156.2	171.2
Other	305.7	177.6	340.1	28.3	321.3	34.2

Total South America and the Caribbean	554.6	397.5	636.8	304.7	724.5	425.4

Asia
Japan	13.3	—	13.7	—	21.1	0.5
India	33.1	27.9	76.5	27.3	93.5	29.3
China	18.0	1.1	21.2	1.2	32.7	0.5
Other	144.0	1.3	140.6	1.4	141.4	0.9

Total Asia	208.4	30.3	252.0	29.9	288.7	31.2

Total Middle East	59.8	—	21.2	—	24.0	0.1

Total Africa	110.2	0.1	78.0	0.1	123.8	0.4

Total	$10,121.2	$6,611.5	$8,862.5	$6,940.0	$8,237.2	$7,004.4

Note 20: Commitments and Contingencies

Litigation

In connection with the 2000 sale by the Company of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provided for a potential adjustment to the purchase price based upon the financial statements of the satellite systems manufacturing businesses as of the closing date of the sale. Based upon the final closing date financial statements, the Company calculated that Boeing was owed a purchase price adjustment of $164 million plus interest accruing at a rate of 9.5% from the date of sale pursuant to the stock purchase agreement. Boeing subsequently submitted additional proposed adjustments which became the subject of a dispute resolution process. Pursuant to a settlement agreement executed on July 15, 2003, the Company and Boeing settled all outstanding purchase price adjustment disputes and the Company paid an aggregate of $360 million in cash on July 18, 2003 in satisfaction of both the disputed and undisputed portions of the purchase price adjustment, including interest. Boeing also was released from its commitment to pay the Company $4.4 million over the next seven years in connection with Boeing’s participation in the settlement with the U.S. Department of

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

State on China launch issues of the mid-1990s. Also in connection with the settlement, HNS agreed to extend the scheduled launch date for the first Boeing built SPACEWAY satellite from the fourth quarter of 2003 until 2004 and agreed to re-assume responsibility for obtaining the related satellite in-orbit and launch insurance. Boeing paid $54 million to HNS on July 23, 2003, which was a repayment of the cumulative insurance progress payments made by HNS to Boeing. This cash receipt was recorded as a reduction to capital expenditures. As a result of the settlement of the purchase price adjustment dispute, the Company recorded an after-tax charge of $6.3 million to discontinued operations during 2003. The $360 million payment was recorded in discontinued operations in the Consolidated Statements of Cash Flows.

On June 4, 2002, DIRECTV, Inc., a wholly-owned subsidiary of DIRECTV Holdings LLC, and General Electric Capital Corporation (“GECC”) executed an agreement to settle, for $180 million, a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV programming and related hardware. As a result, in 2002, the provision for loss related to this matter was increased by $122.0 million, of which $48.0 million was recorded as a charge to “Selling, general and administrative expenses” and $74.0 million was recorded as a charge to “Interest expense” in the Consolidated Statements of Income.

During 2002, the Company recorded a $95.0 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” in the Consolidated Statements of Income as a result of the favorable resolution of a lawsuit filed against the U. S. government on March 22, 1991. The lawsuit was based upon NASA’s breach of contract to launch ten satellites on the Space Shuttle.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against the Company arising in the ordinary course of business. The Company has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2003. After discussion with counsel representing the Company in those actions, it is the opinion of management that such liability is not expected to have a material adverse effect on the Company’s consolidated results of operations and financial position.

Other

The in-orbit satellites of the Company and its subsidiaries are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of the Company’s businesses. The Company has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of customers.

The Company uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. The Company relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its ability to provide service. Where insurance costs related to satellite components or systems that have suffered anomalies in

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the past are prohibitive, the Company’s insurance policies contain coverage exclusions and the Company is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $726.0 million and the book value of the satellites that were not insured was $1,182.5 million at December 31, 2003. The uninsured amount includes the value of five PanAmSat satellites for which policies were not renewed in May 2003.

As part of an arrangement with Telesat Canada (“Telesat”), a Canadian telecommunications and broadcast services company, DIRECTV U.S. agreed to provide Telesat, subject to FCC approval, the use of the DIRECTV 3 satellite, which is currently used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV U.S. the use of its 72.5 degrees west longitude (“WL”) Canadian orbital location. This arrangement is contingent upon FCC approval. Assuming FCC approval for DIRECTV U.S.’ use of 72.5 WL, DIRECTV 7S, which is expected to be launched in the second quarter of 2004, will replace DIRECTV 5 at 119 WL, and DIRECTV 5, or a similar satellite, will be relocated to 72.5 WL and used to provide additional local channels and other programming in the U.S. through 2008. Once FCC approval is granted, DIRECTV 3 will be used by Telesat in a Canadian orbital location. If DIRECTV U.S. is successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $77.8 million at December 31, 2003, will be reclassified as an intangible asset and amortized over the life of DIRECTV U.S.’ right to use 72.5 WL. However, if DIRECTV U.S. is unsuccessful in obtaining FCC approval to use 72.5 WL, DIRECTV U.S. will immediately write-off the net book value of DIRECTV 3.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and PanAmSat expects that both of these satellites will continue to serve these existing customers until PanAmSat replaces or supplements them with new satellites. PanAmSat is working with the satellite manufacturer to determine the long-term implications of this degradation to the satellites and will continue to assess the operational impact. At this time, based upon all information currently available to PanAmSat, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, PanAmSat expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time and there may be a need to offer supplemental capacity from another satellite in later years. PanAmSat and the Company also believe that the net book values of these satellites are fully recoverable and do not expect a material impact on 2004 revenues as a result of the difficulties with these two satellites. The insurance policies for Galaxy 11 and PAS-1R were in the amounts of approximately $289 million and $345 million, respectively, for total losses, and both included a salvage provision for PanAmSat to share 10% of future revenues from these satellites with the insurers. On December 29, 2003, PanAmSat reached a partial loss settlement of these insurance claims for payment to PanAmSat of $260 million with no future revenue share. The receivable was recorded in “Accounts and notes receivable, net of allowances” with a corresponding reduction to “Satellites, net” in the Consolidated Balance Sheets. This negotiated resolution balances the expected loss of capacity and the remaining use expected to be achieved with respect to the satellites. PanAmSat received substantially all of the settlement amount during the first quarter of 2004 and PanAmSat plans on using these proceeds to replace existing satellites over the next several years.

PanAmSat and Boeing have determined that the secondary Xenon-Ion Propulsion Systems (“XIPS”) on two of PanAmSat’s seven Boeing model 601 HP spacecraft, Galaxy 4R and PAS-6B, are no longer available as a result of failures experienced during June and July 2003, respectively. The primary XIPS on each of these satellites had previously ceased working, and both satellites are operating as designed on their completely independent backup bi-propellant propulsion systems. The C-band capacity of G4R is backed up by in-orbit satellites with immediately available capacity. The remaining useful lives on Galaxy 4R and PAS-6B are estimated to be approximately 3.5 years and 4.9 years, respectively, from the date of the occurrence of each

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

satellite’s anomaly, based on the bi-propellant fuel on-board. Accordingly, PanAmSat began accelerating depreciation of these satellites beginning in the third quarter of 2003 to coincide with the satellites’ revised estimated useful lives. The additional depreciation expense resulting from this change in estimated useful lives was $14.3 million in the second half of 2003.

PanAmSat has determined that the net book value of these satellites and its investments in sales-type leases on these two satellites are fully recoverable. On July 31, 2003, PanAmSat filed a proof of loss under the insurance policy for Galaxy 4R in the amount of $169 million, subject to a salvage provision providing for PanAmSat to share a portion of the revenues with the insurers. During the third quarter of 2003, PanAmSat reached an agreement with all but one of the insurers representing, in the aggregate, approximately 83% of the insurance coverage on the satellite. As a result, in the third quarter of 2003, PanAmSat recorded an insurance claim receivable of $102.6 million reflecting the insurance policy amount for these insurers less a negotiated settlement for salvage. PanAmSat received these proceeds during the fourth quarter of 2003. PanAmSat proportionately offset the proceeds from this settlement against the insured carrying value of the satellite and the net investment in sales-type lease. In October 2003, PanAmSat commenced arbitration proceedings against the last insurance provider over a disputed portion of the remaining claim. PanAmSat cannot provide assurance that it will be successful in these proceedings or, if successful, how much will be received. PanAmSat is developing plans to replace Galaxy 4R prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract that was purchased previously. Once a settlement is reached with the final insurance provider, PanAmSat anticipates that future depreciation on Galaxy 4R will be approximately equal to the depreciation on this satellite before the anomaly occurred. The insurance policy on PAS-6B has an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss. PanAmSat is working with the customers on PAS-6B to provide a long-term solution for their needs.

The availability and use of any future proceeds from the Galaxy 11 and PAS-1R insurance claims are restricted by the agreements governing PanAmSat’s debt obligations.

PanAmSat believes that the XIPS problem will not affect revenues over the revised estimated remaining useful lives of Galaxy 4R and PAS-6B. Prior to the end of the useful lives of these two satellites, PanAmSat plans to transition the affected customers to new or existing in-orbit backup satellites with immediately available capacity. As a result of the XIPS failure on PAS-6B, PanAmSat reduced its total backlog by approximately $360 million, as the customers on this satellite are not contractually obligated to use a new or replacement satellite.

One of PanAmSat’s remaining five Boeing model 601 HP satellites has no book value and is no longer in primary customer service. The other four Boeing model 601 HP satellites that PanAmSat operates continue to have XIPS as their primary propulsion system. However, no assurance can be given that PanAmSat will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For three of these remaining four satellites, the available bi-propellant life ranges from at least 3.4 years to as much as 7.0 years, while the fourth satellite, which was placed into service in January 2004, has available bi-propellant life of approximately 11.9 years.

In the first quarter of 2003, PanAmSat and the manufacturer of the Galaxy 8-iR satellite terminated the Galaxy 8-iR satellite construction contract by mutual agreement. In connection with the termination of the construction contract, PanAmSat received $69.5 million from the satellite manufacturer in December 2003, which represents amounts previously paid to the manufacturer (of approximately $58.8 million), liquidated damages and interest owed to PanAmSat under the construction agreement. In addition, PanAmSat has agreed with the Galaxy 8-iR launch vehicle provider to defer the use of the launch to a future satellite. PanAmSat expects to use this launch in early 2006 to replace the Galaxy 4R satellite.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (concluded)

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $66.6 million which were undrawn at December 31, 2003.

At December 31, 2003, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $531.5 million, payable as follows: $181.8 million in 2004, $133.4 million in 2005, $80.5 million in 2006, $57.8 million in 2007, $56.0 million in 2008 and $22.0 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease income, were $70.0 million in 2003, $68.0 million in 2002 and $59.7 million in 2001.

The Company has minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, manufacturer subsidies agreements, TT&C services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. As of December 31, 2003, minimum payments over the terms of applicable contracts are anticipated to be approximately $3,474.7 million, payable as follows: $844.8 million in 2004, $509.3 million in 2005, $657.6 million in 2006, $805.3 million in 2007, $538.7 million in 2008 and $124.6 million thereafter.

Note 21: Subsequent Events

On January 28, 2004, the Company completed the sale of 10,000,000 shares of XM Satellite Radio, including 3,462,330 shares received from the conversion of a $10 million note receivable, for $254.4 million. The Company will record a pre-tax gain of $164.0 million in 2004 as a result of this transaction.

During the first quarter of 2004, the Company announced the reduction of corporate office headcount by over half in connection with a plan to consolidate Corporate and DIRECTV support functions. DLA LLC also announced additional headcount reductions during the first quarter of 2004, subsequent to its emergence from bankruptcy and completion of certain transactions that were anticipated under its Reorganization Plan as more fully discussed in Note 16.

* * *

THE DIRECTV GROUP, INC.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2003 Quarters
Revenues	$2,227.3	$2,370.7	$2,570.2	$2,953.0

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change(1)	$(67.4)	$56.9	$3.2	$(329.0)
Income tax benefit (expense)	24.2	(20.5)	44.3	23.9
Minority interests in net earnings of subsidiaries	(7.4)	(7.4)	(6.0)	(7.3)
Income (loss) from discontinued operations, net of taxes	(0.3)	(7.4)	0.1	2.9

Income (loss) before cumulative effect of accounting change	(50.9)	21.6	41.6	(309.5)
Cumulative effect of accounting change, net of taxes	—	—	(64.6)	—

Net income (loss)	$(50.9)	$21.6	$(23.0)	$(309.5)

Basic and diluted earnings (loss) per common share from continuing operations before cumulative effect of accounting change	$(0.04)	$0.02	$0.03	$(0.22)

2002 Quarters
Revenues	$2,024.8	$2,192.3	$2,194.7	$2,450.7

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change(2)	$(201.3)	$(203.8)	$24.0	$344.3
Income tax benefit (expense)	76.5	77.5	(9.2)	(117.2)
Minority interests in net earnings of subsidiaries	(6.7)	(3.5)	(4.1)	(7.3)
Loss from discontinued operations, net of taxes	(24.9)	(25.3)	(24.3)	(107.2)

Income (loss) before cumulative effect of accounting change	(156.4)	(155.1)	(13.6)	112.6
Cumulative effect of accounting change, net of taxes	(681.3)	—	—	—

Net income (loss)	$(837.7)	$(155.1)	$(13.6)	$112.6

Basic and diluted earnings (loss) per common share from continuing operations before cumulative effect of accounting change	$(0.12)	$(0.12)	$0.01	$0.16

(1)	Included as part of “Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change” for the fourth quarter of 2003 are a $132.0 million charge related primarily to investment advisor fees, employee retention and severance benefits in conjunction with the completion of the News Corporation transactions and reorganization expenses of $193.1 million resulting from settlements reached with creditors as part of the DLA LLC bankruptcy proceedings.
(2)	Included as part of “Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change” for the fourth quarter of 2002 is a $600 million gain for the settlement on the terminated merger agreement with EchoStar, partially offset by a $146.3 million write-down for other-than-temporary declines in the fair value of certain equity securities.

THE DIRECTV GROUP, INC.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

* * *

PART III

ITEMS 10, 11, 12, 13 and 14

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is hereby incorporated by reference from The DIRECTV Group Inc.’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

* * *

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II

	2.	Financial Statement Schedule I—Condensed Financial Information of the Registrant	119

		Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001	122

	3.	Exhibits

THE DIRECTV GROUP, INC.

Exhibit Number
*1.1

Purchase Agreement, dated January 25, 2002, between PanAmSat Corporation, as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen Securities Corporation, as purchasers (incorporated by reference to Exhibit 1.1 to the Annual Report on Form 10-K for the year ended December 31, 2001 of PanAmSat Corporation (“PanAmSat’s 2001 Form 10-K”))

*2.1

Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR Partners L.P., PRIMESTAR MDU, Inc., the stockholders of PRIMESTAR, Inc. and Hughes Electronics Corporation, dated as of January 22, 1999 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of General Motors Corporation filed February 2, 1999 (the “February 8-K”))

*2.2

Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR Partners L.P., Tempo Satellite, Inc., the stockholders of PRIMESTAR, Inc. and Hughes Electronics Corporation dated as of January 22, 1999 (incorporated by reference to Exhibit 99.2 to the February 8-K)

*2.3

Stock Purchase Agreement between The Boeing Company, Hughes Electronics Corporation and Hughes Telecommunications and Space Company for the purchase and sale of the outstanding capital stock of Hughes Space and Communications Company and certain additional outstanding capital stock, dated as of January 13, 2000 (incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K for the year ended December 31, 1999 of Hughes Electronics Corporation (the “1999 10-K”))

*2.4

Stock Purchase Agreement, dated as of April 9, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hughes Electronics Corporation filed April 14, 2003 (the “April 14, 2003 8-K”))

*2.5

Amendment No. 1 to the Stock Purchase Agreement, dated as of April 25, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Hughes Electronics Corporation (Registration No. 105851), filed June 5, 2003 (the “Form S-4”))

*2.6

Amendment No. 2 to the Stock Purchase Agreement, dated as of August 20, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 2.7 to Amendment No. 2 to the Form S-4, filed August 21, 2003 (“Amendment No. 2”))

*2.7

Letter Agreement, dated as of August 15, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, GMH Merger Sub, Inc. and General Motors Corporation (incorporated by reference to Exhibit 2.6 to Amendment No. 2)

*2.8

Agreement and Plan of Merger, dated as of April 9, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, and GMH Merger Sub, Inc. (incorporated by reference to Exhibit 99.3 to the April 14, 2003 8-K)

THE DIRECTV GROUP, INC.

Exhibit Number
*2.9

Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 16, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited and GMH Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 1 to the Form S-4, filed July 24, 2003)

*2.10	Separation Agreement, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.4 to the April 14, 2003 8-K)

*3.1

Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hughes Electronics Corporation, dated December 22, 2003 (the “December 22, 2003 Form 8-K”))

*3.2

Certificate of Ownership and Merger of The DIRECTV Group, Inc. with and into Hughes Electronics Corporation dated March 16, 2004 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., dated March 16, 2004)

*3.3	Amended and Restated By-laws of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated by reference to Exhibit 99.3 to the December 22, 2003 Form 8-K)

**4.1	Specimen form of certificate representing common stock of The DIRECTV Group, Inc.

*4.2

Indenture, dated as of February 1, 2002, by and among PanAmSat Corporation as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and the Bank of New York as Trustee governing the Notes (incorporated by reference to Exhibit 4.8 to PanAmSat’s 2001 Form 10-K)

*4.3

Indenture, dated as of February 28, 2003, by and among DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of Hughes Electronics Corporation, filed on May 8, 2003 (the “March 31, 2003 Form 10-Q”))

*4.4	Form of 8.375% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the March 31, 2003 Form 10-Q)

*10.1

Revolving Credit Agreement (Bridge Facility), dated as of January 5, 2001, among DIRECTV Latin America, LLC, the Banks named therein and Deutsche Bank A.G., New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2000 of Hughes Electronics Corporation)

*10.2

DBS Distribution Agreement between Hughes Communications Galaxy, Inc. and National Rural Telecommunications Cooperative, dated April 10, 1992 (the “DBS Agreement”) (incorporated by reference to Exhibit 10.5 to the Form 10 of Hughes Electronics Corporation, filed August 13, 1999 (the “Form 10”))†

*10.3	Addendum I to the DBS Agreement (incorporated by reference to Exhibit 10.6 to the Form 10)

THE DIRECTV GROUP, INC.

Exhibit Number
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

*10.13

Credit Agreement, dated as of February 25, 2002, between PanAmSat Corporation, Credit Suisse First Boston, Bankers Trust Company, Allied Irish Banks plc, the Governor and Company of the Bank of Scotland, Fuji Bank, Ltd., General Electric Capital Corporation, Industrial Bank of Japan, Societe Generale, The Bank of New York, Metropolitan Life Insurance Company and Credit Industrial et Commercial, as Lenders, Credit Suisse First Boston, as Administrative Agent, Credit Suisse First Boston, as Sole Bookrunner and Sole Lead Arranger, Credit Suisse First Boston and Deutsche Banc Alex Brown, Inc., as Joint Arrangers, Deutsche Banc Alex Brown, Inc., as Syndication Agent, and Societe Generale, as Documentation Agent (incorporated by reference to Exhibit 10.78 to PanAmSat’s 2001 Form 10-K)

*10.14

Intercreditor and Collateral Trust Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, Credit Suisse First Boston, as Administrative Agent, and The Bank of New York, as collateral trustee (incorporated by reference to Exhibit 10.79 to PanAmSat’s 2001 Form 10-K)

THE DIRECTV GROUP, INC.

Exhibit Number
*10.15

Lender Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.80 to PanAmSat’s 2001 Form 10-K)

*10.16

Shared Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.81 to PanAmSat’s 2001 Form 10-K)

*10.17

Second Amendment to Revolving Credit Agreement between Hughes Electronics Corporation and General Motors Acceptance Corporation, dated as of November 26, 2002 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2002 of Hughes Electronics Corporation)

*10.18

Third Amendment to Revolving Credit Agreement between Hughes Electronics Corporation and General Motors Acceptance Corporation, dated as of March 27, 2003 (incorporated by reference to Exhibit 10.1 to the March 31, 2003 Form 10-Q)

*10.19

Credit Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Citicorp North America, Inc., Credit Suisse First Boston and Goldman Sachs Credit Partners L.P., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the March 31, 2003 Form 10-Q)

**10.20	Credit Agreement, dated February 24, 2004, among DIRECTV Latin America, LLC, as Borrower, the Material Subsidiaries of the Borrower Party Hereto, and Hughes Electronics Corporation, as Lender

*10.21

Security Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC, as Assignors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the March 31, 2003 Form 10-Q)

*10.22

Pledge Agreement dated as of March 6, 2003 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Pledgors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the March 31, 2003 Form 10-Q)

THE DIRECTV GROUP, INC.

Exhibit Number

*10.23

Subsidiaries Guaranty, dated as of March 6, 2003, by and among DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the March 31, 2003 Form 10-Q)

*10.24

First Amendment to the Credit Agreement, dated as July 30, 2003, between DIRECTV Holdings LLC, Deutsche Bank Trust Company Americas and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hughes Electronics Corporation filed on August 8, 2003)

*10.25

Amendment No. 1, dated as of June 18, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.78.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of PanAmSat Corporation)

*10.26

Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 5, 2003 (incorporated by reference to Exhibit 10.19 to Amendment No.1 to the Registration Statement on Form S-4 (Registration No. 333-106529) of DIRECTV Holdings LLC filed on August 19, 2003 (the “DIRECTV Form S-4”))

*10.27

First Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 10, 2003 (incorporated by reference to Exhibit 10.20 to the DIRECTV Form S-4)

*10.28

Second Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of September 18, 2003 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. (the “DIRECTV Form 10-Q”)).

*10.29

Complete Restatement of Amended Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117, and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. effective as of August 5, 2003 (incorporated by reference to Exhibit 10.5 to the DIRECTV Form 10-Q)

*10.30

Amendment No. 2, dated as of October 29, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.78.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 of PanAmSat Corporation)

THE DIRECTV GROUP, INC.

Exhibit Number

*10.31

Second Amendment to the Credit Agreement, dated as of March 9, 2004 among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2003 of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc.)

*10.32

Second Amended and Restated Limited Liability Company Agreement of DIRECTV Latin America, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Electronics Corporation filed March 2, 2004 (the “March 2, 2004 8-K”))

**14	Hughes Electronics Corporation Code of Ethics and Business Conduct, adopted January 28, 2004

**21	Subsidiaries of the Registrant as of December 31, 2003

**23	Independent Auditors’ Consent

**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	First Amended Plan of Reorganization of DIRECTV Latin America, LLC Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to the March 2, 2004 8-K)

*99.2

Finding of Facts, Conclusions of Law and Order Confirming First Amended Plan of Reorganization of DIRECTV Latin America, LLC, Under Chapter 11 of the Bankruptcy Code Dated January 7, 2004: Docket No. 529 (incorporated by reference to Exhibit 99.1 to the March 2, 2004 8-K)

*	Incorporated by reference.
**	Filed herewith.
†	Confidential treatment received for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act.

A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to the Company at the address set forth on the front cover, attention General Counsel.

(b) Reports on Form 8-K

Five reports on Form 8-K dated November 17, 2003, November 21, 2003, December 12, 2003, December 22, 2003 and December 22, 2003, reporting matters under Item 5, Other Events, were filed during the quarter ended December 31, 2003. One report on Form 8-K dated October 14, 2003 was submitted to the Securities and Exchange Commission during the quarter ended December 31, 2003, reporting matters under Item 12, Results of Operations and Financial Condition. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 12 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, those reports into a filing under the Securities Act or the Securities Exchange Act.

THE DIRECTV GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF INCOME

(Parent Company Only)

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions)
Operating Costs and Expenses
Selling, general and administrative expenses	$253.6	$58.5	$98.5

Total operating costs and expenses	253.6	58.5	98.5
Operating loss	(253.6)	(58.5)	(98.5)
Interest income	91.6	160.6	173.4
Interest expense	(49.8)	(106.7)	(43.2)
Equity in net losses of subsidiaries	(366.8)	(1,261.6)	(656.7)
Reorganization expense	(7.0)	—	—
Other, net	37.2	524.6	27.0

Loss Before Income Taxes	(548.4)	(741.6)	(598.0)
Income tax (expense) benefit	186.6	(152.2)	(23.6)

Net Loss	$(361.8)	$(893.8)	$(621.6)

CONDENSED BALANCE SHEETS

(Parent Company only)

	December 31,
	2003	2002
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,280.1	$239.0
Accounts and interest receivables from subsidiaries	48.0	27.1
Deferred income taxes	22.1	121.4
Prepaid expenses and other	374.5	90.7

Total Current Assets	1,724.7	478.2
Deferred Income Taxes	91.1	—
Loans Receivable from Subsidiaries	786.2	1,913.8
Investments in Subsidiaries	7,078.7	8,824.3
Other Assets	440.7	216.6

Total Assets	$10,121.4	$11,432.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued liabilities and other	$99.1	$509.5
Current portion of long-term debt	—	506.3

Total Current Liabilities	99.1	1,015.8
Other Liabilities and Deferred Credits	391.2	398.1
Deferred Income Taxes	—	41.9
Commitments and Contingencies
Stockholders’ Equity	9,631.1	9,977.1

Total Liabilities and Stockholders’ Equity	$10,121.4	$11,432.9

Reference should be made to the Notes to the Condensed Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT — (continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(268.7)	$542.3	$(232.3)

Cash Flows from Investing Activities
Net investments in subsidiaries	2,221.7	(160.5)	(997.0)
Net (increase) decrease in loans to subsidiaries	(108.0)	108.3	(194.2)
Purchase of short term investments	(40.3)	—	—
Proceeds from sale of investments	—	—	71.1

Net Cash Provided by (Used in) Investing Activities	2,073.4	(52.2)	(1,120.1)

Cash Flows from Financing Activities
Net increase (decrease) in notes and loans payable	(506.3)	(243.7)	750.0
Debt issuance costs	—	(44.0)	—
Stock options exercised	17.7	7.4	14.5
Special cash dividend paid to General Motors	(275.0)	—	—
Preferred stock dividends paid to General Motors	—	(68.7)	(93.7)
Payment of Raytheon settlement	—	(134.2)	(500.0)

Net Cash Provided by (Used in) Financing Activities	(763.6)	(483.2)	170.8

Net increase (decrease) in cash and cash equivalents	1,041.1	6.9	(1,181.6)
Cash and cash equivalents at beginning of the year	239.0	232.1	1,413.7

Cash and cash equivalents at the end of the year	$1,280.1	$239.0	$232.1

Reference should be made to the Notes to the Condensed Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT — (concluded)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

As discussed in Note 8 of the Notes to the Consolidated Financial Statements, the terms of the DIRECTV Holdings LLC and PanAmSat debt and credit facilities limit DIRECTV Holdings LLC, PanAmSat and their respective subsidiaries from transferring funds to the Company in the form of cash dividends, loans or advances. In the parent company only financial statements, the Company’s investment in subsidiaries is stated at cost, net of equity in earnings (losses) of subsidiaries, since the date of formation/acquisition. As a result, the Company’s interest in the net assets of DIRECTV Holdings LLC and PanAmSat, which total about $2.3 billion and $3.2 billion at December 31, 2003, respectively, are included in “Investments in Subsidiaries” in the accompanying Condensed Balance Sheets of the parent company. The parent company only financial statements should be read in conjunction with the Company’s consolidated financial statements.

On June 11, 2002, the Company contributed to its wholly-owned subsidiary, DIRECTV Holdings LLC, certain programming contracts that it acquired from United States Satellite Broadcasting Company, Inc. in May 1999. On January 1, 2002, the Company contributed the net assets of its Hughes Network Systems division to its wholly-owned subsidiary, HNS. These transactions were accounted for as the transfer of net assets by entities under common control. Accordingly, the parent company financial statements have been prepared as if the transferred net assets had been contributed to DIRECTV and HNS, respectively, prior to the earliest period presented.

Note 2: Loans Receivable from Subsidiaries

Under the Reorganization Plan and/or Contribution Agreement as discussed in Note 16 to the Consolidated Financial Statements, the Company contributed its claims against DLA LLC of approximately $1.4 billion, to the extent not previously discharged in the Chapter 11 proceedings. Accordingly, such amount has been reclassified in the Condensed Balance Sheets of the Parent Company from “Loans Receivable from Subsidiaries” to “Investments in Subsidiaries” as of December 31, 2003.

The $786.2 million of “Loans Receivable from Subsidiaries” at December 31, 2003 represents $104.7 million outstanding under a $300 million senior secured debtor-in-possession financing facility and $681.5 million of intercompany loans to the extent not previously discharged in the Chapter 11 proceedings. In connection with the Reorganization Plan and/or Contribution Agreement, the Company contributed to DLA LLC its investment in and intercompany loans receivable from SurFin and certain LOCs in February 2004. In exchange for these contributions, conversion of the debtor-in-possession financing facility to equity and contribution of equity interests in various LOCs, the Company’s equity interest in the restructured DLA LLC increased from 74.7% to approximately 85.9%.

Note 3: Credit Facilities

See Note 8 of the Notes to the Consolidated Financial Statements.

Note 4: Contingencies

See Note 20 of the Notes to the Consolidated Financial Statements.

Note 5: Preferred Stocks

See Note 11 of the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2003
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(102.4)	$(181.9)	$(80.9	)(a)	$243.3	(b)	$(121.9)
Net investment in sales-type leases (for doubtful receivables)	(10.7)	—	—		1.8	(b)	(8.9)
Inventories (principally for obsolescence of service parts)	(34.5)	(6.7)	—		7.9	(c)	(33.3)

Total Allowances Deducted from Assets	$(147.6)	$(188.6)	$(80.9)		$253.0		$(164.1)

For the Year Ended December 31, 2002
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(113.6)	$(161.2)	$(70.7	)(a)	$243.1	(b)	$(102.4)
Net investment in sales-type leases (for doubtful receivables)	(5.7)	(5.0)	—		—		(10.7)
Inventories (principally for obsolescence of service parts)	(27.1)	(14.5)	(1.9	)(d)	9.0	(c)	(34.5)

Total Allowances Deducted from Assets	$(146.4)	$(180.7)	$(72.6)		$252.1		$(147.6)

For the Year Ended December 31, 2001
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(88.3)	$(188.8)	$(72.4	)(a)	$235.9	(b)	$(113.6)
Net investment in sales-type leases (for doubtful receivables)	(10.3)	—	—		4.6	(b)	(5.7)
Inventories (principally for obsolescence of service parts)	(34.8)	(7.6)	—		15.3	(c)	(27.1)

Total Allowances Deducted from Assets	$(133.4)	$(196.4)	$(72.4)		$255.8		$(146.4)

(a)	Primarily reflects the recovery of accounts previously written-off and increases resulting from acquisitions or consolidation of LOCs previously accounted for under the equity method.
(b)	Primarily relates to accounts written-off.
(c)	Relates to obsolete parts and/or discontinued product lines written-off and reduction in reserves based on physical inventory adjustments.
(d)	Primarily relates to purchase accounting adjustments.

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: March 17, 2004
	By:	/S/ BRUCE B. CHURCHILL
Bruce B. Churchill (Executive Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 17th day of March 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/S/ K. RUPERT MURDOCH (K. Rupert Murdoch)	Chairman of the Board of Directors

/S/ CHASE CAREY (Chase Carey)	Director, President and Chief Executive Officer	}	Principal Executive Officer

/S/ BRUCE B. CHURCHILL (Bruce B. Churchill)	Executive Vice President and Chief Financial Officer	}	Principal Financial Officer

/S/ PATRICK T. DOYLE (Patrick T. Doyle)	Senior Vice President, Treasurer and Controller	}	Principal Accounting Officer

/S/ NEIL R. AUSTRIAN (Neil R. Austrian)	Director

/S/ RALPH F. BOYD, JR (Ralph F. Boyd, Jr.)	Director

/S/ PETER CHERNIN (Peter Chernin)	Director

/S/ JAMES M. CORNELIUS (James M. Cornelius)	Director

/S/ DAVID F. DEVOE (David F. DeVoe)	Director

THE DIRECTV GROUP, INC.

Signature	Title

/S/ EDDY W. HARTENSTEIN (Eddy W. Hartenstein)	Director

/S/ CHARLES R. LEE (Charles R. Lee)	Director

/S/ PETER A. LUND (Peter A. Lund)	Director

/S/ JOHN L. THORNTON (John L. Thornton)	Director

* * *

THE DIRECTV GROUP, INC.

EXHIBIT INDEX

*1.1

Purchase Agreement, dated January 25, 2002, between PanAmSat Corporation, as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen Securities Corporation, as purchasers (incorporated by reference to Exhibit 1.1 to the Annual Report on Form 10-K for the year ended December 31, 2001 of PanAmSat Corporation (“PanAmSat’s 2001 Form 10-K”))

*2.1

Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR Partners L.P., PRIMESTAR MDU, Inc., the stockholders of PRIMESTAR, Inc. and Hughes Electronics Corporation, dated as of January 22, 1999 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of General Motors Corporation filed February 2, 1999 (the “February 8-K”))

*2.2

Asset Purchase Agreement among PRIMESTAR, Inc., PRIMESTAR Partners L.P., Tempo Satellite, Inc., the stockholders of PRIMESTAR, Inc. and Hughes Electronics Corporation dated as of January 22, 1999 (incorporated by reference to Exhibit 99.2 to the February 8-K)

*2.3

Stock Purchase Agreement between The Boeing Company, Hughes Electronics Corporation and Hughes Telecommunications and Space Company for the purchase and sale of the outstanding capital stock of Hughes Space and Communications Company and certain additional outstanding capital stock, dated as of January 13, 2000 (incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K for the year ended December 31, 1999 of Hughes Electronics Corporation (the “1999 10-K”))

*2.4

Stock Purchase Agreement, dated as of April 9, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hughes Electronics Corporation filed April 14, 2003 (the “April 14, 2003 8-K”))

*2.5

Amendment No. 1 to the Stock Purchase Agreement, dated as of April 25, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Hughes Electronics Corporation (Registration No. 105851), filed June 5, 2003 (the “Form S-4”))

*2.6

Amendment No. 2 to the Stock Purchase Agreement, dated as of August 20, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 2.7 to Amendment No. 2 to the Form S-4, filed August 21, 2003 (“Amendment No. 2”))

*2.7

Letter Agreement, dated as of August 15, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, GMH Merger Sub, Inc. and General Motors Corporation (incorporated by reference to Exhibit 2.6 to Amendment No. 2)

*2.8

Agreement and Plan of Merger, dated as of April 9, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, and GMH Merger Sub, Inc. (incorporated by reference to Exhibit 99.3 to the April 14, 2003 8-K)

*2.9

Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 16, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited and GMH Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 1 to the Form S-4, filed July 24, 2003)

THE DIRECTV GROUP, INC.

*2.10	Separation Agreement, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.4 to the April 14, 2003 8-K)

*3.1

Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hughes Electronics Corporation, dated December 22, 2003 (the “December 22, 2003 Form 8-K”))

*3.2

Certificate of Ownership and Merger of The DIRECTV Group, Inc. with and into Hughes Electronics Corporation dated March 16, 2004 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., dated March 16, 2004)

*3.3	Amended and Restated By-laws of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated by reference to Exhibit 99.3 to the December 22, 2003 Form 8-K)

**4.1	Specimen form of certificate representing common stock of The DIRECTV Group, Inc.

*4.2

Indenture, dated as of February 1, 2002, by and among PanAmSat Corporation as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and the Bank of New York as Trustee governing the Notes (incorporated by reference to Exhibit 4.8 to PanAmSat’s 2001 Form 10-K)

*4.3

Indenture, dated as of February 28, 2003, by and among DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of Hughes Electronics Corporation, filed on May 8, 2003 (the “March 31, 2003 Form 10-Q”))

*4.4	Form of 8.375% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the March 31, 2003 Form 10-Q)

*10.1

Revolving Credit Agreement (Bridge Facility), dated as of January 5, 2001, among DIRECTV Latin America, LLC, the Banks named therein and Deutsche Bank A.G., New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2000 of Hughes Electronics Corporation)

*10.2

DBS Distribution Agreement between Hughes Communications Galaxy, Inc. and National Rural Telecommunications Cooperative, dated April 10, 1992 (the “DBS Agreement”) (incorporated by reference to Exhibit 10.5 to the Form 10 of Hughes Electronics Corporation, filed August 13, 1999 (the “Form 10”))†

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

THE DIRECTV GROUP, INC.

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

*10.13

Credit Agreement, dated as of February 25, 2002, between PanAmSat Corporation, Credit Suisse First Boston, Bankers Trust Company, Allied Irish Banks plc, the Governor and Company of the Bank of Scotland, Fuji Bank, Ltd., General Electric Capital Corporation, Industrial Bank of Japan, Societe Generale, The Bank of New York, Metropolitan Life Insurance Company and Credit Industrial et Commercial, as Lenders, Credit Suisse First Boston, as Administrative Agent, Credit Suisse First Boston, as Sole Bookrunner and Sole Lead Arranger, Credit Suisse First Boston and Deutsche Banc Alex Brown, Inc., as Joint Arrangers, Deutsche Banc Alex Brown, Inc., as Syndication Agent, and Societe Generale, as Documentation Agent (incorporated by reference to Exhibit 10.78 to PanAmSat’s 2001 Form 10-K)

*10.14

Intercreditor and Collateral Trust Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, Credit Suisse First Boston, as Administrative Agent, and The Bank of New York, as collateral trustee (incorporated by reference to Exhibit 10.79 to PanAmSat’s 2001 Form 10-K)

*10.15

Lender Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.80 to PanAmSat’s 2001 Form 10-K)

THE DIRECTV GROUP, INC.

*10.16

Shared Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.81 to PanAmSat’s 2001 Form 10-K)

*10.17

Second Amendment to Revolving Credit Agreement between Hughes Electronics Corporation and General Motors Acceptance Corporation, dated as of November 26, 2002 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2002 of Hughes Electronics Corporation)

*10.18

Third Amendment to Revolving Credit Agreement between Hughes Electronics Corporation and General Motors Acceptance Corporation, dated as of March 27, 2003 (incorporated by reference to Exhibit 10.1 to the March 31, 2003 Form 10-Q)

*10.19

Credit Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Citicorp North America, Inc., Credit Suisse First Boston and Goldman Sachs Credit Partners L.P., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the March 31, 2003 Form 10-Q)

**10.20	Credit Agreement, dated as of February 24, 2004, among DIRECTV Latin America, LLC, as Borrower, The Material Subsidiaries of the Borrower Party Hereto, and Hughes Electronics Corporation, as Lender

*10.21

Security Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC, as Assignors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the March 31, 2003 Form 10-Q)

*10.22

Pledge Agreement dated as of March 6, 2003 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Pledgors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the March 31, 2003 Form 10-Q)

*10.23

Subsidiaries Guaranty, dated as of March 6, 2003, by and among DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the March 31, 2003 Form 10-Q)

*10.24

First Amendment to the Credit Agreement, dated as July 30, 2003, between DIRECTV Holdings LLC, Deutsche Bank Trust Company Americas and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hughes Electronics Corporation filed on August 8, 2003)

*10.25

Amendment No. 1, dated as of June 18, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.78.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 of PanAmSat Corporation)

THE DIRECTV GROUP, INC.

*10.26

Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 5, 2003 (incorporated by reference to Exhibit 10.19 to Amendment No.1 to the Registration Statement on Form S-4 (Registration No. 333-106529) of DIRECTV Holdings LLC filed on August 19, 2003 (the “DIRECTV Form S-4”))

*10.27

First Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 10, 2003 (incorporated by reference to Exhibit 10.20 to the DIRECTV Form S-4)

*10.28

Second Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of September 18, 2003 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. (the “DIRECTV Form 10-Q”)).

*10.29

Complete Restatement of Amended Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117, and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. effective as of August 5, 2003 (incorporated by reference to Exhibit 10.5 to the DIRECTV Form 10-Q)

*10.30

Amendment No. 2, dated as of October 29, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.78.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 of PanAmSat Corporation)

*10.31

Second Amendment to the Credit Agreement, dated as of March 9, 2004 among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2003 of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc.)

*10.32

Second Amended and Restated Limited Liability Company Agreement of DIRECTV Latin America, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Electronics Corporation filed March 2, 2004 (the “March 2, 2004 8-K”))

**14	Hughes Electronics Corporation Code of Ethics and Business Conduct, adopted January 28, 2004

**21	Subsidiaries of the Registrant as of December 31, 2003

**23	Independent Auditors’ Consent

**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

THE DIRECTV GROUP, INC.

*99.1	First Amended Plan of Reorganization of DIRECTV Latin America, LLC Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to the March 2, 2004 8-K)

*99.2

Finding of Facts, Conclusions of Law and Order Confirming First Amended Plan of Reorganization of DIRECTV Latin America, LLC, Under Chapter 11 of the Bankruptcy Code Dated January 7, 2004: Docket No. 529 (incorporated by reference to Exhibit 99.1 to the March 2, 2004 8-K)

*	Incorporated by reference.
**	Filed herewith.
†	Confidential treatment received for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act.

A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to the Company at the address set forth on the front cover, attention General Counsel.