Form 10-Q
period 2004-03-31
DIRECTV GROUP INC
filed 2004-05-06
CIK 944868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 3, 2004, the registrant had 1,384,424,093 shares of common stock outstanding.

THE DIRECTV GROUP, INC.

THE DIRECTV GROUP, INC.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Revenues
Direct broadcast and other services	$2,287.9	$1,916.3
Product sales	222.8	145.5

Total Revenues	2,510.7	2,061.8

Operating Costs and Expenses, Exclusive of Depreciation and Amortization Expenses Shown Separately Below
Broadcast programming and other costs	1,263.0	1,060.5
Cost of products sold	200.8	158.0
Selling, general and administrative expenses	951.3	686.3
Depreciation and amortization	186.9	187.8

Total Operating Costs and Expenses	2,602.0	2,092.6

Operating Loss	(91.3)	(30.8)
Interest income	5.9	3.2
Interest expense	(23.3)	(43.1)
Reorganization income (expense)	45.2	(6.9)
Other, net	391.6	(28.1)

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	328.1	(105.7)
Income tax (expense) benefit	(147.6)	35.4
Minority interests in net earnings of subsidiaries	(2.7)	(1.7)

Income (loss) from continuing operations before cumulative effect of accounting change	177.8	(72.0)
Income (loss) from discontinued operations, net of taxes	(27.5)	21.4
Loss on sale of discontinued operations, net of taxes	(478.6)	(0.3)

Loss before cumulative effect of accounting change	(328.3)	(50.9)
Cumulative effect of accounting change, net of taxes	(310.5)	—

Net Loss	$(638.8)	$(50.9)

Basic and Diluted Loss Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.13	$(0.05)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.01
Loss on sale of discontinued operations, net of taxes	(0.35)	—
Cumulative effect of accounting change, net of taxes	(0.22)	—

Net Loss	$(0.46)	$(0.04)

Weighted average number of common shares outstanding (in millions)—Basic	1,384.0	1,381.9

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(Dollars in Millions, Except Per Share Amounts)
ASSETS
Current Assets
Cash and cash equivalents	$1,440.0	$1,752.1
Accounts and notes receivable, net of allowances of $115.8 and $115.6	911.9	918.5
Contracts in process	54.5	69.7
Inventories, net	287.5	271.1
Prepaid expenses and other	621.9	1,028.0
Assets of business held for sale	5,471.4	6,291.1

Total Current Assets	8,787.2	10,330.5
Satellites, net of accumulated depreciation of $448.4 and $427.5	2,493.9	2,408.2
Property, net of accumulated depreciation of $2,224.6 and $2,125.7	1,766.3	1,812.3
Goodwill, net	3,034.9	3,035.0
Intangible Assets, net	550.0	568.5
Investments and Other Assets	629.7	823.5

Total Assets	$17,262.0	$18,978.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,022.5	$1,379.2
Deferred revenues	183.3	170.3
Short-term borrowings and current portion of long-term debt	230.7	226.2
Accrued liabilities and other	890.6	943.3
Liabilities of business held for sale	2,632.4	3,092.1

Total Current Liabilities	4,959.5	5,811.1
Long-Term Debt	2,408.1	2,434.8
Other Liabilities and Deferred Credits	885.5	832.7
Deferred Income Taxes	163.8	216.6
Commitments and Contingencies
Minority Interests	101.8	51.7
Stockholders’ Equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 1,384,121,278 shares and 1,383,649,451 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	10,799.1	10,817.5
Retained earnings (deficit)	(2,027.7)	(1,388.9)

Subtotal Stockholders’ Equity	8,771.4	9,428.6

Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	(48.8)	(48.8)
Accumulated unrealized gains on securities and derivatives	36.9	271.4
Accumulated foreign currency translation adjustments	(16.2)	(20.1)

Total Accumulated Other Comprehensive Income (Loss)	(28.1)	202.5

Total Stockholders’ Equity	8,743.3	9,631.1

Total Liabilities and Stockholders’ Equity	$17,262.0	$18,978.0

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in Millions)
Cash Flows From Operating Activities
Income (loss) from continuing operations before cumulative effect of accounting change	$177.8	$(72.0)
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of accounting change to net cash provided by (used in) operating activities
Depreciation and amortization	186.9	187.8
Equity losses from unconsolidated affiliates	—	22.6
Net gain from sale of investments	(391.7)	(1.1)
Net unrealized loss on investments	—	5.3
Loss on disposal of assets	13.4	5.7
Deferred income taxes and other	32.0	(14.4)
Change in other operating assets and liabilities
Accounts and notes receivable	7.1	31.6
Inventories	(16.4)	(59.8)
Prepaid expenses and other	(5.1)	(29.1)
Accounts payable	(356.7)	108.7
Accrued liabilities	(51.7)	5.7
Other	53.4	(10.5)

Net Cash Provided by (Used in) Operating Activities	(351.0)	180.5

Cash Flows From Investing Activities
Investment in companies	—	(10.8)
Purchase of short-term investments	(3.1)	—
Expenditures for property	(107.8)	(70.4)
Expenditures for satellites	(106.6)	(84.0)
Proceeds from sale of investments	257.8	3.8
Other	1.8	—

Net Cash Provided by (Used in) Investing Activities	42.1	(161.4)

Cash Flows From Financing Activities
Net increase (decrease) in short-term borrowings	6.3	(509.9)
Long-term debt borrowings	—	2,625.0
Repayment of long-term debt	(12.7)	(18.1)
Debt issuance costs	(1.9)	(61.8)
Stock options exercised	5.1	0.1

Net Cash Provided by (Used in) Financing Activities	(3.2)	2,035.3

Net cash provided by (used in) continuing operations	(312.1)	2,054.4
Net cash used in discontinued operations	—	(56.0)

Net increase (decrease) in cash and cash equivalents	(312.1)	1,998.4
Cash and cash equivalents at beginning of the period	1,752.1	344.6

Cash and cash equivalents at end of the period	$1,440.0	$2,343.0

Supplemental Cash Flow Information
Interest paid	$56.4	$25.5
Income taxes paid	12.2	6.8

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The DIRECTV Group, Inc. (the “Company”) is a world-leading provider of digital television entertainment and broadband satellite networks and services. On March 16, 2004, the Company changed its corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. Effective on March 17, 2004, the Company’s ticker symbol on the New York Stock Exchange was changed from “HS” to “DTV.” The name of the Company was changed to better reflect the Company’s commitment to building its business around the DIRECTV businesses and has no impact on the Company’s common stock or the rights of stockholders.

On December 22, 2003, General Motors Corporation (“GM”), the Company and The News Corporation Limited (“News Corporation”) completed a series of transactions that resulted in the split-off of the Company from GM and the simultaneous sale of GM’s 19.8% interest in the Company to News Corporation. GM split-off the Company by distributing the Company’s common stock to the holders of the GM Class H common stock in exchange for their GM Class H common shares on a one-for-one basis. The Company paid to GM a special cash dividend of $275.0 million in connection with the transactions. Immediately after the split-off, News Corporation acquired an additional 14.2% of the outstanding common stock of the Company from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of the outstanding common stock of the Company. Upon completing these transactions, News Corporation transferred its 34% interest in the Company to its 82% owned subsidiary, Fox Entertainment Group, Inc. For further information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2004.

On April 20, 2004, the Company and PanAmSat Corporation (“PanAmSat”) announced the signing of a definitive agreement that, subject to the satisfaction of the conditions described in that agreement, provides for the sale of the Company’s approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) for about $2.84 billion in cash. The Company recorded the expected loss on this transaction of $478.6 million, net of a tax benefit of $291.0 million, in the quarter ended March 31, 2004, as a charge to “Loss on sale of discontinued operations, net of taxes” in the Consolidated Statements of Income. The loss amount includes an estimate of direct costs associated with the transaction and retention of certain tax liabilities for which the Company has agreed to indemnify PanAmSat. Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat, which formerly comprised the Satellite Services segment, have been excluded from the Company’s results from continuing operations for all periods presented herein. Consequently, the financial results of PanAmSat are presented in the Company’s Consolidated Statements of Income in a single line item entitled “Income (loss) from discontinued operations, net of taxes” and the related assets and liabilities are presented in the Consolidated Balance Sheets in line items entitled “Assets of business held for sale” and “Liabilities of business held for sale.” See Note 12 for further discussion.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 17, 2004 and all other filings by the Company, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Beginning on January 1, 2004, the Company allocates pension and other postretirement benefit expenses to its subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

Note 2. Accounting Changes

Subscriber Acquisition, Retention and Upgrade Costs

Effective January 1, 2004, the Company changed its method of accounting for subscriber acquisition, retention and upgrade costs. Previously, a portion of these costs were deferred, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. The Company now expenses all subscriber acquisition, retention and upgrade costs as incurred. The Company determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding of the Company’s reported results for investors. As a result of the change, the deferred subscriber acquisition cost balance of $503.9 million that was included in “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2003 was expensed as a cumulative effect of accounting change on January 1, 2004. The amount of the cumulative effect was $310.5 million, net of taxes. The change in method of accounting (exclusive of the cumulative effect of accounting change) had the effect of increasing operating costs by $59.8 million for the three months ended March 31, 2004. Had the new method of accounting been applied during the comparable period in 2003, operating costs would have increased by $12.5 million.

The following table sets forth the Company’s income (loss) from continuing operations before cumulative effect of accounting change and net loss on a pro forma basis as if the change in accounting for subscriber acquisition, retention and upgrade costs had been applied retroactively:

	Three Months Ended March 31,
	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Reported income (loss) from continuing operations before cumulative effect of accounting change	$177.8	$(72.0)
Reported basic and diluted earnings (loss) per common share	0.13	(0.05)
Pro forma income (loss) from continuing operations	177.8	(79.7)
Pro forma basic and diluted earnings (loss) per common share	0.13	(0.06)

Reported net loss	$(638.8)	$(50.9)
Reported basic and diluted loss per common share	(0.46)	(0.04)
Pro forma net loss	(328.3)	(58.6)
Pro forma basic and diluted loss per common share	(0.24)	(0.04)

Revenue Recognition

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not have a significant impact on the Company’s consolidated results of operations or financial position.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity (“VIE”) where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. The Company applied this interpretation beginning on July 1, 2003 for entities created prior to February 1, 2003. The Company determined that the partially-owned local operating companies (“LOCs”) providing DIRECTV® programming services in Venezuela and Puerto Rico, of which the Company owned 19.5% and 40.0%, respectively, were VIEs. As a result, on July 1, 2003, the Company began consolidating the Venezuelan and Puerto Rican LOCs resulting in an increase in total assets of $55.1 million, which included $29.1 million of cash. The adoption of FIN 46 resulted in the Company recording an after-tax charge of $64.6 million to cumulative effect of accounting change in the Consolidated Statements of Income on July 1, 2003.

Prior to July 1, 2003, the Company accounted for its investments in the Venezuelan and Puerto Rican LOCs under the equity method of accounting and, through June 30, 2003, reflected approximately 75.0% of their net income or loss in “Other, net” in the Consolidated Statements of Income due to the accumulation of net losses in excess of other investors’ investments.

Stock-Based Compensation

On January 1, 2003, the Company adopted the fair value based method of accounting for stock-based employee compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period. The Company elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the Consolidated Statements of Income for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003.

All outstanding options to purchase GM Class H common stock were converted to options to acquire the Company’s common stock as a result of the completion of the News Corporation transactions on December 22, 2003. Under SFAS No. 123, the conversion was considered a modification of all outstanding options, and accordingly, all options are accounted for under the fair value based method subsequent to the completion of the News Corporation transactions.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards for the periods presented:

	Three Months Ended March 31,
	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Reported net loss	$(638.8)	$(50.9)
Add: Stock compensation cost, net of taxes, included in net loss	5.6	0.8
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(5.6)	(31.5)

Pro forma net loss	$(638.8)	$(81.6)

Basic and diluted net loss per common share:
Reported net loss per common share	$(0.46)	$(0.04)
Pro forma net loss per common share	(0.46)	(0.06)

The pro forma amounts for compensation cost are not indicative of the amounts that will be reported in future periods.

Note 3. Inventories

The following table sets forth the amounts recorded for inventories, net, as of the periods presented:

	March 31, 2004	December 31, 2003
	(Dollars in Millions)
Productive material and supplies	$42.2	$64.2
Work in process	71.8	81.8
Finished goods	195.3	158.4

Total	309.3	304.4
Less provision for excess or obsolete inventory	21.8	33.3

Inventories, net	$287.5	$271.1

Note 4. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by reporting unit for the three months ended March 31, 2004 were as follows:

	Direct- To-Home Broadcast	Network Systems	Total
	(Dollars in Millions)
Balance as of December 31, 2003	$3,031.7	$3.3	$3,035.0
Other	—	(0.1)	(0.1)

Balance as of March 31, 2004	$3,031.7	$3.2	$3,034.9

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	March 31, 2004			December 31, 2003
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
Subscriber Base	2	220.0	214.3	5.7	220.0	198.1	21.9
Dealer Network	12	130.0	36.9	93.1	130.0	34.6	95.4
Intangible Pension Asset	—	18.8	—	18.8	18.8	—	18.8

Total Intangible Assets		$831.8	$281.8	$550.0	$831.8	$263.3	$568.5

Amortization expense for intangible assets was $18.5 million for each of the three month periods ended March 31, 2004 and 2003.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $12.6 million in the remainder of 2004; $9.2 million in 2005; $9.2 million in 2006; $9.2 million in 2007; $9.2 million in 2008; and $49.4 million thereafter.

Note 5. Investments

On January 28, 2004, the Company sold 10,000,000 shares of XM Satellite Radio Holdings, Inc. (“XM Satellite Radio”) common stock for $254.4 million. On March 25, 2004, the Company sold its remaining 9,014,843 shares of XM Satellite Radio common stock for $223.1 million. As a result of these transactions, the Company recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in “Other, net” in the Consolidated Statements of Income. The $223.1 million of proceeds from the March 25, 2004 sale was not received until April 1, 2004 and was therefore included in “Prepaid expenses and other” in the Consolidated Balance Sheets as of March 31, 2004.

Note 6. Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at March 31, 2004	March 31, 2004	December 31, 2003
	(Dollars in Millions)
Short-term borrowings	5.00%-16.00%	$19.7	$10.6
Current portion of long-term debt	3.397%	211.0	215.6

Total short-term borrowings and current portion of long-term debt		$230.7	$226.2

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Long-Term Debt

	Interest Rates at March 31, 2004	March 31, 2004	December 31, 2003
		(Dollars in Millions)
Notes payable	8.375%	$1,400.0	$1,400.0
Credit facilities	3.397%	1,212.8	1,225.0
Other debt	4.82%-12.10%	6.3	25.4

Total debt		2,619.1	2,650.4
Less current portion		211.0	215.6

Total long-term debt		$2,408.1	$2,434.8

Overview.    During the first quarter of 2003, DIRECTV Holdings LLC and its subsidiaries (“DIRECTV U.S.”) raised approximately $2,625.0 million of cash through the issuance of $1,400.0 million of senior notes and $1,225.0 million of borrowings under the Term Loan portion of the senior secured credit facilities described more fully below. The Company used a portion of these proceeds to repay the $506.3 million outstanding principal balance plus accrued interest under a prior credit facility agreement, which was then terminated.

Notes Payable.    DIRECTV U.S.’ $1,400.0 million in registered senior notes are due in 2013 and bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually. The senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV U.S.’ domestic subsidiaries (other than DIRECTV Financing Co., Inc.).

The fair value of DIRECTV U.S.’ senior notes was approximately $1,596.0 million at March 31, 2004 based on quoted market prices.

Credit Facilities.    DIRECTV U.S.’ senior secured credit facilities consist of a $1,225.0 million Term Loan, of which $1,212.8 million was outstanding as of March 31, 2004, and a $250.0 million revolving credit facility, which was undrawn as of March 31, 2004. DIRECTV U.S. is required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. Borrowings under the Term Loan bore interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.75%, until it was replaced in March 2004 with a new Term Loan with substantially identical terms except that the interest rate was reduced to LIBOR plus 2.25%, which may be increased or decreased under certain conditions. The Term Loan matures in 2010 and the revolving credit facility matures in 2008.

Principal payments under the Term Loan are due primarily in 2008 to 2010. However, at each year end DIRECTV U.S. may be required to make a computation of excess cash flows for the year, as defined by the senior secured credit facilities agreement, which could result in DIRECTV U.S. making a prepayment under the Term Loan. As a result, based upon the calculated excess cash flows at December 31, 2003, DIRECTV U.S. was required to make a prepayment of $201.0 million under the Term Loan on April 15, 2004.

The revolving portion of the senior secured credit facilities is available to fund DIRECTV U.S.’ working capital and other requirements. The senior secured credit facilities are secured by substantially all of DIRECTV U.S.’ assets and is fully and unconditionally guaranteed, jointly and severally, by all of DIRECTV U.S.’ domestic subsidiaries.

The Company’s short-term borrowings, notes payable, credit facilities and other borrowings mature as follows: $218.3 million in the remainder of 2004; $13.3 million in 2005; $14.1 million in 2006; $11.9 million in

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2007; $252.9 million in 2008; and $2,128.3 million thereafter. However, these amounts do not reflect potential prepayments that may be required under DIRECTV U.S.’ senior secured credit facilities.

Covenants and Restrictions.    The senior secured credit facilities require DIRECTV U.S. to maintain certain financial covenants. The senior notes and the senior secured credit facilities also include covenants that restrict DIRECTV U.S.’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends to the Company or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than DIRECTV U.S.’ current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of DIRECTV U.S.’ assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes) and (xi) make capital expenditures. Should DIRECTV U.S. fail to comply with its covenants, all or a portion of the borrowings under the senior notes and senior secured credit facilities could become immediately payable. At March 31, 2004, DIRECTV U.S. was in compliance with all such covenants.

As of March 31, 2004, restricted cash of $46.7 million was included as part of “Prepaid expenses and other” in the Consolidated Balance Sheets. The $46.7 million was deposited to secure certain letters of credit and obligations of the Company and the Company’s majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

Note 7. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2004	2003	2004	2003
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the period	$7.0	$5.8	$0.1	$0.1
Interest accrued on benefits earned in prior periods	8.7	8.9	0.3	0.5
Expected return on assets	(7.6)	(8.1)	—	—
Amortization components
Amount resulting from changes in plan provisions	2.1	0.6	—	—
Net amount resulting from changes in plan experience and actuarial assumptions	0.6	1.1	—	—

Subtotal	10.8	8.3	0.4	0.6
Other costs
Settlement costs	14.8	—	—	—
Contractual termination benefit costs	9.4	—	—	—

Net periodic benefit cost	$35.0	$8.3	$0.4	$0.6

The settlement costs and contractual termination benefit costs recognized during the first quarter of 2004 are attributable to benefits provided to participants of the contributory plan who were terminated as part of headcount reductions following the completion of the News Corporation transactions. See Note 10 for additional information.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected to contribute approximately $17.5 million and $31.2 million to its qualified and nonqualified pension plans, respectively, in 2004. During the three months ended March 31, 2004, the Company contributed $16.2 million to its nonqualified pension plan. Currently, the Company expects to contribute approximately $17.5 million and $15.0 million to its qualified and nonqualified pension plans, respectively, in the remainder of 2004.

Note 8. Commitments and Contingencies

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against the Company arising in the ordinary course of business. The Company has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require the Company to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2004. After discussion with counsel representing the Company in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.

DIRECTV U.S. filed suit on June 22, 2001 against Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., which are referred to collectively in this paragraph as the Defendants. The lawsuit sought to recover approximately $52 million, which was substantially reserved for as of March 31, 2004, excluding interest, that Defendants owe DIRECTV U.S. under the parties’ Seamless Marketing Agreement, which provided for reimbursement to DIRECTV U.S. of certain costs that resulted from new subscriber activations in Defendants’ territory. On April 14, 2004, the jury returned a verdict awarding DIRECTV U.S. $51.5 million in damages against the Defendants as a result of the Defendants’ breach of the agreement. The court will separately consider DIRECTV U.S.’ request for prejudgment interest in the amount of $12.6 million.

Satellites

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

The Company uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers. The Company generally relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on the Company’s ability to provide service. Where insurance costs related to satellite

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

components or systems that have suffered anomalies in the past are prohibitive, the Company’s insurance policies contain coverage exclusions and the Company is not insured for certain other satellites. At March 31, 2004, the net book value of satellites that were insured with coverage exclusions amounted to $664.4 million, all of which relates to satellites owned by PanAmSat, and the net book value of the satellites that were not insured was $1,034.1 million, $659.4 million of which relates to satellites owned by PanAmSat. Amounts for satellites owned by PanAmSat are included in “Assets of business held for sale” in the Consolidated Balance Sheets.

The agreement to sell the Company’s interest in PanAmSat may be terminated by the purchaser, KKR, if, among other things, there is a total loss of any one of certain specifically identified satellites in PanAmSat’s fleet, including satellites under construction and not yet launched, prior to the close of the transaction. Recent satellite anomalies at PanAmSat are described below.

On April 2, 2004, PanAmSat announced that it would de-orbit its PAS-6 satellite, one of its in-orbit international spares, due to a failure in the satellite’s power system. As a result of this event, PanAmSat recorded a $63.3 million after-tax charge in the first quarter of 2004, which is included in “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Income.

On July 31, 2003, PanAmSat filed a proof of loss under the insurance policy for one of its Boeing Satellite Systems, Inc. (“Boeing”) model 601 HP spacecraft after the secondary Xenon-Ion Propulsion Systems ceased working. During 2003, PanAmSat reached an agreement with all but one of the insurers and received $102.6 million in proceeds. In March 2004, PanAmSat reached an agreement with the last insurer of the satellite and received $26.9 million in proceeds.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft for constructive total losses based on degradation of the solar panels. On December 29, 2003, PanAmSat reached a settlement with its insurers for payment to PanAmSat of $260.0 million. PanAmSat received the $260.0 million settlement amount during the first quarter of 2004 and plans on using these proceeds to replace existing satellites over the next several years.

The availability and use of the $26.9 million and $260.0 million of proceeds from the PanAmSat insurance claims, which are included in “Assets of business held for sale” on the Consolidated Balance Sheets, are restricted by PanAmSat’s credit facilities, which generally permit the use of such funds for capital expenditures.

As part of an arrangement with Telesat Canada (“Telesat”), a Canadian telecommunications and broadcast services company, DIRECTV U.S. agreed to provide Telesat the use of the DIRECTV 3 satellite, which is currently used as an in-orbit spare, through the end of its useful life and in return, Telesat agreed to allow DIRECTV U.S. the use of its 72.5 degrees west longitude (“WL”) Canadian orbital location. This arrangement is contingent upon Federal Communications Commission (“FCC”) approval. Assuming FCC approval for DIRECTV U.S.’ use of 72.5 WL, DIRECTV 7S, which was launched on May 4, 2004, will replace DIRECTV 5 at 119 WL, and DIRECTV 5, or a similar satellite, will be relocated to 72.5 WL and used to provide additional local channels and other programming in the U.S. through 2008. If the FCC grants approval, DIRECTV 3 will be used by Telesat in a Canadian orbital location. If DIRECTV U.S. is successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $75.0 million at March 31, 2004, will be reclassified as an intangible asset and amortized over the life of DIRECTV U.S.’ right to use 72.5 WL. However, if DIRECTV U.S. is unsuccessful in obtaining FCC approval to use 72.5 WL, DIRECTV U.S. will be required to immediately expense the net book value of DIRECTV 3.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Other Contingencies

As of March 31, 2004, the Company was contingently liable under standby letters of credit and bonds in the aggregate amount of $45.8 million, which were undrawn at March 31, 2004.

Commitments

At March 31, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $414.9 million, payable as follows: $134.2 million in the remainder of 2004, $119.1 million in 2005, $65.0 million in 2006, $38.9 million in 2007, $30.3 million in 2008 and $27.4 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expense under operating leases, net of sublease income, was $14.0 million and $14.8 million for the three months ended March 31, 2004 and 2003, respectively.

The Company has minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, manufacturer subsidies agreements, telemetry, tracking and control services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. As of March 31, 2004, minimum payments over the terms of applicable contracts are anticipated to be approximately $2,944.1 million, payable as follows: $459.7 million in the remainder of 2004, $497.4 million in 2005, $655.9 million in 2006, $796.9 million in 2007, $528.6 million in 2008 and $5.6 million thereafter.

Note 9. Related-Party Transactions

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell broadcast programming, telecommunication services, advertising, equipment and inventory. Transactions entered into with GM and its affiliates prior to December 23, 2003 were considered related-party transactions. Other related parties include DIRECTV Latin America, LLC’s (“DLA LLC”) Puerto Rican and Venezuelan LOCs until their consolidation with the Company on July 1, 2003. As a result of the completion of the News Corporation transactions, beginning on December 23, 2003, News Corporation and its affiliates are considered related parties.

The following table summarizes revenues and costs and expenses included in the Consolidated Statements of Income for transactions with News Corporation and its affiliates:

Three Months Ended March 31, 2004
(Dollars in Millions)
Revenues	$1.6
Operating costs and expenses	77.9

The following table sets forth the amount of assets and liabilities resulting from transactions with related parties:

	March 31, 2004	December 31, 2003
	(Dollars in Millions)
Accounts receivable	$0.1	$0.5
Accounts payable	79.9	75.1

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

DIRECTV U.S. and NDS Limited (“NDS”), a 78% owned subsidiary of News Corporation, entered into a six year agreement effective March 1, 2004 for the provision of conditional access products and services, including system access cards, a key component of the access security system in DIRECTV set-top boxes. NDS will be the exclusive provider of system access cards and conditional access services for DIRECTV U.S. and will be responsible for developing new system access cards for introduction periodically during the term of the agreement. The contract can be extended for two additional one year periods at the sole discretion of DIRECTV U.S.

Note 10. Severance and Retention Costs

During the first quarter of 2004, the Company announced the reduction of corporate office headcount by over half as a result of a plan to consolidate corporate and DIRECTV U.S. support functions. There were also additional headcount reductions at DIRECTV U.S. and at DLA LLC, subsequent to its emergence from bankruptcy. As a result, during the first quarter of 2004, the Company recorded a charge of about $41.9 million to “Selling, general and administrative expenses” in the Consolidated Statements of Income, comprised of $17.7 million in severance costs and $24.2 million of related costs under the Company’s pension benefit plans. DLA LLC expects to record an additional expense of $6.9 million during the remainder of 2004 related to severance benefits to be paid to employees who have been asked to continue providing services for periods ranging from three to twelve months. Substantially all of the severance benefits will be paid during 2004.

As a result of the completion of the News Corporation transactions on December 22, 2003, certain employees of the Company are expected to earn about $36.0 million in retention benefits during the 12 month period subsequent to the completion of the transactions. During the quarter ended March 31, 2004, the Company recorded an expense of $11.6 million related to these benefits to “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Note 11. DLA LLC Reorganization

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On February 13, 2004, the Bankruptcy Court confirmed DLA LLC’s Plan of Reorganization (the “Reorganization Plan”), which became effective on February 24, 2004.

Also, effective February 24, 2004, the Company made a contribution of certain claims, loans, equity and other interests in LOCs selling the DIRECTV service in Latin America, and converted certain debt into equity, which increased the Company’s equity interest in the restructured DLA LLC from 74.7% to approximately 85.9%. Darlene Investments, LLC (“Darlene”), which also contributed its equity and other interests in various LOCs, holds the remaining approximately 14.1% equity interest in the restructured DLA LLC. The restructuring in bankruptcy and the contributions by the Company and Darlene provided DLA LLC with direct control of DIRECTV Latin America’s most significant LOCs and assets. As the LOCs were being consolidated prior to the contributions, the net result of these transactions was an increase in minority interests of $47.3 million.

Reorganization income (expense) reported in the Company’s Consolidated Statements of Income was $45.2 million and ($6.9) million for the quarters ended March 31, 2004 and 2003, respectively. Reorganization income for the quarter ended March 31, 2004 includes a $63.4 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the reorganization. Cash payments of $199.7 million were made during the quarter ended March 31, 2004, including payments made to

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Grupo Clarín S.A. (“Clarin”) and Raven Media, an affiliate of Clarin, to settle claims made by each during the bankruptcy proceedings.

The DLA LLC Second Amended and Restated Limited Liability Company Agreement (the “DLA LLC Agreement”), as amended in February 2004, provides Darlene the right to require the Company to purchase all of Darlene’s equity interests in DLA LLC for $200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that the Company has the right to require Darlene to sell all of its equity interests in DLA LLC to the Company for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if there is a combination of the business or operations of DLA LLC with substantially all of the direct-to-home satellite business or operations of Sky Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement. For further information, see the Company’s Current Report on Form 8-K dated February 24, 2004 and filed with the SEC on March 2, 2004.

Note 12. Discontinued Operations

PanAmSat

On April 20, 2004, the Company and PanAmSat announced the signing of a definitive agreement that provides for the sale of the Company’s approximately 80.4% interest in PanAmSat to an affiliate of KKR for about $2.84 billion in cash. The Company recorded the expected loss on this transaction of $478.6 million, net of a tax benefit of $291.0 million, in the quarter ended March 31, 2004, as a charge to “Loss on sale of discontinued operations, net of taxes” in the Consolidated Statements of Income. The loss amount includes an estimate of direct costs associated with the transaction and retention of certain tax liabilities for which the Company has agreed to indemnify PanAmSat. The transaction, which has been approved by the boards of directors of the Company and PanAmSat, is subject to satisfaction of the conditions described in that agreement, including, among others, applicable U.S. and foreign regulatory approvals and approval by the stockholders of PanAmSat. The transaction is expected to be completed in the second half of 2004, at which time the Company will receive the $2.84 billion in cash. The agreement may be terminated at the option of KKR if, among other things, there is a total loss of any one of certain specifically identified satellites in PanAmSat’s fleet, including satellites under construction and not yet launched, prior to the close of the transaction. Total loss per the agreement is defined as a satellite that is lost or destroyed or its actual operational capability is less than 50% of its stated operational capability.

Operating results of the discontinued operations of PanAmSat are as follows:

	Three Months Ended March 31,
	2004	2003
	(Dollars in Millions)
Revenues	$205.4	$199.8

Income (loss) before income taxes	$(60.0)	$42.0
Income tax benefit (expense)	28.1	(11.1)
Minority interests and other	4.4	(9.5)

Net income (loss) from discontinued operations, net of taxes	$(27.5)	$21.4

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The carrying amounts of major classes of assets and liabilities for the discontinued operations of PanAmSat are as follows:

	March 31, 2004	December 31, 2003
	(Dollars in Millions)
Total current assets	$745.9	$938.4
Satellites and other property, net	2,159.5	2,362.5
Goodwill, net	1,999.5	2,748.6
Total assets	5,471.4	6,291.1
Total current liabilities	396.1	155.8
Long-term debt	1,420.6	1,696.5
Other liabilities and deferred credits	296.8	273.3
Minority interests	537.4	540.6
Total liabilities	2,632.4	3,092.1

DIRECTV Broadband

On February 28, 2003, DIRECTV Broadband, Inc. (“DIRECTV Broadband”) completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, the Company recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During 2003, the accrual was reduced due to the favorable settlement of certain contractual commitments by recording a gain of $1.6 million, net of taxes, to discontinued operations. As of March 31, 2004, $1.0 million of accruals were remaining.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat and DIRECTV Broadband have been excluded from the Company’s results from continuing operations for all periods presented herein. Consequently, the financial results for PanAmSat and DIRECTV Broadband are presented in the Consolidated Statements of Income in a single line item entitled “Income (loss) from discontinued operations, net of taxes” and the related assets and liabilities of PanAmSat are presented in the Consolidated Balance Sheets in line items entitled “Assets of business held for sale” and “Liabilities of business held for sale.” The net cash flows used by DIRECTV Broadband are presented in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

Note 13. Earnings (Loss) Per Common Share

Basic Earnings (Loss) Per Common Share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS considers the effect of common equivalent shares, which are excluded from the computation in loss periods as their effect would be antidilutive. The Company’s existing common equivalent shares consist entirely of common stock options and restricted stock units issued to employees.

For purposes of calculating EPS, the weighted average number of common shares outstanding is calculated using the number of the Company’s common shares outstanding during the three months ended March 31, 2004 and the number of shares in the GM Class H Dividend Base during the three months ended March 31, 2003. The GM Class H Dividend Base is equal to the number of shares of GM Class H common stock which, if issued and outstanding, would have represented 100% of the tracking stock interest in the earnings of the Company. GM

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Class H common stock was a “tracking stock” of GM designed to provide holders with financial returns based on the financial performance of the Company. Holders of GM Class H common stock had no direct rights in the equity or assets of the Company, but rather had rights in the equity and assets of GM (which included 100% of the stock of the Company).

The following table sets forth comparative information regarding common shares outstanding based on the number of the Company’s common shares outstanding during the three months ended March 31, 2004 and the number of shares in the GM Class H Dividend Base during the three months ended March 31, 2003:

	Three Months Ended March 31,
	2004	2003
	(Shares in Millions)
Common shares outstanding at January 1	1,383.6	1,381.9
Increase for stock options exercised and other	0.5	—

Common shares outstanding at March 31	1,384.1	1,381.9

Weighted average number of common shares outstanding	1,384.0	1,381.9

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income (Loss)	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended March 31, 2004:
Basic EPS
Income from continuing operations before cumulative effect of accounting change	$177.8	1,384.0	$0.13
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5.9	—

Diluted EPS
Adjusted income from continuing operations before cumulative effect of accounting change	$177.8	1,389.9	$0.13

Three Months Ended March 31, 2003:
Basic EPS
Loss from continuing operations before cumulative effect of accounting change	$(72.0)	1,381.9	$(0.05)
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	—	—

Diluted EPS
Adjusted loss from continuing operations before cumulative effect of accounting change	$(72.0)	1,381.9	$(0.05)

For the three months ended March 31, 2004, 62.3 million shares of common stock options were excluded from the calculation of diluted EPS because they were antidilutive. For the three months ended March 31, 2003, 93.6 million shares of common stock options and 3.2 million restricted stock units were excluded from the calculation of diluted EPS because they were antidilutive.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 14. Comprehensive Income (Loss)

Total comprehensive loss was as follows:

	Three Months Ended March 31,
	2004	2003
	(Dollars in Millions)
Net loss	$(638.8)	$(50.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	3.9	(1.2)
Unrealized losses on securities and derivatives:
Unrealized holding losses	5.8	(1.1)
Less: reclassification adjustment for net gains recognized during the period	(240.3)	(0.3)

Other comprehensive loss	(230.6)	(2.6)

Total comprehensive loss	$(869.4)	$(53.5)

Note 15. Segment Reporting

The Company’s segments, which are differentiated by their products and services, include the Direct-To-Home Broadcast and Network Systems segments. Direct-To-Home Broadcast, which includes DIRECTV U.S. and DIRECTV Latin America, is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers. The Network Systems segment is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV® receiving equipment (set-top receivers and dishes). Eliminations and other includes the corporate office and other entities.

Beginning on January 1, 2004, the Company allocates pension and other postretirement benefit expenses to its subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Selected information for the Company’s operating segments is reported as follows:

	Direct- To-Home Broadcast	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
March 31, 2004
External Revenues	$2,231.3	$279.4		$2,510.7
Intersegment Revenues	11.6	54.8	$(66.4)	—

Total Revenues	$2,242.9	$334.2	$(66.4)	$2,510.7

Operating Loss	$(9.9)	$(9.4)	$(72.0)	$(91.3)
Add: Depreciation and amortization	170.7	19.0	(2.8)	186.9

Operating Profit (Loss) Before Depreciation and Amortization(1)	$160.8	$9.6	$(74.8)	$95.6

March 31, 2003
External Revenues	$1,840.7	$205.9	$15.2	$2,061.8
Intersegment Revenues	7.2	41.5	(48.7)	—

Total Revenues	$1,847.9	$247.4	$(33.5)	$2,061.8

Operating Profit (Loss)	$34.2	$(43.2)	$(21.8)	$(30.8)
Add: Depreciation and amortization	173.0	17.6	(2.8)	187.8

Operating Profit (Loss) Before Depreciation and Amortization(1)	$207.2	$(25.6)	$(24.6)	$157.0

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss).” This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. The Company’s management and its Board of Directors use Operating Profit Before Depreciation and Amortization to evaluate the operating performance of the Company and its business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, the Company’s management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

The following represents a reconciliation of operating profit before depreciation and amortization to reported net loss on the Consolidated Statements of Income:

	Three Months Ended March 31,
	2004	2003
	(Dollars in Millions)
Operating profit before depreciation and amortization	$95.6	$157.0
Depreciation and amortization	186.9	187.8

Operating loss	(91.3)	(30.8)
Interest income	5.9	3.2
Interest expense	(23.3)	(43.1)
Reorganization income (expense)	45.2	(6.9)
Other, net	391.6	(28.1)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change	328.1	(105.7)
Income tax (expense) benefit	(147.6)	35.4
Minority interests in net earnings of subsidiaries	(2.7)	(1.7)

Income (loss) from continuing operations before cumulative effect of accounting change	177.8	(72.0)
Income (loss) from discontinued operations, net of taxes	(27.5)	21.4
Loss on sale of discontinued operations, net of taxes	(478.6)	(0.3)

Loss before cumulative effect of accounting change	(328.3)	(50.9)
Cumulative effect of accounting change, net of taxes	(310.5)	—

Net loss	$(638.8)	$(50.9)

* * *

THE DIRECTV GROUP, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Income Data:
Total revenues	$2,510.7	$2,061.8
Total operating costs and expenses	2,602.0	2,092.6

Operating loss	(91.3)	(30.8)
Other income (expenses), net	419.4	(74.9)
Income tax (expense) benefit	(147.6)	35.4
Minority interests in net earnings of subsidiaries	(2.7)	(1.7)

Income (loss) from continuing operations before cumulative effect of accounting change	177.8	(72.0)
Income (loss) from discontinued operations, net of taxes	(27.5)	21.4
Loss on sale of discontinued operations, net of taxes	(478.6)	(0.3)

Loss before cumulative effect of accounting change	(328.3)	(50.9)
Cumulative effect of accounting change, net of taxes	(310.5)	—

Net loss	$(638.8)	$(50.9)

Basic and Diluted Loss Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.13	$(0.05)
Income (loss) from discontinued operations, net of taxes	(0.02)	0.01
Loss on sale of discontinued operations, net of taxes	(0.35)	—
Cumulative effect of accounting change, net of taxes	(0.22)	—

Net loss	$(0.46)	$(0.04)

Weighted average number of common shares outstanding (in millions)—Basic	1,384.0	1,381.9

	March 31, 2004	December 31, 2003
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,440.0	$1,752.1
Total current assets	8,787.2	10,330.5
Total assets	17,262.0	18,978.0
Total current liabilities	4,959.5	5,811.1
Long-term debt	2,408.1	2,434.8
Minority interests	101.8	51.7
Total stockholders’ equity	8,743.3	9,631.1

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SUMMARY DATA — (continued)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in Millions)
Other Data:
Operating Loss	$(91.3)	$(30.8)
Add: Depreciation and amortization	186.9	187.8

Operating Profit Before Depreciation and Amortization(1)	$95.6	$157.0

Operating Profit Before Depreciation and Amortization Margin(1)	3.8%	7.6%
Capital expenditures	$214.4	$154.4
Cash flows from operating activities	(351.0)	180.5
Cash flows from investing activities	42.1	(161.4)
Cash flows from financing activities	(3.2)	2,035.3
Cash used in discontinued operations	—	(56.0)

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss).” This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use Operating Profit Before Depreciation and Amortization to evaluate our operating performance and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communication, entertainment and media service providers. We believe that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. Our management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets in purchase accounting, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

Operating Profit Before Depreciation and Amortization Margin is calculated by dividing Operating Profit Before Depreciation and Amortization by total revenues.

THE DIRECTV GROUP, INC.

SUMMARY DATA — (concluded)

(Unaudited)

Selected Segment Data

	Direct- To-Home Broadcast	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
March 31, 2004
Total Revenues	$2,242.9	$334.2	$(66.4)	$2,510.7
% of Total Revenue	89.3%	13.3%	(2.6)%	100.0%
Operating Loss	$(9.9)	$(9.4)	$(72.0)	$(91.3)
Add: Depreciation and amortization	170.7	19.0	(2.8)	186.9

Operating Profit (Loss) Before Depreciation and Amortization	$160.8	$9.6	$(74.8)	$95.6

Operating Profit Before Depreciation and Amortization Margin	7.2%	2.9%	N/A	3.8%
Capital Expenditures	$142.3	$43.2	$28.9	$214.4

March 31, 2003
Total Revenues	$1,847.9	$247.4	$(33.5)	$2,061.8
% of Total Revenue	89.6%	12.0%	(1.6)%	100.0%
Operating Profit (Loss)	$34.2	$(43.2)	$(21.8)	$(30.8)
Add: Depreciation and amortization	173.0	17.6	(2.8)	187.8

Operating Profit (Loss) Before Depreciation and Amortization	$207.2	$(25.6)	$(24.6)	$157.0

Operating Profit Margin	1.9%	N/A	N/A	N/A
Operating Profit Before Depreciation and Amortization Margin	11.2%	N/A	N/A	7.6%
Capital Expenditures	$73.2	$54.1	$27.1	$154.4

THE DIRECTV GROUP, INC.

The following management’s discussion and analysis should be read in conjunction with our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, or SEC, on March 17, 2004 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “foresee,” “project” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, but are not limited to, economic conditions; product demand and market acceptance; ability to simplify aspects of our business model; improve customer service; create new and desirable programming content and interactive features; achieve anticipated economies of scale; government action; local political or economic developments in or affecting countries where we have operations, including political, economic and social uncertainties in many Latin American countries in which DIRECTV Latin America, LLC and its subsidiaries operate; foreign currency exchange rates; ability to obtain export licenses; competition; the outcome of legal proceedings; ability to achieve cost reductions; ability to timely perform material contracts; ability to renew programming contracts under favorable terms; technological risk; limitations on access to distribution channels; the success and timeliness of satellite launches; in-orbit performance of satellites; loss of uninsured satellites; ability of customers to obtain financing; whether the sale of PanAmSat Corporation, or PanAmSat, is completed; and our ability to access capital to maintain our financial flexibility.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We are a world-leading provider of digital television entertainment and broadband satellite networks and services. We have developed a wide range of entertainment, information and communication services for home and business use. Our principal operations are carried out through three businesses organized in two segments:

Direct-To-Home Broadcast Segment

The Direct-To-Home Broadcast segment consists of the DIRECTV digital multi-channel entertainment businesses located in the United States and Latin America.

•	DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., launched its direct-to-home service in 1994. DIRECTV U.S. is the largest provider of direct broadcast satellite television services and the second largest multi-channel video programming distribution provider in the U.S., in each case based on the number of subscribers. As of March 31, 2004, DIRECTV U.S. had approximately 12.6 million subscribers, of which approximately 11.1 million were owned and operated subscribers and approximately 1.5 million were subscribers who received DIRECTV® service from members and affiliates of the National Rural Telecommunications Cooperative, or NRTC.

THE DIRECTV GROUP, INC.

•	DIRECTV Latin America, or DLA, is a provider of digital direct-to-home satellite television entertainment in Latin America, which includes South America, Central America, Mexico and the Caribbean. When we refer to DLA, we are referring to a group of companies that combine to provide the DIRECTV service throughout Latin America. The most significant companies include DIRECTV Latin America, LLC, or DLA LLC, which was approximately 85.9% owned by us as of March 31, 2004, as well as the consolidated local operating companies, or LOCs, selling the DIRECTV service to subscribers in Latin America. DLA provides a wide selection of high-quality, local and international programming under the DIRECTV brand to approximately 1.5 million subscribers in 28 countries through wholly-owned, partially owned and unrelated LOCs located in the various countries. Approximately 91% of the DLA subscribers are in Brazil, Mexico, Venezuela, Argentina and Puerto Rico and receive their service from consolidated LOCs. On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in order to address its financial and operational challenges. In February 2004, DLA LLC announced the confirmation of its Plan of Reorganization by the U.S. Bankruptcy Court and its emergence from Chapter 11. See “DLA LLC Reorganization” below for further information.

Network Systems Segment

Hughes Network Systems, Inc., or HNS, our wholly-owned subsidiary, constitutes our Network Systems segment. HNS is a leader in the global market for very small aperture terminal private business networks with more than 500,000 terminals shipped or ordered. HNS operates a satellite-based consumer broadband Internet access service marketed under the DIRECWAY brand. In addition, HNS is one of the two largest manufacturers of DIRECTV® set-top receivers. HNS is also developing SPACEWAY®, an advanced satellite broadband communications platform that is expected to provide customers with high-speed, two-way data communications on a more cost-efficient basis than systems that are currently available. The first SPACEWAY satellite is expected to be in service in 2005.

Our discontinued operations consist of PanAmSat, which formerly comprised our Satellite Services segment, and DIRECTV Broadband, Inc., or DIRECTV Broadband. In April 2004, we agreed to sell our approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P., or KKR. The DIRECTV Broadband business was shut down in February 2003. These transactions are more fully discussed below in “Liquidity and Capital Resources—Discontinued Operations.”

News Corporation Transactions

On December 22, 2003, we, General Motors Corporation, or GM, and The News Corporation Limited, or News Corporation, completed a series of transactions that resulted in our split-off from GM and the simultaneous sale of GM’s 19.8% interest in us to News Corporation. GM split us off by distributing our common stock to the holders of the GM Class H common stock in exchange for their GM Class H common shares on a one-for-one basis. We paid to GM a special cash dividend of $275.0 million in connection with the transactions. Immediately after the split-off, News Corporation acquired an additional 14.2% of our outstanding common stock from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of our outstanding common stock. Upon completing these transactions, News Corporation transferred its 34% interest in us to its 82% owned subsidiary, Fox Entertainment Group, Inc. For further information, see our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 17, 2004.

THE DIRECTV GROUP, INC.

DLA LLC Reorganization

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, or Bankruptcy Court. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC’s Plan of Reorganization, or Reorganization Plan, which became effective on February 24, 2004.

Also, effective February 24, 2004, we made a contribution of certain claims, loans, equity and other interests in LOCs selling the DIRECTV service in Latin America, and converted certain debt into equity, which increased our equity interest in the restructured DLA LLC from 74.7% to approximately 85.9%. Darlene Investments, LLC, or Darlene, which also contributed its equity and other interests in various LOCs, holds the remaining approximately 14.1% equity interest in the restructured DLA LLC. The restructuring in bankruptcy and the contributions by us and Darlene provided DLA LLC with direct control of DIRECTV Latin America’s most significant LOCs and assets. As the LOCs were being consolidated prior to the transactions, the net result of these transactions was an increase in minority interests of $47.3 million.

Reorganization income (expense) reported in our Consolidated Statements of Income was $45.2 million and ($6.9) million for the quarters ended March 31, 2004 and 2003, respectively. Reorganization income for the quarter ended March 31, 2004 includes a $63.4 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the reorganization. Cash payments of $199.7 million were made during the quarter ended March 31, 2004, including payments made to Grupo Clarín S.A., or Clarin, and Raven Media, an affiliate of Clarin, to settle claims made by each during the bankruptcy proceedings.

The DLA LLC Second Amended and Restated Limited Liability Company Agreement, or the DLA LLC Agreement, as amended in February 2004, provides Darlene the right to require us to purchase all of Darlene’s equity interests in DLA LLC for $200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that we have the right to require Darlene to sell all of its equity interests in DLA LLC to us for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if there is a combination of the business or operations of DLA LLC with substantially all of the direct-to-home satellite business or operations of Sky Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement. For further information, see our Current Report on Form 8-K dated February 24, 2004 and filed with the SEC on March 2, 2004.

Strategic Initiatives

In February 2004, we announced our intent to focus our business on the direct-to-home satellite businesses. In support of that focus, on March 16, 2004, we changed our corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. Effective on March 17, 2004, our ticker symbol on the New York Stock Exchange was changed from “HS” to “DTV.” On April 20, 2004, we announced the sale of our approximately 80.4% interest in PanAmSat to an affiliate of KKR for about $2.84 billion in cash. The sale of PanAmSat is subject to satisfaction of the conditions described in that agreement, including, among others, applicable U.S. and foreign regulatory approvals and approval by the stockholders of PanAmSat.

We are also considering strategic alternatives with regard to HNS. With the emergence of DLA LLC from bankruptcy in February 2004, we are turning our attention to potential combinations, alliances or other initiatives with respect to that business as well. Specifically with regard to DIRECTV U.S., we continue to consider alternatives to resolve remaining outstanding issues with the NRTC and to resolve our disputes with Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc.

THE DIRECTV GROUP, INC.

During the first quarter of 2004, we announced the reduction of corporate office headcount by over half as a result of a plan to consolidate corporate and DIRECTV U.S. support functions. There were also additional headcount reductions at DIRECTV U.S. and at DLA LLC, subsequent to its emergence from bankruptcy. As a result, during the first quarter of 2004, we recorded a charge of about $41.9 million in “Selling, general and administrative expenses” in the Consolidated Statements of Income, comprised of $17.7 million in severance costs and $24.2 million of related costs under our pension benefit plans. DLA LLC expects to record an additional expense of $6.9 million during the remainder of 2004 related to severance benefits to be paid to employees who have been asked to continue providing services for periods ranging from three to twelve months. Substantially all of the severance benefits will be paid during 2004.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

In addition to the items described above, the following events had a significant effect on the comparability of our operating results for the three months ended March 31, 2004 and 2003:

Direct-To-Home Broadcast Segment

Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, retention and upgrade costs. Previously, a portion of these costs were deferred, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense all subscriber acquisition, retention and upgrade costs as incurred. See “Accounting Changes” below for additional information.

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

DLA’s 2003 operating results were adversely affected by the economic and political instability throughout Latin America. In particular, revenues and operating profit were significantly affected by a loss in net subscribers and the ongoing depreciation of certain local currencies.

Other

As a result of the completion of the News Corporation transactions on December 22, 2003, certain of our employees are expected to earn about $36.0 million in retention benefits during the 12 month period subsequent to the completion of the transactions. During the quarter ended March 31, 2004, we recorded an expense of $11.6 million related to these benefits to “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Beginning on January 1, 2004, we allocate pension and other postretirement benefit expenses to our subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

THE DIRECTV GROUP, INC.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Consolidated Results of Operations

Revenues.    The following table presents our revenues, by segment, for the three months ended March 31:

			Change
Revenues By Segment:	2004	2003	$	%
	(Dollars in Millions)
Direct-To-Home Broadcast	$2,242.9	$1,847.9	$395.0	21.4%
Network Systems	334.2	247.4	86.8	35.1%
Eliminations and Other	(66.4)	(33.5)	(32.9)	(98.2)%

Total Revenues	$2,510.7	$2,061.8	$448.9	21.8%

The $395.0 million increase in revenues at the Direct-To-Home Broadcast segment resulted primarily from a larger subscriber base and higher average monthly revenue per subscriber, or ARPU, at DIRECTV U.S., and the increase in revenues at DLA related to the consolidation of the Venezuelan and Puerto Rican LOCs as a result of our adoption of FIN 46 on July 1, 2003. The $86.8 million increase in revenues at the Network Systems segment resulted primarily from higher sales in its set-top receiver and DIRECWAY® satellite broadband businesses.

Operating Costs and Expenses.    The following table presents our operating costs and expenses for the three months ended March 31:

			Change
Operating Costs and Expenses:	2004	2003	$	%
	(Dollars in Millions)
Broadcast programming and other costs	$1,263.0	$1,060.5	$202.5	19.1%
Cost of products sold	200.8	158.0	42.8	27.1%
Selling, general and administrative expenses	951.3	686.3	265.0	38.6%
Depreciation and amortization	186.9	187.8	(0.9)	(0.5)%

Total Operating Costs and Expenses	$2,602.0	$2,092.6	$509.4	24.3%

Broadcast programming and other costs increased by $202.5 million primarily due to higher costs at DIRECTV U.S. resulting from higher programming costs associated with the larger subscriber base, annual program supplier rate increases, the launch of additional channels during the first quarter of 2004, an increase in gross subscriber additions through direct customer acquisition programs and higher acquisition costs per subscriber. We include costs to acquire new DIRECTV U.S. subscribers through direct customer acquisition programs, which primarily consist of the cost of hardware and installation subsidies, in “Broadcast programming and other costs.” However, we include costs to acquire new DIRECTV U.S. subscribers through third-party customer acquisition programs, which primarily consist of commissions paid to authorized retailers and dealers, in “Selling, general and administrative expenses.” This increase in Broadcast programming and other costs at DIRECTV U.S. was partially offset by a decrease at DLA of $40.8 million related to lower programming costs due to the rejection and/or renegotiation of certain programming contracts as part of the DLA LLC bankruptcy proceedings.

Cost of products sold increased by $42.8 million primarily due to higher sales of DIRECTV set-top receivers at the Network Systems segment.

THE DIRECTV GROUP, INC.

Selling, general and administrative expenses increased by $265.0 million primarily due to higher expenses associated with an increase in gross subscriber additions and higher acquisition costs per subscriber at DIRECTV U.S., an increase in subscriber acquisition costs resulting from the change in accounting more fully described in “Accounting Changes” below and a $53.5 million charge in the first quarter of 2004 for retention benefits, severance costs and related costs under our pension benefit plans.

Interest Income and Expense.    Interest income increased to $5.9 million for the first quarter of 2004 compared to $3.2 million for the same period of 2003. Interest expense decreased to $23.3 million for the first quarter of 2004 from $43.1 million for the first quarter of 2003. The decrease in interest expense resulted primarily from an $18.5 million write-off of debt issuance costs in the first quarter of 2003 as a result of repayment and termination of a prior credit facility agreement. Interest expense is net of capitalized interest of $32.4 million and $27.9 million in the three months ended March 31, 2004 and 2003, respectively.

Reorganization Income (Expense).    Reorganization income was $45.2 million for the first quarter of 2004 compared to reorganization expense of $6.9 million for the first quarter of 2003. The reorganization income in the first quarter of 2004 includes a $63.4 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the DLA LLC reorganization. See “DLA LLC Reorganization” above for additional information.

Other, Net.    Other, net increased to income of $391.6 million for the first quarter of 2004 from a loss of $28.1 million for the first quarter of 2003. The significant components of “Other, net” were as follows for the three months ended March 31:

	2004	2003	Change
	(Dollars in Millions)
Net gain from sale of investments	$391.7		$391.7
Equity losses from unconsolidated affiliates	—	$(22.6)	22.6
Other	(0.1)	(5.5)	5.4

Total	$391.6	$(28.1)	$419.7

On January 28, 2004, we sold 10,000,000 shares of XM Satellite Radio Holdings, Inc., or XM Satellite Radio, common stock for $254.4 million. On March 25, 2004, we sold our remaining 9,014,843 shares of XM Satellite Radio common stock for $223.1 million. As a result of these transactions, we recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in “Other, net” in the Consolidated Statements of Income. The $223.1 million of proceeds from the March 25, 2004 sale was not received until April 1, 2004 and was therefore included in “Prepaid expenses and other” in the Consolidated Balance Sheets as of March 31, 2004.

Equity losses from unconsolidated affiliates of $22.6 million in the first quarter of 2003 are primarily related to our investments in the Venezuelan and Puerto Rican LOCs, which became consolidated subsidiaries on July 1, 2003 as a result of our adoption of FIN 46.

Income Taxes.    We recognized income tax expense of $147.6 million for the first quarter of 2004 compared to an income tax benefit of $35.4 million for the first quarter of 2003. The additional income tax expense is primarily attributable to the increase in income from continuing operations.

Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations, net of taxes, includes the results of operations of PanAmSat. Loss from discontinued operations, net of taxes, was $27.5 million for the first quarter of 2004 compared to income from discontinued operations, net of taxes, of $21.4

THE DIRECTV GROUP, INC.

million for the first quarter of 2003. The change was primarily due to the $63.3 million after-tax charge recorded in the first quarter of 2004 for the write-off of the PAS-6 satellite (see “Liquidity and Capital Resources—Commitments and Contingencies” below for additional information). The discontinued operations of PanAmSat and DIRECTV Broadband are more fully discussed below in “Liquidity and Capital Resources—Discontinued Operations.”

Loss on Sale of Discontinued Operations.    Loss on sale of discontinued operations of $478.6 million in the first quarter of 2004 includes the expected loss recorded for the sale of PanAmSat and an estimate of the costs of the transaction, net of a tax benefit of $291.0 million. Loss on sale of discontinued operations of $0.3 million in the first quarter of 2003 relates to the shut-down of the DIRECTV Broadband business in February of 2003. The discontinued operations of PanAmSat and DIRECTV Broadband are more fully discussed below in “Liquidity and Capital Resources—Discontinued Operations.”

Direct-To-Home Broadcast Segment

The following table provides the significant components of the Direct-To-Home Broadcast segment operating results for the three months ended March 31:

			Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues
DIRECTV U.S.	$2,080.8	$1,708.1	$372.7	21.8%
DIRECTV Latin America	162.4	140.3	22.1	15.8%
Operating Profit (Loss) Before Depreciation & Amortization
DIRECTV U.S.	$145.2	$230.4	$(85.2)	(37.0)%
DIRECTV Latin America	15.6	(22.3)	37.9	N/A
Operating Profit (Loss)
DIRECTV U.S.	$21.4	$106.0	$(84.6)	(79.8)%
DIRECTV Latin America	(31.3)	(71.0)	39.7	55.9%

United States.    The 21.8% increase in revenues resulted primarily from the larger subscriber base and higher ARPU. A summary of the key DIRECTV U.S. subscriber data for the three months ended March 31 is as follows:

			Change
	2004	2003	$	%
Owned and operated subscribers (000’s)	11,140	9,768	1,372	14.0%
NRTC subscribers (000’s)	1,491	1,653	(162)	(9.8)%

Total number of subscribers (000’s)	12,631	11,421	1,210	10.6%

Net owned and operated subscriber additions (000’s)	460	275	185	67.3%
ARPU(1)	$63.60	$59.10	$4.50	7.6%
Average monthly subscriber churn %(2)	1.4%	1.5%	—	(6.7)%
Average subscriber acquisition costs—per subscriber (SAC)(3)	$645	$545	$100	18.3%

(1)	ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV U.S. owned and operated subscribers for the period, which excludes subscribers who receive DIRECTV service from members and affiliates of the NRTC.

THE DIRECTV GROUP, INC.

(2)	Average monthly subscriber churn represents the number of DIRECTV U.S. subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV U.S. subscribers. It is calculated by dividing the average monthly number of disconnected DIRECTV U.S. owned and operated subscribers for the period (total subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV U.S. owned and operated subscribers for the period.

(3)	SAC is calculated by dividing total subscriber acquisition costs for a period by the total number of gross new owned and operated subscribers acquired during the period. The result is rounded to the nearest $5.00.

The 7.6% increase in ARPU to $63.60 resulted primarily from a price increase on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels.

The improvement in average monthly churn from 1.5% in the first quarter of 2003 to 1.4% in first quarter of 2004 was primarily due to a higher percentage of subscribers purchasing local channel programming, as well as an increase in the number of DIRECTV U.S. subscribers with multiple set-top receivers and digital video recorders, or DVRs.

The $85.2 million decrease in operating profit before depreciation and amortization to $145.2 million was mostly due to higher costs for programming, subscriber acquisition costs and customer retention and upgrade costs, which were partially offset by the increase in revenues. The higher programming costs resulted mostly from the increased number of subscribers, annual program supplier rate increases and the launch of additional channels during the first quarter of 2004. The increase in subscriber acquisition costs was due to an increase in gross subscriber additions, the increase in SAC per subscriber and the change in our method of accounting for subscriber acquisition costs more fully described in “Accounting Changes” below. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 1.8 set-top receivers per new subscriber during the quarter ended March 31, 2003 to about 2.4 during the quarter ended March 31, 2004 and an increase in the number of subscribers purchasing DVRs. Customer retention and upgrade costs increased primarily due to increased volume under the movers program and DVR and local channel upgrade programs. The $84.6 million decrease in operating profit to $21.4 million resulted from the decrease in operating profit before depreciation and amortization.

Latin America.    The 15.8% increase in revenues resulted from the consolidation of the Venezuelan and Puerto Rican LOCs as a result of our adoption of FIN 46 on July 1, 2003. A summary of the key DLA subscriber data for the three months ended March 31 is as follows:

	2004	2003	Change
Total number of subscribers (000’s)	1,526	1,528	(2)
Net subscriber additions (losses) (000’s)	27	(54)	81
ARPU	$35.80	$30.10	$5.70

The 81,000 change in net subscriber additions resulted primarily from improved political and economic conditions in Venezuela, Argentina and Brazil compared to the same period in the prior year. The increase in ARPU was primarily related to the consolidation of the Venezuelan and Puerto Rican LOCs.

The improvement in operating profit before depreciation and amortization and operating loss was primarily due to lower programming costs as a result of the renegotiation of certain contracts as part of the bankruptcy proceedings, partially offset by severance costs associated with headcount reductions at DLA LLC.

THE DIRECTV GROUP, INC.

Network Systems Segment

The following table provides operating results for the Network Systems segment for the three months ended March 31:

			Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues	$334.2	$247.4	$86.8	35.1%
Operating Profit (Loss) Before Depreciation & Amortization	9.6	(25.6)	35.2	N/A
Operating Loss	(9.4)	(43.2)	33.8	78.2%

The increase in revenues resulted from higher sales of DIRECTV set-top receivers and higher revenues from the enterprise and residential DIRECWAY businesses.

The improvement in operating profit (loss) before depreciation and amortization and operating loss resulted primarily from a lower loss in the residential DIRECWAY business due to improved efficiencies associated with a larger subscriber base and increased revenues and profit margins in the set-top box and enterprise businesses.

Eliminations and Other

The elimination of revenues increased to $66.4 million for the first quarter of 2004 from $33.5 million for the first quarter of 2003. The increase was primarily due to increased shipments of DIRECTV receiving equipment from the Network Systems segment to the Direct-To-Home Broadcast segment. Until the sale of the assets of Hughes Global Services, or HGS, to PanAmSat on March 7, 2003, HGS’ revenues were recorded in Eliminations and Other. During the first quarter of 2003, the elimination of revenues was partially offset by HGS revenues of $15.3 million prior to the March 7, 2003 sale.

Operating loss from Eliminations and Other increased to $72.0 million for the first quarter of 2004 from $21.8 million for the first quarter of 2003. The increase resulted primarily from the charges in the first quarter of 2004 related to severance costs and related costs under our pension benefit plans.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2004, our cash and cash equivalents balance decreased $312.1 million to $1,440.0 million. This decrease resulted primarily from expenditures for satellites and property of $214.4 million, and cash used for operating activities, including DLA LLC’s payments to creditors of $199.7 million after emergence from bankruptcy, partially offset by the $254.4 million of cash proceeds from the sale of our investment in XM Satellite Radio in January 2004. Of the $1,440.0 million cash and cash equivalents balance at March 31, 2004, $207.1 million is generally available only to DIRECTV U.S. because of restrictions within its borrowing agreements. In addition to our existing cash balances, DIRECTV U.S has the ability to borrow up to $250.0 million under its existing credit facility.

As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at March 31, 2004 and December 31, 2003 was 1.77 and 1.78, respectively.

We expect to generate positive cash flows during the remainder of 2004. Cash flows include the $2.84 billion in proceeds from the sale of PanAmSat, which we anticipate will close in the second half of 2004, and the April 1, 2004 receipt of $223.1 million in remaining proceeds from the sale of our investment in XM Satellite Radio. These inflows will be partially offset by cash used for capital expenditures, cash used for operating activities and an increase in subscriber acquisition costs at DIRECTV U.S., and about $201.0 million of cash

THE DIRECTV GROUP, INC.

used for financing activities, mostly related to a prepayment under the DIRECTV U.S. senior secured credit facilities which occurred on April 15, 2004.

Beyond 2004, capital expenditures could increase, depending on the development of plans to provide additional content such as high-definition television and interactive services. The financing transactions completed in 2003, as described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003, were designed to provide liquidity to fund our existing business plan. With the receipt of $2.84 billion in cash proceeds from the sale of PanAmSat in the second half of 2004, we expect to have available cash balances that exceed our outstanding debt. As a result, we expect to fund our existing business plan from a combination of current cash balances, proceeds from the PanAmSat sale and cash provided from operations.

Notes Payable and Credit Facilities

At March 31, 2004, we had $2,638.8 million in total outstanding borrowings, bearing a weighted average interest rate of 6.06%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under credit facilities as more fully described in Note 6 to the Consolidated Financial Statements in Item 1 of Part I.

Our short-term borrowings, notes payable, credit facilities and other borrowings mature as follows: $218.3 million in the remainder of 2004; $13.3 million in 2005; $14.1 million in 2006; $11.9 million in 2007; $252.9 million in 2008; and $2,128.3 million thereafter. However, these amounts do not reflect potential prepayments that may be required under DIRECTV U.S.’ senior secured credit facilities.

Dividend Policy

Dividends may be paid on our common stock only when, as, and if declared by our board of directors in its sole discretion. Our board of directors does not currently intend to pay cash dividends on our common stock. Our future earnings, if any, are expected to be retained for the development of our businesses for the foreseeable future.

Stock-Based Compensation

The Company has recommended that the stockholders approve a new equity based compensation plan. As a result, the Company could record additional expense for stock-based compensation in the future. For further information, refer to the description of the plans and the plan documentation included in the Definitive Proxy Statement filed on Schedule 14A with the SEC on April 16, 2004.

Discontinued Operations

PanAmSat

On April 20, 2004, we and PanAmSat announced the signing of a definitive agreement that provides for the sale of our approximately 80.4% interest in PanAmSat to an affiliate of KKR for about $2.84 billion in cash. We recorded the expected loss on this transaction of $478.6 million, net of a tax benefit of $291.0 million, in the quarter ended March 31, 2004, as a charge to “Loss on sale of discontinued operations, net of taxes” in the Consolidated Statements of Income. The loss amount includes an estimate of direct costs associated with the transaction and retention of certain tax liabilities for which we have agreed to indemnify PanAmSat. The transaction, which has been approved by our and PanAmSat’s boards of directors, is subject to satisfaction of the conditions described in that agreement, including, among others, applicable U.S. and foreign regulatory approvals and approval by the stockholders of PanAmSat. The transaction is expected to be completed in the second half of 2004, at which time we will receive the $2.84 billion in cash. The agreement may be terminated at

THE DIRECTV GROUP, INC.

the option of KKR if, among other things, there is a total loss of any one of certain specifically identified satellites in PanAmSat’s fleet, including satellites under construction and not yet launched, prior to the close of the transaction. Total loss per the agreement is defined as a satellite that is lost or destroyed or its actual operational capability is less than 50% of its stated operational capability.

DIRECTV Broadband

On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, we recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During 2003, the accrual was reduced due to the favorable settlement of certain contractual commitments by recording a gain of $1.6 million, net of taxes, to discontinued operations. As of March 31, 2004, $1.0 million of accruals were remaining.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat and DIRECTV Broadband have been excluded from our results from continuing operations for all periods presented herein. Consequently, the financial results for PanAmSat and DIRECTV Broadband are presented in the Consolidated Statements of Income in a single line item entitled “Income (loss) from discontinued operations, net of taxes,” the related assets and liabilities of PanAmSat are presented in the Consolidated Balance Sheets in line items entitled “Assets of business held for sale” and “Liabilities of business held for sale.” The net cash flows used by DIRECTV Broadband are presented in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

COMMITMENTS AND CONTINGENCIES

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2004. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position. For a discussion of changes to material pending legal proceedings, refer to Item 1. Legal Proceedings of Part II of this Quarterly Report.

Satellites

Our in-orbit satellites are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of our businesses. We have, in the past, experienced technical anomalies on some of our satellites. Service interruptions caused by anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of customers.

We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The

THE DIRECTV GROUP, INC.

insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. Where insurance costs related to satellite components or systems that have suffered anomalies in the past are prohibitive, our insurance policies contain coverage exclusions and we are not insured for certain other satellites. At March 31, 2004, the net book value of satellites that were insured with coverage exclusions amounted to $664.4 million, all of which relates to satellites owned by PanAmSat, and the net book value of the satellites that were not insured was $1,034.1 million, $659.4 million of which relates to satellites owned by PanAmSat. Amounts for satellites owned by PanAmSat are included in “Assets of business held for sale” in the Consolidated Balance Sheets.

The agreement to sell our interest in PanAmSat may be terminated by the purchaser, KKR, if, among other things, there is a total loss of any one of certain specifically identified satellites in PanAmSat’s fleet, including satellites under construction and not yet launched, prior to the close of the transaction. Recent satellite anomalies at PanAmSat are described below.

On April 2, 2004, PanAmSat announced that it would de-orbit its PAS-6 satellite, one of its in-orbit international spares, due to a failure in the satellite’s power system. As a result of this event, PanAmSat recorded a $63.3 million after-tax charge in the first quarter of 2004, which is included in “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Income.

On July 31, 2003, PanAmSat filed a proof of loss under the insurance policy for one of its Boeing Satellite Systems, Inc., or Boeing, model 601 HP spacecraft after the secondary Xenon-Ion Propulsion Systems ceased working. During 2003, PanAmSat reached an agreement with all but one of the insurers and received $102.6 million in proceeds. In March 2004, PanAmSat reached an agreement with the last insurer of the satellite and received $26.9 million in proceeds.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft for constructive total losses based on degradation of the solar panels. On December 29, 2003, PanAmSat reached a settlement with its insurers for payment to PanAmSat of $260.0 million. PanAmSat received the $260.0 million settlement amount during the first quarter of 2004 and plans on using these proceeds to replace existing satellites over the next several years.

The availability and use of the $26.9 million and $260.0 million of proceeds from the PanAmSat insurance claims, which are included in “Net assets of business held for sale” on the Consolidated Balance Sheets, are restricted by PanAmSat’s credit facilities, which generally permit the use of such funds for capital expenditures.

As part of an arrangement with Telesat Canada, or Telesat, a Canadian telecommunications and broadcast services company, DIRECTV U.S. agreed to provide Telesat the use of the DIRECTV 3 satellite, which is currently used as an in-orbit spare, through the end of its useful life and in return, Telesat agreed to allow DIRECTV U.S. the use of its 72.5 degrees west longitude, or WL, Canadian orbital location. This arrangement is contingent upon Federal Communications Commission, or FCC, approval. Assuming FCC approval for DIRECTV U.S.’ use of 72.5 WL, DIRECTV 7S, which was launched on May 4, 2004, will replace DIRECTV 5 at 119 WL, and DIRECTV 5, or a similar satellite, will be relocated to 72.5 WL and used to provide additional local channels and other programming in the U.S. through 2008. If the FCC grants approval, DIRECTV 3 will be used by Telesat in a Canadian orbital location. If DIRECTV U.S. is successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $75.0 million at March 31, 2004, will be reclassified as an intangible asset and amortized over the life of DIRECTV U.S.’ right to use 72.5 WL. However, if DIRECTV U.S. is unsuccessful in obtaining FCC approval to use 72.5 WL, DIRECTV U.S. will be required to immediately expense the net book value of DIRECTV 3.

THE DIRECTV GROUP, INC.

Other Contingencies

As of March 31, 2004, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $45.8 million, which were undrawn at March 31, 2004.

Commitments

At March 31, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $414.9 million, payable as follows: $134.2 million in the remainder of 2004, $119.1 million in 2005, $65.0 million in 2006, $38.9 million in 2007, $30.3 million in 2008 and $27.4 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expense under operating leases, net of sublease income, was $14.0 million and $14.8 million for the three months ended March 31, 2004 and 2003, respectively.

We have minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, manufacturer subsidies agreements, telemetry, tracking and control services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. As of March 31, 2004, minimum payments over the terms of applicable contracts are anticipated to be approximately $2,944.1 million, payable as follows: $459.7 million in the remainder of 2004, $497.4 million in 2005, $655.9 million in 2006, $796.9 million in 2007, $528.6 million in 2008 and $5.6 million thereafter.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

Beginning on December 23, 2003, with the completion of the News Corporation transactions, News Corporation and its affiliated companies are considered related parties of The DIRECTV Group, Inc. and our affiliated companies. As of March 31, 2004, we and our subsidiaries had contractual arrangements to: purchase programming, products and advertising from News Corporation entities; license certain intellectual property, including patents, from News Corporation entities; purchase system access products and support services; and sell advertising space. See Note 9 to the Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference, for additional discussion regarding related-party transactions.

DIRECTV U.S. and NDS Limited, or NDS, a 78% owned subsidiary of News Corporation, entered into a six year agreement effective March 1, 2004 for the provision of conditional access products and services, including system access cards, a key component of the access security system in DIRECTV set-top boxes. NDS will be the exclusive provider of system access cards and conditional access services for DIRECTV U.S. and will be responsible for developing new system access cards for introduction periodically during the term of the agreement. The contract can be extended for two additional one year periods at the sole discretion of DIRECTV U.S.

ACCOUNTING CHANGES

Subscriber Acquisition, Retention and Upgrade Costs.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, retention and upgrade costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense all subscriber acquisition, retention and upgrade costs as incurred. We determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding of our reported results for investors. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance of $503.9 million as a cumulative effect of

THE DIRECTV GROUP, INC.

accounting change. The amount of the cumulative effect was $310.5 million, net of taxes. The following table presents our results on a pro forma basis as if we had retroactively applied this new method:

	Three Months Ended March 31,
	2004	2003
	(Dollars in Millions, Except Per Subscriber Data and Per Share Amounts)
Pro Forma:
Total operating costs and expenses	$2,602.0	$2,105.1
Operating loss	(91.3)	(43.3)
Net loss	(328.3)	(58.6)
Basic and diluted net loss per common share	(0.24)	(0.04)
Other Data:
Operating loss	$(91.3)	$(43.3)
Add: Depreciation and amortization	186.9	187.8

Operating profit before depreciation and amortization	$95.6	$144.5

Average subscriber acquisition costs—per subscriber (SAC)	$645	$550

Revenue Recognition.    In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. We elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not have a significant impact on our consolidated results of operations or financial position.

Variable Interest Entities.    In January 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” or FIN 46. FIN 46 requires the consolidation of a variable interest entity, or VIE, where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. We applied this interpretation beginning on July 1, 2003 for entities created prior to February 1, 2003. We determined that the partially-owned LOCs providing DIRECTV programming services in Venezuela and Puerto Rico, of which we owned 19.5% and 40.0%, respectively, are VIEs. As a result, on July 1, 2003, we began consolidating the Venezuelan and Puerto Rican LOCs resulting in an increase in total assets of $55.1 million, which included $29.1 million of cash. The adoption of FIN 46 resulted in us recording an after-tax charge of $64.6 million to cumulative effect of accounting change in the Consolidated Statements of Income on July 1, 2003.

Prior to July 1, 2003, we accounted for our investments in the Venezuelan and Puerto Rican LOCs under the equity method of accounting and, through June 30, 2003, reflected approximately 75.0% of their net income or loss in “Other, net” in the Consolidated Statements of Income due to the accumulation of net losses in excess of other investors’ investments.

Stock-Based Compensation.    On January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of

THE DIRECTV GROUP, INC.

its vesting period. We elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the Consolidated Statements of Income for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. See Note 2 to the Consolidated Financial Statements in Item 1 for additional information.

SECURITY RATINGS

Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due. Ratings in the Ba/BB range for Moody’s Investor Services, or Moody’s, and Standard & Poor’s Ratings Services, or S&P, respectively, generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. Ratings in the B range generally indicate that the obligor currently has financial capacity to meet its financial commitments but there is limited assurance over any long period of time that interest and principal payments will be made or that other terms will be maintained. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

The Company

On February 28, 2003, Moody’s withdrew our Ba3 senior secured credit rating after our senior secured credit agreement was repaid and terminated on that date. At that time, Moody’s affirmed our Ba3 senior implied rating. The rating outlook remained stable for us. On April 20, 2004, Moody’s placed the long-term debt ratings for us on review for possible upgrade, following the announcement of the sale of our interest in PanAmSat to an affiliate of KKR. The review focuses on management’s plans for cash on hand and cash expected to be generated by the sale.

On November 25, 2003, S&P raised our long-term corporate credit rating from B+ to BB. Our rating remains on CreditWatch with positive implications. The increase in ratings was based on our improving operating and financial performance, while the positive CreditWatch reflects the potential ratings upgrade following the completion of the News Corporation transactions. The above ratings and outlook were affirmed on December 22, 2003 when the News Corporation transactions were completed and on April 22, 2004 after the PanAmSat sale was announced. The positive CreditWatch remains, pending an assessment of our business plan.

DIRECTV U.S.

On April 9, 2003, Moody’s affirmed its stable outlook and Ba3 senior implied rating of DIRECTV U.S. The ratings action followed the announcement of the News Corporation transactions. The affirmation is based upon Moody’s expectation that the transactions would not have a material impact on the credit metrics. On February 19, 2003, Moody’s assigned to DIRECTV U.S. a Ba2 senior secured rating with respect to its senior secured credit facilities and a B1 senior unsecured rating on its $1.4 billion senior unsecured notes. Moody’s has also assigned a B2 issuer rating to DIRECTV U.S. Moody’s assigned a stable outlook to DIRECTV U.S.’ ratings. The rating outlook presumed diminishing capital and investment requirements, combined with operating profit improvement to generate eventual free cash flow, and therefore the ratings were considered to be moderately prospective. On April 20, 2004, Moody’s placed the long-term debt ratings for DIRECTV U.S. on review for possible upgrade, following the announcement of the sale of our interest in PanAmSat to an affiliate of KKR. The review focuses on management’s plans for cash on hand and cash expected to be generated by the sale.

On November 25, 2003, S&P raised its ratings for DIRECTV U.S. The senior secured credit facilities rating was raised to BB from BB- and the $1.4 billion senior unsecured notes to BB- from B. Both ratings remain on Credit Watch with positive implications. The increase in ratings were based on improving operating and financial performance. The above ratings and outlook were affirmed on December 22, 2003 when the News Corporation

THE DIRECTV GROUP, INC.

transactions were completed and on April 22, 2004 after the PanAmSat sale was announced. The positive CreditWatch remains, pending an assessment of DIRECTV U.S.’ business plan.

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2004. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 17, 2004.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

* * *

THE DIRECTV GROUP, INC.

PART II – OTHER INFORMATION (UNAUDITED)

ITEM 1.    LEGAL PROCEEDINGS

Summarized below, for the quarter ended March 31, 2004 and through the date of this filing, are material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became a party during the quarter ended March 31, 2004 or subsequent thereto, but before the filing of this report together with material developments relating to previously reported matters. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 17, 2004, and Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

As previously reported, DIRECTV U.S. filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., which we refer to collectively in this paragraph as the Defendants. The action was subsequently removed to the U.S. District Court for the Central District of California. The lawsuit sought to recover approximately $52 million, excluding interest, that Defendants owe DIRECTV U.S. under the parties’ Seamless Marketing Agreement, which provided for reimbursement to DIRECTV U.S. of certain costs that resulted from new subscriber activations in Defendants’ territory. On April 14, 2004, the jury returned a verdict awarding DIRECTV U.S. $51.5 million in damages against the Defendants as a result of the Defendants’ breach of the agreement. The court will separately consider DIRECTV U.S.’ request for prejudgment interest in the amount of $12.6 million.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Name

*2.1

Transaction Agreement, dated as of April 20, 2004, by and among The DIRECTV Group, Inc., PAS Merger Sub, Inc., PanAmSat Corporation and Constellation LLC (incorporated herein by reference to Exhibit 1 to Amendment No. 8 to Schedule 13D of PanAmSat Corporation as filed by The DIRECTV Group, Inc. with the Securities and Exchange Commission on April 22, 2004)

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name

*4.1

Supplemental Indenture dated as of April 27, 2004 by and among Triumph Communications, Inc., DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., as filed with the Securities and Exchange Commission on May 6, 2004 (the “DIRECTV Form 10-Q”))

**10.1	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Chase Carey

**10.2	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Bruce Churchill

**10.3	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Eddy Hartenstein

**10.4	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Larry Hunter

**10.5	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Romulo Pontual

**10.6	Employment Agreement, effective as of January 1, 2004, among The DIRECTV Group, Inc., DIRECTV Holdings LLC and Mitchell Stern

*18.1

Letter re Change in Accounting Principle dated May 3, 2004 from Deloitte & Touche LLP to DIRECTV Holdings LLC Board of Directors (incorporated herein by reference to Exhibit 18.1 to the DIRECTV Form 10-Q)

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

A copy of any of the exhibits included in this Quarterly Report on Form 10-Q, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to the Company at the address set forth on the front cover, attention General Counsel.

(b) Reports on Form 8-K

Three reports on Form 8-K dated February 18, 2004, February 24, 2004 and March 16, 2004, reporting matters under Item 5, Other Events, were filed during the quarter ended March 31, 2004. Two reports on Form 8-K dated February 10, 2004 and March 26, 2004 were furnished to the Securities and Exchange Commission during the quarter ended March 31, 2004, reporting matters under Item 9, Regulation FD Disclosure and Item 12, Results of Operations and Financial Condition. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 9 and Item 12 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, those reports into a filing under the Securities Act or the Exchange Act.

* * *

THE DIRECTV GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: May 5, 2004
	By:	/S/ BRUCE B. CHURCHILL
Bruce B. Churchill (Executive Vice President and Chief Financial Officer)

THE DIRECTV GROUP, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Name

*2.1

Transaction Agreement, dated as of April 20, 2004, by and among The DIRECTV Group, Inc., PAS Merger Sub, Inc., PanAmSat Corporation and Constellation LLC (incorporated herein by reference to Exhibit 1 to Amendment No. 8 to Schedule 13D of PanAmSat Corporation as filed by The DIRECTV Group, Inc. with the Securities and Exchange Commission on April 22, 2004)

*4.1

Supplemental Indenture dated as of April 27, 2004 by and among Triumph Communications, Inc., DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., as filed with the Securities and Exchange Commission on May 6, 2004 (the “DIRECTV Form 10-Q”))

**10.1	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Chase Carey

**10.2	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Bruce Churchill

**10.3	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Eddy Hartenstein

**10.4	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Larry Hunter

**10.5	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Romulo Pontual

**10.6	Employment Agreement, effective as of January 1, 2004, among The DIRECTV Group, Inc., DIRECTV Holdings LLC and Mitchell Stern

*18.1

Letter re Change in Accounting Principle dated May 3, 2004 from Deloitte & Touche LLP to DIRECTV Holdings LLC Board of Directors (incorporated herein by reference to Exhibit 18.1 to the DIRECTV Form 10-Q)

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

A copy of any of the exhibits included in this Quarterly Report on Form 10-Q, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to the Company at the address set forth on the front cover, attention General Counsel.