Form 10-Q
period 2004-06-30
DIRECTV GROUP INC
filed 2004-08-10
CIK 944868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-26035

THE DIRECTV GROUP, INC.

(Exact name of registrant as specified in its charter)

STATE OF DELAWARE	52-1106564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 East Imperial Highway

El Segundo, California 90245

(310) 964-0808

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

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

As of August 6, 2004, the registrant had 1,385,115,565 shares of common stock outstanding.

THE DIRECTV GROUP, INC.

THE DIRECTV GROUP, INC.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Revenues
Direct broadcast and other services	$2,443.1	$2,004.4	$4,716.8	$3,913.8
Product sales	199.7	182.9	419.2	325.4

Total Revenues	2,642.8	2,187.3	5,136.0	4,239.2

Operating Costs and Expenses, Exclusive of Depreciation and Amortization Expenses Shown Separately Below
Broadcast programming and other costs	1,311.1	1,068.4	2,565.3	2,125.2
Cost of products sold	196.5	183.4	397.3	341.4
Selling, general and administrative expenses	992.0	684.5	1,940.8	1,368.8
Depreciation and amortization	171.5	185.4	357.1	372.1

Total Operating Costs and Expenses	2,671.1	2,121.7	5,260.5	4,207.5

Operating Profit (Loss)	(28.3)	65.6	(124.5)	31.7
Interest income	4.7	9.8	10.4	12.5
Interest expense	(20.6)	(45.6)	(43.9)	(88.7)
Reorganization (expense) income	(1.8)	(4.1)	43.4	(11.0)
Other, net	5.3	(10.5)	396.9	(38.6)

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	(40.7)	15.2	282.3	(94.1)
Income tax (expense) benefit	20.1	(7.7)	(127.0)	28.3
Minority interests in net (earnings) losses of subsidiaries	3.0	(0.1)	2.3	(0.6)

Income (loss) from continuing operations before cumulative effect of accounting change	(17.6)	7.4	157.6	(66.4)
Income (loss) from discontinued operations, net of taxes	4.3	14.2	(499.2)	37.1

Income (loss) before cumulative effect of accounting change	(13.3)	21.6	(341.6)	(29.3)
Cumulative effect of accounting change, net of taxes	—	—	(310.5)	—

Net Income (Loss)	$(13.3)	$21.6	$(652.1)	$(29.3)

Basic and Diluted Earnings (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.01)	$0.01	$0.11	$(0.05)
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.36)	0.03
Cumulative effect of accounting change, net of taxes	—	—	(0.22)	—

Net Income (Loss)	$(0.01)	$0.02	$(0.47)	$(0.02)

Weighted average number of common shares outstanding (in millions)-Basic	1,384.6	1,382.1	1,384.3	1,382.0

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	(Dollars in Millions, Except Per Share Amounts)
ASSETS
Current Assets
Cash and cash equivalents	$1,833.8	$1,720.1
Accounts and notes receivable, net of allowances of $109.4 and $112.7	883.8	896.3
Contracts in process	68.2	69.7
Inventories, net	331.6	270.3
Prepaid expenses and other	342.8	1,018.2
Assets of businesses held for sale	5,179.2	6,381.6

Total Current Assets	8,639.4	10,356.2
Satellites, net of accumulated depreciation of $470.9 and $427.5	2,597.7	2,408.2
Property, net of accumulated depreciation of $2,277.0 and $2,101.2	1,696.2	1,791.6
Goodwill, net	3,034.1	3,034.1
Intangible Assets, net	1,024.6	568.5
Investments and Other Assets	606.1	819.4

Total Assets	$17,598.1	$18,978.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,009.2	$1,366.3
Deferred revenues	215.3	170.3
Short-term borrowings and current portion of long-term debt	26.2	226.2
Accrued liabilities and other	1,253.0	937.5
Liabilities of businesses held for sale	2,340.2	3,139.6

Total Current Liabilities	4,843.9	5,839.9
Long-Term Debt	2,408.2	2,434.8
Other Liabilities and Deferred Credits	1,378.0	832.8
Deferred Income Taxes	138.1	216.6
Commitments and Contingencies
Minority Interests	67.8	22.8
Stockholders’ Equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 1,385,016,481 shares and 1,383,649,451 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	10,838.8	10,817.5
Retained earnings (deficit)	(2,041.0)	(1,388.9)

Subtotal Stockholders’ Equity	8,797.8	9,428.6

Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	(48.8)	(48.8)
Accumulated unrealized gains on securities and derivatives	23.7	271.4
Accumulated foreign currency translation adjustments	(10.6)	(20.1)

Total Accumulated Other Comprehensive Income (Loss)	(35.7)	202.5

Total Stockholders’ Equity	8,762.1	9,631.1

Total Liabilities and Stockholders’ Equity	$17,598.1	$18,978.0

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Dollars in Millions)
Cash Flows From Operating Activities
Income (loss) from continuing operations before cumulative effect of accounting change	$157.6	$(66.4)
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of accounting change to net cash provided by (used in) operating activities
Depreciation and amortization	357.1	372.1
Equity losses from unconsolidated affiliates	—	61.0
Net gain from sale of investments	(396.5)	(6.0)
Net unrealized gain on investments	—	(22.1)
Loss on disposal of assets	15.0	11.1
Stock-based compensation expense	42.2	3.5
Deferred income taxes and other	41.2	(60.6)
Change in other operating assets and liabilities
Accounts and notes receivable	13.0	93.4
Inventories	(74.8)	(66.9)
Prepaid expenses and other	0.7	54.8
Accounts payable	(357.1)	(3.3)
Accrued liabilities	7.4	125.6
Other	153.5	(76.9)

Net Cash Provided by (Used in) Operating Activities	(40.7)	419.3

Cash Flows From Investing Activities
Investment in companies	(0.3)	(10.8)
Purchase of short-term investments	(3.2)	(47.7)
Expenditures for property	(204.5)	(161.6)
Expenditures for satellites	(232.9)	(140.7)
Proceeds from sale of investments	510.5	17.9
Proceeds from sale of businesses	279.4	—
Other	4.5	1.7

Net Cash Provided by (Used in) Investing Activities	353.5	(341.2)

Cash Flows From Financing Activities
Net increase (decrease) in short-term borrowings	2.7	(516.0)
Long-term debt borrowings	0.6	2,625.4
Repayment of long-term debt	(214.1)	(18.4)
Debt issuance costs	(1.9)	(65.3)
Stock options exercised	13.6	4.9

Net Cash Provided by (Used in) Financing Activities	(199.1)	2,030.6

Net cash provided by continuing operations	113.7	2,108.7
Net cash used in discontinued operations	—	(66.2)

Net increase in cash and cash equivalents	113.7	2,042.5
Cash and cash equivalents at beginning of the period	1,720.1	324.4

Cash and cash equivalents at end of the period	$1,833.8	$2,366.9

Supplemental Cash Flow Information
Interest paid	$48.3	$26.6
Income taxes paid	27.5	12.9

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The DIRECTV Group, Inc. (the “Company”) is a world-leading provider of digital television entertainment and broadband satellite networks and services. On March 16, 2004, the Company changed its corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. Effective on March 17, 2004, the Company’s ticker symbol on the New York Stock Exchange was changed from “HS” to “DTV.” The name of the Company was changed to better reflect the Company’s commitment to building its business around the DIRECTV businesses and had no impact on the Company’s common stock or the rights of stockholders.

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

On April 20, 2004, the Company and PanAmSat Corporation (“PanAmSat”) announced the signing of a definitive agreement that, subject to the satisfaction of the conditions described in that agreement, provides for the sale of the Company’s approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) for about $2.84 billion in cash. The Company recorded the expected loss on this transaction of $478.6 million, net of a tax benefit of $291.0 million, in the quarter ended March 31, 2004, as a charge to “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Income. During the second quarter of 2004, the Company’s investment in PanAmSat increased as a result of net income recorded by PanAmSat during the second quarter. Because the sale price is fixed at about $2.84 billion, and the Company’s investment in PanAmSat increased during the second quarter of 2004, the expected loss on the transaction also increased by $41.4 million, net of a tax benefit of $6.9 million. The total expected loss of $520.0 million includes an estimate of direct costs associated with the transaction and retention of certain tax liabilities for which the Company has agreed to indemnify PanAmSat. As more fully discussed below in Note 8, on August 3, 2004, the primary propulsion system on Galaxy 10R, a PanAmSat satellite, experienced an unexpected shutdown that the manufacturer has determined is a permanent failure. This satellite can, however, operate normally on its available bi-propellant fuel for over three years. Under the terms of the agreement for the sale of the Company’s interest in PanAmSat, the permanent failure on Galaxy 10R allows KKR to not consummate the transactions described above. KKR is evaluating the impact of the failure on the transactions and is working with PanAmSat and the Company to address the effect of this event.

On June 8, 2004, the Company, Hughes Network Systems, Inc. (“HNS”) and Flextronics Sales & Marketing (L-A) Ltd. (“Flextronics”) entered into an agreement whereby Flextronics will acquire HNS’ 55% ownership interest in Hughes Software Systems Limited (“HSS”), an Indian telecommunications software products and services provider, for $226.5 million in cash. The Company received the $226.5 million of cash proceeds on June 11, 2004 and deferred the approximate $177.5 million pre-tax gain, included in “Accrued liabilities and other” on the Consolidated Balance Sheets, which will be recognized in the third quarter of 2004 upon close of the transaction following compliance by Flextronics with Indian regulatory requirements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat, which formerly comprised the Satellite Services segment, and HSS, which was a component of the Network Systems segment, have been excluded from the Company’s results from continuing operations for all periods presented herein. Consequently, the financial results of PanAmSat and HSS are presented in the Company’s Consolidated Statements of Income in a single line item entitled “Income (loss) from discontinued operations, net of taxes” and the related assets and liabilities are presented in the Consolidated Balance Sheets in line items entitled “Assets of businesses held for sale” and “Liabilities of businesses held for sale.” See Note 12 for further discussion of discontinued operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the revised consolidated financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 3, 2004, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 6, 2004 and all other filings by the Company, including other Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Beginning on January 1, 2004, the Company allocates pension and other postretirement benefit expenses to its subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

Note 2. Accounting Changes

Subscriber Acquisition, Retention and Upgrade Costs

Effective January 1, 2004, the Company changed its method of accounting for subscriber acquisition, retention and upgrade costs. Previously, a portion of these costs were deferred, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. The Company now expenses all subscriber acquisition, retention and upgrade costs as incurred as subscribers activate the DIRECTV® service. The Company determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding of the Company’s reported results for investors. As a result of the change, the deferred subscriber acquisition cost balance of $503.9 million that was included in “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2003 was expensed as a cumulative effect of accounting change on January 1, 2004. The amount of the cumulative effect was $310.5 million, net of taxes. Had the new method of accounting been applied in 2003, operating costs would have decreased by $7.8 million and increased by $4.7 million for the three month and six month periods ended June 30, 2003, respectively.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth the Company’s income (loss) from continuing operations before cumulative effect of accounting change and net income (loss) on a pro forma basis as if the change in accounting for subscriber acquisition, retention and upgrade costs had been applied retroactively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Reported income (loss) from continuing operations before cumulative effect of accounting change	$(17.6)	$7.4	$157.6	$(66.4)
Reported basic and diluted earnings (loss) per common share	(0.01)	0.01	0.11	(0.05)
Pro forma income (loss) from continuing operations	(17.6)	12.2	157.6	(69.3)
Pro forma basic and diluted earnings (loss) per common share	(0.01)	0.01	0.11	(0.05)

Reported net income (loss)	$(13.3)	$21.6	$(652.1)	$(29.3)
Reported basic and diluted earnings (loss) per common share	(0.01)	0.02	(0.47)	(0.02)
Pro forma net income (loss)	(13.3)	26.4	(341.6)	(32.2)
Pro forma basic and diluted earnings (loss) per common share	(0.01)	0.02	(0.25)	(0.02)

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Reported net income (loss)	$(13.3)	$21.6	$(652.1)	$(29.3)
Add: Stock compensation cost, net of taxes, included in net income (loss)	22.9	3.8	28.9	4.6
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(24.4)	(26.2)	(31.6)	(59.1)

Pro forma net loss	$(14.8)	$(0.8)	$(654.8)	$(83.8)

Basic and diluted net income (loss) per common share:
Reported net income (loss) per common share	$(0.01)	$0.02	$(0.47)	$(0.02)
Pro forma net loss per common share	(0.01)	—	(0.47)	(0.06)

On June 2, 2004, the Company obtained shareholder approval for The DIRECTV Group, Inc. 2004 Stock Plan. During June 2004, the Company granted restricted stock units and stock options, as contemplated by the approved plan. The stock options were granted to the Company’s CEO to replace stock options that were cancelled by News Corporation, his former employer. During the quarter ended June 30, 2004, the Company recognized $35.1 million of stock-based compensation expense, which includes the cost related to restricted stock units, the cost of replacement options granted to the Company’s CEO and the cost associated with News Corporation options retained by former News Corporation employees recently hired by the Company. The Company expects stock compensation expense to be about $10 million in each of the third and fourth quarters of 2004.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3. Inventories

The following table sets forth the amounts recorded for inventories, net, as of the periods presented:

	June 30, 2004	December 31, 2003
	(Dollars in Millions)
Productive material and supplies	$20.7	$64.2
Work in process	70.1	81.1
Finished goods	271.8	158.3

Total	362.6	303.6
Less provision for excess or obsolete inventory	31.0	33.3

Inventories, net	$331.6	$270.3

Note 4. Goodwill and Intangible Assets

As of June 30, 2004 and December 31, 2003, the carrying amounts for goodwill by reporting unit were $3,031.7 million for Direct-To-Home Broadcast and $2.4 million for Network Systems.

The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	June 30, 2004			December 31, 2003
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
Subscriber Related	2-6	384.3	220.0	164.3	220.0	198.1	21.9
Dealer Network	12	130.0	39.2	90.8	130.0	34.6	95.4
Distribution Rights	7	322.1	3.8	318.3	—	—	—
Intangible Pension Asset	—	18.8	—	18.8	18.8	—	18.8

Total Intangible Assets		$1,318.2	$293.6	$1,024.6	$831.8	$263.3	$568.5

Amortization expense for intangible assets was $11.8 million and $30.3 million for the three month and six month periods ended June 30, 2004, respectively, and $18.5 million and $37.0 million for the three month and six month periods ended June 30, 2003, respectively.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $40.2 million in the remainder of 2004; $80.3 million in 2005; $80.3 million in 2006; $80.3 million in 2007; $80.3 million in 2008; and $212.0 million thereafter.

Note 5. Investments

On January 28, 2004, the Company sold 10,000,000 shares of XM Satellite Radio Holdings, Inc. (“XM Satellite Radio”) common stock for $254.4 million. On March 25, 2004, the Company sold its remaining 9,014,843 shares of XM Satellite Radio common stock for $223.1 million. As a result of these transactions, the Company recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in “Other, net” in the Consolidated Statements of Income. In addition, the Company sold other equity investments for $33.0 million

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

and $17.9 million in cash during the six months ended June 30, 2004 and 2003, respectively, and recorded a pre-tax gain of $9.4 million and $6.0 million in the six months ended June 30, 2004 and 2003, respectively.

Note 6. Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at June 30, 2004	June 30, 2004	December 31, 2003
		(Dollars in Millions)
Short-term borrowings	4.00%-16.00%	$16.0	$10.6
Current portion of long-term debt	3.49%	10.2	215.6

Total short-term borrowings and current portion of long-term debt		$26.2	$226.2

Long-Term Debt

	Interest Rates at June 30, 2004	June 30, 2004	December 31, 2003
		(Dollars in Millions)
Notes payable	8.375%	$1,400.0	$1,400.0
Credit facilities	3.49%	1,011.8	1,225.0
Other debt	5.62%-12.10%	6.6	25.4

Total debt		2,418.4	2,650.4
Less current portion		10.2	215.6

Total long-term debt		$2,408.2	$2,434.8

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

The fair value of DIRECTV U.S.’ senior notes was approximately $1,553.7 million at June 30, 2004 based on quoted market prices.

Credit Facilities.    DIRECTV U.S.’ senior secured credit facilities consist of a Term Loan and a $250.0 million revolving credit facility, which was undrawn at June 30, 2004. DIRECTV U.S. is required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. Borrowings under the Term Loan bore interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.75%, until it was replaced in March 2004 with a new Term Loan with substantially identical terms except that the interest rate was reduced to LIBOR plus 2.25%, which may be increased or decreased under certain conditions. The Term Loan matures in 2010 and the revolving credit facility matures in 2008.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Principal payments under the Term Loan are due primarily in 2008 to 2010. However, at each year end DIRECTV U.S. may be required to make a computation of excess cash flows for the year, as defined by the senior secured credit facilities agreement, which could result in DIRECTV U.S. making a prepayment under the Term Loan. Based upon the calculated excess cash flows for the year ended December 31, 2003, DIRECTV U.S. made a prepayment of $201.0 million under the Term Loan on April 15, 2004.

The revolving portion of the senior secured credit facilities is available to fund DIRECTV U.S.’ working capital and other requirements. The senior secured credit facilities are secured by substantially all of DIRECTV U.S.’ assets and are fully and unconditionally guaranteed, jointly and severally, by all of DIRECTV U.S.’ domestic subsidiaries.

The Company’s short-term borrowings, notes payable, credit facilities and other borrowings mature as follows: $15.8 million in the remainder of 2004; $11.5 million in 2005; $13.9 million in 2006; $12.0 million in 2007; $252.9 million in 2008; and $2,128.3 million thereafter. However, these amounts do not reflect potential prepayments that may be required under DIRECTV U.S.’ senior secured credit facilities.

Covenants and Restrictions.    The senior secured credit facilities require DIRECTV U.S. to maintain certain financial covenants. The senior notes and the senior secured credit facilities also include covenants that restrict DIRECTV U.S.’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends to the Company or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than DIRECTV U.S.’ current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of DIRECTV U.S.’ assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes) and (xi) make capital expenditures. Should DIRECTV U.S. fail to comply with its covenants, all or a portion of the borrowings under the senior notes and senior secured credit facilities could become immediately payable. At June 30, 2004, DIRECTV U.S. was in compliance with all such covenants.

As of June 30, 2004, restricted cash of $46.7 million was included as part of “Prepaid expenses and other” in the Consolidated Balance Sheets. The $46.7 million was deposited to secure certain letters of credit and obligations of the Company and the Company’s majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 7. Pension and Other Postretirement Benefits

The components of net periodic benefit costs were as follows for the periods indicated:

Components of Net Periodic Benefit Costs

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Components of net periodic benefit costs
Benefits earned during the period	$5.2	$5.7	$12.2	$11.5
Interest accrued on benefits earned in prior periods	10.1	8.8	18.8	17.7
Expected return on assets	(9.6)	(8.1)	(17.2)	(16.2)
Amortization components
Amount resulting from changes in plan provisions	(0.9)	0.5	1.2	1.1
Net amount resulting from changes in plan experience and actuarial assumptions	1.7	1.1	2.3	2.2

Subtotal	6.5	8.0	17.3	16.3
Other costs
Settlement costs	—	—	14.8	—
Contractual termination benefit costs	—	—	9.4	—

Net periodic benefit costs	$6.5	$8.0	$41.5	$16.3

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Components of net periodic benefit costs
Benefits earned during the period	$—	$0.2	$0.1	$0.3
Interest accrued on benefits earned in prior periods	0.3	0.5	0.6	1.0

Net periodic benefit costs	$0.3	$0.7	$0.7	$1.3

The settlement costs and contractual termination benefit costs recognized during the six months ended June 30, 2004 are attributable to benefits provided to participants of the contributory plan who were terminated as part of headcount reductions following the completion of the News Corporation transactions. See Note 10 for additional information.

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected to contribute approximately $17.5 million and $31.2 million to its qualified and nonqualified pension plans, respectively, in 2004. During the six months ended June 30, 2004, the Company contributed $21.2 million to its nonqualified pension plan. In July 2004, the Company contributed the $17.5 million to its qualified pension plan. Currently, the Company expects to contribute approximately $10.0 million to its nonqualified pension plan in the second half of 2004.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 8. Commitments and Contingencies

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against the Company arising in the ordinary course of business. The Company has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require the Company to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2004. After discussion with counsel representing the Company in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.

DIRECTV U.S. filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television, Inc. (“Pegasus”) and Golden Sky Systems, Inc. (“Golden Sky”) which are referred to collectively in this paragraph as the Defendants. The action was subsequently removed to the U.S. District Court for the Central District of California. The lawsuit sought to recover approximately $52 million, excluding interest, that the Defendants owe DIRECTV U.S. under the parties’ Seamless Marketing Agreement, which provided for reimbursement to DIRECTV U.S. of certain costs that resulted from new subscriber activations in the Defendants’ territory. On April 14, 2004, the jury returned a verdict awarding DIRECTV U.S. $51.5 million in damages against the Defendants as a result of the Defendants’ breach of the agreement. The court granted DIRECTV U.S.’ request for prejudgment interest and on May 24, 2004, entered judgment against the Defendants and in favor of DIRECTV U.S. in the amount of approximately $63 million. Defendants filed a voluntary petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court, District of Maine, on June 2, 2004, staying DIRECTV U.S.’ ability to collect on the judgment. On June 21, 2004, the Defendants filed a Notice of Appeal.

Pegasus and Golden Sky, which are referred to collectively in this paragraph as the Plaintiffs, filed an action on January 11, 2000 against DIRECTV U.S. in the U.S. District Court for the Central District of California. The Plaintiffs alleged, among other things, that DIRECTV U.S. interfered with their contractual relationship with the National Rural Telecommunications Cooperative (“NRTC”). The Plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its lawsuits against DIRECTV U.S., which have been settled. On May 13, 2004, the court entered an order eliminating all of the Plaintiffs’ remaining claims and dismissed DIRECTV U.S.’ claim on the term of the member agreements based on lack of standing. The Court entered final judgment on June 2, 2004. On June 10, 2004, the Plaintiffs filed a Notice of Appeal.

As discussed above, Pegasus and Golden Sky, among others, which are referred to collectively in this paragraph as Debtors, filed a voluntary petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court, District of Maine, on June 2, 2004. Debtors also filed an Adversary Complaint in the bankruptcy court against DIRECTV, Inc., the NRTC, and various officers and directors of the NRTC. The complaint seeks declaratory and injunctive relief, rescission of certain agreements between DIRECTV U.S. and NRTC, specific performance against NRTC, restitution, compensatory and punitive damages. On July 30, 2004, DIRECTV U.S. entered into certain arrangements with Pegasus, Golden Sky and certain other related entities, which are referred to collectively in this paragraph as Pegasus, whereby DIRECTV U.S. will purchase certain direct broadcast satellite assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. As part of these arrangements, Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV U.S., The DIRECTV Group, Inc., NRTC, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties also entered into a Global Settlement Agreement pursuant to which such parties have agreed, effective upon the closing of the asset sale, to release each other from substantially all claims outlined above between the parties, including the judgment entered in May 2004 in favor of DIRECTV U.S. against Pegasus.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

These transactions are described in more detail in Note 12. Should the contemplated transactions be approved and successfully close, then the Global Settlement Agreement would result in the termination of substantially all of the litigation with Pegasus and related entities outlined above. Until such time, the parties have agreed to a stay of the litigation outlined above.

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

The Company uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers. The Company generally relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on the Company’s ability to provide service. Where insurance costs related to satellite components or systems that have suffered anomalies in the past are prohibitive, the Company’s insurance policies contain coverage exclusions and the Company is not insured for certain other satellites. At June 30, 2004, the net book value of satellites that were insured with coverage exclusions amounted to $275.3 million, all of which relates to satellites owned by PanAmSat, and the net book value of the satellites that were not insured was $1,403.2 million, $1,020.4 million of which relates to satellites owned by PanAmSat. Amounts for satellites owned by PanAmSat are included in “Assets of businesses held for sale” in the Consolidated Balance Sheets.

The agreement to sell the Company’s interest in PanAmSat may be terminated by the purchaser, KKR, if, among other things, there is a total loss of any one of certain specifically identified satellites in PanAmSat’s fleet, including satellites under construction and not yet launched, prior to the close of the transaction. Recent satellite anomalies at PanAmSat are described below.

On August 3, 2004, the secondary Xenon Ion Propulsion System (“XIPS”) on Galaxy 10R experienced an unexpected shutdown. XIPS is an electronic propulsion system that maintains the satellite’s in-orbit position, as its primary propulsion system. The primary XIPS on this satellite had previously failed and the manufacturer has determined that the secondary XIPS system has now permanently failed. In the absence of the secondary XIPS, this satellite can operate normally on its available bi-propellant fuel for over three years.

The Company does not expect this event to affect service to PanAmSat’s customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. As a result, there should be no material impact on services, revenues or operations. In addition, the remaining fuel for the backup propulsion system should provide ample time to transition customers to a new or replacement satellite and substantially all of PanAmSat’s customer contracts would continue in effect on their terms on such new or replacement satellite.

As a result of the Galaxy 10R shutdown, the Company expects to accelerate its planned capital expenditures during the 2004 through 2007 timeframe to replace this satellite. Galaxy 10R is insured and a claim will be made under its insurance policy. Any insurance proceeds will be used to partially offset the replacement cost.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

PanAmSat had already begun construction of Galaxy 17 as an on-ground spare for Galaxy 16. Upon the successful launch of Galaxy 16, Galaxy 17 will be available as a replacement for Galaxy 10R. PanAmSat also has contractual arrangements in place that would allow it to procure the construction and launch of an additional satellite.

Under the terms of the agreement for the sale of the Company’s interest in PanAmSat, the permanent XIPS failure on Galaxy 10R allows KKR to not consummate the transactions contemplated thereby. KKR is evaluating the impact of the XIPS failure on the transactions and is working with PanAmSat and the Company to address the effect of this event.

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

On July 31, 2003, PanAmSat filed a proof of loss under the insurance policy for one of its Boeing Satellite Systems, Inc. (“BSS”) model 601 HP spacecraft after the secondary XIPS ceased working. During 2003, PanAmSat reached an agreement with all but one of the insurers and received $102.6 million in proceeds. In March 2004, PanAmSat reached an agreement with the last insurer of the satellite and received $26.9 million in proceeds.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for two of its BSS model 702 spacecraft for constructive total losses based on degradation of the solar panels. On December 29, 2003, PanAmSat reached a settlement with its insurers for payment to PanAmSat of $260.0 million. PanAmSat received the $260.0 million settlement amount during the first quarter of 2004 and plans on using these proceeds to replace existing satellites over the next several years.

The availability and use of the $26.9 million and $260.0 million of proceeds from the PanAmSat insurance claims, which are included in “Assets of businesses held for sale” on the Consolidated Balance Sheets, were restricted by PanAmSat’s credit facilities until the restrictions were lifted in June 2004.

As part of an arrangement with Telesat Canada (“Telesat”), a Canadian telecommunications and broadcast services company, DIRECTV U.S. agreed to provide Telesat the use of the DIRECTV 3 satellite, which is currently used as an in-orbit spare, through the end of its useful life and in return, Telesat agreed to allow DIRECTV U.S. the use of its 72.5 degrees west longitude (“WL”) Canadian orbital location. DIRECTV U.S. plans to relocate DIRECTV 5, or a similar satellite, to 72.5 WL to provide additional local channels and other programming in the U.S. through 2008. Both DIRECTV 3 and DIRECTV 5 are currently not in use for primary DIRECTV services. In the second quarter of 2004, the Federal Communications Commission (“FCC”) granted approval for DIRECTV 3 to be moved to a Canadian orbital location and used by Telesat. DIRECTV U.S. is currently awaiting approval for the use of 72.5 WL. If DIRECTV U.S. is successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $72.2 million at June 30, 2004, will be reclassified as an intangible asset and amortized over the life of DIRECTV U.S.’ right to use 72.5 WL. However, if DIRECTV U.S. is unsuccessful in obtaining FCC approval to use 72.5 WL, DIRECTV U.S. will be required to immediately expense the net book value of DIRECTV 3.

Other Contingencies

As of June 30, 2004, the Company was contingently liable under standby letters of credit and bonds in the aggregate amount of $44.3 million, which were undrawn at June 30, 2004.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Commitments

At June 30, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $363.3 million, payable as follows: $89.6 million in the remainder of 2004, $123.4 million in 2005, $64.7 million in 2006, $37.7 million in 2007, $30.9 million in 2008 and $17.0 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expense under operating leases, net of sublease income, was $33.1 million and $29.8 million for the six months ended June 30, 2004 and 2003, respectively.

The Company has minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, telemetry, tracking and control services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. As of June 30, 2004, minimum payments over the terms of applicable contracts are anticipated to be approximately $2,917.9 million, payable as follows: $363.2 million in the remainder of 2004, $544.5 million in 2005, $651.1 million in 2006, $804.3 million in 2007, $531.2 million in 2008 and $23.6 million thereafter. Excluded from the minimum payments above is a commitment to purchase in excess of $1 billion of set-top receivers from Thomson Inc. (“Thomson”) during the first three years of the contract term based on current set-top receiver prices, as more fully discussed below in Note 12.

Note 9. Related-Party Transactions

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell broadcast programming, telecommunication services, advertising, equipment and inventory. Transactions entered into with GM and its affiliates prior to December 23, 2003 were considered related-party transactions. Other related parties include DIRECTV Latin America, LLC’s (“DLA LLC”) Puerto Rican and Venezuelan LOCs prior to their consolidation with the Company on July 1, 2003. As a result of the completion of the News Corporation transactions, beginning on December 23, 2003, News Corporation and its affiliates are considered related parties.

The following table summarizes sales and purchase transactions with News Corporation and its affiliates:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Dollars in Millions)
Sales	$2.6	$4.2
Purchases	99.2	181.9

The following table sets forth the amount of assets and liabilities resulting from transactions with related parties:

	June 30, 2004	December 31, 2003
	(Dollars in Millions)
Accounts receivable	$3.7	$0.5
Accounts payable	83.7	75.1

Effective March 1, 2004, NDS Limited (“NDS”), a subsidiary of News Corporation, became the exclusive provider of conditional access products and services, including system access cards, a key component of the access security system in set-top receivers, to DIRECTV U.S. NDS will be responsible for developing and periodically replacing system access cards during the term of the agreement.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 10. Severance and Retention Costs

As a result of the sale of HNS’ set-top receiver manufacturing business to Thomson in June 2004, HNS restructured its support functions to coincide with the resulting reduction in business operations. As a result, during June 2004, 228 personnel received termination notices and HNS accrued $12.1 million for severance and related costs to be paid to employees during the third quarter of 2004. See Note 12 for additional information regarding this transaction.

During the first quarter of 2004, the Company announced the reduction of corporate office headcount by over half as a result of a plan to consolidate corporate and DIRECTV U.S. support functions. There were also additional headcount reductions at DIRECTV U.S. and at DLA LLC. As a result, the Company recorded charges of $41.9 million and $3.5 million in the three months ended March 31, 2004 and June 30, 2004, respectively, in “Selling, general and administrative expenses” in the Consolidated Statements of Income. Total charges of $45.4 million for the six months ended June 30, 2004 are comprised of $21.2 million in severance costs and $24.2 million of related costs under the Company’s pension benefit plans. DLA LLC expects to record an additional $3.8 million during the remainder of 2004 related to severance benefits to be paid to employees who have been asked to continue providing services for periods ranging from three to twelve months. Substantially all of the severance benefits will be paid during 2004.

As a result of the completion of the News Corporation transactions on December 22, 2003, certain employees of the Company are expected to earn about $36.0 million in retention benefits during the 12 month period subsequent to the completion of the transactions. During the three month and six month periods ended June 30, 2004, the Company recorded an expense of $9.1 million and $20.7 million, respectively, related to these benefits in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

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

Reorganization (expense) income reported in the Company’s Consolidated Statements of Income was ($1.8) million and ($4.1) million for the quarters ended June 30, 2004 and 2003, respectively, and $43.4 million and ($11.0) million for the six months ended June 30, 2004 and 2003, respectively. Reorganization income for the six months ended June 30, 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the reorganization. Cash payments of $1.1 million and $200.8 million were made during the three month and six month periods ended June 30, 2004, respectively, to settle claims made during the bankruptcy proceedings.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The DLA LLC Second Amended and Restated Limited Liability Company Agreement (the “DLA LLC Agreement”), as amended in February 2004, provides Darlene the right to require the Company to purchase all of Darlene’s equity interests in DLA LLC for $200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that the Company has the right to require Darlene to sell all of its equity interests in DLA LLC to the Company for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if there is a combination of the business or operations of DLA LLC with substantially all of the direct-to-home satellite business or operations of Sky Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement. For further information, see the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2004.

Note 12. Acquisitions and Divestitures

Acquisitions

NRTC Contract Rights

On June 2, 2004, DIRECTV U.S. and the NRTC announced an agreement, effective June 1, 2004, to end the NRTC’s exclusive DIRECTV service distribution agreement to certain rural territories in the United States and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC $4.4 million per month through June 2011, or $322.1 million on a present value basis, calculated using an estimated incremental annual borrowing rate of 4.3%. As a result of this agreement, DIRECTV U.S. now has the right to sell its services in all territories across the United States. At June 30, 2004, the present value of the cash payments to be made to the NRTC was recorded in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits,” with a corresponding amount recorded as distribution rights in “Intangible Assets, net” in the Consolidated Balance Sheets. The distribution rights intangible asset is being amortized to expense over seven years, which represents the remaining life of the original DIRECTV service distribution agreement.

NRTC Member Subscribers

In connection with the NRTC transaction described above, DIRECTV U.S. provided the NRTC’s 95 members, excluding Pegasus, the option to retain their subscribers with substantially the same terms and conditions as they had prior to the NRTC transaction, or sell their subscribers to DIRECTV U.S. for $875 or $1,050, per subscriber, depending on the member’s contract period, payable in a lump-sum or over five or seven years plus interest. Members may make their elections through August 31, 2004. As of June 30, 2004, 47 members, representing approximately 157,000 subscribers out of the NRTC’s total subscribers of approximately 357,000, excluding Pegasus, elected to sell their subscribers to DIRECTV U.S. As a result, at June 30, 2004 DIRECTV U.S. recorded liabilities in the Consolidated Balance Sheets in “Accrued liabilities and other” amounting to $83.2 million for members electing a lump-sum payout, which was paid in July 2004, and in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” amounting to $81.1 million for those members electing the long-term payment option. DIRECTV U.S. also recorded a subscriber related intangible asset in “Intangible assets, net” in the Consolidated Balance Sheets amounting to $164.3 million, which will be amortized over the estimated subscriber lives of approximately six years.

In July 2004, DIRECTV U.S. received elections from an additional 47 NRTC members, representing approximately 200,000 additional subscribers, who elected to sell their subscribers to DIRECTV U.S. As a result, DIRECTV U.S. paid an additional $90.1 million in July 2004 to those members electing a lump-sum payout and accrued an additional $119.1 million for those members electing the long-term payment option. As a result, in July 2004, DIRECTV U.S. increased the amount of the subscriber related intangible asset equal to the amounts paid and accrued.

In total, DIRECTV U.S. paid out $173.3 million in July 2004 for those members electing lump-sum payments.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Pegasus Subscribers

In July 2004, DIRECTV U.S. entered into an agreement with Pegasus and related entities for DIRECTV U.S. to purchase certain direct broadcast satellite assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. DIRECTV U.S. will pay $875 million in cash, which is net of the approximately $63 million judgment returned in May 2004 by the U.S. District Court for the Central District of California in favor of DIRECTV U.S. The aggregate purchase price is $938 million prior to taking into account the reduction for the judgment. The purchase price will also be reduced for amounts owed by Pegasus to DIRECTV U.S. for programming and other services and is subject to certain other adjustments at the close of the transaction. The agreement, which has been approved by the creditors’ committee in Pegasus’ Chapter 11 proceedings, will also result in a release of substantially all claims among the parties. The transaction is expected to close late in the third quarter of 2004, subject to the approval of the U.S. Bankruptcy Court, District of Maine. The $875 million cash payment to Pegasus will be made from available cash balances.

During August 2004, the Company deposited $875 million to secure a letter of credit issued to facilitate the close of this transaction.

Divestitures

PanAmSat

On April 20, 2004, the Company and PanAmSat announced the signing of a definitive agreement that provides for the sale of the Company’s approximately 80.4% interest in PanAmSat to an affiliate of KKR for about $2.84 billion in cash. The Company recorded the expected loss on this transaction of $478.6 million, net of a tax benefit of $291.0 million, in the quarter ended March 31, 2004, as a charge to “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Income. During the second quarter of 2004, the Company’s investment in PanAmSat increased as a result of net income recorded by PanAmSat during the second quarter. Because the sale price is fixed at about $2.84 billion, and the Company’s investment in PanAmSat increased, the expected loss on the transaction also increased by $41.4 million, net of a tax benefit of $6.9 million during the second quarter of 2004. The total expected loss of $520.0 million includes an estimate of direct costs associated with the transaction and retention of certain tax liabilities for which the Company has agreed to indemnify PanAmSat. The transaction, which has been approved by the boards of directors of the Company and PanAmSat, is subject to satisfaction of the conditions described in that agreement, including, among others, applicable U.S. and foreign regulatory approvals and approval by the stockholders of PanAmSat. The agreement may be terminated at the option of KKR if, among other things, there is a total loss of any one of certain specifically identified satellites in PanAmSat’s fleet, including satellites under construction and not yet launched, prior to the close of the transaction. Total loss per the agreement is defined as a satellite that is lost or destroyed or its actual operational capability is less than 50% of its stated operational capability.

As more fully discussed above in Note 8, on August 3, 2004, the primary propulsion system on Galaxy 10R experienced an unexpected shutdown that the manufacturer has determined is a permanent failure. This satellite can, however, operate normally on its available bi-propellant fuel for over three years. Under the terms of the agreement for the sale of the Company’s interest PanAmSat, the permanent failure on Galaxy 10R allows KKR to not consummate the transactions described above. KKR is evaluating the impact of the failure on the transactions and is working with PanAmSat and the Company to address the effect of this event. Subject to the outcome of this evaluation, this transaction is otherwise expected to be completed in the third quarter of 2004, at which time the Company will receive the approximately $2.84 billion in cash.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As part of the transaction for the sale of the Company’s interest in PanAmSat, the Company has agreed to enter into or cause its subsidiaries or affiliates to enter into certain commercial arrangements with PanAmSat. These arrangements include, among other things, entering into new lease agreements and the extension or amendment of certain existing transponder lease agreements.

Operating results of the discontinued operations of PanAmSat are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Revenues	$206.9	$203.5	$412.3	$403.3

Income before income taxes	$81.9	$41.3	$21.9	$83.3
Income tax (expense) benefit	(25.0)	(11.1)	3.1	(22.2)
Minority interests and other	(11.3)	(10.2)	(6.9)	(19.7)

Net income from discontinued operations, net of taxes	$45.6	$20.0	$18.1	$41.4

The carrying amounts of major classes of assets and liabilities for the discontinued operations of PanAmSat are as follows:

	June 30, 2004	December 31, 2003
	(Dollars in Millions)
Total current assets	$773.0	$938.4
Satellites and other property, net	2,146.3	2,362.5
Goodwill, net	1,950.4	2,748.6
Total assets	5,179.2	6,291.1
Total current liabilities	422.8	155.8
Long-term debt	1,075.0	1,696.5
Other liabilities and deferred credits	287.6	273.3
Minority interests	550.4	540.6
Total liabilities	2,340.2	3,092.1

Hughes Software Systems

On June 8, 2004, the Company, HNS and Flextronics entered into an agreement whereby Flextronics will acquire HNS’ 55% ownership interest in HSS for $226.5 million in cash. The Company received the $226.5 million of cash proceeds on June 11, 2004 and deferred the approximate $177.5 million pre-tax gain, included in “Accrued liabilities and other” on the Consolidated Balance Sheets, which will be recognized in the third quarter of 2004 upon close of the transaction following compliance by Flextronics with Indian regulatory requirements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Operating results of the discontinued operations of HSS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Revenues	$8.4	$11.2	$26.0	$21.0

Income before income taxes	$0.2	$3.5	$5.4	$7.0
Income tax expense	—	(0.4)	(0.6)	(1.0)
Minority interests and other	(0.1)	(1.5)	(2.1)	(2.6)

Net income from discontinued operations, net of taxes	$0.1	$1.6	$2.7	$3.4

The carrying amounts of major classes of assets and liabilities for the discontinued operations of HSS are as follows:

December 31, 2003
(Dollars in Millions)
Total assets	$90.5
Total liabilities	47.5

DIRECTV Broadband

On February 28, 2003, DIRECTV Broadband, Inc. (“DIRECTV Broadband”) completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, the Company recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During 2003, the accrual was reduced due to the favorable settlement of certain contractual commitments by recording a gain of $1.6 to “Income (loss) from discontinued operations, net of taxes” on the Consolidated Statements of Income. As of June 30, 2004, $0.9 million of accruals were remaining.

Satellite Systems Manufacturing Businesses

Pursuant to a settlement agreement executed on July 15, 2003 related to the purchase price adjustment dispute arising from the 2000 sale by the Company of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), the Company recorded an after-tax charge of $7.7 million to discontinued operations during the quarter ended June 30, 2003.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat, HSS and DIRECTV Broadband have been excluded from the Company’s results from continuing operations for all periods presented herein. Consequently, the financial results for PanAmSat, HSS and DIRECTV Broadband are presented in the Consolidated Statements of Income in a single line item entitled “Income (loss) from discontinued operations, net of taxes” and the related assets and liabilities of PanAmSat and HSS are presented in the Consolidated Balance Sheets in line items entitled “Assets of businesses held for sale” and “Liabilities of businesses held for sale,” respectively. The after-tax charge of $7.7 million resulting from the settlement with Boeing discussed above has also been included in “Income (loss) from discontinued operations, net of taxes” on the Consolidated Statements of Income for the three month and six month periods ended June 30, 2003. The net cash flows used by DIRECTV Broadband are presented in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

“Income (loss) from discontinued operations, net of taxes,” as reported on the Consolidated Statements of Income, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Income from discontinued operations, net of taxes	$45.7	$21.6	$20.8	$44.8
Loss on sale of discontinued operations, net of taxes	(41.4)	(7.4)	(520.0)	(7.7)

Income (loss) from discontinued operations, net of taxes	$4.3	$14.2	$(499.2)	$37.1

Basic and Diluted Earnings (Loss) Per Common Share:
Income from discontinued operations, net of taxes	$0.03	$0.02	$0.02	$0.03
Loss on sale of discontinued operations, net of taxes	(0.03)	(0.01)	(0.38)	—

Income (loss) from discontinued operations, net of taxes	$—	$0.01	$(0.36)	$0.03

Set-Top Receiver Manufacturing Business

As part of the Company’s sale of HNS’ set-top receiver manufacturing business to Thomson for $250 million in cash in June 2004, DIRECTV U.S. entered into a long-term purchase agreement (the “Agreement”) with Thomson for the supply of set-top receivers. The approximately $200 million in proceeds in excess of the book value of the HNS assets sold has been deferred and will be recognized as described below as a result of the Agreement. DIRECTV U.S. can earn a $50 million rebate from Thomson if Thomson’s sales of set-top receivers to DIRECTV U.S. and/or its retailers and distributors equal at least $4 billion over the initial five year contract term plus an optional one year extension period (the “Contract Term”). DIRECTV U.S. can also earn, on a pro rata basis, an additional $100 million rebate from Thomson if Thomson’s sales of set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. As part of the Agreement, DIRECTV U.S. has agreed to minimum set-top receiver volume requirements, which could be in excess of $1 billion of purchases by DIRECTV U.S. and/or its retailers and distributors over the first three years of the Contract Term based on current set-top receiver prices. The approximately $200 million in proceeds in excess of the book value of the HNS assets sold has been recorded as “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” in the Consolidated Balance Sheets and will be recognized as an offset to subscriber acquisition costs and/or retention and upgrade costs in the Consolidated Statements of Income, as appropriate, on a pro rata basis as the set-top receivers purchased are activated. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable the minimum purchase requirements will be met for the initial $50 million rebate during the initial contract period, and therefore DIRECTV U.S. will record a credit to subscriber acquisition costs and/or retention and upgrade costs in the Consolidated Statements of Income as earned upon set-top receiver activation, over the initial contract period with a corresponding entry to “Accounts and notes receivable, net” in the Consolidated Balance Sheets.

The approximately $200 million in proceeds in excess of the net book value of the HNS assets sold is included in cash flows from operating activities in the Consolidated Statements of Cash Flows for the six months ended June 30, 2004.

As the Company expects to have significant continuing cash flows with the set-top receiver manufacturing business resulting from the Agreement, the financial results of the set-top receiver manufacturing business prior to June 2004 will continue to be reported in continuing operations, and not as a discontinued operation.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Operating results of the set-top receiver manufacturing business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Revenues	$171.7	$114.2	$306.6	$202.8

Income (loss) before income taxes	$(16.8)	$4.7	$(8.7)	$5.6
Income tax (expense) benefit	6.5	(1.8)	3.3	(2.2)

Net income (loss)	$(10.3)	$2.9	$(5.4)	$3.4

Revenues for the sale of set-top receivers, excluding intercompany sales to DIRECTV U.S., were $74.5 million and $154.6 million for the three month and six month periods ended June 30, 2004, respectively, and $78.4 million and $125.4 million for the three month and six month periods ended June 30, 2003, respectively.

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

For purposes of calculating EPS, the weighted average number of common shares outstanding is calculated using the number of the Company’s common shares outstanding during the three month and six month periods ended June 30, 2004 and the number of shares in the GM Class H Dividend Base during the three month and six month periods ended June 30, 2003. The GM Class H Dividend Base is equal to the number of shares of GM Class H common stock which, if issued and outstanding, would have represented 100% of the tracking stock interest in the earnings of the Company. GM Class H common stock was a “tracking stock” of GM designed to provide holders with financial returns based on the financial performance of the Company. Holders of GM Class H common stock had no direct rights in the equity or assets of the Company, but rather had rights in the equity and assets of GM (which included 100% of the stock of the Company).

The following table sets forth comparative information regarding common shares outstanding based on the number of the Company’s common shares outstanding during the six months ended June 30, 2004 and the number of shares in the GM Class H Dividend Base during the six months ended June 30, 2003:

	Six Months Ended June 30,
	2004	2003
	(Shares in Millions)
Common shares outstanding at January 1	1,383.6	1,381.9
Increase for stock options exercised and other	1.4	0.6

Common shares outstanding at June 30	1,385.0	1,382.5

Weighted average number of common shares outstanding	1,384.3	1,382.0

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income (Loss)	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended June 30, 2004:
Basic EPS
Loss from continuing operations before cumulative effect of accounting change	$(17.6)	1,384.6	$(0.01)
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	—	—

Diluted EPS
Adjusted loss from continuing operations before cumulative effect of accounting change	$(17.6)	1,384.6	$(0.01)

Three Months Ended June 30, 2003:
Basic EPS
Income from continuing operations before cumulative effect of accounting change	$7.4	1,382.1	$0.01
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	2.5	—

Diluted EPS
Adjusted income from continuing operations before cumulative effect of accounting change	$7.4	1,384.6	$0.01

	Income (Loss)	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Six Months Ended June 30, 2004:
Basic EPS
Income from continuing operations before cumulative effect of accounting change	$157.6	1,384.3	$0.11
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.7	—

Diluted EPS
Adjusted income from continuing operations before cumulative effect of accounting change	$157.6	1,391.0	$0.11

Six Months Ended June 30, 2003:
Basic EPS
Loss from continuing operations before cumulative effect of accounting change	$(66.4)	1,382.0	$(0.05)
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	—	—

Diluted EPS
Adjusted loss from continuing operations before cumulative effect of accounting change	$(66.4)	1,382.0	$(0.05)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

For the three months ended June 30, 2004, options to purchase 92.9 million shares of common stock and 7.6 million restricted stock units were excluded from the calculation of diluted EPS because they were antidilutive. For the three months ended June 30, 2003, options to purchase 76.3 million shares of common stock were excluded from the calculation of diluted EPS because they were antidilutive.

For the six months ended June 30, 2004, options to purchase 63.4 million shares of common stock were excluded from the calculation of diluted EPS because they were antidilutive. For the six months ended June 30, 2003, options to purchase 92.2 million shares of common stock and 3.2 million restricted stock units were excluded from the calculation of diluted EPS because they were antidilutive.

Note 14. Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Net income (loss)	$(13.3)	$21.6	$(652.1)	$(29.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	5.6	1.9	9.5	0.7
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains (losses)	(10.4)	12.4	(4.6)	11.3
Less: reclassification adjustment for net (gains) losses recognized during the period	(2.8)	0.3	(243.1)	—

Other comprehensive income (loss)	(7.6)	14.6	(238.2)	12.0

Total comprehensive income (loss)	$(20.9)	$36.2	$(890.3)	$(17.3)

Note 15. Segment Reporting

The Company’s segments, which are differentiated by their products and services, include the Direct-To-Home Broadcast and Network Systems segments. Direct-To-Home Broadcast, which includes DIRECTV U.S. and DIRECTV Latin America, is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers. The Network Systems segment is a provider of satellite-based private business networks and broadband Internet access. Eliminations and other includes the corporate office and other entities.

Beginning on January 1, 2004, the Company allocates pension and other postretirement benefit expenses to its subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Selected information for the Company’s operating segments is reported as follows:

	Direct- To-Home Broadcast	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2004
External Revenues	$2,375.8	$267.0	$—	$2,642.8
Intersegment Revenues	8.2	97.3	(105.5)	—

Total Revenues	$2,384.0	$364.3	$(105.5)	$2,642.8

Operating Profit (Loss)	$47.7	$(37.3)	$(38.7)	$(28.3)
Add: Depreciation and amortization	157.5	15.9	(1.9)	171.5

Operating Profit (Loss) Before Depreciation and Amortization (1)	$205.2	$(21.4)	$(40.6)	$143.2

June 30, 2003
External Revenues	$1,934.7	$252.6	$—	$2,187.3
Intersegment Revenues	8.4	35.9	(44.3)	—

Total Revenues	$1,943.1	$288.5	$(44.3)	$2,187.3

Operating Profit (Loss)	$126.6	$(36.5)	$(24.5)	$65.6
Add: Depreciation and amortization	169.5	19.3	(3.4)	185.4

Operating Profit (Loss) Before Depreciation and Amortization (1)	$296.1	$(17.2)	$(27.9)	$251.0

Six Months Ended:
June 30, 2004
External Revenues	$4,607.1	$528.9	$—	$5,136.0
Intersegment Revenues	19.8	152.1	(171.9)	—

Total Revenues	$4,626.9	$681.0	$(171.9)	$5,136.0

Operating Profit (Loss)	$37.8	$(51.5)	$(110.8)	$(124.5)
Add: Depreciation and amortization	328.2	33.6	(4.7)	357.1

Operating Profit (Loss) Before Depreciation and Amortization (1)	$366.0	$(17.9)	$(115.5)	$232.6

June 30, 2003
External Revenues	$3,775.4	$448.6	$15.2	$4,239.2
Intersegment Revenues	15.6	77.4	(93.0)	—

Total Revenues	$3,791.0	$526.0	$(77.8)	$4,239.2

Operating Profit (Loss)	$160.8	$(82.8)	$(46.3)	$31.7
Add: Depreciation and amortization	342.5	35.8	(6.2)	372.1

Operating Profit (Loss) Before Depreciation and Amortization (1)	$503.3	$(47.0)	$(52.5)	$403.8

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss).” This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. The Company’s management and its Board of Directors use Operating Profit Before Depreciation and Amortization to evaluate the operating performance of the Company and its business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, the Company’s management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

The Company believes this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare the Company’s operating performance to other communications, entertainment and media service providers. The Company believes that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate the Company’s current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. The Company’s management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (concluded)

The following represents a reconciliation of operating profit before depreciation and amortization to reported net income (loss) on the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Operating profit before depreciation and amortization	$143.2	$251.0	$232.6	$403.8
Depreciation and amortization	171.5	185.4	357.1	372.1

Operating Profit (Loss)	(28.3)	65.6	(124.5)	31.7
Interest income	4.7	9.8	10.4	12.5
Interest expense	(20.6)	(45.6)	(43.9)	(88.7)
Reorganization (expense) income	(1.8)	(4.1)	43.4	(11.0)
Other, net	5.3	(10.5)	396.9	(38.6)

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	(40.7)	15.2	282.3	(94.1)
Income tax (expense) benefit	20.1	(7.7)	(127.0)	28.3
Minority interests in net (earnings) losses of subsidiaries	3.0	(0.1)	2.3	(0.6)

Income (loss) from continuing operations before cumulative effect of accounting change	(17.6)	7.4	157.6	(66.4)
Income (loss) from discontinued operations, net of taxes	4.3	14.2	(499.2)	37.1

Income (loss) before cumulative effect of accounting change	(13.3)	21.6	(341.6)	(29.3)
Cumulative effect of accounting change, net of taxes	—	—	(310.5)	—

Net Income (Loss)	$(13.3)	$21.6	$(652.1)	$(29.3)

* * *

THE DIRECTV GROUP, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Total Revenues	$2,642.8	$2,187.3	$5,136.0	$4,239.2
Total Operating Costs and Expenses	2,671.1	2,121.7	5,260.5	4,207.5

Operating Profit (Loss)	(28.3)	65.6	(124.5)	31.7
Other income (expense)	(12.4)	(50.4)	406.8	(125.8)
Income tax (expense) benefit	20.1	(7.7)	(127.0)	28.3
Minority interests in net (earnings) losses of subsidiaries	3.0	(0.1)	2.3	(0.6)

Income (loss) from continuing operations before cumulative effect of accounting change	(17.6)	7.4	157.6	(66.4)
Income (loss) from discontinued operations, net of taxes	4.3	14.2	(499.2)	37.1

Income (loss) before cumulative effect of accounting change	(13.3)	21.6	(341.6)	(29.3)
Cumulative effect of accounting change, net of taxes	—	—	(310.5)	—

Net Income (Loss)	$(13.3)	$21.6	$(652.1)	$(29.3)

Basic and Diluted Earnings (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.01)	$0.01	$0.11	$(0.05)
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.36)	0.03
Cumulative effect of accounting change, net of taxes	—	—	(0.22)	—

Net Income (Loss)	$(0.01)	$0.02	$(0.47)	$(0.02)

Weighted average number of common shares outstanding (in millions)-Basic	1,384.6	1,382.1	1,384.3	1,382.0

	June 30, 2004	December 31, 2003
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,833.8	$1,720.1
Total current assets	8,639.4	10,356.2
Total assets	17,598.1	18,978.0
Total current liabilities	4,843.9	5,839.9
Long-term debt	2,408.2	2,434.8
Total stockholders’ equity	8,762.1	9,631.1

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SUMMARY DATA — (continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Other Data:
Operating Profit (Loss)	$(28.3)	$65.6	$(124.5)	$31.7
Add: Depreciation and amortization	171.5	185.4	357.1	372.1

Operating Profit Before Depreciation and Amortization(1)	$143.2	$251.0	$232.6	$403.8

Operating Profit Margin	N/A	3.0%	N/A	0.7%
Operating Profit Before Depreciation and Amortization Margin(1)	5.4%	11.5%	4.5%	9.5%
Capital expenditures	$227.6	$148.9	$437.4	$302.3
Cash flows from operating activities	—	—	(40.7)	419.3
Cash flows from investing activities	—	—	353.5	(341.2)
Cash flows from financing activities	—	—	(199.1)	2,030.6
Cash used in discontinued operations	—	—	—	(66.2)

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss).” This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use Operating Profit Before Depreciation and Amortization to evaluate our operating performance and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communication, entertainment and media service providers. We believe that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. Our management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

Operating Profit Before Depreciation and Amortization Margin is calculated by dividing Operating Profit Before Depreciation and Amortization by total revenues.

THE DIRECTV GROUP, INC.

SUMMARY DATA — (concluded)

(Unaudited)

Selected Segment Data

	Direct-To Home Broadcast	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2004
Total Revenues	$2,384.0	$364.3	$(105.5)	$2,642.8
% of Total Revenue	90.2%	13.8%	(4.0)%	100.0%
Operating Profit (Loss)	$47.7	$(37.3)	$(38.7)	$(28.3)
Add: Depreciation and amortization	157.5	15.9	(1.9)	171.5

Operating Profit (Loss) Before Depreciation and Amortization	$205.2	$(21.4)	$(40.6)	$143.2

Operating Profit Margin	2.0%	N/A	N/A	N/A
Operating Profit Before Depreciation and Amortization Margin	8.6%	N/A	N/A	5.4%
Capital Expenditures	$174.1	$24.3	$29.2	$227.6

June 30, 2003
Total Revenues	$1,943.1	$288.5	$(44.3)	$2,187.3
% of Total Revenue	88.8%	13.2%	(2.0)%	100.0%
Operating Profit (Loss)	$126.6	$(36.5)	$(24.5)	$65.6
Add: Depreciation and amortization	169.5	19.3	(3.4)	185.4

Operating Profit (Loss) Before Depreciation and Amortization	$296.1	$(17.2)	$(27.9)	$251.0

Operating Profit Margin	6.5%	N/A	N/A	3.0%
Operating Profit Before Depreciation and Amortization Margin	15.2%	N/A	N/A	11.5%
Capital Expenditures	$65.6	$54.0	$29.3	$148.9

Six Months Ended:
June 30, 2004
Total Revenues	$4,626.9	$681.0	$(171.9)	$5,136.0
% of Total Revenue	90.1%	13.3%	(3.4)%	100.0%
Operating Profit (Loss)	$37.8	$(51.5)	$(110.8)	$(124.5)
Add: Depreciation and amortization	328.2	33.6	(4.7)	357.1

Operating Profit (Loss) Before Depreciation and Amortization	$366.0	$(17.9)	$(115.5)	$232.6

Operating Profit Margin	0.8%	N/A	N/A	N/A
Operating Profit Before Depreciation and Amortization Margin	7.9%	N/A	N/A	4.5%
Capital Expenditures	$316.4	$62.9	$58.1	$437.4

June 30, 2003
Total Revenues	$3,791.0	$526.0	$(77.8)	$4,239.2
% of Total Revenue	89.4%	12.4%	(1.8)%	100.0%
Operating Profit (Loss)	$160.8	$(82.8)	$(46.3)	$31.7
Add: Depreciation and amortization	342.5	35.8	(6.2)	372.1

Operating Profit (Loss) Before Depreciation and Amortization	$503.3	$(47.0)	$(52.5)	$403.8

Operating Profit Margin	4.2%	N/A	N/A	0.7%
Operating Profit Before Depreciation and Amortization Margin	13.3%	N/A	N/A	9.5%
Capital Expenditures	$138.8	$107.1	$56.4	$302.3

THE DIRECTV GROUP, INC.

The following management’s discussion and analysis should be read in conjunction with our revised management’s discussion and analysis of financial condition and results of operations for the three years ended December 31, 2003 included in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on June 3, 2004, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 6, 2004 and all of our other filings, including other Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “foresee,” “project” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, but are not limited to: economic conditions; product demand and market acceptance; ability to simplify aspects of our business model; improve customer service; create new and desirable programming content and interactive features; achieve anticipated economies of scale; government action; local political or economic developments in or affecting countries where we have operations, including political, economic and social uncertainties in many Latin American countries in which DIRECTV Latin America, LLC and its subsidiaries operate; foreign currency exchange rates; ability to obtain export licenses; competition; the outcome of legal proceedings; ability to achieve cost reductions; ability to timely perform material contracts; ability to renew programming contracts under favorable terms; technological risk; limitations on access to distribution channels; the success and timeliness of satellite launches; in-orbit performance of satellites; loss of uninsured satellites; ability of customers to obtain financing; uncertainties resulting from acquisitions, strategic partnerships and divestitures; whether the sale of PanAmSat Corporation, or PanAmSat, the sale of Hughes Software Systems Limited, or HSS, or the purchase of certain assets from Pegasus Satellite Television, Inc., or Pegasus, are completed; and our ability to access capital to maintain our financial flexibility.

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

•

DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., launched its direct-to-home service in 1994. DIRECTV U.S. is the largest provider of direct broadcast satellite television services and the second largest multi-channel video programming distribution provider in the U.S., in each case based on the number of subscribers. As of June 30, 2004, DIRECTV U.S. had approximately 13.0 million subscribers, of which approximately 11.6 million were owned and operated subscribers and approximately 1.4 million were subscribers who received DIRECTV®

THE DIRECTV GROUP, INC.

service from members and affiliates of the National Rural Telecommunications Cooperative, or NRTC. Approximately 357,000 former NRTC subscribers became owned and operated subscribers during July 2004 as a result of agreements to purchase those subscribers. The remaining approximately 1.1 million NRTC subscribers, whose service is provided by Pegasus, are expected to become owned and operated subscribers during the third quarter of 2004 if we complete the transactions contemplated by the agreement entered into in July 2004 to acquire certain assets of Pegasus. See “Liquidity and Capital Resources—Acquisitions and Divestitures” below for additional information.

•	DIRECTV Latin America, or DLA, is a provider of digital direct-to-home satellite television entertainment in Latin America, which includes South America, Central America, Mexico and the Caribbean. When we refer to DLA, we are referring to a group of companies that combine to provide the DIRECTV service throughout Latin America. The most significant companies include DIRECTV Latin America, LLC, or DLA LLC, which was approximately 85.9% owned by us as of June 30, 2004, as well as the consolidated local operating companies, or LOCs, selling the DIRECTV service to subscribers in Latin America. DLA provides a wide selection of high-quality, local and international programming under the DIRECTV brand to approximately 1.5 million subscribers in 28 countries through wholly-owned, partially owned and unrelated LOCs located in the various countries. Approximately 91% of the DLA subscribers are in Brazil, Mexico, Venezuela, Argentina and Puerto Rico and receive their service from consolidated LOCs. On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in order to address its financial and operational challenges. In February 2004, DLA LLC announced the confirmation of its Plan of Reorganization by the U.S. Bankruptcy Court and its emergence from Chapter 11. See “DLA LLC Reorganization” below for further information.

Network Systems Segment

Hughes Network Systems, Inc., or HNS, our wholly-owned subsidiary, constitutes our Network Systems segment. HNS is a leader in the global market for very small aperture terminal, or VSAT, private business networks with more than 500,000 terminals shipped or ordered. HNS operates a satellite-based consumer broadband Internet access service marketed under the DIRECWAY brand. HNS is also developing SPACEWAY®, an advanced satellite broadband communications platform expected to provide customers with high-speed, two-way data communications on a more cost-efficient basis than systems that are currently available. The first SPACEWAY satellite is expected to be in service in 2005. Until June 22, 2004, HNS was one of the two largest manufacturers of DIRECTV® set-top receivers. See “Strategic Developments” and “Liquidity and Capital Resources—Acquisitions and Divestitures” below regarding the sale of HNS’ set-top receiver manufacturing business and the sale of HNS’ 55% ownership interest in HSS, an Indian telecommunications software products and services provider.

Discontinued Operations

Our discontinued operations consist of PanAmSat, which formerly comprised our Satellite Services segment, HSS and DIRECTV Broadband, Inc., or DIRECTV Broadband. In April 2004, we agreed to sell our approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P., or KKR. We are currently assessing with KKR and PanAmSat the impact of the failure of Galaxy 10R on the sale of our interest in PanAmSat. In June 2004, we announced the sale of HNS’ 55% ownership interest in HSS. The HSS sale is expected to close in the third quarter of 2004 following compliance by Flextronics Sales & Marketing (L-A) Ltd., or Flextronics, with Indian regulatory requirements. The DIRECTV Broadband business was shut down in February 2003. These transactions are more fully discussed below in “Liquidity and Capital Resources—Acquisitions and Divestitures.”

THE DIRECTV GROUP, INC.

Strategic Developments

In February 2004, we announced our intent to focus our business on the direct-to-home satellite businesses. During 2004, we have announced or completed the following actions in support of this strategy:

•	On March 16, 2004, we changed our corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. and effective March 17, 2004, our ticker symbol on the New York Stock Exchange was changed from “HS” to “DTV.”

•	During the first quarter of 2004, we sold our investment in XM Satellite Radio Holdings, Inc., or XM Satellite Radio, common stock for $477.5 million.

•	On April 20, 2004, we and PanAmSat announced the sale of our approximately 80.4% interest in PanAmSat to an affiliate of KKR for about $2.84 billion in cash. The sale of our interest in PanAmSat is subject to satisfaction of the conditions described in that agreement, including, among others, applicable U.S. and foreign regulatory approvals and approval by the stockholders of PanAmSat. The agreement may be terminated at the option of KKR if, among other things, there is a total loss of any one of certain specifically identified satellites in PanAmSat’s fleet, including satellites under construction and not yet launched, prior to the close of the transaction. Total loss per the agreement is defined as a satellite that is lost or destroyed or its actual operational capability is less than 50% of its stated operational capability. On August 3, 2004, the primary propulsion system on Galaxy 10R, a PanAmSat satellite, experienced an unexpected shutdown that the manufacturer has determined is a permanent failure. This satellite can, however, operate normally on its available bi-propellant fuel for over three years. Under the terms of the agreement for the sale of our interest in PanAmSat, the permanent failure on Galaxy 10R allows KKR to not consummate the transactions described above. KKR is evaluating the impact of the failure on the transactions and is working with PanAmSat and us to address the effect of this event.

•	On June 2, 2004, DIRECTV U.S. and the NRTC announced an agreement to end the NRTC’s exclusive DIRECTV service distribution agreement to certain rural territories in the United States and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC $4.4 million per month through June 2011, for total payments of $374.0 million. As a result, DIRECTV U.S. now has the rights to sell its services in all territories across the United States.

•	In connection with the NRTC agreement described above, DIRECTV U.S. provided the NRTC’s 95 members, excluding Pegasus, the option to retain their subscribers with substantially the same terms and conditions as they had prior to the NRTC transaction, or sell their subscribers to DIRECTV U.S. for $875 or $1,050 per subscriber, depending on the member’s contract period, payable in a lump sum over five or seven years plus interest. Based on the individual NRTC members’ elections, approximately 357,000 former subscribers of NRTC members became DIRECTV U.S. owned and operated subscribers in July 2004. Cash payments of $373.5 million, plus interest, including $67.3 million of interest, will be made through 2011, related to the acquisition of the approximately 357,000 subscribers, including the lump-sum payments of $173.3 million made during July 2004.

•	On July 30, 2004, we entered into an agreement with Pegasus and related entities for DIRECTV U.S. to purchase certain direct broadcast satellite assets of Pegasus, including rights to the approximately 1.1 million DIRECTV subscribers activated through Pegasus. DIRECTV U.S. will pay $875 million in cash, which is net of the approximately $63 million judgment returned in May 2004 by the U.S. District Court for the Central District of California in favor of DIRECTV U.S. The aggregate purchase price is $938 million prior to taking into account the reduction for the judgment. The purchase price will also be reduced for amounts owed by Pegasus to DIRECTV U.S. for programming and other services and is subject to certain other adjustments at the close of the transaction. The agreement, which has been approved by the creditors’ committee in Pegasus’ Chapter 11 proceedings, will also result in a release of substantially all claims among the parties. The transaction is expected to close late in the third quarter of 2004, subject to the approval of the U.S. Bankruptcy Court, District of Maine, and to applicable antitrust filings and approvals.

THE DIRECTV GROUP, INC.

•	On June 8, 2004, we, HNS and Flextronics entered into an agreement whereby Flextronics will acquire HNS’ 55% ownership interest in HSS for $226.5 million in cash. We received the $226.5 million of cash proceeds on June 11, 2004 and deferred the approximate $177.5 million pre-tax gain, included in “Accrued liabilities and other” on the Consolidated Balance Sheets, which we will recognize in the third quarter of 2004 upon close of the transaction following compliance by Flextronics with Indian regulatory requirements.

•	On June 22, 2004, we completed the sale of HNS’ set-top receiver manufacturing business to Thomson Inc., or Thomson, for $250 million in cash. In connection with the sale, DIRECTV U.S. entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. The approximately $200 million in proceeds in excess of the book value of the HNS assets sold has been deferred and will be recognized as set-top receivers purchased under the contract are activated. DIRECTV U.S. can earn a $50 million rebate from Thomson if Thomson’s sale of set-top receivers to DIRECTV U.S. and/or its retailers and distributors equal at least $4 billion over the initial five year contract term plus an optional one year extension period, or the Contract Term. DIRECTV U.S. can also earn, on a pro rata basis an additional $100 million rebate from Thomson if Thomson’s sales of set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term.

See “Liquidity and Capital Resources—Acquisitions and Divestitures” below for additional information regarding the actions described above.

In addition to these transactions, we continue to consider strategic alternatives with regard to the remaining operations and assets of HNS, including the assets related to the VSAT business and SPACEWAY. Such a sale or other possible strategic alternatives could result in the use of SPACEWAY assets to support DIRECTV U.S.’ video business, possibly in combination with its intended use to support broadband data transmission. To the extent that any such alternative course of action changes the use of the SPACEWAY assets or otherwise impacts the SPACEWAY business plan, it could result in a non-cash charge that would be significant to our consolidated results of operations and financial position.

We are also considering potential combinations, alliances or other initiatives with respect to DLA LLC. We have previously stated our belief that some form of consolidation of the two competing satellite platforms in Latin America is necessary to create a viable competitor. We have been pursuing discussions toward this end, although no agreements have been reached.

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

THE DIRECTV GROUP, INC.

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

Reorganization (expense) income reported in our Consolidated Statements of Income was ($1.8) million and ($4.1) million for the three months ended June 30, 2004 and 2003, respectively, and $43.4 million and ($11.0) million for the six months ended June 30, 2004 and 2003, respectively. Reorganization income for the six months ended June 30, 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the reorganization. Cash payments of $1.1 million and $200.8 million were made during the three month and six month periods ended June 30, 2004, respectively, to settle claims made during the bankruptcy proceedings.

The DLA LLC Second Amended and Restated Limited Liability Company Agreement, or the DLA LLC Agreement, as amended in February 2004, provides Darlene the right to require us to purchase all of Darlene’s equity interests in DLA LLC for $200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that we have the right to require Darlene to sell all of its equity interests in DLA LLC to us for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if there is a combination of the business or operations of DLA LLC with substantially all of the direct-to-home satellite business or operations of Sky Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement. For further information, see our Current Report on Form 8-K filed with the SEC on March 2, 2004.

Satellite Developments

On May 4, 2004, DIRECTV U.S. launched DIRECTV 7S, which allowed DIRECTV U.S. to expand its local channel programming to an additional 42 markets and transmit local channels to 19 existing local markets, freeing up capacity on its other satellites for delivery of more local channels and other new services in the future. As a result, DIRECTV U.S. currently delivers local channels in 106 major metropolitan markets or about 85% of U.S. television households. Also during the quarter, the Federal Communications Commission, or FCC, granted DIRECTV U.S. approval to move DIRECTV 3 to a Canadian orbital location to be used by Telesat Canada, or Telesat. See “Commitments and Contingencies” below for further discussion of the Telesat transaction.

RESULTS OF OPERATIONS—EXECUTIVE OUTLOOK

DIRECTV U.S. has attained greater than expected gross subscriber additions in the first half of 2004, which has led to increased total subscriber acquisition costs and lower cash flows (we define cash flows as net cash provided by (used in) operating activities plus net cash provided by (used in) in investing activities). The greater than expected subscriber growth has resulted from a decision to take advantage of the continued strong demand for the DIRECTV service, in order to increase shareholder value. DIRECTV U.S. expects total subscriber acquisition costs to be higher as a percentage of revenues in 2004 than in 2003.

As a result of DIRECTV U.S.’ strong subscriber growth and subscriber losses by DIRECTV U.S.’ main competitor, the cable industry, it is possible that DIRECTV U.S. may experience increased competition in the second half of 2004, which could negatively affect its financial metrics, including higher churn and an increase in retention costs.

THE DIRECTV GROUP, INC.

Due to DIRECTV U.S.’ continued strong gross subscriber additions and higher retention costs, DIRECTV U.S.’ operating costs as a percentage of revenues for 2004 are also now expected to be higher than 2003.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

In addition to the items described above, the following events had a significant effect on the comparability of our operating results for the three month and six month periods ended June 30, 2004 and 2003:

Direct-To-Home Broadcast Segment

Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, retention and upgrade costs. Previously, a portion of these costs were deferred, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense all subscriber acquisition, retention and upgrade costs as incurred as subscribers activate the DIRECTV service. See “Accounting Changes” below for additional information.

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

DLA’s 2003 operating results were adversely affected by the economic and political instability throughout Latin America. In particular, revenues and operating profit were significantly affected by a decrease in net subscribers and the ongoing depreciation of certain local currencies.

Network Systems Segment

As part of HNS’ sale of its set-top-box manufacturing business in June 2004, HNS restructured its support functions to coincide with the resulting reduction in business operations. As a result, during June 2004, 228 personnel received termination notices and HNS accrued $12.1 million for severance and related costs to be paid to employees during the third quarter of 2004. See “Liquidity and Capital Resources—Acquisitions and Divestitures” for more information regarding this transaction.

Other

On June 2, 2004, we obtained shareholder approval for The DIRECTV Group, Inc. 2004 Stock Plan. During June 2004, we granted restricted stock units and stock options, as contemplated by the approved plan. The stock options were granted to our CEO to replace stock options that were cancelled by News Corporation, his former employer. During the quarter ended June 30, 2004, we recognized $35.1 million of stock-based compensation expense, which includes the cost related to restricted stock units, the cost of replacement options granted to our CEO, and the cost associated with News Corporation options retained by former News Corporation employees recently hired by us. We expect stock compensation expense to be about $10 million in each of the third and fourth quarters of 2004.

During the first quarter of 2004, we announced the reduction of corporate office headcount by over half as a result of a plan to consolidate corporate and DIRECTV U.S. support functions. There were also additional headcount reductions at DIRECTV U.S. and at DLA LLC. As a result, we recorded charges of $41.9 million and $3.5 million in the three months ended March 31, 2004 and the three months ended June 30, 2004, respectively,

THE DIRECTV GROUP, INC.

in “Selling, general and administrative expenses” in the Consolidated Statements of Income. Total charges of $45.4 million for the six months ended June 30, 2004 are comprised of $21.2 million in severance costs and $24.2 million of related costs under our pension benefit plans. DLA LLC expects to record an additional $3.8 million during the remainder of 2004 related to severance benefits to be paid to employees who have been asked to continue providing services for periods ranging from three to twelve months. Substantially all of the severance benefits will be paid during 2004.

As a result of the completion of the News Corporation transactions on December 22, 2003, certain of our employees are expected to earn about $36.0 million in retention benefits during the 12 month period subsequent to the completion of the transactions. During the three month and six month periods ended June 30, 2004, we recorded an expense of $9.1 million and $20.7 million, respectively, related to these benefits in “Selling, general and administrative expenses” in the Consolidated Statements of Income.

Beginning on January 1, 2004, we allocate pension and other postretirement benefit expenses to our subsidiaries. Prior period segment information has been reclassified to conform to the current period presentation.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

Consolidated Results of Operations

Revenues.    The following table presents our revenues by segment:

	Three Months Ended June 30,		Change
Revenues By Segment:	2004	2003	$	%
	(Dollars in Millions)
Direct-To-Home Broadcast	$2,384.0	$1,943.1	$440.9	22.7%
Network Systems	364.3	288.5	75.8	26.3%
Eliminations and Other	(105.5)	(44.3)	(61.2)	(138.1)%

Total Revenues	$2,642.8	$2,187.3	$455.5	20.8%

The $440.9 million increase in revenues at the Direct-To-Home Broadcast segment resulted primarily from a larger subscriber base and higher average monthly revenue per subscriber, or ARPU, at DIRECTV U.S. The $75.8 million increase in revenues at the Network Systems segment resulted primarily from higher sales in the DIRECWAY® satellite broadband businesses.

Operating Costs and Expenses.    The following table presents our operating costs and expenses:

	Three Months Ended June 30,		Change
Operating Costs and Expenses:	2004	2003	$	%
	(Dollars in Millions)
Broadcast programming and other costs	$1,311.1	$1,068.4	$242.7	22.7%
Cost of products sold	196.5	183.4	13.1	7.1%
Selling, general and administrative expenses	992.0	684.5	307.5	44.9%
Depreciation and amortization	171.5	185.4	(13.9)	(7.5)%

Total Operating Costs and Expenses	$2,671.1	$2,121.7	$549.4	25.9%

THE DIRECTV GROUP, INC.

Broadcast programming and other costs increased by $242.7 million primarily due to higher costs at DIRECTV U.S. resulting from higher programming costs associated with the larger subscriber base, annual program supplier rate increases, an increase in gross subscriber additions through direct customer acquisition programs and higher acquisition costs per subscriber. We include costs to acquire new DIRECTV U.S. subscribers through direct customer acquisition programs, which primarily consist of the cost of hardware and installation subsidies, in “Broadcast programming and other costs.” However, we include costs to acquire new DIRECTV U.S. subscribers through third-party customer acquisition programs, which primarily consist of commissions paid to authorized retailers and dealers, in “Selling, general and administrative expenses.” The increase in “Broadcast programming and other costs” at DIRECTV U.S. was partially offset by a decrease at DLA of $25.5 million related to lower programming costs due to the rejection and/or renegotiation of certain programming contracts as part of the DLA LLC bankruptcy proceedings.

Selling, general and administrative expenses increased by $307.5 million primarily due to higher expenses associated with an increase in gross subscriber additions, higher acquisition costs per subscriber under third-party customer acquisition programs and an increase in subscriber retention and upgrade costs at DIRECTV U.S., an increase in our stock compensation expense of $31.3 million and a $24.7 million charge in the second quarter of 2004 for employee retention benefits and severance costs.

Interest Income and Expense.    Interest income decreased to $4.7 million for the second quarter of 2004 compared to $9.8 million for the same period of 2003. Interest expense decreased to $20.6 million for the second quarter of 2004 from $45.6 million for the second quarter of 2003. The decrease in interest expense resulted primarily from interest expense in 2003 related to the purchase price adjustment for the sale of our satellite systems manufacturing businesses to The Boeing Company, or Boeing, and lower interest on our credit facility resulting from a reduced interest rate and lower outstanding borrowings. Interest expense is net of capitalized interest of $32.6 million and $29.6 million in the three months ended June 30, 2004 and 2003, respectively.

Reorganization Expense.    Reorganization expense was $1.8 million for the second quarter of 2004 compared to reorganization expense of $4.1 million for the second quarter of 2003. Reorganization expense includes costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the DLA LLC reorganization. See “DLA LLC Reorganization” above for additional information.

Other, Net.    Other, net increased to income of $5.3 million for the second quarter of 2004 from a loss of $10.5 million for the second quarter of 2003. The significant components of “Other, net” were as follows:

	Three Months Ended June 30,
	2004	2003	Change
	(Dollars in Millions)
Net gain from sale of investments	$4.8	$4.9	$(0.1)
Equity losses from unconsolidated affiliates	—	$(38.4)	38.4
Net unrealized gain on investments	—	27.4	(27.4)
Other	0.5	(4.4)	4.9

Total	$5.3	$(10.5)	$15.8

Equity losses from unconsolidated affiliates of $38.4 million in the second quarter of 2003 are primarily related to our investments in the Venezuelan and Puerto Rican LOCs, which became consolidated subsidiaries on July 1, 2003 as a result of our adoption of FIN 46, and our investment in XM Satellite Radio common stock.

Net unrealized gain on investments in the second quarter of 2003 includes a $24.6 million gain resulting from an increase in the fair market value of an investment in an XM Satellite Radio convertible note.

THE DIRECTV GROUP, INC.

Income Tax (Expense) Benefit.    We recognized an income tax benefit of $20.1 million for the second quarter of 2004 compared to an income tax expense of $7.7 million for the second quarter of 2003. The change in income tax (expense) benefit is attributable to the change in income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change.

Income from Discontinued Operations.    Income from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, is as follows:

	Three Months Ended June 30,
	2004	2003	Change
	(Dollars in Millions)
Income from discontinued operations, net of taxes	$45.7	$21.6	$24.1
Loss on sale of discontinued operation, net of taxes	(41.4)	(7.4)	(34.0)

Income from discontinued operations, net of taxes	$4.3	$14.2	$(9.9)

The $24.1 million increase in income from discontinued operations, net of taxes, is primarily related to the increase in income generated by PanAmSat in the second quarter of 2004 compared to the second quarter of 2003. The increase is mostly due to the cessation of depreciation and amortization expense at PanAmSat in the second quarter of 2004, as required by Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” once an operation is considered held for sale. The income generated by PanAmSat during the second quarter of 2004 increased our investment in PanAmSat. Because the PanAmSat sales price is fixed at about $2.84 billion, and our investment in PanAmSat increased during the second quarter of 2004, the expected loss on sale of our interest in PanAmSat also increased by $41.4 million, net of a tax benefit of $6.9 million, which is included in “Loss on sale of discontinued operations, net of taxes” above. The loss in the second quarter of 2003 is primarily related to a $7.7 million after-tax charge for the settlement reached with Boeing of a dispute arising out of the 2000 sale of our satellite systems manufacturing businesses. Discontinued operations are more fully discussed below in “Liquidity and Capital Resources—Acquisitions and Divestitures.”

Direct-To-Home Broadcast Segment

The following table provides the significant components of the Direct-To-Home Broadcast segment operating results:

	Three Months Ended June 30,		Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues
DIRECTV U.S.	$2,216.9	$1,800.2	$416.7	23.1%
DIRECTV Latin America	167.4	143.0	24.4	17.1%
Operating Profit (Loss) Before Depreciation & Amortization
DIRECTV U.S.	$175.0	$324.8	$(149.8)	(46.1)%
DIRECTV Latin America	30.1	(28.9)	59.0	204.2%
Operating Profit (Loss)
DIRECTV U.S.	$63.3	$200.7	$(137.4)	(68.5)%
DIRECTV Latin America	(15.7)	(74.2)	58.5	78.8%

THE DIRECTV GROUP, INC.

DIRECTV U. S.

The 23.1% increase in revenues resulted primarily from the larger subscriber base and higher ARPU. A summary of the key DIRECTV U.S. subscriber data is as follows:

	As of and For the Three Months Ended June 30,		Change
	2004	2003
Owned and operated subscribers (000’s)	11,595	9,949	1,646	16.5%
NRTC subscribers (000’s)	1,445	1,608	(163)	(10.1)%

Total number of subscribers (000’s)	13,040	11,557	1,483	12.8%

Net owned and operated subscriber additions (000’s)	455	181	274	151.4%
Gross owned and operated subscriber additions (000’s)	944	633	311	49.1%
ARPU(1)	$65.00	$60.90	$4.10	6.7%
Average monthly subscriber churn %(2)	1.4%	1.5%	—	(6.7)%
Average subscriber acquisition costs—per subscriber (SAC)(3)	$645	$595	$50	8.4%

(1)	ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV U.S. owned and operated subscribers for the period, which excludes subscribers who receive DIRECTV service from members and affiliates of the NRTC.

(2)	Average monthly subscriber churn represents the number of DIRECTV U.S. subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV U.S. subscribers. It is calculated by dividing the average monthly number of disconnected DIRECTV U.S. owned and operated subscribers for the period (total subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV U.S. owned and operated subscribers for the period.

(3)	SAC is calculated by dividing total subscriber acquisition costs for a period by the total number of gross new owned and operated subscribers acquired during the period. The result is rounded to the nearest $5.00.

DIRECTV U.S.’ gross owned and operated subscriber additions increased by 49% over the same period in the prior year to an all-time record of 944,000 in the second quarter of 2004 due to more attractive consumer promotions and an improved and more diverse distribution network. After accounting for churn, DIRECTV U.S. added 455,000 net new owned and operated subscribers in the second quarter of 2004, an increase of 151% over the same period last year.

The 6.7% increase in ARPU to $65.00 resulted primarily from a March 2004 price increase on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels.

The improvement in average monthly subscriber churn from 1.5% in the second quarter of 2003 to 1.4% in second quarter of 2004 was primarily due to a higher percentage of subscribers purchasing local channel programming, as well as an increase in the number of DIRECTV U.S. subscribers with multiple set-top receivers and digital video recorders, or DVRs.

The $149.8 million decrease in operating profit before depreciation and amortization to $175.0 million was mostly due to higher costs for programming, subscriber acquisitions, and selling, general and administrative expenses, which were partially offset by the increase in revenues. The higher programming costs resulted mostly from the increased number of subscribers and annual program supplier rate increases. The increase in subscriber acquisition costs was due to an increase in gross subscriber additions and the increase in SAC per subscriber. The

THE DIRECTV GROUP, INC.

higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 1.9 set-top receivers per new subscriber during the three months ended June 30, 2003 to about 2.5 during the three months ended June 30, 2004 and an increase in the number of subscribers purchasing DVRs. Selling, general and administrative expenses increased primarily due to increased volume under the DVR, local channel upgrade and movers programs as well as an increased number of subscribers provided with multiple set-top receivers under other retention and upgrade programs. Under these programs, DIRECTV U.S. provides DVRs or additional equipment, plus installation, to existing subscribers at significantly reduced prices or for free. Selling, general and administrative expenses increased also due to an increase in stock-based compensation for DIRECTV U.S. employees during the second quarter of 2004 and higher bad debt expense resulting from increased activity associated with the larger subscriber base.

The $137.4 million decrease in operating profit to $63.3 million resulted from the decrease in operating profit before depreciation and amortization, partially offset by lower depreciation and amortization expense resulting from certain fixed assets and subscriber related intangible assets associated with a prior acquisition being fully depreciated or amortized since the second quarter of 2003.

DIRECTV Latin America

The 17.1% increase in revenues is primarily a result of consolidation of the Venezuelan and Puerto Rican LOCs as a result of our adoption of FIN 46 on July 1, 2003. A summary of the key DLA subscriber data is as follows:

	As of and For the Three Months Ended June 30,
	2004	2003	Change
Total number of subscribers (000’s)	1,538	1,493	45
Net subscriber additions (losses) (000’s)	12	(35)	47
ARPU	$36.40	$31.60	$4.80

The 47,000 change in net subscriber additions resulted primarily from the continued stable economic conditions in the region, particularly in Venezuela and Brazil, compared to the same period in the prior year. The increase in ARPU was primarily a result of the consolidation of the Venezuelan and Puerto Rican LOCs on July 1, 2003.

The improvement in operating profit before depreciation and amortization and operating loss was primarily due to lower programming costs as a result of the renegotiation of certain contracts in connection with the bankruptcy.

Network Systems Segment

The following table provides operating results for the Network Systems segment:

	Three Months Ended June 30,		Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues	$364.3	$288.5	$75.8	26.3%
Operating Loss Before Depreciation & Amortization	(21.4)	(17.2)	(4.2)	(24.4)%
Operating Loss	(37.3)	(36.5)	(0.8)	(2.2)%

THE DIRECTV GROUP, INC.

The increase in revenues resulted from higher sales of DIRECTV set-top receivers and higher revenues from the enterprise and residential DIRECWAY business. Total revenues for the sale of set-top receivers were $171.7 million and $114.2 million for the three months ended June 30, 2004 and 2003, respectively. Included in the total revenues for the sale of set-top receivers are intercompany sales to DIRECTV U.S. of $97.2 million and $35.8 million for the three months ended June 30, 2004 and June 30, 2003, respectively.

The increase in operating loss before depreciation and amortization and operating loss resulted primarily from the $12.1 million of severance and related costs and an inventory write-down recorded in the second quarter of 2004, partially offset by a smaller loss in the residential DIRECWAY broadband business due to higher gross margin from a larger subscriber base and the increased profit margin in the DIRECWAY enterprise business.

Eliminations and Other

The elimination of revenues increased to $105.5 million for the second quarter of 2004 from $44.3 million for the second quarter of 2003. The increase was primarily due to increased shipments of DIRECTV receiving equipment from the Network Systems segment to the Direct-To-Home Broadcast segment.

Operating loss from Eliminations and Other increased to $38.7 million for the second quarter of 2004 from $24.5 million for the second quarter of 2003. The increase resulted primarily from the charges in the second quarter of 2004 for stock-based compensation and retention costs, partially offset by a general reduction in corporate costs.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

Consolidated Results of Operations

Revenues.    The following table presents our revenues by segment:

	Six Months Ended June 30,		Change
Revenues By Segment:	2004	2003	$	%
	(Dollars in Millions)
Direct-To-Home Broadcast	$4,626.9	$3,791.0	$835.9	22.0%
Network Systems	681.0	526.0	155.0	29.5%
Eliminations and Other	(171.9)	(77.8)	(94.1)	(121.0)%

Total Revenues	$5,136.0	$4,239.2	$896.8	21.2%

The $835.9 million increase in revenues at the Direct-To-Home Broadcast segment resulted primarily from a larger subscriber base and higher ARPU at DIRECTV U.S. The $155.0 million increase in revenues at the Network Systems segment resulted primarily from higher sales in its set-top receiver and DIRECWAY® satellite broadband businesses.

Operating Costs and Expenses.    The following table presents our operating costs and expenses:

	Six Months Ended June 30,		Change
Operating Costs and Expenses:	2004	2003	$	%
	(Dollars in Millions)
Broadcast programming and other costs	$2,565.3	$2,125.2	$440.1	20.7%
Cost of products sold	397.3	341.4	55.9	16.4%
Selling, general and administrative expenses	1,940.8	1,368.8	572.0	41.8%
Depreciation and amortization	357.1	372.1	(15.0)	(4.0)%

Total Operating Costs and Expenses	$5,260.5	$4,207.5	$1,053.0	25.0%

THE DIRECTV GROUP, INC.

“Broadcast programming and other costs” increased by $440.1 million primarily due to higher costs at DIRECTV U.S. resulting from higher programming costs associated with the larger subscriber base, annual program supplier rate increases, higher SAC per subscriber and an increase in gross subscriber additions through direct customer acquisition programs. This increase in “Broadcast programming and other costs” at DIRECTV U.S. was partially offset by a decrease at DLA of $66.7 million related to lower programming costs due to the rejection and/or renegotiation of certain programming contracts as part of the DLA LLC bankruptcy proceedings.

Cost of products sold increased by $55.9 million primarily due to higher sales of DIRECTV set-top receivers at the Network Systems segment.

Selling, general and administrative expenses increased by $572.0 million primarily due to higher expenses associated with an increase in gross subscriber additions and higher acquisition costs per subscriber at DIRECTV U.S., an increase in subscriber retention and upgrade costs, $78.2 million of charges for retention benefits, severance costs and related costs under our pension benefit plans and an increase in our stock compensation expense of $39.1 million.

Interest Income and Expense.    Interest income decreased to $10.4 million for the six months ended June 30, 2004 compared to $12.5 million for the same period of 2003. Interest expense decreased to $43.9 million for the six months ended June 30, 2004 from $88.7 million for the six months ended June 30, 2003. The decrease in interest expense resulted primarily from an $18.5 million write-off of debt issuance costs in the first quarter of 2003 as a result of repayment and termination of a prior credit facility agreement and the accrued interest related to the purchase price adjustment with Boeing in 2003. Interest expense is net of capitalized interest of $65.0 million and $57.5 million for the six months ended June 30, 2004 and 2003, respectively.

Reorganization (Expense) Income.    Reorganization income was $43.4 million for the six months ended June 30, 2004 compared to reorganization expense of $11.0 million for the six months ended June 30, 2003. The reorganization income in the six months ended June 30, 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the DLA LLC reorganization. Reorganization expense for the six months ended June 30, 2003 includes costs incurred to file the bankruptcy petition, and legal and consulting costs related to the DLA LLC reorganization. See “DLA LLC Reorganization” above for additional information.

Other, Net.    Other, net increased to income of $396.9 million for the six months ended June 30, 2004 from a loss of $38.6 million for the six months ended June 30, 2003. The significant components of “Other, net” were as follows:

	Six Months Ended June 30,
	2004	2003	Change
	(Dollars in Millions)
Net gain from sale of investments	$396.5	$6.0	$390.5
Equity losses from unconsolidated affiliates	—	(61.0)	61.0
Net unrealized gain on investments	—	22.1	(22.1)
Other	0.4	(5.7)	6.1

Total	$396.9	$(38.6)	$435.5

On January 28, 2004, we sold 10,000,000 shares of XM Satellite Radio common stock for $254.4 million. On March 25, 2004, we sold our remaining 9,014,843 shares of XM Satellite Radio common stock for $223.1 million. As a result of these transactions, we recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in “Other, net” in the Consolidated Statements of Income.

THE DIRECTV GROUP, INC.

Equity losses from unconsolidated affiliates of $61.0 million in the six months ended June 30, 2003 are primarily related to our investments in the Venezuelan and Puerto Rican LOCs, which became consolidated subsidiaries on July 1, 2003 as a result of our adoption of FIN 46, and our investment in XM Satellite Radio common stock.

Net unrealized gain on investments in the six months ended June 30, 2003 includes a $24.6 million gain resulting from an increase in the fair market value of an investment in an XM Satellite Radio convertible note.

Income Taxes (Expense) Benefit.    We recognized income tax expense of $127.0 million for the six months ended June 30, 2004 compared to an income tax benefit of $28.3 million for the six months ended June 30, 2003. The change in income tax (expense) benefit is attributable to the change in income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change.

Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, is as follows:

	Six Months Ended June 30,
	2004	2003	Change
	(Dollars in Millions)
Income from discontinued operations, net of taxes	$20.8	$44.8	$(24.0)
Loss on sale of discontinued operations, net of taxes	(520.0)	(7.7)	(512.3)

Income (loss) from discontinued operations, net of taxes	$(499.2)	$37.1	$(536.3)

The $24.0 million decrease in income from discontinued operations, net of taxes, is primarily related to the decrease in income generated by PanAmSat in the six month period ended June 30, 2004 compared to the same period in 2003. This decrease is due to the $63.3 million after-tax charge recorded in the first quarter of 2004 for the write-off of the PAS-6 satellite (see “Liquidity and Capital Resources—Commitments and Contingencies”), partially offset by the cessation of depreciation and amortization expense at PanAmSat in the second quarter of 2004 as required by SFAS No. 144 once an operation is considered held for sale. The $512.3 million increase in loss on sale of discontinued operations, net of taxes, in the six month period ended June 30, 2004 is related to the estimated loss recorded for the sale of PanAmSat. The $7.7 million loss for the six month period ended June 30, 2003 is related to the settlement reached with Boeing of a purchase price adjustment arising out of the 2000 sale of our satellite systems manufacturing businesses. Discontinued operations are more fully discussed below in “Liquidity and Capital Resources—Acquisitions and Divestitures.”

Cumulative Effect of Accounting Change.    The $310.5 million increase in cumulative effect of accounting change, net of taxes, was due to the change in accounting for subscriber acquisition, retention and upgrade costs discussed above.

THE DIRECTV GROUP, INC.

Direct-To-Home Broadcast Segment

The following table provides the significant components of the Direct-To-Home Broadcast segment operating results:

	Six Months Ended June 30,		Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues
DIRECTV U.S.	$4,297.7	$3,508.3	$789.4	22.5%
DIRECTV Latin America	329.8	283.3	46.5	16.4%
Operating Profit (Loss) Before Depreciation & Amortization
DIRECTV U.S.	$320.2	$555.2	$(235.0)	(42.3)%
DIRECTV Latin America	45.7	(51.2)	96.9	189.3%
Operating Profit (Loss)
DIRECTV U.S.	$84.7	$306.7	$(222.0)	(72.4)%
DIRECTV Latin America	(47.0)	(145.2)	98.2	67.6%

DIRECTV U. S.

The 22.5% increase in revenues resulted primarily from the larger subscriber base and higher ARPU. A summary of the key DIRECTV U.S. subscriber data is as follows:

	As of and For the Six Months Ended June 30,		Change
	2004	2003
Owned and operated subscribers (000’s)	11,595	9,949	1,646	16.5%
NRTC subscribers (000’s)	1,445	1,608	(163)	(10.1)%

Total number of subscribers (000’s)	13,040	11,557	1,483	12.8%

Net owned and operated subscriber additions (000’s)	915	456	459	100.7%
Gross owned and operated subscriber additions (000’s)	1,856	1,334	522	39.1%
ARPU	$64.30	$60.10	$4.20	7.0%
Average monthly subscriber churn %	1.4%	1.5%	—	(6.7)%
Average subscriber acquisition costs—per subscriber (SAC)	$645	$565	$80	14.2%

The 7.0% increase in ARPU to $64.30 resulted primarily from March 2003 and 2004 price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels.

The improvement in average monthly subscriber churn from 1.5% in the six months ended June 30, 2003 to 1.4% in the six months ended June 30, 2004 was primarily due to a higher percentage of subscribers purchasing local channel programming, as well as an increase in the number of DIRECTV U.S. subscribers with multiple set-top receivers and DVRs.

The $235.0 million decrease in operating profit before depreciation and amortization to $320.2 million was mostly due to higher costs for programming, subscriber acquisitions and higher selling, general and administrative expenses, partially offset by the increase in revenues. The higher programming costs resulted mostly from the increased number of subscribers and annual program supplier rate increases. The increase in subscriber acquisition costs was due to an increase in gross subscriber additions and the increase in SAC per

THE DIRECTV GROUP, INC.

subscriber. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 1.9 set-top receivers per new subscriber during the six months ended June 30, 2003 to about 2.5 during the six months ended June 30, 2004 and an increase in the number of subscribers purchasing DVRs. Selling, general and administrative expenses increased primarily due to increased volume under the DVR, local channel upgrade and movers programs as well as an increased number of subscribers provided with multiple set-top receivers under other retention and upgrade programs. Under these programs, DIRECTV U.S. provides DVRs or additional equipment, plus installation, to existing subscribers at significantly reduced prices or for free. Selling, general and administrative expenses increased also due to a one-time charge in the first quarter of 2004, resulting from DIRECTV U.S. changing from developing its signal security system internally to an external provider and consisted mainly of previously capitalized costs associated with the development of its system. Also contributing to the increase was an increase in stock options and restricted stock units granted to DIRECTV U.S. employees by us, partially offset by a decrease in other marketing expenses.

The $222.0 million decrease in operating profit to $84.7 million resulted from the decrease in operating profit before depreciation and amortization, partially offset by lower depreciation and amortization expense resulting from certain fixed assets and subscribe related intangible assets associated with a prior acquisition being fully depreciated or amortized since the second quarter of 2003.

DIRECTV Latin America

The 16.4% increase in revenues is primarily a result of the consolidation of the Venezuelan and Puerto Rican LOCs as a result of our adoption of FIN 46 on July 1, 2003. A summary of the key DLA subscriber data is as follows:

	As of and For the Six Months Ended June 30,
	2004	2003	Change
Total number of subscribers (000’s)	1,538	1,493	45
Net subscriber additions (losses) (000’s)	39	(89)	128
ARPU	$36.10	$30.80	$5.30

The 128,000 change in net subscriber additions resulted primarily from the continued stable economic conditions in the region, particularly in Venezuela and Brazil, compared to the same period in the prior year. The increase in ARPU was primarily a result of the consolidation of the Venezuelan and Puerto Rican LOCs on July 1, 2003.

The improvement in operating profit before depreciation and amortization and operating loss was primarily due to lower programming costs as a result of the renegotiation of certain contracts as part of the bankruptcy proceedings, partially offset by a reduction in the provision for doubtful accounts and the write-off of $15.1 million of certain assets during 2003.

Network Systems Segment

The following table provides operating results for the Network Systems segment:

	Six Months Ended June 30,		Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues	$681.0	$526.0	$155.0	29.5%
Operating Loss Before Depreciation & Amortization	(17.9)	(47.0)	29.1	61.9%
Operating Loss	(51.5)	(82.8)	31.3	37.8%

THE DIRECTV GROUP, INC.

The increase in revenues resulted from higher sales of DIRECTV set-top receivers and higher revenues from the enterprise and residential DIRECWAY businesses. Total revenues for the sale of set-top receivers were $306.6 million and $202.8 million for the six months ended June 30, 2004 and 2003, respectively. Included in the total revenues for the sale of set-top receivers are intercompany sales to DIRECTV U.S. of $152.0 million and $77.4 million for the six months ended June 30, 2004 and 2003, respectively.

The improvement in operating loss before depreciation and amortization and operating loss resulted primarily from a lower loss in the residential DIRECWAY business due to improved efficiencies associated with a larger subscriber base and increased revenues and profit margins in the DIRECWAY and enterprise businesses, partially offset by the $12.1 million severance charge and an inventory write-off.

Eliminations and Other

The elimination of revenues increased to $171.9 million for the six months ended June 30, 2004 from $77.8 million for the six months ended June 30, 2003. The increase was primarily due to increased shipments of DIRECTV receiving equipment from the Network Systems segment to the Direct-To-Home Broadcast segment.

Operating loss from Eliminations and Other increased to $110.8 million for the six months ended June 30, 2004 from $46.3 million for the six months ended June 30, 2003. The increase resulted primarily from the $45.4 million of charges in the first six months ended June 30, 2004 for severance and related costs under our pension benefit plans, $20.7 million of retention costs and an increase in stock-based compensation costs, partially offset by a general reduction in corporate costs.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2004, our cash and cash equivalents balance increased $113.7 million to $1,833.8 million. This increase resulted primarily from the $510.5 million of cash proceeds from the sale of investments, including the sale of our investment in XM Satellite Radio, during the six months ended June 30, 2004, the $250.0 million of cash proceeds from the sale of HNS’ set-top receiver manufacturing business to Thomson in June 2004, and the $226.5 million of cash proceeds from the sale of HNS’ 55% ownership interest in HSS to Flextronics in June 2004. These increases in cash were partially offset by expenditures for satellites and property of $437.4 million, cash used for the $201.1 million prepayment under the DIRECTV U.S. senior secured credit facilities which occurred on April 15, 2004 and cash used for DLA LLC’s payments to creditors of $200.8 million after emergence from bankruptcy. In addition to our existing cash balances, DIRECTV U.S has the ability to borrow up to $250.0 million under its existing credit facility.

As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at June 30, 2004 and December 31, 2003 was 1.78 and 1.77, respectively.

We expect to have significant cash requirements during the remainder of 2004, primarily for the $1,048.3 million in cash payments for the acquisition of NRTC subscribers at DIRECTV U.S., including the subscribers and certain assets of Pegasus, and capital expenditures. We expect to fund these cash requirements using our available cash balances and cash provided by operations.

Beyond 2004, capital expenditures will probably increase, as we develop plans to provide additional content such as high-definition television and interactive services. The financing transactions completed in 2003, as described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003, were designed to provide liquidity to fund our existing business plan. As a result, we expect to fund our existing business plan from a combination of current cash balances, cash provided from operations and the $250 million of available borrowing capacity at DIRECTV U.S. Assuming the receipt of $2.84 billion in cash at the close of

THE DIRECTV GROUP, INC.

the sale of our interest in PanAmSat, we expect to have available cash balances that exceed our outstanding debt. As discussed below in “Commitments and Contingencies,” the permanent failure of a PanAmSat satellite allows KKR to not consummate the sale of our interest in PanAmSat. KKR is evaluating the impact of the failure on the sale and is working with PanAmSat and us to address the effect of this event.

During July of 2004, we paid $173.3 million to NRTC members electing a lump-sum payment for the acquisition of NRTC subscribers, and during August of 2004, we deposited $875 million as security for a letter of credit issued to facilitate the close of the Pegasus acquisition.

Notes Payable and Credit Facilities

At June 30, 2004, we had $2,434.4 million in total outstanding borrowings, bearing a weighted average interest rate of 6.33%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under credit facilities as more fully described in Note 6 to the Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Our short-term borrowings, notes payable, credit facilities and other borrowings mature as follows: $15.8 million in the remainder of 2004; $11.5 million in 2005; $13.9 million in 2006; $12.0 million in 2007; $252.9 million in 2008; and $2,128.3 million thereafter. However, these amounts do not reflect potential prepayments that may be required under DIRECTV U.S.’ senior secured credit facilities.

Dividend Policy

Dividends may be paid on our common stock only when, as, and if declared by our board of directors in its sole discretion. Our board of directors does not currently intend to pay cash dividends on our common stock. Our future earnings, if any, are expected to be retained for the development of our businesses for the foreseeable future.

Acquisitions and Divestitures

Acquisitions

NRTC Contract Rights

On June 2, 2004, DIRECTV U.S. and the NRTC announced an agreement, effective June 1, 2004, to end the NRTC’s exclusive DIRECTV service distribution agreement to certain rural territories in the United States and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC $4.4 million per month through June 2011, or $322.1 million on a present value basis, calculated using an estimated incremental annual borrowing rate of 4.3%. As a result of this agreement, DIRECTV U.S. now has the right to sell its services in all territories in the United States. At June 30, 2004, the present value of the cash payments to be made to the NRTC was recorded in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits,” with a corresponding amount recorded as distribution rights in “Intangible Assets, net” in the Consolidated Balance Sheets. The distribution rights intangible asset is being amortized to expense over seven years, which represents the remaining life of the original DIRECTV service distribution agreement.

NRTC Member Subscribers

In connection with the NRTC transaction described above, DIRECTV U.S. provided the NRTC’s 95 members, excluding Pegasus, the option to retain their subscribers with substantially the same terms and conditions as they had prior to the NRTC transaction, or sell their subscribers to DIRECTV U.S. for $875 or $1,050, per subscriber, depending on the member’s contract period, payable in a lump-sum or over five or seven

THE DIRECTV GROUP, INC.

years plus interest. Members may make their elections through August 31, 2004. As of June 30, 2004, 47 members, representing approximately 157,000 subscribers out of NRTC’s total subscribers of approximately 357,000, excluding Pegasus, elected to sell their subscribers to DIRECTV U.S. As a result, at June 30, 2004 DIRECTV U.S. recorded liabilities in the Consolidated Balance Sheets in “Accrued liabilities and other” amounting to $83.2 million for members electing a lump-sum payout, which was paid in July 2004, and in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” amounting to $81.1 million for those members electing the long-term payment option. DIRECTV U.S. also recorded a subscriber related intangible asset in “Intangible assets, net” in the Consolidated Balance Sheets amounting to $164.3 million, which will be amortized over the estimated subscriber lives of approximately six years.

In July 2004, DIRECTV U.S. received elections from an additional 47 NRTC members, representing approximately 200,000 additional subscribers, who elected to sell their subscribers to DIRECTV U.S. As a result, DIRECTV U.S. paid an additional $90.1 million in July 2004 to those members electing a lump-sum payout and accrued an additional $119.1 million for those members electing the long-term payment option. As a result, in July 2004, DIRECTV U.S. also increased the amount of the subscriber related intangible asset equal to the amounts paid and accrued.

In total, DIRECTV U.S. paid out $173.3 million in July 2004 for those members electing lump-sum payments.

Pegasus Subscribers

In July 2004, DIRECTV U.S. entered into an agreement with Pegasus and related entities for DIRECTV U.S. to purchase certain direct broadcast satellite assets of Pegasus, including rights to all DIRECTV U.S. subscribers activated through Pegasus. DIRECTV U.S. will pay $875 million in cash, which is net of the approximately $63 million judgment returned in May 2004 by the U.S. District Court for the Central District of California in favor of DIRECTV U.S. The aggregate purchase price is $938 million prior to taking into account the reduction for the judgment. The purchase price will also be reduced for amounts owed by Pegasus to DIRECTV U.S. for programming and other services and is subject to certain other adjustments at the close of the transaction. The agreement, which has been approved by the creditors’ committee in Pegasus’ Chapter 11 proceedings, will also result in a release of substantially all claims among the parties. The transaction is expected to close late in the third quarter of 2004, subject to the approval of the U.S. Bankruptcy Court, District of Maine, and to applicable antitrust filings and approvals. The $875 million cash payment to Pegasus will be made from available cash balances.

During August 2004, we deposited $875 million to secure a letter of credit issued to facilitate the close of this transaction.

Divestitures

PanAmSat

On April 20, 2004, we and PanAmSat announced the signing of a definitive agreement that, subject to the satisfaction of the conditions described in that agreement, provides for the sale of our approximately 80.4% interest in PanAmSat to an affiliate of KKR for about $2.84 billion in cash. We recorded the expected loss on this transaction of $478.6 million, net of a tax benefit of $291.0 million, in the quarter ended March 31, 2004, as a charge to “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Income. During the second quarter of 2004, our investment in PanAmSat increased as a result of net income recorded by PanAmSat during the second quarter. Because the sale price is fixed at about $2.84 billion, and the Company’s investment in PanAmSat increased during the second quarter of 2004, the expected loss on the

THE DIRECTV GROUP, INC.

transaction also increased by $41.4 million, net of a tax benefit of $6.9 million. The total expected loss of $520.0 million includes an estimate of direct costs associated with the transaction and retention of certain tax liabilities for which we have agreed to indemnify PanAmSat. The transaction, which has been approved by our and PanAmSat’s boards of directors, is subject to satisfaction of the conditions described in that agreement, including, among others, applicable U.S. and foreign regulatory approvals and approval by the stockholders of PanAmSat. The agreement may be terminated at the option of KKR if, among other things, there is a total loss of any one of certain specifically identified satellites in PanAmSat’s fleet, including satellites under construction and not yet launched, prior to the close of the transaction. Total loss per the agreement is defined as a satellite that is lost or destroyed or its actual operational capability is less than 50% of its stated operational capability.

As more fully discussed below in “Commitments and Contingencies,” on August 3, 2004, the primary propulsion system on Galaxy 10R experienced an unexpected shutdown that the manufacturer has determined is a permanent failure. This satellite can, however, operate normally on its available bi-propellant fuel for over three years. Under the terms of the agreement for the sale of our interest in PanAmSat, the permanent failure on Galaxy 10R allows KKR to not consummate the transactions described above. KKR is evaluating the impact of the failure on the transactions and is working with PanAmSat and us to address the effect of this event. Subject to the outcome of this evaluation, this transaction is otherwise expected to be completed in the third quarter of 2004, at which time we will receive the approximately $2.84 billion in cash.

As part of the transaction for the sale of our interest in PanAmSat, we have agreed to enter into or cause our subsidiaries or affiliates to enter into certain commercial arrangements with PanAmSat. These arrangements include, among other things, entering into new lease agreements and the extension or amendment of certain existing transponder lease agreements.

Hughes Software Systems

On June 8, 2004, we, HNS and Flextronics entered into an agreement whereby Flextronics will acquire HNS’ 55% ownership interest in HSS for $226.5 million in cash. We received the $226.5 million of cash proceeds on June 11, 2004 and deferred the approximate $177.5 million pre-tax gain, included in “Accrued liabilities and other” on the Consolidated Balance Sheets, which will be recognized in the third quarter of 2004 upon close of the transaction following compliance by Flextronics with Indian regulatory requirements.

DIRECTV Broadband

On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, we recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During 2003, the accrual was reduced due to the favorable settlement of certain contractual commitments by recording a gain of $1.6 million, net of taxes, to “Income (loss) from discontinued operations, net of taxes.” As of June 30, 2004, $0.9 million of accruals were remaining.

Satellite Systems Manufacturing Businesses

Pursuant to a settlement agreement executed on July 15, 2003 related to the purchase price adjustment dispute arising from the 2000 sale of our satellite systems manufacturing businesses to Boeing we recorded an after-tax charge of $7.7 million to discontinued operations during the quarter ended June 30, 2003.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat, HSS and DIRECTV Broadband have been excluded from our results from continuing operations for all periods presented herein. Consequently, the financial results for PanAmSat, HSS and DIRECTV Broadband are presented in the Consolidated Statements of Income in a single line item entitled “Income (loss) from

THE DIRECTV GROUP, INC.

discontinued operations, net of taxes,” the related assets and liabilities of PanAmSat and HSS are presented in the Consolidated Balance Sheets in line items entitled “Assets of businesses held for sale” and “Liabilities of businesses held for sale,” respectively. The after-tax charge of $7.7 million resulting from the settlement with Boeing discussed above has also been included in “Income (loss) from discontinued operations, net of taxes” on the Consolidated Statements of Income for the three month and six month periods ended June 30, 2003. The net cash flows used by DIRECTV Broadband are presented in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

Set-Top Receiver Manufacturing Business

As part of our sale of HNS’ set-top receiver manufacturing business to Thomson for $250 million in cash in June 2004, DIRECTV U.S. entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. The approximately $200 million in proceeds in excess of the book value of the HNS assets sold has been deferred and will be recognized as described below as a result of the long-term purchase agreement. DIRECTV U.S. can earn a $50 million rebate from Thomson if Thomson’s sales of set-top receivers to DIRECTV U.S. and/or its retailers and distributors equal at least $4 billion over the initial five year contract term plus an optional one year extension period, or the Contract Term. DIRECTV U.S. can also earn, on a pro rata basis, an additional $100 million rebate from Thomson if Thomson’s sales of set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. As part of the Agreement, DIRECTV U.S. has agreed to minimum set-top receiver volume requirements, which could be in excess of $1 billion of purchases by DIRECTV U.S. and/or its retailer and distributors over the first three years of the Contract Term based on current set-top receiver prices. The approximately $200 million in proceeds in excess of the book value of the HNS assets sold has been recorded as “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” in the Consolidated Balance Sheets and will be recognized as an offset to subscriber acquisition costs and/or retention and upgrade costs in the Consolidated Statements on Income, as appropriate, on a pro rata basis as the set-top receivers purchased are activated. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable the minimum purchase requirements will be met for the initial $50 million rebate during the initial contract period, and therefore DIRECTV U.S. will record a credit to subscriber acquisition costs and/or retention and upgrade costs in the Consolidated Statements of Income as earned upon set-top receiver activation, over the initial contract period with an offsetting entry to “Accounts and notes receivable, net” in the Consolidated Balance Sheets.

The approximately $200 million in proceeds in excess of the net book value of the HNS assets sold is included in cash flows from operating activities in the Consolidated Statements of Cash Flows for the six months ended June 30, 2004.

As we expect to have significant continuing cash flows with the set-top receiver manufacturing business resulting from the five year supply agreement, the financial results of the set-top receiver manufacturing business prior to June 2004 will continue to be reported in continuing operations, and not as discontinued operations.

COMMITMENTS AND CONTINGENCIES

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2004. After discussion with counsel representing us in those actions, it is the opinion of management

THE DIRECTV GROUP, INC.

that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position. For a discussion of changes to material pending legal proceedings, refer to Item 1. Legal Proceedings of Part II of this Quarterly Report, which is incorporated herein by reference.

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

We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. Where insurance costs related to satellite components or systems that have suffered anomalies in the past are prohibitive, our insurance policies contain coverage exclusions and we are not insured for certain other satellites. At June 30, 2004, the net book value of satellites that were insured with coverage exclusions amounted to $275.3 million, all of which relates to satellites owned by PanAmSat, and the net book value of the satellites that were not insured was $1,403.2 million, $1,020.4 million of which relates to satellites owned by PanAmSat. Amounts for satellites owned by PanAmSat are included in “Assets of businesses held for sale” in the Consolidated Balance Sheets.

The agreement to sell our interest in PanAmSat may be terminated by the purchaser, KKR, if, among other things, there is a total loss of any one of certain specifically identified satellites in PanAmSat’s fleet, including satellites under construction and not yet launched, prior to the close of the transaction. Recent satellite anomalies at PanAmSat are described below.

On August 3, 2004, the secondary Xenon Ion Propulsion System (“XIPS”) on Galaxy 10R, a PanAmSat satellite, experienced an unexpected shutdown. XIPS is an electronic propulsion system that maintains the satellite’s in-orbit position, as its primary propulsion system. The primary XIPS on this satellite had previously failed and the manufacturer has determined that the secondary XIPS system has now permanently failed. In the absence of the secondary XIPS, this satellite can operate normally on its available bi-propellant fuel for over three years.

We do not expect this event to affect service to PanAmSat’s customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. As a result, there should be no material impact on services, revenues or operations. In addition, the remaining fuel for the backup propulsion system should provide ample time to transition customers to a new or replacement satellite and substantially all of PanAmSat’s customer contracts would continue in effect on their terms on such new or replacement satellite.

As a result of the Galaxy 10R shutdown, we expect to accelerate our planned capital expenditures during the 2004 through 2007 timeframe to replace this satellite. Galaxy 10R is insured and a claim will be made under its insurance policy. Any insurance proceeds will be used to partially offset the replacement cost. PanAmSat had

THE DIRECTV GROUP, INC.

already begun construction of Galaxy 17 as an on-ground spare for Galaxy 16. Upon the successful launch of Galaxy 16, Galaxy 17 will be available as a replacement for Galaxy 10R. PanAmSat also has contractual arrangements in place that would allow it to procure the construction and launch of an additional satellite.

Under the terms of the agreement for the sale of PanAmSat, the permanent XIPS failure on Galaxy 10R allows KKR to not consummate the transactions described above. KKR is evaluating the impact of the XIPS failure on the transactions and is working with PanAmSat and us to address the effect of this event.

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

On July 31, 2003, PanAmSat filed a proof of loss under the insurance policy for one of its Boeing Satellite Systems, Inc., or BSS, model 601 HP spacecraft after the secondary Xenon-Ion Propulsion Systems ceased working. During 2003, PanAmSat reached an agreement with all but one of the insurers and received $102.6 million in proceeds. In March 2004, PanAmSat reached an agreement with the last insurer of the satellite and received $26.9 million in proceeds.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for two of its BSS model 702 spacecraft for constructive total losses based on degradation of the solar panels. On December 29, 2003, PanAmSat reached a settlement with its insurers for payment to PanAmSat of $260.0 million. PanAmSat received the $260.0 million settlement amount during the first quarter of 2004 and plans on using these proceeds to replace existing satellites over the next several years.

The availability and use of the $26.9 million and $260.0 million of proceeds from the PanAmSat insurance claims, which are included in “Assets of businesses held for sale” on the Consolidated Balance Sheets, were restricted by PanAmSat’s credit facilities until the restrictions were lifted in June 2004.

As part of an arrangement with Telesat, a Canadian telecommunications and broadcast services company, DIRECTV U.S. agreed to provide Telesat the use of the DIRECTV 3 satellite, which is currently used as an in-orbit spare, through the end of its useful life and in return, Telesat agreed to allow DIRECTV U.S. the use of its 72.5 degrees west longitude, or WL, Canadian orbital location. DIRECTV U.S. plans to relocate DIRECTV 5, or a similar satellite, to 72.5 WL to provide additional local channels and other programming in the U.S. through 2008. Both DIRECTV 3 and DIRECTV 5 are currently not in use for primary DIRECTV services. In the second quarter of 2004, the FCC granted approval for DIRECTV 3 to be moved to a Canadian orbital location and used by Telesat. DIRECTV U.S. is currently awaiting approval for the use of 72.5 WL. If DIRECTV U.S. is successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $72.2 million at June 30, 2004, will be reclassified as an intangible asset and amortized over the life of DIRECTV U.S.’ right to use 72.5 WL. However, if DIRECTV U.S. is unsuccessful in obtaining FCC approval to use 72.5 WL, DIRECTV U.S. will be required to immediately expense the net book value of DIRECTV 3.

Other Contingencies

As of June 30, 2004, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $44.3 million, which were undrawn at June 30, 2004.

THE DIRECTV GROUP, INC.

Commitments

At June 30, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $363.3 million, payable as follows: $89.6 million in the remainder of 2004, $123.4 million in 2005, $64.7 million in 2006, $37.7 million in 2007, $30.9 million in 2008 and $17.0 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expense under operating leases, net of sublease income, was $33.1 million and $29.8 million for the six months ended June 30, 2004 and 2003, respectively.

We have minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, telemetry, tracking and control services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. As of June 30, 2004, minimum payments over the terms of applicable contracts are anticipated to be approximately $2,917.9 million, payable as follows: $363.2 million in the remainder of 2004, $544.5 million in 2005, $651.1 million in 2006, $804.3 million in 2007, $531.2 million in 2008 and $23.6 million thereafter. Excluded from the minimum payments above is a commitment to purchase in excess of $1 billion of set-top receivers from Thomson during the first three years of the Contract Term based on current set-top receiver prices, as discussed above in “Acquisitions and Divestitures.”

As a result of the NRTC and Pegasus transactions discussed above in “Acquisitions and Divestitures,” we have total contractual obligations, including interest, to pay $1,689.8 million, payable approximately as follows: $1,094.1 million in the remainder of 2004, $91.2 million in 2005, $91.2 million in 2006, $91.2 million in 2007, $91.2 million in 2008, and $230.9 million thereafter.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

Beginning on December 23, 2003, with the completion of the News Corporation transactions, News Corporation and its affiliated companies are considered related parties of The DIRECTV Group, Inc. and our affiliated companies. As of June 30, 2004, we and our subsidiaries had contractual arrangements to: purchase programming, products and advertising from News Corporation entities; license certain intellectual property, including patents, from News Corporation entities; purchase system access products and support services; and sell advertising space. See Note 9 to the Consolidated Financial Statements in Item 1 of Part I, which is incorporated herein by reference, for additional discussion regarding related-party transactions.

Effective March 1, 2004, NDS Limited, or NDS, subsidiary of News Corporation, became the exclusive provider of DIRECTV conditional access products and services, including system access cards, a key component of the access security system in set-top receivers, to DIRECTV U.S. NDS will be responsible for developing and periodically replacing system access cards during the term of the agreement.

ACCOUNTING CHANGES

Subscriber Acquisition, Retention and Upgrade Costs.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, retention and upgrade costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense all subscriber acquisition, retention and upgrade costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding of our reported results for investors. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance of $503.9 million as a cumulative effect of accounting change. The amount of the cumulative effect was

THE DIRECTV GROUP, INC.

$310.5 million, net of taxes. The following table presents our results on a pro forma basis as if we had retroactively applied this new method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in Millions, Except Per Subscriber Data and Per Share Amounts)
Pro Forma:
Total operating costs and expenses	$2,671.1	$2,113.9	$5,260.5	$4,212.2
Operating profit (loss)	(28.3)	73.4	(124.5)	27.0
Net income (loss)	(13.3)	26.4	(341.6)	(32.2)
Basic and diluted net earnings (loss) per common share	(0.01)	0.02	(0.25)	(0.02)
Other Data:
Operating profit (loss)	$(28.3)	$73.4	$(124.5)	$27.0
Add: Depreciation and amortization	171.5	185.4	357.1	372.1

Operating profit before depreciation and amortization	$143.2	$258.8	$232.6	$399.1

Average subscriber acquisition costs—per subscriber (SAC)	$645	$565	$645	$560

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

Stock-Based Compensation.    On January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock- based award at grant is recognized over the course of its vesting period. We elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the Consolidated

THE DIRECTV GROUP, INC.

Statements of Income for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. See Note 2 to the Consolidated Financial Statements in Item 1 of Part I for additional information.

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

On November 25, 2003, S&P raised our long-term corporate credit rating from B+ to BB, with the rating on CreditWatch with positive implications. The increase in ratings was based on our improving operating and financial performance, while the positive CreditWatch reflected the potential ratings upgrade following the completion of the News Corporation transactions. The above ratings were affirmed on December 22, 2003 when the News Corporation transactions were completed on April 22, 2004 after the PanAmSat sale was announced. On August 9, 2004, S&P affirmed the ratings, removed the ratings from CreditWatch and assigned a positive outlook.

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

On November 25, 2003, S&P raised its ratings for DIRECTV U.S. The senior secured credit facilities rating was raised to BB from BB- and the $1.4 billion senior unsecured notes to BB- from B with the ratings on CreditWatch with positive implications. The increase in ratings was based on improving operating and financial performance. The above ratings were affirmed on December 22, 2003 when the News Corporation transactions were completed and on April 22, 2004 after the PanAmSat sale was announced. On August 9, 2004, S&P affirmed the ratings, removed the ratings from CreditWatch and assigned a positive outlook.

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2004. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 17, 2004.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act). Based on the evaluation, the Company’s principal executive officer and the Company’s principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

* * *

THE DIRECTV GROUP, INC.

PART II – OTHER INFORMATION (UNAUDITED)

ITEM 1.    LEGAL PROCEEDINGS

Summarized below, for the quarter ended June 30, 2004 and through the date of this filing, are material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became a party during the quarter ended June 30, 2004 or subsequent thereto, but before the filing of this report together with material developments relating to previously reported matters. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 17, 2004, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 6, 2004, and Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

As previously reported, DIRECTV U.S. filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television, Inc., or Pegasus, and Golden Sky Systems, Inc., or Golden Sky, which we refer to collectively in this paragraph as the Defendants. The action was subsequently removed to the U.S. District Court for the Central District of California. The lawsuit sought to recover approximately $52 million, excluding interest, that the Defendants owe DIRECTV U.S. under the parties’ Seamless Marketing Agreement, which provided for reimbursement to DIRECTV U.S. of certain costs that resulted from new subscriber activations in the Defendants’ territory. On April 14, 2004, the jury returned a verdict awarding DIRECTV U.S. $51.5 million in damages against the Defendants as a result of the Defendants’ breach of the agreement. The court granted DIRECTV U.S.’ request for prejudgment interest and on May 24, 2004, entered judgment against the Defendants and in favor of DIRECTV U.S. in the amount of approximately $63 million. Defendants filed a voluntary petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court, District of Maine, on June 2, 2004, staying DIRECTV U.S.’ ability to collect on the judgment. On June 21, 2004, the Defendants filed a Notice of Appeal.

As previously reported, Pegasus and Golden Sky, which we refer to in this paragraph as the Plaintiffs, filed an action on January 11, 2000 against DIRECTV U.S. in the U.S. District Court for the Central District of California. The Plaintiffs alleged, among other things, that DIRECTV U.S. interfered with their contractual relationship with the National Rural Telecommunications Cooperative, or NRTC. The Plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its lawsuits against DIRECTV U.S., which have been settled. On May 13, 2004, the court entered an order eliminating all of the Plaintiffs’ remaining claims and dismissed DIRECTV U.S.’ claim on the term of the member agreements based on lack of standing. The Court entered final judgment on June 2, 2004. On June 10, 2004, the Plaintiffs filed a Notice of Appeal.

As discussed above, Pegasus and Golden Sky, among others, which we refer to collectively in this paragraph as Debtors, filed a voluntary petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court, District of Maine, on June 2, 2004. Debtors also filed an Adversary Complaint in the bankruptcy court against DIRECTV, Inc., the NRTC, and various officers and directors of the NRTC. The complaint seeks declaratory and injunctive relief, rescission of certain agreements between DIRECTV U.S. and NRTC, specific performance against NRTC, restitution, compensatory and punitive damages. On July 30, 2004, DIRECTV U.S. entered into certain arrangements with Pegasus, Golden Sky and other certain affiliated entities, which are collectively referred to in this paragraph as Pegasus, whereby DIRECTV U.S. will purchase certain direct broadcast satellite assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. As part of these arrangements, Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV U.S., The DIRECTV Group, Inc., NRTC, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties also entered into a Global Settlement Agreement pursuant to which such parties have agreed, effective upon the closing of the asset sale, to release each other from substantially all claims outlined above between the parties, including the judgment entered in May 2004 in favor of DIRECTV U.S. against Pegasus.

THE DIRECTV GROUP, INC.

These transactions are described in more detail in the section entitled “Liquidity and Capital Resources— Acquisitions and Divestitures” of Item 2 in Part I. Should the contemplated transactions be approved and successfully close, then the Global Settlement Agreement would result in the termination of substantially all of the litigation with Pegasus and related entities outlined above. Until such time, the parties have agreed to a stay of the litigation outlined above.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on June 2, 2004, the following matters were submitted to a vote of the stockholders of The DIRECTV Group, Inc.:

The DIRECTV Group, Inc.

Final Voting Results

Item No. 1

The election of K. Rupert Murdoch, Neil R. Austrian and Charles R. Lee as directors to serve for a three year term expiring at the annual meeting in 2007. The final voting results were:

K. Rupert Murdoch	For Withheld	1,310,927,692 6,091,051

Neil R. Austrian	For Withheld	1,312,557,807 4,460,936

Charles R. Lee	For Withheld	1,312,525,438 4,493,305

Item No. 2

The approval of The DIRECTV Group, Inc. 2004 Stock Plan providing for equity based compensation to employees and directors of the Company. The final voting results were:

For	1,223,735,422
Against	31,210,267
Abstain	1,140,509
No Vote	60,932,545

THE DIRECTV GROUP, INC.

Item No. 3

The approval of The DIRECTV Group, Inc. Executive Officer Cash Bonus Plan providing for cash-based incentive payments to executive officers of the Company. The final voting results were:

For	1,298,584,997
Against	17,162,579
Abstain	1,271,167
No Vote	0

Item No. 4

Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending December 31, 2004. The final voting results were:

For	1,306,403,424
Against	9,940,011
Abstain	675,308
No Vote	0

All matters voted on at the annual meeting were approved. In addition to the directors elected at the annual meeting, Ralph F. Boyd, Jr., Chase Carey, Peter F. Chernin, James M. Cornelius, David F. DeVoe, Eddy W. Hartenstein, Peter A. Lund and John L. Thornton continued to serve as directors after the annual meeting.

Effective July 27, 2004, John L. Thornton resigned as a member of the board of directors of the Company. The Nominating and Corporate Governance Committee of the board is currently in the process of identifying a member to fill the vacancy created by Mr. Thornton’s resignation.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Name
*10.1

Agreement of Termination, dated as of June 1, 2004, by and between DIRECTV, Inc., as assignee of Hughes Communications Galaxy, Inc., Hughes Communications Galaxy, Inc., as predecessor-in-interest and National Rural Telecommunications Cooperative (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on June 2, 2004 (“the June 2, 2004 Form 8-K”))

*10.2	Pegasus Offer Agreement (incorporated herein by reference to Exhibit 10.2 to the June 2, 2004 Form 8-K)

*10.3

Member Offer Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on June 3, 2004)

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name
*10.4

Asset Purchase Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc., Golden Sky Systems, Inc., and each other entity listed as a “Seller” on the signature pages thereto, DIRECTV, Inc., and, solely for purposes of Section 12.12 thereof, The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on August 3, 2004 (the “August 3, 2004 Form 8-K”))

*10.5

Cooperation Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries that are listed as a “Seller” on the signature pages to the Asset Purchase Agreement), and DIRECTV, Inc. (incorporated herein by reference to Exhibit 10.2 to the August 3, 2004 Form 8-K)

*10.6

Global Settlement Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties (incorporated herein by reference to Exhibit 10.3 to the August 3, 2004 Form 8-K)

*10.7

The DIRECTV Group, Inc. 2004 Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8 of The DIRECTV Group, Inc. as filed with the Securities and Exchange Commission on June 3, 2004)

*10.8

The DIRECTV Group, Inc. Executive Officer Cash Bonus Plan (incorporated herein by reference to Annex C to the Definitive Proxy Statement on Schedule 14A of The DIRECTV Group, Inc. as filed with the Securities and Exchange Commission on April 16, 2004)

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

(b) Reports on Form 8-K

Six reports on Form 8-K dated April 2, 2004, April 20, 2004, May 12, 2004, June 1, 2004, June 1, 2004 and June 3, 2004, reporting matters under Item 5, Other Events, were filed with the Securities and Exchange Commission during the quarter ended June 30, 2004. One report on Form 8-K dated May 4, 2004 was furnished to the Securities and Exchange Commission during the quarter ended June 30, 2004, reporting matters under Item 12, Results of Operations and Financial Condition. Pursuant to General Instruction B of Form 8-K, the report submitted under Item 12 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, that report into a filing under the Securities Act or the Exchange Act.

* * *

THE DIRECTV GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: August 10, 2004
	By:	/S/ BRUCE B. CHURCHILL
Bruce B. Churchill (Executive Vice President and Chief Financial Officer)

THE DIRECTV GROUP, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Name
*10.1

Agreement of Termination, dated as of June 1, 2004, by and between DIRECTV, Inc., as assignee of Hughes Communications Galaxy, Inc., Hughes Communications Galaxy, Inc., as predecessor-in-interest and National Rural Telecommunications Cooperative (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on June 2, 2004 (“the June 2, 2004 Form 8-K”))

*10.2	Pegasus Offer Agreement (incorporated herein by reference to Exhibit 10.2 to the June 2, 2004 Form 8-K)

*10.3

Member Offer Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on June 3, 2004)

*10.4

Asset Purchase Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc., Golden Sky Systems, Inc., and each other entity listed as a “Seller” on the signature pages thereto, DIRECTV, Inc., and, solely for purposes of Section 12.12 thereof, The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on August 3, 2004 (the “August 3, 2004 Form 8-K”))

*10.5

Cooperation Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries that are listed as a “Seller” on the signature pages to the Asset Purchase Agreement), and DIRECTV, Inc. (incorporated herein by reference to Exhibit 10.2 to the August 3, 2004 Form 8-K)

*10.6

Global Settlement Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties (incorporated herein by reference to Exhibit 10.3 to the August 3, 2004 Form 8-K)

*10.7

The DIRECTV Group, Inc. 2004 Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8 of The DIRECTV Group, Inc. as filed with the Securities and Exchange Commission on June 3, 2004)

*10.8

The DIRECTV Group, Inc. Executive Officer Cash Bonus Plan (incorporated herein by reference to Annex C to the Definitive Proxy Statement on Schedule 14A of The DIRECTV Group, Inc. as filed with the Securities and Exchange Commission on April 16, 2004)

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