Form 10-Q
period 2004-09-30
DIRECTV GROUP INC
filed 2004-11-05
CIK 944868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-31945

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

As of November 2, 2004, the registrant had 1,385,705,035 shares of common stock outstanding.

THE DIRECTV GROUP, INC.

THE DIRECTV GROUP, INC.

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions, Except Per Share Amounts)

Revenues	$2,861.9	$2,378.7	$7,997.9	$6,617.9

Operating Costs and Expenses, Exclusive of Depreciation and Amortization Expense Shown Separately Below
Broadcast programming and other costs of sale	1,218.8	1,109.4	3,464.1	3,108.2
Subscriber service expenses	213.7	169.7	548.9	487.7
Subscriber acquisition costs:
Third party customer acquisitions	540.0	380.2	1,450.5	1,019.9
Direct customer acquisitions	183.9	111.9	499.7	249.2
Upgrade and retention costs	261.3	125.5	668.2	258.1
Broadcast operations expenses	48.1	43.2	143.9	146.0
General and administrative expenses	279.9	236.5	873.8	742.7
Asset impairment charge	1,466.1	—	1,466.1	—
Depreciation and amortization expense	199.6	194.3	556.7	566.4

Total Operating Costs and Expenses	4,411.4	2,370.7	9,671.9	6,578.2

Operating Profit (Loss)	(1,549.5)	8.0	(1,674.0)	39.7
Interest income	22.6	8.0	33.0	20.5
Interest expense	(26.4)	(35.1)	(70.3)	(123.8)
Reorganization (expense) income	(0.5)	(8.2)	42.9	(19.2)
Other, net	0.7	0.6	397.6	(38.0)

Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	(1,553.1)	(26.7)	(1,270.8)	(120.8)
Income tax benefit	624.3	25.7	497.3	54.0
Minority interests in net (earnings) losses of subsidiaries	3.2	(0.6)	5.5	(1.2)

Loss from continuing operations before cumulative effect of accounting changes	(925.6)	(1.6)	(768.0)	(68.0)
Income (loss) from discontinued operations, net of taxes	(83.0)	43.2	(582.2)	80.3

Income (loss) before cumulative effect of accounting changes	(1,008.6)	41.6	(1,350.2)	12.3
Cumulative effect of accounting changes, net of taxes	—	(64.6)	(310.5)	(64.6)

Net Loss	$(1,008.6)	$(23.0)	$(1,660.7)	$(52.3)

Basic and Diluted Earnings (Loss) Per Common Share:
Loss from continuing operations before cumulative effect of accounting changes	$(0.67)	$—	$(0.56)	$(0.05)
Income (loss) from discontinued operations, net of taxes	(0.06)	0.03	(0.42)	0.06
Cumulative effect of accounting changes, net of taxes	—	(0.05)	(0.22)	(0.05)

Net Loss	$(0.73)	$(0.02)	$(1.20)	$(0.04)

Weighted average number of common shares outstanding (in millions)-Basic and Diluted	1,385.1	1,382.8	1,384.6	1,382.2

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
	(Dollars in Millions, Except Per Share Amounts)
ASSETS
Current Assets
Cash and cash equivalents	$3,308.7	$1,720.1
Accounts and notes receivable, net of allowances of $126.5 and $112.7	948.1	896.3
Contracts in process	60.5	69.7
Inventories, net	255.2	270.3
Prepaid expenses and other	458.2	1,018.2
Assets of businesses held for sale	—	6,381.6

Total Current Assets	5,030.7	10,356.2
Satellites, net of accumulated depreciation of $396.1 and $427.5	1,553.3	2,408.2
Property, net of accumulated depreciation of $2,361.1 and $2,101.2	1,335.2	1,791.6
Goodwill, net	3,034.1	3,034.1
Intangible Assets, net	2,326.6	568.5
Investments and Other Assets	1,047.8	819.4

Total Assets	$14,327.7	$18,978.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,069.5	$1,366.3
Unearned subscriber revenue and deferred credits	340.5	170.3
Short-term borrowings and current portion of long-term debt	24.2	226.2
Accrued liabilities and other	1,112.6	937.5
Liabilities of businesses held for sale	—	3,139.6

Total Current Liabilities	2,546.8	5,839.9
Long-Term Debt	2,408.5	2,434.8
Other Liabilities and Deferred Credits	1,539.1	1,049.4
Commitments and Contingencies
Minority Interests	64.7	22.8
Stockholders’ Equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 1,385,257,327 shares and 1,383,649,451 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	10,855.4	10,817.5
Retained earnings (deficit)	(3,049.6)	(1,388.9)

Subtotal Stockholders’ Equity	7,805.8	9,428.6

Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	(48.8)	(48.8)
Accumulated unrealized gains on securities and derivatives	25.4	271.4
Accumulated foreign currency translation adjustments	(13.8)	(20.1)

Total Accumulated Other Comprehensive Income (Loss)	(37.2)	202.5

Total Stockholders’ Equity	7,768.6	9,631.1

Total Liabilities and Stockholders’ Equity	$14,327.7	$18,978.0

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in Millions)
Cash Flows From Operating Activities
Loss from continuing operations before cumulative effect of accounting changes	$(768.0)	$(68.0)
Adjustments to reconcile loss from continuing operations before cumulative effect of accounting changes to net cash provided by operating activities
Depreciation and amortization	556.7	566.4
Asset impairment charge	1,466.1	—
Loss on disposal of assets	9.2	14.7
Equity losses from unconsolidated affiliates	—	78.5
Net gain from sale of investments	(396.5)	(6.4)
Net unrealized gain on investments	—	(38.5)
Stock-based compensation expense	52.2	6.5
Deferred income taxes and other	(459.9)	(82.1)
Accounts receivable credited against Pegasus purchase price	(220.2)	—
Change in other operating assets and liabilities
Accounts and notes receivable	137.1	109.2
Inventories	1.6	(60.4)
Prepaid expenses and other	(106.9)	12.0
Accounts payable	(347.2)	(8.9)
Accrued liabilities	(65.5)	122.9
Other	233.4	(71.3)

Net Cash Provided by Operating Activities	92.1	574.6

Cash Flows From Investing Activities
Proceeds from sale of businesses	2,918.4	—
Proceeds from sale of investments	510.5	22.8
Cash paid for acquired assets	(976.5)	—
Investment in companies	(0.4)	(11.4)
Purchase (sale) of short-term investments	1.7	(91.1)
Expenditures for property	(323.3)	(264.6)
Expenditures for satellites	(440.4)	(123.6)
Other	5.1	32.2

Net Cash Provided by (Used in) Investing Activities	1,695.1	(435.7)

Cash Flows From Financing Activities
Net increase (decrease) in short-term borrowings	0.8	(478.0)
Long-term debt borrowings	0.8	2,626.5
Repayment of long-term debt	(214.1)	(18.4)
Debt issuance costs	(2.4)	(68.4)
Stock options exercised	16.3	11.0

Net Cash Provided by (Used in) Financing Activities	(198.6)	2,072.7

Net cash provided by continuing operations	1,588.6	2,211.6
Net cash used in discontinued operations	—	(428.1)

Net increase in cash and cash equivalents	1,588.6	1,783.5
Cash and cash equivalents at beginning of the period	1,720.1	324.4

Cash and cash equivalents at end of the period	$3,308.7	$2,107.9

Supplemental Cash Flow Information
Interest paid	$103.3	$165.0
Income taxes paid (received)	33.5	(32.6)

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

The Company has completed the sale of its approximately 80.4% interest in PanAmSat Corporation (“PanAmSat”), and Hughes Network Systems, Inc. (“HNS”), a wholly-owned subsidiary of the Company, has completed the sale of its approximately 55% interest in Hughes Software Systems Limited (“HSS”). Please refer to Note 3 below for additional information regarding these divestitures. Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat, which formerly comprised the Satellite Services segment, and HSS, which was a component of the Network Systems segment, have been excluded from the Company’s results from continuing operations for all periods presented herein. Consequently, the financial results of PanAmSat and HSS are presented in the Company’s Consolidated Statements of Income in a single line item entitled “Income (loss) from discontinued operations, net of taxes” and the related assets and liabilities are presented in the Consolidated Balance Sheets in line items entitled “Assets of businesses held for sale” and “Liabilities of businesses held for sale.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the revised consolidated financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 10, 2004, the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 filed with the SEC on May 6, 2004 and August 10, 2004, respectively, and all other filings by the Company, including other Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Beginning in the third quarter of 2004, the Company changed the categories of operating costs and expenses included in the Consolidated Statements of Income to a presentation that adds clarity and ease of understanding of the results of operations of the Company’s direct-to-home (“DTH”) businesses. See “Significant Events Affecting the Comparability of the Results of Operations—Reporting Changes” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the terminology

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

used. Also, the Company disaggregated the Direct-To-Home Broadcast segment, which included the DIRECTV U.S. and DIRECTV Latin America businesses. The Company now reports the DIRECTV U.S. and DIRECTV Latin America businesses as separate segments as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Beginning on January 1, 2004, the Company allocates pension and other postretirement benefit expenses to its subsidiaries.

Prior period financial statements and segment information have been reclassified to conform to the current period presentation.

Note 2. Accounting Changes

Subscriber Acquisition, Upgrade and Retention Costs

Effective January 1, 2004, the Company changed its method of accounting for subscriber acquisition, upgrade and retention costs. Previously, a portion of these costs were deferred, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. The Company now expenses all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV® service. The Company determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding the Company’s reported results for investors. As a result of the change, the deferred subscriber acquisition cost balance of $503.9 million that was included in “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2003 was expensed as a cumulative effect of accounting change on January 1, 2004. The amount of the cumulative effect was $310.5 million, net of taxes. Had the new method of accounting been applied in 2003, operating costs would have increased by $39.9 million and $44.6 million for the three month and nine month periods ended September 30, 2003, respectively.

The following table sets forth the Company’s loss from continuing operations before cumulative effect of accounting changes and net loss on a pro forma basis as if the change in accounting for subscriber acquisition, upgrade and retention costs had been applied retroactively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Loss from continuing operations before cumulative effect of accounting changes	$(925.6)	$(1.6)	$(768.0)	$(68.0)
Reported basic and diluted loss per common share	(0.67)	—	(0.56)	(0.05)
Pro forma loss from continuing operations	(925.6)	(26.2)	(768.0)	(95.5)
Pro forma basic and diluted loss per common share	(0.67)	(0.02)	(0.56)	(0.07)

Reported net loss	$(1,008.6)	$(23.0)	$(1,660.7)	$(52.3)
Reported basic and diluted loss per common share	(0.73)	(0.02)	(1.20)	(0.04)
Pro forma net loss	(1,008.6)	(47.6)	(1,660.7)	(79.8)
Pro forma basic and diluted loss per common share	(0.73)	(0.03)	(1.20)	(0.06)

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

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity (“VIE”) where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. The Company applied this interpretation beginning on July 1, 2003 for entities created prior to February 1, 2003. The Company determined that the partially-owned local operating companies (“LOCs”) providing DIRECTV programming services in Venezuela and Puerto Rico, of which the Company owned 19.5% and 40.0%, respectively, were VIEs. As a result, on July 1, 2003, the Company began consolidating the Venezuelan and Puerto Rican LOCs resulting in an increase in total assets of $55.1 million, which included $29.1 million of cash. The adoption of FIN 46 resulted in the Company recording an after-tax charge of $64.6 million to “Cumulative effect of accounting changes, net of taxes” in the Consolidated Statements of Income on July 1, 2003.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents the effect on loss from continuing operations before cumulative effect of accounting changes of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Reported loss from continuing operations before cumulative effect of accounting changes	$(925.6)	$(1.6)	$(768.0)	$(68.0)
Add: Stock compensation cost, net of taxes, included above	7.0	3.4	35.2	7.6
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(7.0)	(19.0)	(35.2)	(77.7)

Pro forma net loss	$(925.6)	$(17.2)	$(768.0)	$(138.1)

Basic and diluted loss from continuing operations before cumulative effect of accounting changes per common share:
Reported	$(0.67)	$—	$(0.56)	$(0.05)
Pro forma	(0.67)	(0.01)	(0.56)	(0.10)

The pro forma amounts presented in the table above exclude compensation cost related to stock options issued by PanAmSat to its employees.

On June 2, 2004, the Company obtained shareholder approval for The DIRECTV Group, Inc. 2004 Stock Plan. During June 2004, the Company granted restricted stock units and stock options, as contemplated by the approved plan. The stock options were granted to the Company’s CEO to replace stock options that were cancelled by News Corporation, his former employer. During the three months and nine months ended September 30, 2004, the Company recognized $10.0 million and $52.2 million, respectively, of stock-based compensation expense, which includes the cost related to restricted stock units, the cost of replacement options granted to the Company’s CEO, and the cost associated with former employees of News Corporation who became employees of the Company and retained their News Corporation stock options.

Note 3. Acquisitions, Divestitures and Other Transactions

Acquisitions

NRTC Contract Rights

On June 2, 2004, DIRECTV U.S. and the National Rural Telecommunications Cooperative (“NRTC”) announced an agreement, effective June 1, 2004, to end the NRTC’s exclusive DIRECTV service distribution agreement to certain rural territories in the United States and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis, calculated using an estimated incremental annual borrowing rate of 4.3%. As a result of this agreement, DIRECTV U.S. now has the right to sell its services in all territories across the United States. The present value of the cash payments to be made to the NRTC plus fees paid associated with the transaction, the total of which amounted to $337.7 million, were recorded in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits,” with a corresponding amount recorded as distribution rights in “Intangible Assets, net” in the Consolidated Balance Sheets. The distribution rights intangible asset is being amortized to expense over seven years, which represents the remaining life of the DIRECTV service distribution agreement.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NRTC Member Subscribers

In connection with the NRTC transaction described above, during the second and third quarters of 2004, all NRTC members, representing approximately 357,000 subscribers, excluding Pegasus Satellite Television, Inc. (“Pegasus”), elected to sell their subscribers to DIRECTV U.S. DIRECTV U.S. paid $187.2 million in the third quarter of 2004 for members electing a lump-sum payout plus additional fees associated with the transaction and recorded $200.2 million in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” for those members electing the long-term payment option of seven years plus interest. As a result, DIRECTV U.S. recorded a subscriber related intangible asset in “Intangible Assets, net” in the Consolidated Balance Sheets amounting to $387.4 million, which will be amortized over the estimated subscriber lives of approximately six years.

The total obligations owed to the NRTC and its members electing the long-term payment option amounted to $507.0 at September 30, 2004 and is payable approximately as follows: $16.2 million in the remainder of 2004, $63.3 million in 2005, $67.2 million in 2006, $71.3 million in 2007, $75.6 million in 2008, and $213.4 million thereafter.

Pegasus Subscribers

On August 27, 2004, DIRECTV U.S. acquired the subscribers and certain assets, consisting primarily of subscriber accounts receivable, of Pegasus for a total purchase price of $988.5 million. The total cash consideration paid by DIRECTV U.S. to Pegasus amounted to $768.4 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services, and the May 2004 $63 million judgment in favor of DIRECTV U.S. As a result of the transaction, DIRECTV U.S. recorded a subscriber related intangible asset in “Intangible Assets, net” in the Consolidated Balance Sheets amounting to $949.5 million, which will be amortized over the estimated subscriber lives of approximately five years.

Divestitures

PanAmSat

On August 20, 2004, the Company completed the sale of its approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and received the sale proceeds of approximately $2.64 billion. As previously announced, on August 3, 2004, the primary propulsion system on Galaxy 10R, a PanAmSat satellite, experienced an unexpected shutdown that the manufacturer determined was a permanent failure. As a result of the failure of Galaxy 10R and pursuant to an agreement reached with KKR on August 12, 2004, the purchase price was reduced by $200.0 million from approximately $2.84 billion to approximately $2.64 billion. During the third quarter of 2004, the loss on the sale of PanAmSat increased by $203.7 million, net of taxes, primarily due to the decrease in purchase price discussed above. The total loss on the sale of PanAmSat of $723.7 million, net of taxes, for the nine month period ended September 30, 2004 includes direct costs associated with the transaction and retention by the Company of certain tax liabilities of PanAmSat.

Operating results of the discontinued operations of PanAmSat are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Revenues	$106.6	$210.1	$518.9	$613.4

Income before income taxes	$43.4	$27.6	$65.3	$110.9
Income tax (expense) benefit	(6.7)	19.1	(3.6)	(4.5)
Minority interests and other	(6.7)	(5.6)	(13.6)	(23.9)

Net income from discontinued operations, net of taxes	$30.0	$41.1	$48.1	$82.5

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The carrying amounts of major classes of assets and liabilities for the discontinued operations of PanAmSat were as follows:

December 31, 2003
(Dollars in millions)
Total current assets	$938.4
Satellites and other property, net	2,362.5
Goodwill, net	2,748.6
Total assets	6,291.1
Total current liabilities	155.8
Long-term debt	1,696.5
Other liabilities and deferred credits	273.3
Minority interests	540.6
Total liabilities	3,092.1

Hughes Software Systems

HNS completed the sale of its approximately 55% ownership interest in HSS to Flextronics Sales & Marketing (L-A) Ltd. (“Flextronics”) for $226.5 million in cash. The Company received $226.5 million on June 11, 2004. In the third quarter of 2004, the Company recognized an after-tax gain of approximately $90.7 million ($176.1 million pre-tax), included in “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Income, upon completion of all substantive requirements and transfer of control.

Operating results of the discontinued operations of HSS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Revenues	$—	$13.9	$26.0	$34.9

Income before income taxes	$—	$4.1	$5.4	$11.1
Income tax expense	—	(0.4)	(0.6)	(1.4)
Minority interests and other	—	(1.7)	(2.1)	(4.3)

Net income from discontinued operations, net of taxes	$—	$2.0	$2.7	$5.4

The carrying amounts of assets and liabilities for the discontinued operations of HSS are as follows:

December 31, 2003
(Dollars in Millions)
Total assets	$90.5
Total liabilities	47.5

DIRECTV Broadband

On February 28, 2003, DIRECTV Broadband, Inc. (“DIRECTV Broadband”) completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, the Company recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During 2003, the accrual was reduced due to the favorable settlement of certain contractual commitments by recording a gain of $1.6 million to “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Income. As of September 30, 2004, $0.9 million of accruals were remaining.

Satellite Systems Manufacturing Businesses

Pursuant to a settlement agreement executed on July 15, 2003 related to the purchase price adjustment dispute arising from the 2000 sale by the Company of its satellite systems manufacturing businesses to The Boeing Company (“Boeing”), the Company recorded an after-tax charge of $7.7 million to discontinued operations during the quarter ended June 30, 2003. On July 18, 2003, the Company paid the $360 million settlement amount to Boeing, which is included in “Net cash used in discontinued operations” in the Consolidated Statements of Cash Flows.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat, HSS and DIRECTV Broadband have been excluded from the Company’s results from continuing operations for all periods presented herein. Consequently, the financial results for PanAmSat, HSS and DIRECTV Broadband are presented in the Consolidated Statements of Income in a single line item entitled “Income (loss) from discontinued operations, net of taxes” and the related assets and liabilities of PanAmSat and HSS are presented in the Consolidated Balance Sheets in line items entitled “Assets of businesses held for sale” and “Liabilities of businesses held for sale,” respectively. The after-tax charge of $7.7 million resulting from the settlement with Boeing discussed above has also been included in “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Income for the nine months ended September 30, 2003. The net cash flows used by DIRECTV Broadband and the $360 million settlement payment to Boeing in 2003 are presented in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

“Income (loss) from discontinued operations, net of taxes,” as reported in the Consolidated Statements of Income, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Income from discontinued operations, net of taxes	$30.0	$43.1	$50.8	$87.9
Income (loss) on sale of discontinued operations, net of taxes	(113.0)	0.1	(633.0)	(7.6)

Income (loss) from discontinued operations, net of taxes	$(83.0)	$43.2	$(582.2)	$80.3

Basic and Diluted Earnings (Loss) Per Common Share:
Income from discontinued operations, net of taxes	$0.02	$0.03	$0.04	$0.06
Loss on sale of discontinued operations, net of taxes	(0.08)	—	(0.46)	—

Income (loss) from discontinued operations, net of taxes	$(0.06)	$0.03	$(0.42)	$0.06

Set-Top Receiver Manufacturing Business

As part of the Company’s sale of HNS’ set-top receiver manufacturing business to Thomson Inc. (“Thomson”) for $250 million in cash in June 2004, DIRECTV U.S. entered into a long-term purchase agreement (the “Agreement”) with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the HNS assets sold of approximately $200 million has been deferred and will be recognized as described below as a result of the Agreement. DIRECTV U.S. can earn a $50 million rebate from Thomson if Thomson’s sales of set-top receivers to DIRECTV U.S. and/or its retailers and distributors equal at least $4 billion over the initial five year contract term plus an optional one year extension period (the “Contract Term”). DIRECTV U.S. can also earn, on a pro rata basis, an additional $100 million rebate from Thomson if Thomson’s sales of set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. As part of the Agreement, DIRECTV U.S. has agreed to minimum set-top receiver volume requirements, which could be in excess of $1.0 billion of purchases by DIRECTV U.S. and/or its retailers and distributors over the first three years of the Contract Term based on current set-top receiver prices. The $200 million of deferred proceeds has been recorded as “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” in the Consolidated Balance Sheets and is recognized as an offset to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the Consolidated Statements of Income, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable the minimum purchase requirements will be met for the initial $50 million rebate during the initial contract period, and therefore DIRECTV U.S. records a credit to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the Consolidated Statements of Income as earned upon set-top receiver activation, over the initial contract period with a corresponding entry to “Accounts and notes receivable, net” in the Consolidated Balance Sheets.

The proceeds in excess of the net book value of the HNS assets sold of approximately $200 million is included in cash flows from operating activities in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2004.

As the Company expects to have significant continuing cash flows with the set-top receiver manufacturing business resulting from the Agreement, the financial results of the set-top receiver manufacturing business prior to June 2004 will continue to be reported in continuing operations, and not as a discontinued operation.

Operating results of the set-top receiver manufacturing business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Revenues	$—	$134.6	$306.6	$337.4

Income (loss) before income taxes	$—	$8.0	$(8.7)	$13.6
Income tax (expense) benefit	—	(3.0)	3.3	(5.2)

Net income (loss)	—	$5.0	$(5.4)	$8.4

Revenues for the sale of set-top receivers, excluding intercompany sales to DIRECTV U.S., were $154.6 million for the nine month period ended September 30, 2004 and $97.0 million and $222.4 million for the three month and nine month periods ended September 30, 2003, respectively.

XM Satellite Radio and Other Investments

On January 28, 2004, the Company sold 10,000,000 shares of XM Satellite Radio Holdings, Inc. (“XM Satellite Radio”) common stock for $254.4 million. On March 25, 2004, the Company sold its remaining 9,014,843 shares of XM Satellite Radio common stock for $223.1 million. As a result of these transactions, the Company recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in “Other, net” in the

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Consolidated Statements of Income. In addition, the Company sold other equity investments for $33.0 million and $22.8 million in cash during the nine months ended September 30, 2004 and 2003, respectively, and recorded a pre-tax gain of $9.4 million and $6.4 million in the nine months ended September 30, 2004 and 2003, respectively.

Other

As part of an arrangement with Telesat Canada (“Telesat”), a Canadian telecommunications and broadcast services company, DIRECTV U.S. agreed to provide Telesat the use of the DIRECTV 3 satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV U.S. the use of its 72.5 degrees west longitude (“WL”) orbital location through 2008. As additional consideration for DIRECTV U.S.’s use of 72.5 WL, DIRECTV U.S. also agreed to allow Telesat to use DIRECTV 5 or a similar satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the Federal Communications Commission (“FCC”) in the third quarter of 2004, DIRECTV U.S. transferred DIRECTV 3 to Telesat and relocated DIRECTV 5, which was also an in-orbit spare, to 72.5 WL to provide additional local channels and other programming in the United States. These transactions have been recorded as an exchange of similar productive assets based on the net book values of the assets exchanged. As a result, the Company recorded a $162.6 million 72.5WL orbital license intangible asset, which is equal to the $71.5 million net book value of the DIRECTV 3 satellite transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the DIRECTV 5 satellite over the five year period that Telesat is expected to use the satellite. The 72.5WL orbital license intangible asset will be amortized over the four year contract period, and the deferred lease revenues will be recognized as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

Note 4. Asset Impairment Charge

During the third quarter of 2004, management of the Company determined that an impairment charge related to the assets of the SPACEWAY program was required. The assets involved include two satellites, SPACEWAY 1 and SPACEWAY 2, nearing completion and scheduled for launch in 2005, a third satellite under construction, ground segment equipment and systems and capitalized interest. The SPACEWAY system was designed as a next-generation satellite-based broadband data platform intended to upgrade and expand HNS’ existing broadband data businesses.

The September 2004 decision by the Company to use SPACEWAY 1 and SPACEWAY 2 and certain related ground segment equipment to support DIRECTV U.S.’ DTH broadcast business rather than for their original intended use in HNS’ broadband data business triggered a requirement to test the assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Since the book value of the SPACEWAY system had been supported by the expected cash flows from the SPACEWAY broadband business plan, and management no longer intends to pursue that business plan as originally contemplated, the assets were considered impaired. Further, a majority of the capitalized value of the SPACEWAY assets related to functionality that will not be utilized for the DTH business. The impairment charge was determined by comparing the fair value of the SPACEWAY assets to their book value as of September 30, 2004. The fair value of SPACEWAY 1 and SPACEWAY 2 and certain related ground segment assets was determined based on the fair value of those assets as configured to DIRECTV U.S.’ DTH business. The estimation of fair value of SPACEWAY 1 and 2 and related ground segment equipment included an analysis performed by an independent valuation expert. The fair value of SPACEWAY 3 was determined based on the fair value of several possible utilizations of this satellite still under construction.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Based on the results of this analysis, the Company reduced the capitalized value of the SPACEWAY assets in “Satellites, net” by $1.099 billion to $305 million, and the capitalized value in “Property, net” by about $367 million to $30 million. These reductions were recorded as a $1.466 billion pre-tax “Asset impairment charge” ($903 million after-tax) in the Consolidated Statements of Income during the third quarter of 2004.

Note 5. Inventories

The following table sets forth the amounts recorded for inventories, net, as of the periods presented:

	September 30, 2004	December 31, 2003
	(Dollars in Millions)
Productive material and supplies	$19.9	$64.2
Work in process	61.6	81.1
Finished goods	195.0	158.3

Total	276.5	303.6
Less provision for excess or obsolete inventory	21.3	33.3

Inventories, net	$255.2	$270.3

Note 6. Goodwill and Intangible Assets

As of September 30, 2004 and December 31, 2003, the carrying amounts for goodwill by reporting unit were $3,031.7 million for DIRECTV U.S. and $2.4 million for Network Systems.

The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	September 30, 2004			December 31, 2003
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital License	4	162.6	5.3	157.3	—	—	—
Subscriber Related	2-6	1,556.9	250.2	1,306.7	220.0	198.1	21.9
Dealer Network	12	130.0	41.5	88.5	130.0	34.6	95.4
Distribution Rights	7	337.7	14.8	322.9	—	—	—
Intangible Pension Asset	—	18.8	—	18.8	18.8	—	18.8

Total Intangible Assets		$2,669.0	$342.4	$2,326.6	$831.8	$263.3	$568.5

Amortization expense for intangible assets was $48.8 million and $79.1 million for the three month and nine month periods ended September 30, 2004, respectively, and $18.5 million and $55.5 million for the three month and nine month periods ended September 30, 2003, respectively.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $88.8 million in the remainder of 2004; $351.4 million in 2005; $351.4 million in 2006; $351.4 million in 2007; $337.8 million in 2008; and $394.6 million thereafter.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 7. Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at September 30, 2004	September 30, 2004	December 31, 2003
		(Dollars in Millions)
Short-term borrowings	4.00%-16.00%	$14.0	$10.6
Current portion of long-term debt	3.98%	10.2	215.6

Total short-term borrowings and current portion of long-term debt		$24.2	$226.2

Long-Term Debt

	Interest Rates at September 30, 2004	September 30, 2004	December 31, 2003
		(Dollars in Millions)
Notes payable	8.375%	$1,400.0	$1,400.0
Credit facilities	3.98%	1,011.8	1,225.0
Other debt	6.01%-12.10%	6.9	25.4

Total debt		2,418.7	2,650.4
Less current portion		10.2	215.6

Total long-term debt		$2,408.5	$2,434.8

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

The fair value of DIRECTV U.S.’ senior notes was approximately $1,596.9 million at September 30, 2004 based on quoted market prices.

Credit Facilities.    DIRECTV U.S.’ senior secured credit facilities consist of a Term Loan and a $250.0 million revolving credit facility, which was undrawn at September 30, 2004. DIRECTV U.S. is required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. Borrowings under the Term Loan bore interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%, until it was replaced in September 2004 with a new Term Loan with substantially identical terms except that the interest rate was reduced to LIBOR plus 2.00%. The interest rate may be increased or decreased under certain conditions. The Term Loan matures in 2010 and the revolving credit facility matures in 2008.

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

The Company’s short-term borrowings, notes payable, credit facilities and other borrowings mature as follows: $14.0 million in the remainder of 2004; $11.3 million in 2005; $14.2 million in 2006; $12.0 million in 2007; $252.9 million in 2008; and $2,128.3 million thereafter. However, these amounts do not reflect potential prepayments that may be required under DIRECTV U.S.’ senior secured credit facilities.

Covenants and Restrictions.    The senior secured credit facilities require DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facilities also include covenants that restrict DIRECTV U.S.’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends to the Company or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than DIRECTV U.S.’ current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of DIRECTV U.S.’ assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes) and (xi) make capital expenditures. Should DIRECTV U.S. fail to comply with its covenants, all or a portion of the borrowings under the senior notes and senior secured credit facilities could become immediately payable. At September 30, 2004, DIRECTV U.S. was in compliance with all such covenants.

As of September 30, 2004, restricted cash of $41.9 million was included as part of “Prepaid expenses and other” in the Consolidated Balance Sheets. The $41.9 million was deposited to secure certain letters of credit and obligations of the Company and the Company’s majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

Note 8. Pension and Other Postretirement Benefits

The components of net periodic benefit costs were as follows for the periods indicated:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Components of net periodic benefit costs
Benefits earned during the period	$6.2	$5.8	$18.4	$17.3
Interest accrued on benefits earned in prior periods	9.5	8.9	28.3	26.6
Expected return on assets	(8.7)	(8.1)	(25.9)	(24.3)
Amortization components
Amount resulting from changes in plan provisions	0.6	0.6	1.8	1.7
Net amount resulting from changes in plan experience and actuarial assumptions	1.2	1.1	3.5	3.3

Subtotal	8.8	8.3	26.1	24.6
Other costs
Settlement costs	—	—	14.8	—
Contractual termination benefit costs	—	—	9.4	—

Net periodic benefit costs	$8.8	$8.3	$50.3	$24.6

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Components of net periodic benefit costs
Benefits earned during the period	$0.1	$0.1	$0.2	$0.4
Interest accrued on benefits earned in prior periods	0.2	0.4	0.8	1.4

Net periodic benefit costs	$0.3	$0.5	$1.0	$1.8

The settlement costs and contractual termination benefit costs recognized during the nine months ended September 30, 2004 are attributable to benefits provided to participants of the contributory plan who were terminated as part of headcount reductions following the completion of the News Corporation transactions. See Note 11 for additional information.

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected to contribute approximately $17.5 million and $31.2 million to its qualified and nonqualified pension plans, respectively, in 2004. During the nine months ended September 30, 2004, the Company contributed $17.5 million to its qualified pension plan and $27.3 million to its nonqualified pension plan. Currently, the Company expects to contribute $2.7 million to its nonqualified pension plan in the fourth quarter of 2004 bringing the total nonqualified contributions for the year to approximately $30.0 million.

Note 9. Commitments and Contingencies

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against the Company arising in the ordinary course of business. The Company has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require the Company to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2004. After discussion with counsel representing the Company in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.

On August 27, 2004, the U.S. Bankruptcy Court, District of Maine, entered an order approving among other things, the acquisition transaction with Pegasus described above in Note 3, as well as a Global Settlement Agreement pursuant to which all pending litigation between the DIRECTV U.S., the Company, the NRTC and Pegasus was settled and mutual releases of claims were affected. Pegasus had filed a voluntary petition for Chapter 11 bankruptcy in such court following entry of judgment on May 24, 2004 in favor of DIRECTV U.S. for approximately $63 million in a case arising out of Pegasus’ breach of the parties’ Seamless Marketing Agreement. This judgment was stayed under applicable bankruptcy law, and Pegasus also had filed various claims in the bankruptcy proceeding against DIRECTV U.S., the Company and the NRTC. As part of the purchase price paid by DIRECTV U.S. in the transactions with Pegasus, DIRECTV U.S. received credit for the $63 million judgment. As a result of the settlement and release, all previously pending litigation discussed above between DIRECTV U.S., the Company and Pegasus has been dismissed with prejudice.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On October 18, 2004, Darlene Investments, LLC (“Darlene”) filed suit in the circuit court for Miami-Dade County, Florida, against the Company and certain of its subsidiaries (including DIRECTV Latin America, LLC (“DTVLA”)), News Corporation, and others, or collectively Defendants. The Company and certain of the other defendants have removed this matter to the U.S. District Court for the Southern District of Florida. The suit alleges fraud and violation of fiduciary, contractual and other duties owed Darlene and to DTVLA by one or more of the Defendants. Darlene owns approximately 14.1% of DTVLA and the Company owns the remaining interest.

Among other things, Darlene alleges that one or more of the Defendants engaged in self-dealing for several years, and the proposed transactions announced on October 11, 2004 to reorganize DTVLA’s business through combination and other arrangements with News Corporation and other entities involved in the competing Sky DTH satellite broadcast business in Latin America (“Sky Transactions”) were negotiated in a manner and yielded a result that was unfair to DTVLA and its members. Darlene further alleges that the Company entered into an oral put agreement which would have required DTVLA to acquire Darlene’s interest in DTVLA based on a specific pricing formula and that Darlene was fraudulently induced to release its rights under that put and other rights. Darlene seeks injunctive relief to preclude DTVLA from consummating the Sky Transactions, $1 billion in damages and other relief. As part of the Sky Transaction, the Company has agreed to indemnify News Corporation against certain claims, including claims by Darlene against News Corporation. The Company is assessing Darlene’s claims but believes they are without merit and intends to vigorously defend against these claims.

Satellites

The Company uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers. The Company generally relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on the Company’s ability to provide service. At September 30, 2004, the net book value of satellites that were not insured amounted to $294.8 million.

Other Contingencies

As of September 30, 2004, the Company was contingently liable under standby letters of credit and bonds in the aggregate amount of $34.7 million.

Commitments

At September 30, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellites and real property and aggregated $831.0 million, payable as follows: $64.6 million in the remainder of 2004, $171.1 million in 2005, $111.6 million in 2006, $89.9 million in 2007, $85.4 million in 2008 and $308.4 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expense under operating leases, net of sublease income, was $134.9 million and $132.0 million for the nine months ended September 30, 2004 and 2003, respectively.

The Company has minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, telemetry, tracking and control services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. At September 30, 2004, minimum payments over the terms of applicable contracts are anticipated to be approximately $4,458.6 million, payable as

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

follows: $311.0 million in the remainder of 2004, $1,033.9 million in 2005, $964.9 million in 2006, $1,121.1 million in 2007, $780.1 million in 2008 and $247.6 million thereafter. Excluded from the minimum payments above is a commitment to purchase in excess of $1 billion of set-top receivers from Thomson during the first three years of the contract term based on current set-top receiver prices, as more fully discussed above in Note 3.

Note 10. Related-Party Transactions

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell broadcast programming, advertising, equipment and inventory. Transactions entered into with GM and its affiliates prior to December 23, 2003 were considered related-party transactions. Other related parties include DIRECTV Latin America, LLC’s (“DLA LLC”) Puerto Rican and Venezuelan LOCs prior to their consolidation with the Company on July 1, 2003. As a result of the completion of the News Corporation transactions, beginning on December 23, 2003, News Corporation and its affiliates are considered related parties.

As of September 30, 2004, the Company had the following types of contractual arrangements with related parties: purchase of programming, products and advertising from News Corporation entities; license of certain intellectual property, including patents, from News Corporation entities; purchase of system access products and support services; and sale of advertising space.

The following table summarizes sales and purchase transactions with News Corporation and its affiliates:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Dollars in Millions)
Sales	$2.8	$7.0
Purchases	161.8	343.7

The following table sets forth the amount of assets and liabilities resulting from transactions with related parties:

	September 30, 2004	December 31, 2003
	(Dollars in Millions)
Accounts receivable	$0.2	$0.5
Accounts payable	90.6	75.1

Effective March 1, 2004, NDS Limited (“NDS”), a subsidiary of News Corporation, became the exclusive provider of conditional access products and services, including system access cards, a key component of the access security system in set-top receivers, to DIRECTV U.S. NDS is responsible for developing and periodically replacing system access cards during the term of the agreement.

Note 11. Severance and Retention Costs

As a result of the sale of HNS’ set-top receiver manufacturing business to Thomson in June 2004, HNS restructured its support functions to coincide with the resulting reduction in business operations. As a result, during June 2004, 228 personnel received termination notices and HNS accrued $12.2 million for severance and related costs in “General and administrative expenses” in the Consolidated Statements of Income. During the third quarter of 2004, HNS paid out to employees $11.3 million and accrued an additional $0.5 million of severance cost related to employees who have been asked to continue providing service through the first quarter of 2005. See Note 3 for additional information regarding this transaction.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During the first quarter of 2004, the Company announced the reduction of corporate office headcount by over half as a result of a plan to consolidate corporate and DIRECTV U.S. support functions. There were also additional headcount reductions at DIRECTV U.S. and at DLA LLC. As a result, the Company recorded charges of $6.0 million and $51.4 million during the three month and nine month periods ended September 30, 2004, respectively, in “General and administrative expenses” in the Consolidated Statements of Income. The $51.4 million charge is comprised of $27.2 million in severance costs and $24.2 million of related costs under the Company’s pension benefit plans. DLA LLC expects to record an additional $1.5 million during the remainder of 2004 related to severance benefits to be paid to employees who have been asked to continue providing services for periods ranging from three to twelve months. Substantially all of the severance benefits will be paid during 2004.

As a result of the completion of the News Corporation transactions on December 22, 2003, certain of the Company’s employees are expected to earn about $36.0 million in retention benefits during the twelve month period subsequent to the completion of the transactions. During the three month and nine month periods ended September 30, 2004, the Company recorded an expense of $8.1 million and $28.8 million, respectively, related to these benefits in “General and administrative expenses” in the Consolidated Statements of Income.

Note 12. DLA LLC Reorganization

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

Reorganization (expense) income reported in the Company’s Consolidated Statements of Income was ($0.5) million and ($8.2) million for the quarters ended September 30, 2004 and 2003, respectively, and $42.9 million and ($19.2) million for the nine months ended September 30, 2004 and 2003, respectively. Reorganization income for the nine months ended September 30, 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the reorganization. Cash payments of $3.1 million and $203.9 million were made during the three month and nine month periods ended September 30, 2004, respectively, to settle claims made during the bankruptcy proceedings.

The DLA LLC Second Amended and Restated Limited Liability Company Agreement (the “DLA LLC Agreement”), as amended in February 2004, provides Darlene the right to require the Company to purchase all of Darlene’s equity interests in DLA LLC for $200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that the Company has the right to require Darlene to sell all of its equity interests in DLA LLC to the Company for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if there is a combination of the business or operations of DLA LLC with substantially all of the DTH satellite business or operations of Sky

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement (a “Sky Deal”). For further information, see the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2004. In a lawsuit filed in October 2004 by Darlene against the Company and others, Darlene asserts, among other claims, that it was fraudulently induced to enter into the DLA LLC Agreement and that the Sky Deal is prohibited by the DLA LLC Agreement. For further information, see Item 1, Legal Proceedings in Part II and the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2004.

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

For purposes of calculating EPS, the weighted average number of common shares outstanding is calculated using the number of the Company’s common shares outstanding during the three month and nine month periods ended September 30, 2004 and the number of shares in the GM Class H Dividend Base during the three month and nine month periods ended September 30, 2003. The GM Class H Dividend Base is equal to the number of shares of GM Class H common stock which, if issued and outstanding, would have represented 100% of the tracking stock interest in the earnings of the Company. GM Class H common stock was a “tracking stock” of GM designed to provide holders with financial returns based on the financial performance of the Company. Holders of GM Class H common stock had no direct rights in the equity or assets of the Company, but rather had rights in the equity and assets of GM (which included 100% of the stock of the Company).

The following table sets forth comparative information regarding common shares outstanding based on the number of the Company’s common shares outstanding during the nine months ended September 30, 2004 and the number of shares in the GM Class H Dividend Base during the nine months ended September 30, 2003:

	Nine Months Ended September 30,
	2004	2003
	(Shares in Millions)
Common shares outstanding at January 1	1,383.6	1,381.9
Increase for stock options exercised and other	1.7	1.2

Common shares outstanding at September 30	1,385.3	1,383.1

Weighted average number of common shares outstanding	1,384.6	1,382.2

For the three and nine month periods ended September 30, 2004, options to purchase 89.9 million shares of common stock and 7.8 million restricted stock units were excluded from the calculation of diluted EPS because they were antidilutive. For the three and nine month periods ended September 30, 2003, options to purchase 91.2 million shares of common stock and 3.2 million restricted stock units were excluded from the calculation of diluted EPS because they were antidilutive.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 14. Comprehensive Income (Loss)

Total comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Net loss	$(1,008.6)	$(23.0)	$(1,660.7)	$(52.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3.2)	0.9	6.3	1.6
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains (losses)	2.4	7.8	(2.2)	19.1
Less: reclassification adjustment for net gains recognized during the period	(0.7)	—	(243.8)	—

Other comprehensive income (loss)	(1.5)	8.7	(239.7)	20.7

Total comprehensive loss	$(1,010.1)	$(14.3)	$(1,900.4)	$(31.6)

Note 15. Segment Reporting

The Company’s three business segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S. and DIRECTV Latin America, which are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers, and the Network Systems segment, which is a provider of satellite-based private business networks and broadband Internet access. Eliminations and other includes the corporate office and other entities.

Beginning in the third quarter of 2004, the Company disaggregated the Direct-To-Home Broadcast segment, which included the DIRECTV U.S. and DIRECTV Latin America businesses. The Company now reports the DIRECTV U.S. and DIRECTV Latin America businesses as separate segments as allowed by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Beginning on January 1, 2004, the Company allocates pension and other postretirement benefit expenses to its subsidiaries.

Prior period segment information has been reclassified to conform to the current period presentation.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Selected information for the Company’s operating segments is reported as follows:

	DIRECTV U. S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
September 30, 2004
External Revenues	$2,504.1	$163.4	$194.4	$—	$2,861.9
Intersegment Revenues	2.4	—	0.4	(2.8)	—

Total Revenues	$2,506.5	$163.4	$194.8	$(2.8)	$2,861.9

Operating Profit (Loss)	$2.5	$(18.6)	$(1,495.3)	$(38.1)	$(1,549.5)
Add: Depreciation and amortization expense	142.5	44.1	14.4	(1.4)	199.6

Operating Profit (Loss) Before Depreciation and Amortization(1)	$145.0	$25.5	$(1,480.9)	$(39.5)	$(1,349.9)

September 30, 2003
External Revenues	$1,922.1	$155.4	$301.2	$—	$2,378.7
Intersegment Revenues	10.1	—	37.6	(47.7)	—

Total Revenues	$1,932.2	$155.4	$338.8	$(47.7)	$2,378.7

Operating Profit (Loss)	$112.2	$(73.7)	$(17.6)	$(12.9)	$8.0
Add: Depreciation and amortization expense	122.6	57.1	17.5	(2.9)	194.3

Operating Profit (Loss) Before Depreciation and Amortization(1)	$234.8	$(16.6)	$(0.1)	$(15.8)	$202.3

Nine Months Ended:
September 30, 2004
External Revenues	$6,781.4	$493.2	$723.3	$—	$7,997.9
Intersegment Revenues	22.8	—	152.5	(175.3)	—

Total Revenues	$6,804.2	$493.2	$875.8	$(175.3)	$7,997.9

Operating Profit (Loss)	$87.2	$(65.6)	$(1,546.8)	$(148.8)	$(1,674.0)
Add: Depreciation and amortization expense	378.0	136.7	48.0	(6.0)	556.7

Operating Profit (Loss) Before Depreciation and Amortization(1)	$465.2	$71.1	$(1,498.8)	$(154.8)	$(1,117.3)

September 30, 2003
External Revenues	$5,414.2	$438.7	$749.8	$15.2	$6,617.9
Intersegment Revenues	26.3	—	115.0	(141.3)	—

Total Revenues	$5,440.5	$438.7	$864.8	$(126.1)	$6,617.9

Operating Profit (Loss)	$418.9	$(218.9)	$(100.4)	$(59.9)	$39.7
Add: Depreciation and amortization expense	371.1	151.1	53.3	(9.1)	566.4

Operating Profit (Loss) Before Depreciation and Amortization(1)	$790.0	$(67.8)	$(47.1)	$(69.0)	$606.1

As of September 30, 2004
Segment Assets	$8,454.6	$614.2	$1,196.7	$4,062.2	$14,327.7

As of December 31, 2003
Segment Assets	$7,086.9	$682.9	$2,555.3	$8,652.9	$18,978.0

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), can be calculated by adding amounts under the caption “Depreciation and amortization expense” to “Operating Profit (Loss).” This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. The Company’s management and its Board of Directors use Operating Profit (Loss) Before Depreciation and Amortization to evaluate the operating performance of the Company and its business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets. To compensate for the exclusion of depreciation and amortization expense from operating profit, the Company’s management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

The Company believes this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare the Company’s operating performance to other communications, entertainment and media service providers. The Company believes that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate the Company’s current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization expense. The Company’s management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following represents a reconciliation of operating profit (loss) before depreciation and amortization to reported net loss in the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Operating profit (loss) before depreciation and amortization	$(1,349.9)	$202.3	$(1,117.3)	$606.1
Depreciation and amortization expense	199.6	194.3	556.7	566.4

Operating Profit (Loss)	(1,549.5)	8.0	(1,674.0)	39.7
Interest income	22.6	8.0	33.0	20.5
Interest expense	(26.4)	(35.1)	(70.3)	(123.8)
Reorganization (expense) income	(0.5)	(8.2)	42.9	(19.2)
Other, net	0.7	0.6	397.6	(38.0)

Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	(1,553.1)	(26.7)	(1,270.8)	(120.8)
Income tax benefit	624.3	25.7	497.3	54.0
Minority interests in net (earnings) losses of subsidiaries	3.2	(0.6)	5.5	(1.2)

Loss from continuing operations before cumulative effect of accounting changes	(925.6)	(1.6)	(768.0)	(68.0)
Income (loss) from discontinued operations, net of taxes	(83.0)	43.2	(582.2)	80.3

Income (loss) before cumulative effect of accounting changes	(1,008.6)	41.6	(1,350.2)	12.3
Cumulative effect of accounting changes, net of taxes	—	(64.6)	(310.5)	(64.6)

Net Loss	$(1,008.6)	$(23.0)	$(1,660.7)	$(52.3)

Note 16. Subsequent Event

On October 8, 2004, the Company entered into a series of transactions with each of News Corporation, Liberty Media International, Inc., a Delaware corporation (“Liberty”), Grupo Televisa, S.A., a Mexican corporation (“Televisa”), and Globo Comunicações e Participações S.A., a Brazilian corporation (“Globo”), that provide for the reorganization of the Company’s DTH business in Latin America (the “Sky Transactions”). The Sky Transactions are designed to ensure the long-term success of DIRECTV Latin America, which is approximately 85.9% owned by the Company, and Sky Latin America by consolidating the two DTH platforms into a single platform in each of the major territories served in the region. Total cash consideration for the equity interests in the Sky Latin America platforms is approximately $580 million, of which $398 million was paid in October 2004. The remainder will be paid at the completion of the transactions.

The following is a summary of the Sky Transactions:

Brazil

The Company will acquire News Corporation’s and Liberty’s interest in Sky Brasil, merge DIRECTV’s DTH business in Brazil (“DIRECTV Brasil”) with Sky Brasil, and migrate the DIRECTV Brasil customers to the Sky Brasil platform. Upon completion, which is subject to regulatory approval, the Company and DLA LLC anticipate holding a 72% equity interest in the merged Brazilian business. As of September 30, 2004, DIRECTV Brasil had approximately 439,000 subscribers and Sky Brasil had approximately 829,000 subscribers.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (concluded)

Mexico

The Company will acquire the interest of News Corporation and jointly with Televisa, the interest of Liberty in Sky Mexico. In addition, DLA LLC’s affiliate, Grupo Galaxy Mexicana S. de R.L. de C.V. (“DIRECTV Mexico”), will close its operations and sell its subscriber list to Sky Mexico in exchange for notes which DLA LLC will have a right to exchange for an additional ownership interest in Sky Mexico. In connection with the shut-down of DIRECTV Mexico, DIRECTV customers in Mexico will be offered the opportunity to migrate to Sky Mexico. The Company and DLA LLC will hold approximately 43% of the equity interests in the Sky Mexico platform upon completion of these transactions. The Company’s investment in Sky Mexico will be accounted for under the equity method of accounting. As of September 30, 2004, DIRECTV Mexico had approximately 254,000 subscribers and Sky Mexico had approximately 942,000 subscribers.

Pan Americana

On October 8, 2004, the Company agreed to acquire 100% of the interests of Globo, Televisa, News Corporation and Liberty in Sky Multi-Country Partners (“Sky Partners”) (excluding DTH Techco Partners, Inc. (“Techco”) in which Televisa retained its 30% interest), which has DTH platforms in Colombia and Chile. The operations of Sky Partners will be combined with the DIRECTV operations in Latin America and the Caribbean, other than Brazil and Mexico, to create the PanAmericana platform. Sky customers in Colombia and Chile will migrate to the DIRECTV Latin America platform. The Company will begin consolidating the operations of the acquired entities of Sky Partners in the fourth quarter of 2004. As of September 30, 2004, Sky Colombia and Sky Chile had approximately 90,000 subscribers.

In the fourth quarter of 2004, the Company will begin an evaluation of the acquired assets and liabilities for purposes of determining their fair value and purchase accounting. The Company will also finalize transition and shut-down plans which may result in the write-down of certain assets and charges for severance in the fourth quarter of 2004.

On October 18, 2004 Darlene filed suit against the Company, News Corporation, DLA LLC and others alleging fraud and violation of fiduciary, contractual and other duties as a result of the announced Sky Transactions. See Item 1, Legal Proceedings in Part II for further information.

* * *

THE DIRECTV GROUP, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions, Except Per Share Amounts)

Revenues	$2,861.9	$2,378.7	$7,997.9	$6,617.9

Operating Costs and Expenses, Exclusive of Depreciation and Amortization Expense Shown Separately Below
Broadcast programming and other costs of sale	1,218.8	1,109.4	3,464.1	3,108.2
Subscriber service expenses	213.7	169.7	548.9	487.7
Subscriber acquisition costs:
Third party customer acquisitions	540.0	380.2	1,450.5	1,019.9
Direct customer acquisitions	183.9	111.9	499.7	249.2
Upgrade and retention costs	261.3	125.5	668.2	258.1
Broadcast operations expenses	48.1	43.2	143.9	146.0
General and administrative expenses	279.9	236.5	873.8	742.7
Asset impairment charge	1,466.1	—	1,466.1	—
Depreciation and amortization expense	199.6	194.3	556.7	566.4

Total Operating Costs and Expenses	4,411.4	2,370.7	9,671.9	6,578.2

Operating Profit (Loss)	(1,549.5)	8.0	(1,674.0)	39.7
Other income (expense)	(3.6)	(34.7)	403.2	(160.5)
Income tax benefit	624.3	25.7	497.3	54.0
Minority interests in net (earnings) losses of subsidiaries	3.2	(0.6)	5.5	(1.2)

Loss from continuing operations before cumulative effect of accounting changes	(925.6)	(1.6)	(768.0)	(68.0)
Income (loss) from discontinued operations, net of taxes	(83.0)	43.2	(582.2)	80.3

Income (loss) before cumulative effect of accounting changes	(1,008.6)	41.6	(1,350.2)	12.3
Cumulative effect of accounting changes, net of taxes	—	(64.6)	(310.5)	(64.6)

Net Loss	$(1,008.6)	$(23.0)	$(1,660.7)	$(52.3)

Basic and Diluted Earnings (Loss) Per Common Share:
Loss from continuing operations before cumulative effect of accounting changes	$(0.67)	$—	$(0.56)	$(0.05)
Income (loss) from discontinued operations, net of taxes	(0.06)	0.03	(0.42)	0.06
Cumulative effect of accounting changes, net of taxes	—	(0.05)	(0.22)	(0.05)

Net Loss	$(0.73)	$(0.02)	$(1.20)	$(0.04)

Weighted average number of common shares outstanding (in millions)-Basic and Diluted	1,385.1	1,382.8	1,384.6	1,382.2

	September 30, 2004	December 31, 2003
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,308.7	$1,720.1
Total current assets	5,030.7	10,356.2
Total assets	14,327.7	18,978.0
Total current liabilities	2,546.8	5,839.9
Long-term debt	2,408.5	2,434.8
Total stockholders’ equity	7,768.6	9,631.1

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SUMMARY DATA — (continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions)
Other Data:
Operating Profit (Loss)	$(1,549.5)	$8.0	$(1,674.0)	$39.7
Add: Depreciation and amortization expense	199.6	194.3	556.7	566.4

Operating Profit (Loss) Before Depreciation and Amortization(1)	$(1,349.9)	$202.3	$(1,117.3)	$606.1

Operating Profit Margin	N/A	0.3%	N/A	0.6%
Operating Profit Before Depreciation and Amortization Margin(1)	N/A	8.5%	N/A	9.2%
Capital expenditures	$326.3	$85.9	$763.7	$388.2
Cash flows from operating activities	—	—	92.1	574.6
Cash flows from investing activities	—	—	1,695.1	(435.7)
Cash flows from financing activities	—	—	(198.6)	2,072.7
Cash used in discontinued operations	—	—	—	(428.1)

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption “Depreciation and amortization expense” to “Operating Profit (Loss).” This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use Operating Profit (Loss) Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected Operating Profit (Loss) Before Depreciation and Amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization expense. Our management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

Operating Profit Before Depreciation and Amortization Margin is calculated by dividing Operating Profit Before Depreciation and Amortization by total revenues.

THE DIRECTV GROUP, INC.

SUMMARY DATA — (concluded)

(Unaudited)

Selected Segment Data

	DIRECTV U. S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
September 30, 2004
Total Revenues	$2,506.5	$163.4	$194.8	$(2.8)	$2,861.9
% of Total Revenue	87.6%	5.7%	6.8%	(0.1)%	100%
Operating Profit (Loss)	$2.5	$(18.6)	$(1,495.3)	$(38.1)	$(1,549.5)
Add: Depreciation and amortization expense	142.5	44.1	14.4	(1.4)	199.6

Operating Profit (Loss) Before Depreciation and Amortization	$145.0	$25.5	$(1,480.9)	$(39.5)	$(1,349.9)

Operating Profit Margin	0.1%	N/A	N/A	N/A	N/A
Operating Profit Before Depreciation and Amortization Margin	5.8%	15.6%	N/A	N/A	N/A
Capital Expenditures	$229.4	$22.8	$19.7	$54.4	$326.3

September 30, 2003
Total Revenues	$1,932.2	$155.4	$338.8	$(47.7)	$2,378.7
% of Total Revenue	81.2%	6.5%	14.2%	(1.9)%	100%
Operating Profit (Loss)	$112.2	$(73.7)	$(17.6)	$(12.9)	$8.0
Add: Depreciation and amortization expense	122.6	57.1	17.5	(2.9)	194.3

Operating Profit (Loss) Before Depreciation and Amortization	$234.8	$(16.6)	$(0.1)	$(15.8)	$202.3

Operating Profit Margin	5.8%	N/A	N/A	N/A	0.3%
Operating Profit Before Depreciation and Amortization Margin	12.2%	N/A	N/A	N/A	8.5%
Capital Expenditures	$65.9	$13.7	$(19.5)	$25.8	$85.9

Nine Months Ended:
September 30, 2004
Total Revenues	$6,804.2	$493.2	$875.8	$(175.3)	$7,997.9
% of Total Revenue	85.1%	6.2%	11.0%	(2.3)%	100%
Operating Profit (Loss)	$87.2	$(65.6)	$(1,546.8)	$(148.8)	$(1,674.0)
Add: Depreciation and amortization expense	378.0	136.7	48.0	(6.0)	556.7

Operating Profit (Loss) Before Depreciation and Amortization	$465.2	$71.1	$(1,498.8)	$(154.8)	$(1,117.3)

Operating Profit Margin	1.3%	N/A	N/A	N/A	N/A
Operating Profit Before Depreciation and Amortization Margin	6.8%	14.4%	N/A	N/A	N/A
Capital Expenditures	$508.6	$60.0	$82.6	$112.5	$763.7

September 30, 2003
Total Revenues	$5,440.5	$438.7	$864.8	$(126.1)	$6,617.9
% of Total Revenue	82.2%	6.6%	13.1%	(1.9)%	100%
Operating Profit (Loss)	$418.9	$(218.9)	$(100.4)	$(59.9)	$39.7
Add: Depreciation and amortization expense	371.1	151.1	53.3	(9.1)	566.4

Operating Profit (Loss) Before Depreciation and Amortization	$790.0	$(67.8)	$(47.1)	$(69.0)	$606.1

Operating Profit Margin	7.7%	N/A	N/A	N/A	0.6%
Operating Profit Before Depreciation and Amortization Margin	14.5%	N/A	N/A	N/A	9.2%
Capital Expenditures	$176.0	$42.4	$87.6	$82.2	$388.2

THE DIRECTV GROUP, INC.

The following management’s discussion and analysis should be read in conjunction with our revised management’s discussion and analysis of financial condition and results of operations for the three years ended December 31, 2003 included in our Current Report on Form 8-K filed with the SEC on June 3, 2004, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 filed with the SEC on May 6, 2004 and August 10, 2004, respectively, and all of our other filings, including other Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “foresee,” “project” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, but are not limited to: economic conditions; product demand and market acceptance; ability to simplify aspects of our business model; improve customer service; create new and desirable programming content and interactive features; achieve anticipated economies of scale; government action; local political or economic developments in or affecting countries where we have operations, including political, economic and social uncertainties in many Latin American countries in which DIRECTV Latin America, LLC and its subsidiaries operate; foreign currency exchange rates; ability to obtain export licenses; competition; the outcome of legal proceedings; ability to achieve cost reductions; ability to timely perform material contracts; ability to renew programming contracts under favorable terms; technological risk; limitations on access to distribution channels; the success and timeliness of satellite launches; in-orbit performance of satellites; loss of uninsured satellites; ability of customers to obtain financing; uncertainties resulting from acquisitions, strategic partnerships and divestitures; whether the DIRECTV Latin America Sky Transactions are completed; and our ability to access capital to maintain our financial flexibility.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

We are a world-leading provider of digital television entertainment and broadband satellite networks and services. Our three business segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S. and DIRECTV Latin America, each of which are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers, and the Network Systems segment, which is a provider of satellite-based private business networks and broadband Internet access. Eliminations and other includes the corporate office and other entities. Our principal operations are carried out through the following three segments:

DIRECTV U.S. Segment

The DIRECTV U.S. segment consists of the DIRECTV digital multi-channel entertainment businesses located in the United States. DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., launched its DTH service in 1994. DIRECTV U.S. is the largest provider of direct broadcast satellite television services and the second largest multi-channel video programming distribution provider in the U.S., in each case based on the number of subscribers. As of September 30, 2004, DIRECTV U.S. had approximately 13.5 million subscribers.

THE DIRECTV GROUP, INC.

DIRECTV Latin America Segment

DIRECTV Latin America, or DLA, is a provider of digital DTH satellite television entertainment in Latin America, which includes South America, Central America, Mexico and the Caribbean. When we refer to DLA, we are referring to a group of companies that combine to provide the DIRECTV® service throughout Latin America. The most significant companies include DIRECTV Latin America, LLC, or DLA LLC, which was approximately 85.9% owned by us as of September 30, 2004, as well as the consolidated local operating companies, or LOCs, selling the DIRECTV service to subscribers in Latin America. DLA provides a wide selection of high-quality, local and international programming under the DIRECTV brand to approximately 1.6 million subscribers in 28 countries through wholly-owned, partially owned and unrelated LOCs located in the various countries. Approximately 91% of the DLA subscribers are in Brazil, Mexico, Venezuela, Argentina and Puerto Rico and receive their service from consolidated LOCs. On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in order to address its financial and operational challenges. In February 2004, DLA LLC announced the confirmation of its Plan of Reorganization by the U.S. Bankruptcy Court and its emergence from Chapter 11. See Note 12 to the Consolidated Financial Statements in Item 1 of Part I for further information.

Network Systems Segment

Hughes Network Systems, Inc., or HNS, our wholly-owned subsidiary, constitutes our Network Systems segment. HNS is a leader in the global market for very small aperture terminal, or VSAT, private business networks with more than 500,000 terminals shipped or ordered. HNS operates a satellite-based consumer broadband Internet access service marketed under the DIRECWAY brand. Until June 2004, HNS was one of the two largest manufacturers of DIRECTV® set-top receivers. See “Strategic Developments” below regarding the sale of HNS’ set-top receiver manufacturing business.

News Corporation Transactions

On December 22, 2003, we, GM, and News Corporation completed a series of transactions that resulted in our split-off from GM and the simultaneous sale of GM’s 19.8% interest in us to News Corporation. GM split us off by distributing our common stock to the holders of the GM Class H common stock in exchange for their GM Class H common shares on a one-for-one basis. We paid to GM a special cash dividend of $275.0 million in connection with the transactions. Immediately after the split-off, News Corporation acquired an additional 14.2% of our outstanding common stock from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of our outstanding common stock. Upon completing these transactions, News Corporation transferred its 34% interest in us to its 82% owned subsidiary, Fox Entertainment Group, Inc.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Strategic Developments

In February 2004, we announced our intent to focus on the DTH satellite businesses. During 2004, we have announced or completed the following actions in support of this strategy:

Acquisitions

•	On June 2, 2004, DIRECTV U.S. and the NRTC announced an agreement, effective June 1, 2004, to end the NRTC’s exclusive DIRECTV service distribution agreement to certain rural territories in the United States and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis. As a result of this agreement, DIRECTV U.S. now has the rights to sell its services in all territories across the United States.

THE DIRECTV GROUP, INC.

•	During the third quarter of 2004, DIRECTV U.S. completed the acquisition of 357,000 NRTC subscribers from NRTC members other than Pegasus for cash payments, including transaction fees, of $387.4 million, plus interest. $187.2 million was paid in the third quarter of 2004 and the remainder will be made in monthly payments through 2011.

•	On August 27, 2004, DIRECTV U.S. acquired certain assets of Pegasus, including approximately 1.1 million DIRECTV subscribers activated through Pegasus. DIRECTV U.S. paid $768.4 million in cash, which is the $988.5 million total purchase price net of amounts owed by Pegasus for programming and other services, and the May 2004 $63 million judgment in favor of DIRECTV U.S.

•	On October 8, 2004, we entered into a series of transactions with each of News Corporation, Liberty, Televisa and Globo that provide for the reorganization of DIRECTV’s DTH business in Latin America, or the Sky Transactions. As of September 30, 2004, the Sky Latin America businesses had 1.9 million total subscribers. Total cash consideration for the equity interests in the Sky Latin America platforms is approximately $580 million, of which $398 million was paid in October 2004. The remainder will be paid at the completion of the transactions.

Divestitures

•	During the first quarter of 2004, we sold our investment in XM Satellite Radio common stock for $477.5 million.

•	On June 22, 2004, we completed the sale of HNS’ set-top receiver manufacturing business to Thomson for $250 million in cash. In connection with the sale, DIRECTV U.S. entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of the HNS assets sold of approximately $200 million has been deferred and will be recognized as set-top receivers purchased from Thomson under the contract are activated.

•	On August 20, 2004, we completed the sale of our approximately 80.4% interest in PanAmSat to an affiliate of KKR for about $2.64 billion in cash. Because of a permanent failure that PanAmSat’s Galaxy 10R satellite experienced on August 3, 2004, the original purchase price of about $2.84 billion was reduced by $200 million pursuant to an agreement reached with KKR on August 12, 2004. As a result, we recorded a $723.7 million loss on the sale of PanAmSat, net of taxes, during the nine months ended September 30, 2004.

•	HNS completed the sale of its approximately 55% ownership interest in HSS to Flextronics for $226.5 million in cash. We received $226.5 million on June 11, 2004 and recognized an after-tax gain of approximately $90.7 million ($176.1 million pre-tax) in the third quarter of 2004 upon completion of all substantive requirements and transfer of control.

The financial results for PanAmSat, which formerly comprised our Satellite Services segment, and HSS, which formerly was a component of the Network Systems segment, are presented in the Consolidated Statements of Income as discontinued operations.

Asset Impairment

•	In the third quarter of 2004, we decided to utilize the SPACEWAY 1 and SPACEWAY 2 satellites along with certain related ground segment equipment for DIRECTV U.S. high definition programming. This decision to no longer use these assets for the SPACEWAY broadband service triggered an impairment test of our investment in the SPACEWAY assets. As a result of this test, we determined that the fair value of the SPACEWAY satellites and ground segment equipment for their alternative use exceeded their book value by $1.466 billion. Accordingly, we recorded a charge in “Asset impairment charge” in the Consolidated Statements of Income in the third quarter of 2004.

THE DIRECTV GROUP, INC.

For additional information regarding the actions described above, see Part I, Item 1, Note 3: Acquisitions, Divestitures and Other Transactions, Note 4: Asset Impairment Charge and Note 16: Subsequent Event of this Form 10-Q, which is incorporated herein by referenced.

In addition to these transactions, we continue to consider strategic alternatives with regard to the remaining operations and assets of HNS, primarily the assets related to the VSAT business.

Other Developments

In addition to the items described above, the following events had a significant effect on the comparability of our operating results for the three month and nine month periods ended September 30, 2004 and 2003:

DIRECTV U.S.

Effective January 1, 2004, DIRECTV U.S. changed its method of accounting for subscriber acquisition, upgrade and retention costs. Previously, a portion of these costs were deferred, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. DIRECTV U.S. now expenses all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. See “Accounting Changes” in Note 2 in Item 1 of Part I of the Form 10-Q for additional information.

DIRECTV Latin America

In February 2004, DLA LLC announced the confirmation of its Plan of Reorganization by the U.S. Bankruptcy Court and its emergence from Chapter 11. Reorganization (expense) income reported in our Consolidated Statements of Income was ($0.5) million and ($8.2) million for the three months ended September 30, 2004 and 2003, respectively, and $42.9 million and ($19.2) million for the nine months ended September 30, 2004 and 2003, respectively. Reorganization income for the nine months ended September 30, 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the reorganization.

On July 1, 2003, as more fully discussed in Note 2 in Item 1 of Part I of this Form 10-Q, DLA began consolidating the Venezuelan and Puerto Rican LOCs with the adoption of FIN 46. Prior to July 1, 2003, DLA accounted for its investments in the Venezuelan and Puerto Rican LOCs under the equity method of accounting and reflected approximately 75.0% of their net income or loss in “Other, net” in the Consolidated Statements of Income.

DLA’s 2003 operating results were adversely affected by the economic and political instability throughout Latin America. In particular, revenues and operating profit were significantly affected by a decrease in net subscribers and the ongoing depreciation of certain local currencies.

Network Systems

As part of HNS’ sale of its set-top receiver manufacturing business in June 2004, HNS restructured its support functions to coincide with the resulting reduction in business operations. As a result, during June 2004, 228 personnel received termination notices and HNS accrued $12.2 million for severance and related costs. During the third quarter of 2004, HNS paid out to employees $11.3 million and accrued an additional $0.5 million of severance costs related to employees who have been asked to continue providing service through the first quarter of 2005. See “Strategic Developments—Divestitures” above for more information regarding this transaction.

THE DIRECTV GROUP, INC.

Other

On June 2, 2004, we obtained shareholder approval for The DIRECTV Group, Inc. 2004 Stock Plan. During June 2004, we granted restricted stock units and stock options, as contemplated by the approved plan. The stock options were granted to our CEO to replace stock options that were cancelled by News Corporation, his former employer. During the three months and nine months ended September 30, 2004, we recognized $10.0 million and $52.2 million, respectively, of stock-based compensation expense, which includes the cost related to restricted stock units, the cost of replacement options granted to our CEO, and the cost associated with former employees of News Corporation who became our employees and retained their News Corporation stock options.

During the first quarter of 2004, we announced the reduction of corporate office headcount by over half as a result of a plan to consolidate corporate and DIRECTV U.S. support functions. There were also additional headcount reductions at DIRECTV U.S. and at DLA LLC. As a result, we recorded charges of $6.0 million and $51.4 million during the three month and nine month periods ended September 30, 2004, respectively, in “General and administrative expenses” in the Consolidated Statements of Income. The $51.4 million charge is comprised of $27.2 million in severance costs and $24.2 million of related costs under our pension benefit plans. DLA LLC expects to record an additional $1.5 million during the remainder of 2004 related to severance benefits to be paid to employees who have been asked to continue providing services for periods ranging from three to twelve months. Substantially all of the severance benefits will be paid during 2004.

As a result of the completion of the News Corporation transactions on December 22, 2003, certain of our employees are expected to earn about $36.0 million in retention benefits during the 12 month period subsequent to the completion of the transactions. During the three month and nine month periods ended September 30, 2004, we recorded an expense of $8.1 million and $28.8 million, respectively, related to these benefits in “General and administrative expenses” in the Consolidated Statements of Income.

Reporting Changes

Beginning in the third quarter of 2004, we disaggregated the Direct-To-Home Broadcast segment, which included the DIRECTV U.S. and DIRECTV Latin America businesses. We now report the DIRECTV U.S. and DIRECTV Latin America businesses as separate segments as allowed by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Also in the third quarter of 2004, we changed the categories of operating costs and expenses included in the Consolidated Statements of Income to a presentation that adds clarity and ease of understanding of the results of operations of our DTH businesses. The new operating cost and expense categories are as follows:

Broadcast Programming and Other Costs of Sale.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of DIRECTV-The Guide, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums paid to a third party, production costs for on-air advertisements sold to third parties and costs of other service and equipment sales.

Subscriber Service Expenses.    Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

Subscriber Acquisition Costs—Third Party Customer Acquisitions.    These costs represent direct costs we incur to acquire new DIRECTV subscribers through third parties, which include authorized DIRECTV retailers and dealers. These costs consist of third party commissions, print and television advertising and manufacturer subsidies we incur for receiving equipment, if any.

Subscriber Acquisition Costs—Direct Customer Acquisitions.    These costs consist primarily of hardware, installation, advertising, marketing and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

THE DIRECTV GROUP, INC.

Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include our DVR (digital video recorder), hi-definition (HD) and local channel upgrade programs, our multiple set-top receiver offer and similar initiatives. Retention costs include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence.

Broadcast Operations Expenses.    These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of the DIRECTV signal.

General and Administrative Expenses.    General and administrative expenses include departmental costs for legal, administrative services, finance, our in-house marketing department and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets.

In addition to the changes above, beginning on January 1, 2004, we allocate pension and other postretirement benefit expenses to our subsidiaries. Prior period financial statements and segment information have been reclassified to conform to the current period presentation.

SATELLITE DEVELOPMENTS

In the third quarter of 2004, DIRECTV U.S. announced a plan for five new satellites. DIRECTV U.S. plans to launch SPACEWAY 1 and SPACEWAY 2 by the middle of 2005. DIRECTV U.S. also plans to launch DIRECTV 10 and DIRECTV 11 in early 2007. These satellites will provide DIRECTV U.S. with an increase in local and national high-definition channels, as well as capacity for new interactive and enhanced services and standard-definition programming. In addition, a fifth satellite will also be built and will serve as a ground spare.

During the third quarter of 2004, DIRECTV U.S. transferred DIRECTV 3 to Telesat and relocated DIRECTV 5 to 72.5 WL. See Note 3 in Item 1 of Part I of this Form 10-Q for further discussion of the Telesat transaction.

RESULTS OF OPERATIONS

Executive Outlook

DIRECTV U.S. has attained greater than expected gross subscriber additions during the first nine months of 2004, which has led to increased total subscriber acquisition costs and lower cash flows (we define cash flows as net cash provided by (used in) operating activities plus cash provided by (used in) in investing activities). DIRECTV U.S.’ greater than expected subscriber growth has resulted from DIRECTV U.S.’ decision to take advantage of the continued strong demand for the DIRECTV service. Total subscriber acquisition costs are now expected to be higher as a percentage of revenues in 2004 than in 2003.

Because DIRECTV U.S. has experienced strong subscriber growth, DIRECTV U.S. believes its main competitor, the cable industry, will increase competition and therefore its higher churn and upgrade and retention costs experienced in the third quarter of 2004 may continue.

Due to DIRECTV U.S.’ continued strong gross subscriber additions and higher retention costs, DIRECTV U.S.’ operating costs as a percentage of revenues for 2004 are also now expected to be higher than 2003.

Due to DIRECTV U.S.’ plan to increase their number of satellites, as discussed above, we expect our capital expenditures to increase.

THE DIRECTV GROUP, INC.

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

Consolidated Results of Operations

Revenues.    The following table presents our revenues by segment:

	Three Months Ended September 30,		Change
Revenues By Segment:	2004	2003	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,506.5	$1,932.2	$574.3	29.7%
DIRECTV Latin America	163.4	155.4	8.0	5.1%
Network Systems	194.8	338.8	(144.0)	(42.5)%
Eliminations and Other	(2.8)	(47.7)	44.9	94.1%

Total Revenues	$2,861.9	$2,378.7	$483.2	20.3%

The increase in our total revenues was primarily due to the $574.3 million increase in revenues at the DIRECTV U.S. segment, resulting primarily from a larger subscriber base and higher ARPU, partially offset by the $144.0 million decrease in revenues at the Network Systems segment, resulting primarily from the sale of the set-top receiver manufacturing business in June 2004.

Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

	Three Months Ended September 30,		Change
Operating Costs and Expenses By Segment:	2004	2003	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,504.0	$1,820.0	$684.0	37.6%
DIRECTV Latin America	182.0	229.1	(47.1)	(20.6)%
Network Systems	1,690.1	356.4	1,333.7	374.2%
Eliminations and Other	35.3	(34.8)	70.1	—%

Total Operating Costs and Expenses	$4,411.4	$2,370.7	$2,040.7	86.1%

The increase in our total operating costs and expenses was primarily due to the $1,333.7 million increase at the Network Systems segment primarily due to the $1.466 billion asset impairment charge related to Spaceway discussed more fully above in “Strategic Developments” and the $684.0 million increase at the DIRECTV U.S. segment primarily related to higher costs for programming, subscriber service expenses, subscriber acquisitions, customer upgrade and retention initiatives, and higher general and administrative expenses discussed more fully below.

Interest Income and Expense.    Interest income increased to $22.6 million for the third quarter of 2004 compared to $8.0 million for the same period of 2003. Interest expense decreased to $26.4 million for the third quarter of 2004 from $35.1 million for the third quarter of 2003. The increase in interest income is due to an increase in average cash balances and the $11.2 million in interest income received as part of the judgment against Pegasus. The decrease in interest expense resulted primarily from lower interest on our credit facility resulting from a reduced interest rate and lower outstanding borrowings. Interest expense is net of capitalized interest of $32.5 million and $29.5 million in the three months ended September 30, 2004 and 2003, respectively.

Reorganization Expense.    Reorganization expense was $0.5 million for the third quarter of 2004 compared to reorganization expense of $8.2 million for the third quarter of 2003. Reorganization expense includes legal and consulting costs related to the DLA LLC reorganization. See Note 12 to the Consolidated Financial Statements in Item 1 of Part I for further information.

THE DIRECTV GROUP, INC.

Other, Net.    Other, net increased to income of $0.7 million for the third quarter of 2004 from income of $0.6 million for the third quarter of 2003. The significant components of “Other, net” were as follows:

	Three Months Ended September 30,		Change
	2004	2003
	(Dollars in Millions)
Net gain from sale of investments	$1.1	$1.7	$(0.6)
Equity losses from unconsolidated affiliates	—	$(17.5)	17.5
Net unrealized gain on investments	—	16.4	(16.4)
Other	(0.4)	—	(0.4)

Total	$0.7	$0.6	$0.1

Equity losses from unconsolidated affiliates of $17.5 million in the third quarter of 2003 is primarily related to our investment in XM Satellite Radio common stock.

Net unrealized gain on investments in the third quarter of 2003 includes a $14.2 million gain resulting from an increase in the fair market value of an investment in an XM Satellite Radio convertible note.

Income Tax Benefit.    We recognized an income tax benefit of $624.3 million for the third quarter of 2004 compared to an income tax benefit of $25.7 million for the third quarter of 2003. The increase in income tax benefit is primarily attributable to the asset impairment charge related to Spaceway discussed above.

Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, is as follows:

	Three Months Ended September 30,		Change
	2004	2003
	(Dollars in Millions)
Income from discontinued operations, net of taxes	$30.0	$43.1	$(13.1)
Loss on sale of discontinued operations, net of taxes	(113.0)	0.1	(113.1)

Income (loss) from discontinued operations, net of taxes	$(83.0)	$43.2	$(126.2)

The increase in loss on the sale of discontinued operations, net of taxes, in the third quarter of 2004 is due to the additional $203.7 million loss on the sale of our approximately 80.4% interest in PanAmSat resulting primarily from the reduced sales price discussed above, partially offset by the $90.7 million gain on HNS’ sale of its approximately 55% interest in HSS. Discontinued operations are more fully discussed above in “Strategic Developments.”

Cumulative Effect of Accounting Change.    The $64.6 million in cumulative effect of accounting change, net of taxes, in the third quarter of 2003 was due to our adoption of FIN 46 on July 1, 2003, resulting in the consolidation of the Venezuelan and Puerto Rican LOCs.

DIRECTV U.S. Segment

Description of Key Terminology of the DIRECTV U.S. Segment

SAC.    DIRECTV U.S. calculates SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period (the sum of subscriber acquisition

THE DIRECTV GROUP, INC.

costs reported for third party customer acquisitions and direct customer acquisitions) by the number of gross new owned and operated subscribers acquired during the period, including the 76,000 subscribers that we acquired in the NRTC and Pegasus territories during the third quarter of 2004.

Average Monthly Revenue Per Subscriber.    DIRECTV U.S. calculates ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period.

Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of DIRECTV subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected DIRECTV owned and operated subscribers for the period (total subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period.

Subscriber Count.    The total number of DIRECTV subscribers includes DIRECTV owned and operated subscribers and customers of the NRTC’s members and affiliates who subscribe to the DIRECTV service. DIRECTV subscribers include only those subscribers who are actively subscribing to the DIRECTV service, including seasonal subscribers and subscribers who are in the process of relocating. As a result of the NRTC and Pegasus transactions described above in “Strategic Developments,” as of September 30, 2004, DIRECTV owned and operated subscribers include the former customers of the NRTC’s members and affiliates.

Average DIRECTV Owned and Operated Subscribers.    DIRECTV U.S. calculates average DIRECTV owned and operated subscribers for the year and the period by adding the number of DIRECTV owned and operated subscribers as of the beginning of the year and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. DIRECTV U.S. calculates average subscribers for the quarter by adding the beginning and ending DIRECTV owned and operated subscribers for the quarter and dividing by two. Average DIRECTV owned and operated subscribers used in calculating ARPU include the subscribers in the former NRTC and Pegasus territories using a daily weighted average from the dates DIRECTV U.S. acquired the subscribers through September 30, 2004. DIRECTV U.S. calculates average monthly disconnected DIRECTV owned and operated subscribers and average DIRECTV owned and operated subscribers on a consistent basis with prior periods and therefore exclude subscribers in the former NRTC and Pegasus territories.

THE DIRECTV GROUP, INC.

The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended September 30,		Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues	$2,506.5	$1,932.2	$574.3	29.7%

Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below:
Broadcast programming and other costs of sale	985.6	773.3	212.3	27.5%
Subscriber service expenses	208.0	159.3	48.7	30.6%
Subscriber acquisition costs:
Third party customer acquisitions	529.5	366.4	163.1	44.5%
Direct customer acquisitions	182.1	111.9	70.2	62.7%
Upgrade and retention costs	260.2	123.2	137.0	111.2%
Broadcast operations expenses	33.2	26.8	6.4	23.9%
General and administrative expenses	162.9	136.5	26.4	19.3%
Depreciation and amortization expense	142.5	122.6	19.9	16.2%

Total Operating Costs and Expenses	2,504.0	1,820.0	684.0	37.6%

Operating Profit	$2.5	$112.2	$(109.7)	(97.8)%

Other Data:
Operating Profit Before Depreciation & Amortization	$145.0	$234.8	$(89.8)	(38.2)%

Owned and operated subscribers (000’s)	13,496	10,275	3,221	31.3%
NRTC subscribers (000’s)	—	1,577	(1,577)	(100.0)%

Total number of subscribers (000’s)	13,496	11,852	1,644	13.9%

ARPU	$66.46	$63.69	$2.77	4.3%
Average monthly subscriber churn %	1.67%	1.60%	—	4.4%
Average subscriber acquisition costs—per subscriber (SAC)	$617	$590	$27	4.6%

Subscribers.    DIRECTV U.S. had approximately 13.5 million owned and operated subscribers at September 30, 2004 compared to 10.3 million owned and operated subscribers at September 30, 2003. DIRECTV U.S.’ owned and operated subscribers at September 30, 2004 include 1.4 million subscribers from the former NRTC and Pegasus territories that DIRECTV U.S. acquired in the third quarter of 2004. Excluding the subscribers from the former NRTC and Pegasus territories, during the three months ended September 30, 2004, DIRECTV U.S. added a record 1.1 million gross new owned and operated subscribers, an increase of 33% over the same period in the prior year, due to a higher number of subscribers acquired in local channel markets, more attractive consumer promotions and an improved, more diverse distribution network. After accounting for churn, DIRECTV U.S. added 484,000 net new owned and operated subscribers, excluding subscribers from the former NRTC and Pegasus territories, which was an increase of 49% over the third quarter of 2003.

DIRECTV U.S.’ average monthly subscriber churn increased to 1.67% in the third quarter of 2004 compared to its average monthly subscriber churn of 1.60% in third quarter of 2003 due to a combination of factors including a more attractive marketplace and higher involuntary churn mostly related to the substantive increase in gross subscriber additions over the past several quarters.

Revenues.    The $574.3 million increase in revenues to $2,506.5 million resulted from the new subscribers added since September 30, 2003, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 4.3% increase in ARPU to $66.46 resulted primarily from a March 2004 price increase on certain programming packages, higher mirroring fees from an

THE DIRECTV GROUP, INC.

increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels. These increases were partially offset by the lower ARPU related to the acquired the Pegasus and NRTC subscribers.

Total Operating Costs and Expenses.    The $684.0 million increase in total operating costs and expenses to $2,504.0 million resulted primarily from higher costs for programming, subscriber acquisitions and customer upgrade and retention initiatives.

DIRECTV U.S.’ higher programming costs resulted mostly from their increased number of subscribers, including those subscribers acquired through the NRTC and Pegasus transactions and annual program supplier rate increases.

Higher gross subscriber additions, including 76,000 new subscribers that DIRECTV U.S. acquired in the former NRTC and Pegasus territories during the third quarter of 2004, and the increase in SAC per subscriber primarily drove the increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 2.1 set-top receivers per new subscriber during the three months ended September 30, 2003 to about 2.5 during the three months ended September 30, 2004, and an increase in the number of subscribers purchasing DVRs and the change in DIRECTV U.S.’ method of accounting for subscriber acquisition, upgrade and retention costs. These increases were partially offset by a decrease in the costs of set-top receivers.

Increased volume under DIRECTV U.S.’ DVR, HD, local channel upgrade and movers programs, as well as an increased number of subscribers provided with multiple set-top receivers under other upgrade and retention programs, drove most of the increase in upgrade and retention costs. Under these programs, DIRECTV U.S. provides DVRs or additional equipment, plus installation, to subscribers at significantly reduced prices or for free. Upgrade and retention costs increased $23 million in the third quarter of 2004 compared to the same period of 2003 due to the change in DIRECTV U.S.’ method of accounting for subscriber acquisition, upgrade and retention costs, which was effective January 1, 2004.

DIRECTV U.S.’ higher subscriber service expenses resulted primarily from increased costs due to DIRECTV U.S.’ larger subscriber base. DIRECTV U.S.’ higher general and administrative expenses resulted primarily from higher employee compensation costs related to restricted stock units and higher bad debt expense resulting from increased activity associated with the larger subscriber base. The increase in depreciation and amortization expense resulted primarily from amortization expense related to intangible assets recorded as part of the NRTC and Pegasus transactions.

Operating Profit Before Depreciation and Amortization and Operating Profit.    The $89.8 million decrease in operating profit before depreciation and amortization to $145.0 million was mostly due to DIRECTV U.S.’ higher subscriber acquisition costs and upgrade and retention costs, partially offset by an increase in gross margin on the higher revenues discussed above.

The $109.7 million decrease in operating profit to $2.5 million resulted from the decrease in operating profit before depreciation and amortization and an increase in depreciation and amortization expense discussed above.

THE DIRECTV GROUP, INC.

DIRECTV Latin America Segment

The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended September 30,		Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues	$163.4	$155.4	$8.0	5.1%
Operating Profit (Loss) Before Depreciation & Amortization	25.5	(16.6)	42.1	—%
Operating Loss	(18.6)	(73.7)	55.1	74.8%
Total number of subscribers (000’s)	1,553	1,449	104	7.2%
Net subscriber additions (losses) (000’s)	15	(44)	59	—%
ARPU	$35.24	$35.21	$0.03	0.1%

The increase in revenues is primarily a result of the larger subscriber base in the third quarter of 2003.

The 59,000 change in net subscriber additions resulted primarily from lower churn across a majority of the LOCs and the relatively stable economic conditions in the region, compared to the same period in the prior year.

The improvement in operating profit (loss) before depreciation and amortization and operating loss was primarily due to lower programming costs as a result of the renegotiation of certain contracts in connection with the bankruptcy.

Network Systems Segment

The following table provides operating results for the Network Systems segment:

	Three Months Ended September 30,		Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues	$194.8	$338.8	$(144.0)	(42.5)%
Operating Loss Before Depreciation & Amortization	(1,480.9)	(0.1)	(1,480.8)	—
Operating Loss	(1,495.3)	(17.6)	(1,477.7)	—

The decrease in revenues resulted primarily from lower sales of DIRECTV set-top receivers since the sale of the set-top receiver manufacturing business to Thomson in June 2004. As we expect to have significant continuing cash flows with the set-top receiver manufacturing business resulting from the five year supply agreement, the financial results of the set-top receiver manufacturing business prior to June 2004 are reported in continuing operations, and not as discontinued operations. Total revenues for the sale of set-top receivers were $134.6 million for the three months ended September 30, 2003. Included in the total revenues for the sale of set-top receivers are intercompany sales to DIRECTV U.S. of $37.6 million for the three months ended September 30, 2003.

The increase in operating loss before depreciation and amortization and operating loss in the third quarter of 2004 compared with the third quarter of 2003 is primarily due to the $1.466 billion asset impairment charge related to Spaceway discussed above in “Strategic Developments.”

Eliminations and Other

The elimination of revenues decreased to $2.8 million for the third quarter of 2004 from $47.7 million for the third quarter of 2003. The decrease was primarily due to the sale of the set-top receiver manufacturing

THE DIRECTV GROUP, INC.

business in June 2004. There were $37.6 million in sales of set-top receivers in the third quarter of 2003 from the Network Systems segment to the DIRECTV U.S. segment for which there was no comparable amount in the third quarter of 2004.

Operating loss from Eliminations and Other increased to $38.1 million for the third quarter of 2004 from $12.9 million for the third quarter of 2003. The increase resulted primarily from the expenses recorded in the third quarter of 2004 for stock-based compensation and retention costs.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

Consolidated Results of Operations

Revenues.    The following table presents our revenues by segment:

	Nine Months Ended September 30,		Change
Revenues By Segment:	2004	2003	$	%
	(Dollars in Millions)
DIRECTV U.S.	$6,804.2	$5,440.5	$1,363.7	25.1%
DIRECTV Latin America	493.2	438.7	54.5	12.4%
Network Systems	875.8	864.8	11.0	1.3%
Eliminations and Other	(175.3)	(126.1)	(49.2)	(39.0)%

Total Revenues	$7,997.9	$6,617.9	$1,380.0	20.9%

The increase in our total revenues was primarily due to the $1,363.7 million increase in revenues at the DIRECTV U.S. segment, resulting primarily from a larger subscriber base and higher ARPU and the $54.5 million increase at DIRECTV Latin America.

Total Operating Costs and Expenses.    The following table presents our operating costs and expenses:

	Nine Months Ended September 30,		Change
Operating Costs and Expenses By Segment:	2004	2003	$	%
	(Dollars in Millions)
DIRECTV U.S.	$6,717.0	$5,021.6	$1,695.4	33.8%
DIRECTV Latin America	558.8	657.6	(98.8)	(15.0)%
Network Systems	2,422.6	965.2	1,457.4	151.0%
Eliminations and Other	(26.5)	(66.2)	39.7	60.0%

Total Operating Costs and Expenses	$9,671.9	$6,578.2	$3,093.7	47.0%

The increase in our total operating costs and expenses was primarily due to the $1,695.4 million increase at the DIRECTV U.S. segment primarily related to higher costs for programming, subscriber service expenses, subscriber acquisitions, customer upgrade and retention initiatives, and higher general and administrative expenses, and the $1,457.4 million increase at the Network Systems segment primarily due to the $1.466 billion asset impairment charge related to Spaceway discussed more fully above in “Strategic Developments.” These increases were partially offset by the $98.8 million decrease at the DIRECTV Latin America segment primarily due to lower programming costs due to the rejection and/or renegotiation of certain programming contracts as part of the DLA LLC bankruptcy proceedings.

Interest Income and Expense.    Interest income increased to $33.0 million for the nine months ended September 30, 2004 compared to $20.5 million for the same period of 2003. Interest expense decreased to $70.3

THE DIRECTV GROUP, INC.

million for the nine months ended September 30, 2004 from $123.8 million for the nine months ended September 30, 2003. The increase in interest income is primarily due to the $11.2 million of interest income received as part of the judgment against Pegasus. The decrease in interest expense resulted primarily from lower long-term obligations for above-market programming contracts in 2004, an $18.5 million write-off of debt issuance costs in the first quarter of 2003 as a result of repayment and termination of a prior credit facility agreement, and the accrued interest related to the purchase price adjustment with Boeing in 2003. Interest expense is net of capitalized interest of $97.5 million and $87.0 million for the nine months ended September 30, 2004 and 2003, respectively.

Reorganization (Expense) Income.    Reorganization income was $42.9 million for the nine months ended September 30, 2004 compared to reorganization expense of $19.2 million for the nine months ended September 30, 2003. The reorganization income in the nine months ended September 30, 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the DLA LLC reorganization. Reorganization expense for the nine months ended September 30, 2003 includes costs incurred to file the bankruptcy petition, and legal and consulting costs related to the DLA LLC reorganization. See Note 12 to the Consolidated Financial Statements in Item 1 of Part I for further information.

Other, Net.    Other, net increased to income of $397.6 million for the nine months ended September 30, 2004 from a loss of $38.0 million for the nine months ended September 30, 2003. The significant components of “Other, net” were as follows:

	Nine Months Ended September 30,
	2004	2003	Change
	(Dollars in Millions)
Net gain from sale of investments	$397.6	$7.7	$389.9
Equity losses from unconsolidated affiliates	—	(78.5)	78.5
Net unrealized gain on investments	—	38.5	(38.5)
Other	—	(5.7)	5.7

Total	$397.6	$(38.0)	$435.6

On January 28, 2004, we sold 10,000,000 shares of XM Satellite Radio common stock for $254.4 million. On March 25, 2004, we sold our remaining 9,014,843 shares of XM Satellite Radio common stock for $223.1 million. As a result of these transactions, we recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in “Other, net” in the Consolidated Statements of Income.

Equity losses from unconsolidated affiliates of $78.5 million in the nine months ended September 30, 2003 are primarily related to our investments in the Venezuelan and Puerto Rican LOCs, which became consolidated subsidiaries on July 1, 2003 as a result of our adoption of FIN 46, and our investment in XM Satellite Radio common stock.

Net unrealized gain on investments in the nine months ended September 30, 2003 includes a $38.8 million gain resulting from an increase in the fair market value of an investment in an XM Satellite Radio convertible note.

Income Tax Benefit.    We recognized an income tax benefit of $497.3 million for the nine months ended September 30, 2004 compared to an income tax benefit of $54.0 million for the nine months ended September 30, 2003. The increase in income tax benefit is primarily attributable to the asset impairment charge related to Spaceway discussed above.

THE DIRECTV GROUP, INC.

Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, is as follows:

	Nine Months Ended September 30,
	2004	2003	Change
	(Dollars in Millions)
Income from discontinued operations, net of taxes	$50.8	$87.9	$(37.1)
Loss on sale of discontinued operations, net of taxes	(633.0)	(7.6)	(625.4)

Income (loss) from discontinued operations, net of taxes	$(582.2)	$80.3	$(662.5)

The $37.1 million decrease in income from discontinued operations, net of taxes, is primarily related to the completion of the sale of our approximately 80.4% interest in PanAmSat in August of 2004 as well as an increase in one-time expense at PanAmSat related to employee benefits resulting from the PanAmSat transaction. The $633.0 million loss on sale of discontinued operations, net of taxes, in the nine month period ended September 30, 2004 is related to the $723.7 million loss on the sale of our approximately 80.4% interest in PanAmSat, partially offset by the $90.7 million gain on HNS’ sale of its approximately 55% interest in HSS. The $7.6 million loss for the nine month period ended September 30, 2003 is related to the settlement reached with Boeing of a purchase price adjustment arising out of the 2000 sale of our satellite systems manufacturing businesses. Discontinued operations are more fully discussed above in “Strategic Developments.”

Cumulative Effect of Accounting Changes.    The $310.5 million in cumulative effect of accounting change, net of taxes, in the nine month period ended September 30, 2004 was due to the change in accounting for subscriber acquisition, upgrade and retention costs discussed above. The $64.6 million in cumulative effect of accounting change, net of taxes, in the nine month period ended September 30, 2003 was due to our adoption of FIN 46 on July 1, 2004, resulting in the consolidation of the Venezuelan and Puerto Rican LOCs.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Nine Months Ended September 30,		Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues	$6,804.2	$5,440.5	$1,363.7	25.1%

Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below:
Broadcast programming and other costs of sale	2,690.2	2,178.0	512.2	23.5%
Subscriber service expenses	520.0	466.5	53.5	11.5%
Subscriber acquisition costs:
Third party customer acquisitions	1,411.4	985.6	425.8	43.2%
Direct customer acquisitions	495.5	249.1	246.4	98.9%
Upgrade and retention costs	661.2	253.3	407.9	161.0%
Broadcast operations expenses	98.4	98.9	(0.5)	(0.5)%
General and administrative expenses	462.3	419.1	43.2	10.3%
Depreciation and amortization expense	378.0	371.1	6.9	1.9%

Total Operating Costs and Expenses	6,717.0	5,021.6	1,695.4	33.8%

Operating Profit	$87.2	$418.9	$(331.7)	(79.2)%

Other Data:
Operating Profit Before Depreciation & Amortization	$465.2	$790.0	$(324.8)	(41.1)%

ARPU	$65.02	$61.24	$3.78	6.2%
Average monthly subscriber churn %	1.50%	1.54%	—	(2.6)%
Average subscriber acquisition costs—per subscriber (SAC)	634	575	59	10.3%

Subscribers.    DIRECTV U.S. had approximately 13.5 million owned and operated subscribers at September 30, 2004 compared to 10.3 million owned and operated subscribers at September 30, 2003. DIRECTV U.S.’ owned and operated subscribers at September 30, 2004 include 1.4 million subscribers from the former NRTC and Pegasus territories that DIRECTV U.S. acquired in the third quarter of 2004. Excluding the subscribers from the former NRTC and Pegasus territories, during the nine months ended September 30, 2004, DIRECTV U.S. added a record 2.9 million gross new owned and operated subscribers, an increase of 37% over the same period in the prior year, due to a higher number of subscribers acquired in local channel markets, more attractive consumer promotions and an improved, more diverse distribution network. After accounting for churn, DIRECTV U.S. added 1.4 million net new owned and operated subscribers, excluding subscribers from the former NRTC and Pegasus territories, which was an increase of 79% over the same period in 2003.

DIRECTV U.S.’ average monthly subscriber churn of 1.50% for the nine months ended September 30, 2004 improved slightly from its average monthly subscriber churn of 1.54% for the nine months ended September 30, 2003.

Revenues.    The $1,363.7 million increase in revenues to $6,804.2 million resulted from the new subscribers added since September 30, 2003, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 6.2% increase in ARPU to $65.02 resulted primarily from March 2003 and 2004 price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels.

THE DIRECTV GROUP, INC.

Total Operating Costs and Expenses.    The $1,695.4 million increase in total operating costs and expenses to $6,717.0 million resulted primarily from higher costs for programming, subscriber acquisitions and customer upgrade and retention initiatives.

DIRECTV U.S.’ higher programming costs resulted mostly from DIRECTV U.S.’ increased number of subscribers, including those subscribers acquired through the NRTC and Pegasus transactions, and annual program supplier rate increases.

Higher gross subscriber additions, including 76,000 new subscribers that DIRECTV U.S. acquired in the former NRTC and Pegasus territories during the third quarter of 2004, and the increase in SAC per subscriber primarily drove the increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 2.0 set-top receivers per new subscriber during the nine months ended September 30, 2003 to about 2.5 during the nine months ended September 30, 2004 and an increase in the number of subscribers purchasing DVRs and the change in DIRECTV U.S.’ method of accounting for subscriber acquisition, upgrade and retention costs. These increases were partially offset by a decrease in the costs of set-top receivers and lower marketing costs per subscriber due to the effect of DIRECTV U.S.’ higher gross subscriber additions.

Increased volume under DIRECTV U.S.’ DVR, HD, local channel upgrade and movers programs as well as an increased number of subscribers provided with multiple set-top receivers under other upgrade and retention programs drove most of the increase in upgrade and retention costs. Upgrade and retention costs increased $39 million during the nine months ended September 30, 2004 compared to the same period of 2003 due to the change in DIRECTV U.S.’ method of accounting for subscriber acquisition, upgrade and retention costs, which was effective January 1, 2004.

DIRECTV U.S.’ higher subscriber service expenses resulted primarily from increased costs due to DIRECTV U.S.’ larger subscriber base. General and administrative expenses increased $43.2 million compared to the first nine months of 2003 due mostly to higher bad debt expense resulting from increased activity associated with a larger subscriber base and higher employee compensation costs related to stock options and restricted stock units.

Operating Profit Before Depreciation and Amortization and Operating Profit.    The $324.8 million decrease in operating profit before depreciation and amortization to $465.2 million was mostly due to DIRECTV U.S.’ higher subscriber acquisition costs and upgrade and retention costs, partially offset by an increase in gross margin on the higher revenues discussed above.

The $331.7 million decrease in operating profit to $87.2 million resulted from the decrease in operating profit before depreciation and amortization discussed above.

THE DIRECTV GROUP, INC.

DIRECTV Latin America Segment

The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Nine Months Ended September 30,		Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues	$493.2	$438.7	$54.5	12.4%
Operating Profit (Loss) Before Depreciation & Amortization	71.1	(67.8)	138.9	—%
Operating Profit (Loss)	(65.6)	(218.9)	153.3	70.0%
Total number of subscribers (000’s)	1,553	1,449	104	7.2%
Net subscriber additions (losses) (000’s)	54	(133)	187	—%
ARPU	$35.84	$32.22	$3.62	11.2%

The increase in revenues is primarily a result of the consolidation of the Venezuelan and Puerto Rican LOCs as a result of our adoption of FIN 46 on July 1, 2003 and an increase in subscribers since the third quarter of 2003.

The 187,000 change in net subscriber additions resulted primarily from the continued stable economic conditions in the region compared to the same period in the prior year. The increase in ARPU was primarily a result of the increase in revenues and the consolidation of the Venezuelan and Puerto Rican LOCs on July 1, 2003.

The improvement in operating profit before depreciation and amortization and operating loss was primarily due to higher revenues discussed above and lower programming costs as a result of the renegotiation of certain contracts as part of the bankruptcy proceedings.

Network Systems Segment

The following table provides operating results for the Network Systems segment:

	Nine Months Ended September 30,		Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues	$875.8	$864.8	$11.0	1.3%
Operating Loss Before Depreciation & Amortization	(1,498.8)	(47.1)	(1,451.7)	—
Operating Loss	(1,546.8)	(100.4)	(1,446.4)	—

The increase in revenues resulted from higher revenues from the enterprise and residential DIRECWAY businesses, partially offset by the lower sales of DIRECTV set-top receivers since the sale of the set-top receiver manufacturing business to Thomson in June 2004. Total revenues for the sale of set-top receivers were $306.6 million and $337.4 million for the nine months ended September 30, 2004 and 2003, respectively. Included in the total revenues for the sale of set-top receivers are intercompany sales to DIRECTV U.S. of $152.0 million and $115.0 million for the nine months ended September 30, 2004 and 2003, respectively.

The increase in operating loss before depreciation and amortization and operating loss in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 is primarily due to the $1.466 billion asset impairment charge related to Spaceway discussed above in “Strategic Developments.”

THE DIRECTV GROUP, INC.

Eliminations and Other

The elimination of revenues increased to $175.3 million for the nine months ended September 30, 2004 from 126.1 million for the nine months ended September 30, 2003. The increase was primarily due to increased shipments of DIRECTV receiving equipment from the Network Systems segment to the DIRECTV U.S. segment.

Operating loss from Eliminations and Other increased to $148.8 million for the nine months ended September 30, 2004 from $59.9 million for the nine months ended September 30, 2003. The increase resulted primarily from the $51.4 million of charges in the first nine months ended September 30, 2004 for severance and related costs under our pension benefit plans, $28.8 million of retention costs and an increase in stock-based compensation costs, partially offset by a general reduction in corporate costs.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2004, our cash and cash equivalents balance increased $1,588.6 million to $3,308.7 million. This increase resulted primarily from the $2.64 billion in cash received at the close of the sale of our interest in PanAmSat, $510.5 million of cash proceeds from the sale of investments, including the sale of our investment in XM Satellite Radio, $250.0 million of cash proceeds from the sale of HNS’ set-top receiver manufacturing business to Thomson, and $226.5 million of cash proceeds from the sale of HNS’ approximately 55% ownership interest in HSS to Flextronics. These increases in cash were partially offset by $976.5 million in cash payments to NRTC, NRTC members and Pegasus for the acquisition of their subscribers and certain other assets, expenditures for satellites and property of $763.7 million, cash used for the $201.0 million prepayment under the DIRECTV U.S. senior secured credit facilities, and cash used for DLA LLC’s payments to creditors of $203.9 million after emergence from bankruptcy. In addition to our existing cash balances, DIRECTV U.S has the ability to borrow up to $250.0 million under its existing revolving credit facility.

As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at September 30, 2004 and December 31, 2003 was 1.98 and 1.77, respectively.

We expect to have cash requirements during the remainder of 2004 for the $398 million payments related to the Sky Transactions and capital expenditures. We expect to fund these cash requirements using our available cash balances and cash provided by operations.

Beyond 2004, capital expenditures will increase, as we fund our satellite deployment plan to provide additional content such as high-definition television and interactive services. The financing transactions completed in 2003, as described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003, were designed to provide liquidity to fund our existing business plan. As a result, we expect to fund our existing business plan from a combination of current cash balances, cash provided from operations and the $250 million of available borrowing capacity at DIRECTV U.S.

Notes Payable and Credit Facilities

At September 30, 2004, we had $2,432.7 million in total outstanding borrowings, bearing a weighted average interest rate of 6.53%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under credit facilities as more fully described in Note 6 to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.

Our short-term borrowings, notes payable, credit facilities and other borrowings mature as follows: $14.0 million in the remainder of 2004; $11.3 million in 2005; $14.2 million in 2006; $12.0 million in 2007; $252.9 million in 2008; and $2,128.3 million thereafter. However, these amounts do not reflect potential prepayments that may be required under DIRECTV U.S.’ senior secured credit facilities.

THE DIRECTV GROUP, INC.

Dividend Policy

Dividends may be paid on our common stock only when, as, and if declared by our board of directors in its sole discretion. Our board of directors does not currently intend to pay cash dividends on our common stock. Our future earnings, if any, are expected to be retained for the development of our businesses for the foreseeable future.

COMMITMENTS AND CONTINGENCIES

For a discussion of “Commitments and Contingencies,” see Part I, Item 1, Note 9 of this Form 10-Q, which is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

For a discussion of “Certain Relationships and Related-Party Transaction,” see Part I, Item 1, Note 10 of this Form 10-Q, which is incorporated herein by reference.

ACCOUNTING CHANGES

Subscriber Acquisition, Upgrade and Retention Costs.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance of $503.9 million as a cumulative effect of accounting change. The amount of the cumulative effect was $310.5 million, net of taxes. The following table presents our results on a pro forma basis as if we had retroactively applied this new method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in Millions, Except Per Subscriber Data and Per Share Amounts)
Pro Forma:
Total operating costs and expenses	$4,411.4	$2,410.6	$9,671.9	$6,622.8
Operating loss	(1,549.5)	(31.9)	(1,674.0)	(4.9)
Net loss	(1,008.6)	(47.6)	(1,350.2)	(79.8)
Basic and diluted net loss per common share	(0.73)	(0.03)	(0.98)	(0.06)
Other Data:
Operating loss	$(1,549.5)	$(31.9)	$(1,674.0)	$(4.9)
Add: Depreciation and amortization expense	199.6	194.3	556.7	566.4

Operating profit (loss) before depreciation and amortization	$(1,349.9)	$162.4	$(1,117.3)	$561.5

Average subscriber acquisition costs—per subscriber (SAC)	$617	$611	$634	$578

For addition information regarding “Accounting Changes,” see Part I, Item 1, Note 2 of this Form 10-Q, which is incorporated herein by reference.

THE DIRECTV GROUP, INC.

SECURITY RATINGS

The Company

On August 9, 2004, Standard and Poor’s Rating Services, or S&P, affirmed its ratings on our long-term corporate credit rating of BB, removed the ratings from CreditWatch and assigned a positive outlook. There has been no update from Moody’s Investor Services, or Moody’s, to our security ratings since our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 6, 2004.

DIRECTV U.S.

On August 9, 2004, S&P affirmed its ratings on DIRECTV U.S.’ senior secured credit facilities of BB and DIRECTV U.S.’ $1.4 billion senior unsecured notes of BB-, removed the ratings from CreditWatch and assigned a positive outlook. There has been no update from Moody’s to DIRECTV U.S.’ security ratings since our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 6, 2004.

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the nine months ended September 30, 2004. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 17, 2004.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

THE DIRECTV GROUP, INC.

PART II – OTHER INFORMATION (UNAUDITED)

ITEM 1.    LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended September 30, 2004 or subsequent thereto, but before the filing of this report, are summarized below. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 17, 2004, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2004 and June 30, 2004, filed with the SEC on May 6, 2004 and August 10, 2004, respectively, and Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

As previously reported, on May 18, 2001, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV U.S. in Oklahoma State Court regarding commissions and certain charge back disputes on behalf of all DIRECTV dealers. The plaintiffs seek unspecified damages and injunctive relief. After several procedural hearings and orders, the matter is now pending before the American Arbitration Association.

* * *

As previously reported, the Defense Contract Management Agency, or DCMA, of the U.S. Department of Defense, in connection with transactions involving Raytheon Company, or Raytheon, and The Boeing Company, or Boeing, objected to our calculation of the appropriate pension surplus transferred under Cost Accounting Standard 413 which addresses the treatment of pension assets. On December 12, 2003, the DCMA issued a Final Decision and Demand for Payment related to the Raytheon transaction of approximately $69 million, including interest. We also anticipate an adverse decision by the DCMA on the Boeing transaction. On September 3, 2004, we filed an appeal in the U.S. Court of Federal Claims, Case No. 04-1414, with respect to the Raytheon and Boeing (based on a deemed denial of our Claim) transactions.

* * *

On October 18, 2004, Darlene Investments, LLC, or Darlene, filed suit in the circuit court for Miami-Dade County, Florida, against us and certain of our subsidiaries (including DIRECTV Latin America, LLC, or DTVLA), The News Corporation Limited, or News Corporation, and others, or collectively Defendants. We and certain of the other defendants have removed this matter to the U.S. District Court for the Southern District of Florida. The suit alleges fraud and violation of fiduciary, contractual and other duties owed Darlene and to DTVLA by one or more of the Defendants. Darlene owns approximately 14.1% of DTVLA and we own the remaining interest.

Among other things, Darlene alleges that one or more of the Defendants engaged in self-dealing for several years, and the proposed transactions announced on October 11, 2004 to reorganize DTVLA’s business through combination and other arrangements with News Corporation and other entities involved in the competing Sky DTH satellite broadcast business in Latin America, or the Sky Transactions, were negotiated in a manner and yielded a result that was unfair to DTVLA and its members. Darlene further alleges that we entered into an oral put agreement which would have required DTVLA to acquire Darlene’s interest in DTVLA based on a specific pricing formula and that Darlene was fraudulently induced to release its rights under that put and other rights. Darlene seeks injunctive relief to preclude the Sky Transactions, $1 billion in damages from us for fraud and other relief. We believe the allegations are without merit and intend to defend against these claims.

* * *

THE DIRECTV GROUP, INC.

(b) Previously reported legal proceedings which have been terminated during the quarter ended September 30, 2004 are summarized below:

As previously reported, DIRECTV U.S. filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television, Inc., or Pegasus Satellite, and Golden Sky Systems, Inc., or Golden Sky, which we refer to collectively in this paragraph as Defendants. The action was subsequently removed to the U.S. District Court for the Central District of California. The lawsuit sought to recover money that Defendants owed DIRECTV U.S. under the parties’ Seamless Marketing Agreement. On May 24, 2004, the court entered judgment against Defendants and in favor of DIRECTV U.S. in the amount of approximately $63 million. As part of the purchase price paid by DIRECTV U.S. in the transaction with Pegasus described in more detail in Note 3 to the consolidated financial statements entitled “Acquisitions, Divestitures and Other Transactions,” which is incorporated herein by reference, DIRECTV U.S. received credit for the May 2004 judgment.

As previously reported, Pegasus Satellite and Golden Sky, which we refer to collectively in this paragraph as Plaintiffs, filed an action on January 11, 2000 against DIRECTV U.S. in the U.S. District Court for the Central District of California. The Plaintiffs alleged, among other things, that DIRECTV U.S. interfered with their contractual relationship with the National Rural Telecommunications Cooperative, or NRTC. The court entered final judgment which eliminated and dismissed all claims on June 2, 2004. Plaintiffs appealed the judgment but as described below, the appeal was dismissed and the action terminated as part of the Global Settlement Agreement.

As previously reported, Pegasus Satellite and Golden Sky, among others, which we refer to collectively in this paragraph as Debtors, filed a voluntary petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court, District of Maine, on June 2, 2004. Debtors also filed an Adversary Complaint in the bankruptcy court against DIRECTV U.S., the NRTC, and various officers and directors of the NRTC. The complaint sought declaratory and injunctive relief, rescission of certain agreements between DIRECTV U.S. and NRTC, specific performance against NRTC, restitution, compensatory and punitive damages. On July 30, 2004, DIRECTV U.S. entered into certain arrangements with Pegasus Satellite and certain other related entities, which we collectively refer to in this paragraph as Pegasus, whereby DIRECTV U.S. agreed to purchase the primary direct broadcast satellite assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. As part of these arrangements, Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV U.S., The DIRECTV Group, Inc., NRTC, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties entered into a Global Settlement Agreement pursuant to which such parties agreed, effective upon the closing of the asset sale, to release each other for the unsettled claims between the parties. The transactions were approved by the U.S. Bankruptcy Court, District of Maine, on August 27, 2004, and the transactions closed on August 27, 2004. As a result of the Global Settlement Agreement, all litigation described above with Pegasus, Golden Sky and the related entities has been terminated.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

THE DIRECTV GROUP, INC.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*10.1

Third Amendment to the Credit Agreement, dated as of September 27, 2004 among DIRECTV Holdings LLC, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on September 30, 2004)

*10.2

Brazil Business Combination Agreement, dated as October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited, The DIRECTV Group, Inc., DIRECTV Latin America, LLC and GLA Brasil Ltda. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on October 15, 2004 (the “October 15, 2004 Form 8-K”))

*10.3

Participation Agreement, dated as of October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the October 15, 2004 Form 8-K)

*10.4

Latin America Purchase Agreement, dated as of October 8, 2004, by and between The News Corporation Limited and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.3 to the October 15, 2004 Form 8-K)

*10.5

Latin America Purchase Agreement, dated as of October 8, 2004, by and between Liberty Media International, Inc. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.4 to the October 15, 2004 Form 8-K)

*10.6

Purchase and Sale Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated herein by reference to Exhibit 10.5 to the October 15, 2004 Form 8-K)

*10.7

Option Agreement Letter, dated as of October 8, 2004, among Innova, S. de R.L. de C.V., Innova Holdings, S. de R.L. de C.V., Novavisión, S. de R.L. de C.V., Grupo Televisa, S.A., The News Corporation Limited, The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.6 to the October 15, 2004 Form 8-K)

*10.8

Post-Migration Payment Letter Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated herein by reference to Exhibit 10.7 to the October 15, 2004 Form 8-K)

*10.9

DTH Agreement, dated as of October 8, 2004, by and among Grupo Televisa, S.A., The News Corporation Limited, Innova, S. de R.L. de C.V., The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.8 to the October 15, 2004 Form 8-K)

*10.10

Televisa Letter Agreement, dated as of October 8, 2004, by and between Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.9 to the October 15, 2004 Form 8-K)

*10.11

Purchase and Sale Agreement (Multi-Country Platform), dated as of October 8, 2004, by and among Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.10 to the October 15, 2004 Form 8-K)

**10.12	Purchase and Sale Agreement (Multi-Country Platform), dated as of October 15, 2004, by and among Globo Comunicações e Participações S.A., DTH USA, Inc. and The DIRECTV Group, Inc.

**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name

**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Filed herewith.

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
Date: November 4, 2004
	By:	/S/ BRUCE B. CHURCHILL
Bruce B. Churchill (Executive Vice President and Chief Financial Officer)

THE DIRECTV GROUP, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Name
*10.1

Third Amendment to the Credit Agreement, dated as of September 27, 2004 among DIRECTV Holdings LLC, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on September 30, 2004)

*10.2

Brazil Business Combination Agreement, dated as October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited, The DIRECTV Group, Inc., DIRECTV Latin America, LLC and GLA Brasil Ltda. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on October 15, 2004 (the “October 15, 2004 Form 8-K”))

*10.3

Participation Agreement, dated as of October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the October 15, 2004 Form 8-K)

*10.4

Latin America Purchase Agreement, dated as of October 8, 2004, by and between The News Corporation Limited and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.3 to the October 15, 2004 Form 8-K)

*10.5

Latin America Purchase Agreement, dated as of October 8, 2004, by and between Liberty Media International, Inc. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.4 to the October 15, 2004 Form 8-K)

*10.6

Purchase and Sale Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated herein by reference to Exhibit 10.5 to the October 15, 2004 Form 8-K)

*10.7

Option Agreement Letter, dated as of October 8, 2004, among Innova, S. de R.L. de C.V., Innova Holdings, S. de R.L. de C.V., Novavisión, S. de R.L. de C.V., Grupo Televisa, S.A., The News Corporation Limited, The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.6 to the October 15, 2004 Form 8-K)

*10.8

Post-Migration Payment Letter Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated herein by reference to Exhibit 10.7 to the October 15, 2004 Form 8-K)

*10.9

DTH Agreement, dated as of October 8, 2004, by and among Grupo Televisa, S.A., The News Corporation Limited, Innova, S. de R.L. de C.V., The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.8 to the October 15, 2004 Form 8-K)

*10.10

Televisa Letter Agreement, dated as of October 8, 2004, by and between Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.9 to the October 15, 2004 Form 8-K)

*10.11

Purchase and Sale Agreement (Multi-Country Platform), dated as of October 8, 2004, by and among Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.10 to the October 15, 2004 Form 8-K)

**10.12	Purchase and Sale Agreement (Multi-Country Platform), dated as of October 15, 2004, by and among Globo Comunicações e Participações S.A., DTH USA, Inc. and The DIRECTV Group, Inc.

**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name

**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Filed herewith.

A copy of any of the exhibits included in this Quarterly Report on Form 10-Q, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to the Company at the address set forth on the front cover, attention General Counsel.