Form 10-K
period 2004-12-31
DIRECTV GROUP INC
filed 2005-03-01
CIK 944868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-31945

THE DIRECTV GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-1106564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 East Imperial Highway

El Segundo, California 90245

(310) 964-5000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common, $0.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

As of June 30, 2004, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $15,639,586,966. This amount excludes Fox Entertainment Group, Inc.’s 34% ownership interest in our outstanding common stock as of such date.

As of February 23, 2005, the registrant had outstanding 1,385,848,330 shares of common stock.

Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
The DIRECTV Group, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement for Annual Meeting of Stockholders to be held on June 1, 2005	Part III, Items 10 through 14

THE DIRECTV GROUP, INC.

CAUTIONARY STATEMENT FOR PURPOSE OF THE “SAFE HARBOR” PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “foresee,” “project” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, among others, the following:

•	we may not achieve or sustain profitability;

•	our principal stockholder has significant influence over our management and actions requiring stockholder approval and its interests may differ from ours;

•	potential indemnification liabilities to General Motors Corporation, or GM, could materially adversely affect us;

•	our subsidiaries compete with other multi-channel video programming distributors some of whom have greater resources than us and increasing levels of competition could materially adversely affect our ability to grow and increase earnings;

•	DIRECTV U.S. depends on the Communications Act for access to cable-affiliated programming and changes impacting that access could materially adversely affect us;

•	regulatory carriage requirements may negatively affect DIRECTV U.S.’ ability to deliver local broadcast stations, as well as other aspects of its business;

•	loss of Federal Communications Commission, or FCC, licenses and other regulatory approvals critical to our business could materially adversely affect us;

•	our subsidiaries depend on others to produce programming and if the costs of such programming increase more than anticipated, it could materially adversely affect our financial performance;

•	higher than anticipated subscriber acquisition costs could materially adversely affect our financial performance;

•	higher than anticipated subscriber churn or subscriber upgrade or retention costs could materially adversely affect our financial performance;

•	satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs;

•	construction or launch delays on satellites could materially adversely affect our revenues and earnings;

•	our satellites are subject to significant launch and operational risks which could materially adversely impact our ability to provide our service;

•	if the cost of commercial insurance coverage on our satellites is too high, we may forego insurance coverage and the loss of a satellite that is not insured could materially adversely affect our earnings;

•	to remain competitive, we must keep pace with technological developments and our ability to do so is uncertain;

THE DIRECTV GROUP, INC.

•	failure to protect necessary intellectual property we own, dependence on third party intellectual property or inadvertent infringement of patents and proprietary rights of others could materially adversely affect our ability to provide service or result in significant liability;

•	out international operations are subject to various additional risks associated with doing business internationally;

•	weaknesses in the U.S. and world economy may harm our business;

•	future acquisitions, strategic partnerships and divestitures may involve additional uncertainties;

•	we are party to various lawsuits, which are subject to uncertainties and for which the outcome cannot be predicted with assurance; and

•	we may face other risks described from time to time in periodic reports filed by us with the Securities and Exchange Commission, or SEC.

We urge you to consider these factors carefully in evaluating forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

THE DIRECTV GROUP, INC.

PART I

ITEM 1.    BUSINESS

The DIRECTV Group, Inc., which is referred to as the company, we or us, was incorporated in Delaware in 1977 and was subsequently acquired by GM in 1985. From 1985 to 2003, we were a wholly-owned subsidiary of GM. Upon GM’s acquisition of us, GM issued GM Class H common stock as a “tracking stock” designed to provide holders with financial returns based on our company’s financial performance. Holders of GM Class H common stock had no direct rights in our equity or assets, but rather had rights in the equity and assets of GM (which included 100% of the stock of our company).

On December 22, 2003, we, GM and News Corporation completed a series of transactions that resulted in our split-off from GM and the simultaneous sale of GM’s 19.8% interest in us to News Corporation. GM received approximately $3.1 billion in cash and 28.6 million News Corporation Preferred American Depository Shares, or ADSs, in these transactions. GM split us off by distributing our common stock to the holders of the GM Class H common stock in exchange for their GM Class H common shares on a one-for-one basis. Immediately after the split-off, News Corporation acquired an additional 14.2% of outstanding common stock from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of our outstanding common stock. GM Class H common stockholders received about 0.8232 shares of our common stock and about 0.09207 News Corporation Preferred ADSs for each share of GM Class H common stock held immediately prior to the closing of the transactions. In addition, we paid to GM a special cash dividend of $275 million in connection with the transactions. Upon completing these transactions, News Corporation transferred its 34% interest in us to its 82% owned subsidiary, Fox Entertainment Group, Inc., or Fox. As a result of these transactions, we became a publicly-traded company.

In February 2004, we announced our intent to restructure our company to focus on the direct-to-home, or DTH, satellite businesses. On March 16, 2004, we changed our corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. Effective on March 17, 2004, our ticker symbol on the New York Stock Exchange, or NYSE, was changed from “HS” to “DTV.” This name change has no impact on our common stock or the rights of our stockholders. The name of the company was changed to better reflect our commitment to building our business around the DIRECTV businesses. Also in 2004 and consistent with this strategy to focus on the DTH satellite businesses, we sold or agreed to sell substantially all of our non-strategic businesses, investments and assets, including our approximately 80.4% interest in PanAmSat Corporation, or PanAmSat, and certain businesses and assets of Hughes Network Systems, Inc., or HNS, and announced a series of transactions designed to reorganize our DTH businesses in Latin America. See below for further discussion of these strategic transactions.

We are a leading provider of digital television entertainment in the United States and Latin America. Our three business segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S. and DIRECTV Latin America, which are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers, and the Network Systems segment, which is a provider of satellite-based private business networks, or VSAT, and consumer broadband Internet access.

•	DIRECTV U.S. DIRECTV Holdings LLC and its subsidiaries, referred to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of December 31, 2004, DIRECTV U.S. had approximately 13.9 million subscribers with an average monthly revenue per subscriber, or ARPU, of approximately $66.95.

•	DIRECTV Latin America. DTVLA is a leading provider of DTH digital television services throughout Latin America. As of December 31, 2004, DTVLA had approximately 1.6 million

THE DIRECTV GROUP, INC.

subscribers in 28 countries throughout the region of which approximately 86% are located in Brazil, Mexico, Venezuela, Argentina and Puerto Rico. Whenever we refer to DTVLA, we are referring to a group of companies that combine to provide the DIRECTV ® service throughout Latin America. The most significant DTVLA companies include DIRECTV Latin America, LLC, or DLA LLC, which was approximately 85.9% owned by us as of December 31, 2004, as well as the consolidated local operating companies, or LOCs, selling the DIRECTV service to subscribers in Latin America. On October 8, 2004, we entered into a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International, Inc., or Liberty, which we refer to as the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region.

•	Network Systems. HNS constitutes our Network Systems segment. HNS is a leader in the market for VSATs and consumer broadband Internet access marketed under the DIRECWAY® brand. In 2004, we completed the sale of HNS’ set-top receiver manufacturing operations to Thomson Inc., or Thomson, and the sale of HNS’ approximately 55% ownership interest in Hughes Software Systems Limited, or HSS, to Flextronics Sales & Marketing (L-A) Ltd., or Flextronics. In December 2004, we announced an agreement to sell a 50% interest in a new entity that will own substantially all of the remaining net assets of HNS to SkyTerra Communications, Inc., or SkyTerra, an affiliate of Apollo Management. See Item. 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events Affecting the Comparability of our Results of Operations—Strategic Developments in Part II for more information related to these transactions.

DIRECTV U.S.

DIRECTV U.S. is the largest provider of DTH digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. DIRECTV U.S. provides its customers with access to hundreds of channels of digital-quality video pictures and CD-quality sound programming that are transmitted directly to its customers’ homes or businesses via high-powered geosynchronous satellites.

DIRECTV U.S. believes it provides one of the most extensive collections of programming available in the MVPD industry. DIRECTV U.S. currently distributes to its customers more than 1,200 digital video and audio channels, including about 130 basic entertainment channels, 31 premium movie channels, over 35 regional and specialty sports networks, an aggregate of over 1,000 local channels, over 50 Spanish and other foreign language special interest channels, up to 55 pay-per-view movie and event choices and seven national high-definition television, or HDTV, channels as well as network high-definition programming in certain local markets. Although DIRECTV U.S. distributes over 1,000 local channels, a customer generally receives only the local channels in the customer’s home market. DIRECTV U.S. currently provides local channel coverage to approximately 130 markets, or about 92% of U.S. television households.

DIRECTV U.S. also provides premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the biggest selection of NFL games available each Sunday during the regular season. Under its contract with the NFL, DIRECTV U.S. has exclusive rights to provide this service through 2010, including rights to provide related high-definition and interactive services.

To subscribe to the DIRECTV® service, customers acquire receiving equipment from DIRECTV U.S. or through one of DIRECTV U.S.’ national retailers as well as independent satellite television retailers, dealers and regional Bell operating companies, or RBOCs.

THE DIRECTV GROUP, INC.

The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which is referred to as a DIRECTV® System. After acquiring and installing a DIRECTV System, customers activate DIRECTV U.S.’ service by calling DIRECTV U.S. and subscribing to one of DIRECTV U.S.’ programming packages.

Key Strengths

DIRECTV U.S. is our principal business and is characterized by the following key strengths:

•	Large Subscriber Base. DIRECTV U.S. is the largest provider of DTH digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. DIRECTV U.S. believes that its large subscriber base provides it with the opportunity to obtain programming on favorable terms and secure unique and exclusive programming. DIRECTV U.S. also believes that its large subscriber base contributes to achieving other economies of scale in areas such as DIRECTV System equipment purchasing, customer service and broadcast operations.

•	Leading Brand Name. Results from a study DIRECTV U.S. commissioned in 2004 indicated that over 85% of consumers in the U.S. are aware of the DIRECTV service. DIRECTV U.S. believes the strength of its brand is an important factor in its ability to attract new customers. In addition, DIRECTV U.S. believes its recognized brand name enhances its ability to secure strategic alliances with programmers, distributors and other technology and service providers.

•	High-Quality Digital Picture and Sound. DIRECTV U.S.’ video and audio programming is 100% digitally delivered, providing customers with digital-quality video pictures and CD-quality sound. We believe this compares favorably with cable providers that continue to offer popular programming in an analog format and only offer a limited selection of digital channels for an additional fee.

•	Substantial Channel Capacity and Programming Content. As a result of its significant channel capacity, DIRECTV U.S. believes it is able to deliver to its customers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package and international programming such as the DIRECTV PARA TODOS® service, which is designed for Spanish-speaking customers in the United States.

•	Superior Customer Service. DIRECTV U.S. has attained top rankings in customer satisfaction studies for its industry, including being ranked #1 among satellite and cable TV companies for the last three years according to the American Customer Satisfaction Index conducted by the University of Michigan. DIRECTV U.S. believes that providing high-quality customer service is an important element in minimizing its subscriber disconnection, or churn, and attracting new subscribers.

•	Valuable Orbital Slots and Satellite-Based Technology. DIRECTV U.S. believes its regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain its position as one of the leading companies in the MVPD industry. The FCC has designated three direct broadcast satellite, or DBS, orbital slots in the Ku-Band spectrum that provide full coverage across the 48 contiguous states of the United States, often referred to as CONUS coverage. Within these three orbital slots, there are 96 assigned DBS frequencies. DIRECTV U.S. holds licenses to broadcast its services from 46 of these 96 DBS frequencies. In addition, we hold additional licenses in the Ka-Band spectrum which DIRECTV U.S. intends to use primarily for the broadcast of high-definition programming.

DIRECTV U.S.’ satellite-based service provides it with many advantages over ground-based cable television services, including the ability to distribute hundreds of channels to millions of recipients nationwide with minimal incremental infrastructure cost per additional subscriber, comprehensive coverage to areas with low population density in the United States and the ability to quickly introduce new services to a large number of customers.

THE DIRECTV GROUP, INC.

•	Association with a Leading Global Media Company. With News Corporation, a leading global media company, owning 34% of our outstanding common stock through Fox, DIRECTV U.S. is associated with a company that has unrivaled experience in developing and managing successful pay-television platforms around the world. DIRECTV U.S. believes that its association with News Corporation will continue to improve its competitive position and growth prospects.

Business Strategy

DIRECTV U.S.’ overall goal is to provide customers with the best television experience in the United States. Its strategy focuses on offering its customers differentiated and exclusive content, attaining leadership in technology and enhancing its sales and marketing, distribution and customer service.

•	Offer Differentiated and Exclusive Content. To fulfill its goal, DIRECTV U.S. believes it must have the most extensive collection of valuable programming services available. DIRECTV U.S. will improve its programming service by expanding its HDTV programming, introducing new interactive services, continuing to distribute local channel programming to additional markets, enhancing its new electronic program guide and expanding its international programming. For example, in November 2004, DIRECTV U.S. announced an agreement with the NFL to extend its exclusive rights to carry the NFL SUNDAY TICKET package through the 2010 season. In addition, DIRECTV U.S. gained the right to develop and significantly expand the package and expects to introduce innovative new features, interactive services and expanded programming for NFL SUNDAY TICKET package subscribers.

•	Expand HDTV Programming. DIRECTV U.S. launched its DIRECTV HD programming package on July 1, 2003, and currently offers seven national HDTV channels, network HDTV programming from FOX, ABC, CBS and NBC in their owned and operated markets as well as several NFL games through its NFL SUNDAY TICKET package. In September 2004, DIRECTV U.S. announced plans to launch four new satellites that will provide it with the capacity to offer greatly expanded HDTV programming, including local HDTV programming. DIRECTV U.S. expects to launch the first two of these satellites, SPACEWAY 1 and SPACEWAY 2, by mid-2005, which will have the capability to provide HDTV programming to over half of U.S. television households. The next two satellites, DIRECTV 10 and DIRECTV 11, are expected to launch in 2007. In total, these four new satellites will be capable of broadcasting more than 1,500 local and 150 national high-definition channels to all U.S. television households, although a customer receiving local high-definition channels will generally only receive such channels in the customer’s home market.

•	Introduce New Enhanced and Interactive Services. DIRECTV U.S. believes that enhanced and interactive services will become an important part of the DIRECTV customer experience. For example, DIRECTV U.S. recently launched three new DIRECTV Mix Channels (one each for news, sports and kids) that enable customers to view up to six live channels in each genre all on one screen. In addition, DIRECTV U.S. intends to launch DIRECTV Active™ in the first quarter of 2005, which will offer services such as local weather information, financial market summaries and other interactive services. DIRECTV U.S. also plans to add Mix Channels and interactive services to the NFL SUNDAY TICKET package and it is developing services that will use the digital video recorder, or DVR, to provide content-on-demand services.

•	Expand Local Channel Service. Over the last several years, expanded local channel service has been a significant driver of DIRECTV U.S.’ growth. In general, DIRECTV U.S. attains greater subscriber growth, lower churn and higher ARPU in those markets where it delivers local channels to subscribers. As of December 31, 2004, DIRECTV U.S. offered local channels to over 100 million television households in approximately 130 markets representing about 92% of all U.S. television households. In 2005, DIRECTV U.S. plans to introduce local channels to an additional nine markets representing approximately 1.7 million television households.

THE DIRECTV GROUP, INC.

•	Enhanced Electronic Program Guide. DIRECTV U.S. believes it is essential for customers to be able to navigate easily through the hundreds of channels that it offers. In 2004, DIRECTV U.S. introduced an improved on-screen electronic program guide with enhanced features for viewing, navigating and searching for programs. DIRECTV U.S. intends to continue to improve the electronic program guide by periodically downloading (through its satellites) software enhancements.

•	Expand International Programming. DIRECTV U.S. plans to continue to expand its international programming because it believes there is a large underserved market for these services in the United States. In 2004, DIRECTV U.S. added a total of 15 new international channels and now offers over 50 international channels. In addition, DIRECTV U.S. significantly enhanced its DIRECTV PARA TODOS service by adding new exclusive channels and introducing more compelling programming packages.

•	Technology Leadership. DIRECTV U.S. believes that technological leadership will be important to its ability to introduce services that are easy to use and customer-friendly and also reduce costs. DIRECTV U.S. believes that advancements in its technology will lead to more standardized set-top receivers, enhanced DVRs, expanded high-definition programming, a whole-house entertainment solution, improved channel compression and reduced signal theft.

•	Standardize Set-top Receivers and Remote Controls. DIRECTV U.S. believes that a standardized set-top receiver and remote control is an important contributor to customer satisfaction. In 2004, authorized manufacturers of DIRECTV equipment began migrating to a new standardized specification that DIRECTV U.S. designed to improve the overall DIRECTV customer experience. Under this new strategy, the DIRECTV brand is the prominent brand on all DIRECTV equipment, replacing the various consumer electronics brand names historically shown on DIRECTV equipment. In addition, by incorporating a common technology standard into the design and manufacture of the DIRECTV set-top receivers along with other efficiencies, DIRECTV U.S. believes it can drive manufacturing costs lower while bringing newly-developed or enhanced features and functionality to market more quickly.

•	Enhance Digital Video Recorders. A cornerstone of DIRECTV U.S.’ strategy is to use set-top receivers that incorporate DVR technology. These products digitally record television programs without videotape and allow customers to pause and rewind live television, create their own television programming line-ups based on personal preferences and watch one live program while simultaneously recording another. DIRECTV U.S. currently has a non-exclusive arrangement with TiVo Inc. to provide DVR functionality in selected set-top receivers. Beginning in 2005, DIRECTV U.S. intends to offer enhanced DVRs using technology from TiVo and other third parties that provide DIRECTV U.S. the capability to offer interactive services and provide more storage capacity for its customers.

•	Introduce DIRECTV Home Media Center. DIRECTV U.S. plans to introduce the DIRECTV Home Media Center in late 2005. This whole-house entertainment solution will allow DIRECTV customers to access content, which is expected to include digitally-recorded video, digital photos and digital music, seamlessly from all television sets in a household. The DIRECTV Home Media Center, which will have the most technologically-advanced DIRECTV receiver developed, will provide DVR functionality throughout the home and support high-definition and standard-definition video signals.

•	Improve Channel Compression. DIRECTV U.S., along with several technology partners, is developing advanced transmission and video compression capabilities to help it significantly expand all of its standard and high-definition video offerings by allowing DIRECTV U.S. to provide more channels using the same transponder capacity.

THE DIRECTV GROUP, INC.

•	Reduce Signal Theft. DIRECTV U.S. has undertaken and will continue to undertake various initiatives with respect to its conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, DIRECTV U.S. is providing its customers with more advanced access cards that it believes significantly enhance the security of the DIRECTV signal. In addition, DIRECTV U.S. continues to seek out and prosecute signal thieves with its own internal efforts and with the support of local, state and federal law enforcement agencies.

•	Enhanced Sales and Marketing, Customer Service and Distribution. DIRECTV U.S. also intends to drive subscriber growth by continuing to expand its distribution while enhancing its sales and marketing along with customer service.

•	Expand Distribution. While DIRECTV U.S. expects to maintain its strong relationships with its core retailers and dealers, it also will continue to develop and strengthen its direct sales channels and strategic marketing alliances with RBOCs, such as BellSouth, Verizon, Qwest and other telephone service providers. In addition, DIRECTV U.S. expects to significantly improve its sales and distribution in the former National Rural Telecommunications Cooperative, or NRTC, territories as a result of its purchase of the NRTC distribution rights in the second half of 2004.

•	Enhance Sales and Marketing. DIRECTV U.S. expects to achieve continued strong subscriber growth through aggressive marketing and promotion that will exploit the strength of the DIRECTV brand.

•	Improve Customer Service. DIRECTV U.S. expects to continue to focus on improving customer service in 2005. By selectively in-sourcing specific customer service functions, DIRECTV U.S. plans to assume more accountability and control of its customers’ experiences. For example, in the second half of 2004, DIRECTV U.S. opened two new owned and operated customer call centers. In 2005, DIRECTV U.S. plans to expand company owned and operated call centers and continue to enhance telephone-based and web-based and self-care capabilities. These additions are expected to enhance customer convenience and heighten overall customer service.

Infrastructure

Satellites.    DIRECTV U.S. currently uses a fleet of six satellites to broadcast its service from its 101 degrees west longitude, or WL, 110 WL and 119 WL orbital locations. DIRECTV U.S. also broadcasts from 72.5 WL under its arrangement with Telesat Canada, or Telesat, Industry Canada and the FCC. Additionally, DIRECTV U.S. broadcasts from 95 WL using transponders on a satellite it leases. Most of DIRECTV U.S.’ programming is distributed from 101 WL.

The FCC licensed DIRECTV U.S. to operate 46 DBS frequencies at various orbital positions including 32 frequencies at the 101 WL orbital location, 11 frequencies at the 119 WL orbital location, and three frequencies at the 110 WL orbital location. In the third quarter of 2004, DIRECTV U.S. obtained final approval from Industry Canada and the FCC to use the 72.5 WL orbital location. As a part of DIRECTV U.S.’ arrangement with Telesat, DIRECTV U.S. transferred its DIRECTV 3 satellite, which was previously used as an in-orbit spare, to the 82 WL orbital location for use by Telesat and relocated its DIRECTV 5 satellite to the 72.5 WL orbital location, where it broadcasts its service using 16 frequencies.

Satellites Under Construction.    DIRECTV U.S. currently has seven satellites under construction. DIRECTV 8, which is expected to launch in the second quarter of 2005, will provide backup capacity at the 101 WL orbital location. DIRECTV 9S, which is expected to launch in the first quarter of 2006, will provide backup capacity at the 101 WL and 119 WL orbital locations.

In the third quarter of 2004, DIRECTV U.S. announced a plan to deploy five next-generation satellites. DIRECTV U.S. plans to launch SPACEWAY 1 and SPACEWAY 2 by mid-2005, which will be used for DTH

THE DIRECTV GROUP, INC.

programming instead of broadband data services, as originally planned. DIRECTV U.S. also plans to launch DIRECTV 10 and DIRECTV 11 in 2007. These four satellites will provide DIRECTV U.S. with increased capability for local and national high-definition channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from our Ka-band orbital locations. In addition, DIRECTV 12S is also being built and will serve as a ground spare.

Digital Broadcast Centers.    To gather programming content, ensure its digital quality, and transmit that content to its satellites, DIRECTV U.S. built two digital broadcast centers, located in Castle Rock, Colorado and Los Angeles, California. Almost all of the functions necessary to provide satellite-delivered services occur at these digital broadcast centers. Programming comes to the broadcast centers from DIRECTV U.S.’ content providers via satellite, fiber optic cable and/or special tape. Most satellite-delivered programming is then immediately digitized, encoded and uplinked to DIRECTV U.S.’ satellites. Each broadcast center was designed with redundant systems to minimize service interruptions from that location due to unforeseen circumstances.

Installation Network.    DIRECTV U.S.’ DIRECTV HOME SERVICES® installation and service network performs service call work and approximately 40% of all new professional customer installations through 14 outsourced companies with over 12,000 technicians around the United States. For these outsourced companies, DIRECTV U.S. sets the installation and service standards, performs quality control, manages inventory and monitors the overall service network performance. In addition, DIRECTV U.S. and its retailers also utilize employer-based or contract installation providers, which perform the remainder of all new professional customer installations.

Customer Service Centers.    DIRECTV U.S. currently uses 17 customer service centers employing approximately 12,000 customer service representatives. Fourteen of these customer service centers, employing approximately 9,000 customer service representatives, are operated by Convergys Customer Management Group, Inc., Precision Response Corporation and ClientLogic Operating Corporation. DIRECTV U.S. owns three customer service centers located in Boise, Idaho, Tulsa, Oklahoma and Huntsville, Alabama that employ approximately 3,000 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation and technical support. DIRECTV U.S. continues to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Satellite Insurance

DIRECTV U.S. uses launch and in-orbit insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. DIRECTV U.S. does not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite.

Launch Insurance.    Launch insurance typically covers the time frame from intentional ignition of the launch vehicle through separation of the satellite from the launch vehicle. For example, if the satellite is lost during launch or the satellite fails to achieve the proper orbital location, DIRECTV U.S. would expect to receive payment for the full insured amount. If the satellite experiences a partial loss of its communications capacity as a result of a launch vehicle malfunction, DIRECTV U.S. would expect to receive the payment for a portion of the insured amount.

The premium on a launch insurance policy can vary considerably based on the past historical performance of the launch vehicle and other market conditions. Based upon DIRECTV U.S.’ experience, premiums in the industry generally range from 15% to 30% of the insured amount for a policy covering the launch and one year of in-orbit coverage thereafter. Payment for launch insurance policies is made prior to launch.

DIRECTV U.S. has been evaluating whether to purchase launch insurance for the three satellites it expects to launch in 2005 (SPACEWAY 1, SPACEWAY 2 and DIRECTV 8). Although DIRECTV U.S. has purchased

THE DIRECTV GROUP, INC.

launch insurance for all of its previous satellites, based on information relating to premiums for such insurance and other considerations, DIRECTV U.S. currently anticipates that it will not purchase launch insurance for any of these satellites. However, DIRECTV U.S. may reconsider this decision for any or all such satellites, prior to launch.

In-Orbit Insurance.    As of December 31, 2004, DIRECTV U.S. had in-orbit insurance coverage for an aggregate amount of approximately $466 million for two of its satellites in orbit. In-orbit insurance coverage is typically for an amount comparable to launch insurance levels and generally decreases over time, based on the declining book value of the satellite. Historically, in-orbit policies have covered a period ranging from one to five years. Based on our experience, insurers today typically offer in-orbit policies that last one year or less. In-orbit policies generally provide for payment of the full insured amount if the satellite fails to maintain orbit, the satellite fails to perform in accordance with certain design specifications or 75% or more of the satellite’s communications capacity is lost. In addition, in-orbit policies generally provide for partial payment of losses if less than 75% of the satellite’s communications capacity is lost, in each case subject to applicable deductions and exclusions.

Based upon DIRECTV U.S.’ experience, the premium for an in-orbit policy often varies from 2% to 3% per year of the insured amount. However, the premium can exceed this range depending upon the historical performance of a satellite model, the current health status of the satellite and the introduction of new satellite technology. DIRECTV U.S. does not currently expect to purchase in-orbit insurance for the three satellites it plans to launch in 2005.

NRTC and Pegasus Acquisitions

Pursuant to an agreement entered into in 1992 with the NRTC, the NRTC had the exclusive right to distribute DIRECTV services transmitted from 27 of the 32 frequencies located at 101 WL to customers located primarily in rural areas of the United States. The NRTC separately contracted with its members and affiliates, including Pegasus Satellite Television, Inc., or Pegasus, to provide them with rights to market and sell these services. The NRTC paid DIRECTV U.S. a fee on the revenues from these services, which were branded using the DIRECTV name pursuant to a trademark license agreement between DIRECTV U.S. and the NRTC. DIRECTV U.S. had also separately contracted with the NRTC and Pegasus, the NRTC’s largest affiliate, and permitted each of them to market and sell services, including premium services, transmitted from the other five frequencies located at the 101 WL orbital slot, as well as frequencies located at the 110 WL and 119 WL orbital slots. For these separately contracted services, the NRTC and Pegasus paid DIRECTV U.S. a percentage of the subscriber revenues they generated.

In 1999, the NRTC filed various lawsuits against DIRECTV U.S., and in 2000, the NRTC members, as a class, and Pegasus separately, filed various lawsuits against DIRECTV U.S. These lawsuits alleged, among other things, that DIRECTV U.S. breached the above-described agreement and sought damages and other relief. In August 2003, the NRTC and the class agreed to a settlement, which was approved by the court in January 2004. The Pegasus claims then remained outstanding.

Separately in 2001, DIRECTV U.S. sued Pegasus to recover $54 million plus interest, which DIRECTV U.S. claimed Pegasus owed to it under the marketing agreement. In May 2004, judgment in favor of DIRECTV U.S. in the amount of $63 million was entered and on June 1, 2004, Pegasus’ claims against DIRECTV U.S. were dismissed by the court.

Effective June 1, 2004, DIRECTV U.S. and the NRTC agreed to end the NRTC’s exclusive DIRECTV service distribution agreement and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC $4.4 million per month through June 2011. As a result of this agreement, DIRECTV U.S. now has the right to sell its services in all territories across the United States. Additionally, DIRECTV U.S. provided the NRTC’s 96 members and affiliates who possessed such distribution rights, excluding Pegasus, the option to

THE DIRECTV GROUP, INC.

retain their subscribers with substantially the same terms and conditions as they had prior to the NRTC transaction, or sell their subscribers to DIRECTV U.S. for $1,050 per subscriber payable at the member’s option in a lump-sum or over seven years plus interest. All such NRTC members and affiliates, representing approximately 357,000 subscribers, excluding Pegasus, elected to sell their subscribers to DIRECTV U.S. As part of this agreement, DIRECTV U.S. provided the selling members and affiliates, along with NRTC members who were not currently engaged in DIRECTV service distribution, the rights to execute a DIRECTV retailer agreement and, if desired, a DIRECTV service agreement. The DIRECTV service agreement contains the terms upon which such parties provide customer service and billing to those DIRECTV customers they activate.

On June 2, 2004, Pegasus and certain affiliated entities filed a voluntary petition for Chapter 11 bankruptcy and also filed various claims against us, DIRECTV U.S. and the NRTC. On July 30, 2004, we entered into certain arrangements with Pegasus and certain other related entities, whereby DIRECTV U.S. agreed to purchase the primary DBS assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. As part of these arrangements, we along with Pegasus, certain affiliated entities, NRTC, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties entered into a Global Settlement Agreement pursuant to which such parties agreed, effective upon the closing of the asset sale, to release each other for the unsettled claims between the parties. These transactions were approved by the bankruptcy court and completed on August 27, 2004. In these transactions, DIRECTV U.S. acquired approximately 1.1 million subscribers activated through Pegasus and certain other assets and DIRECTV U.S. paid $773.0 million in cash, which is the total purchase price net of amounts owed by Pegasus for programming and other services, and the May 2004 $63 million judgment in favor of DIRECTV U.S.

For further discussion of the legal proceedings, see Note 21 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Form 10-K, which we incorporate herein by reference.

Competition

DIRECTV U.S.’ industry is highly concentrated and DIRECTV U.S. faces substantial competition. Its competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, wireless companies, DTH companies, RBOCs and companies that are developing new technologies. Many of DIRECTV U.S.’ competitors have access to substantially greater financial and marketing resources than it has. DIRECTV U.S. believes that the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of a broadband Internet service, customer service and price are the key elements for gaining and maintaining market share.

•	Cable Television. DIRECTV U.S. encounters substantial competition in the MVPD industry from cable television companies. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. According to the National Cable & Telecommunications Association, as of the end of 2004, 108 million of the 110 million U.S. television households, or 97%, are passed by cable. Of the 110 million U.S. television households, approximately 74 million, or 67%, are currently subscribers to cable. In addition, most cable providers are completing network upgrades that allow for enhanced service offerings such as digital cable, high-definition local channels, broadband Internet access and telephony services. Cable companies bundle these services with their basic services, offering discounts and providing one bill to the consumer.

•	Other DBS and Direct-To-Home Satellite System Operators. DIRECTV U.S.’ primary DBS competitor is EchoStar Communications Corporation, or EchoStar. DIRECTV U.S. also faces competition from Cablevision Communications, Inc., which launched commercial service of VOOM, focused on high-definition programming, through its Rainbow DBS unit in the fourth quarter of 2003. EchoStar announced an agreement to purchase certain of VOOM’s DBS assets and licenses on January 20, 2005.

THE DIRECTV GROUP, INC.

Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States. SES Americom, Inc., or SES, for example, is the licensee of U.S. frequencies that can be used to offer DTH service, and has petitioned the FCC for a declaratory ruling to allow it to provide DBS service using frequencies assigned to it by the Government of Gibraltar and the United Kingdom.

•	RBOCs. Recently, several RBOCs have announced plans to spend billions of dollars to upgrade their infrastructure by replacing their older copper wire telephone lines with high-speed fiber optic lines. If deployed successfully, these fiber lines will provide the RBOCs with significantly greater capacity enabling them to offer new and enhanced services such as video programming and Internet access at much greater speeds. In the fourth quarter of 2004, SBC announced plans to upgrade approximately 18 million of its customers by 2007 and Verizon announced a target of three million upgraded homes by the end of 2005. Similar to the cable companies, the RBOCs expect to offer their customers multiple services at a discount on one bill.

•	Terrestrial Ku-Band Multi-channel Video and Data Distribution Services (MVDDS). In January 2004, the FCC commenced an auction for licenses to transmit video and data applications terrestrially in Ku-band frequencies that support DBS operations. Two companies, DTV Norwich, affiliated with Cablevision, and South.com, affiliated with EchoStar, among others, purchased licenses to use this spectrum in selected cities across the United States, which will likely be used to complement EchoStar’s other DBS offerings. Other auction winners may use this spectrum to offer terrestrial video or broadband services in competition with DIRECTV U.S. Tests sponsored by the FCC have shown that the terrestrial use of this spectrum may interfere with the programming signals DIRECTV U.S. delivers to its customers, which DIRECTV U.S. believes could delay or prevent the initiation of the new terrestrial video or broadband services.

•	Other Terrestrial Wireless and Wired Providers. Broadband services providers, wireless cable systems, private cable or satellite master antenna television systems, and video services currently offer or could offer in the future MVPD and program distribution technologies in competition with DIRECTV U.S.

•	VHF/UHF Broadcasters. Most areas of the U.S. can receive traditional terrestrial VHF/UHF television broadcasts of between three and ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming typically free of charge. The FCC has allocated additional digital spectrum to licensed broadcasters. At least during a transition period, each existing television station will be able to retain its present analog frequencies and also transmit programming on a digital channel that may permit multiple programming services per channel.

DIRECTV LATIN AMERICA

DTVLA is a leading provider of digital DTH digital television services throughout Latin America, which includes South America, Central America, Mexico and the Caribbean. DTVLA provides a wide selection of high-quality local and international programming under the DIRECTV brand to approximately 1.6 million subscribers in 28 countries throughout the region of which approximately 86% are located in Brazil, Mexico, Venezuela, Argentina and Puerto Rico. The pay television and other emerging broadband video and data markets in Latin America are highly competitive. In each of DTVLA’s markets, it competes primarily with other providers of pay television, who distribute their programming by cable, terrestrial microwave systems, traditional over the air broadcasting or DTH satellite pay television. DTVLA competes primarily on the basis of programming selection, price and quality. In most of the markets in which DTVLA operates, cable services have been in commercial operation longer than other pay television platforms, and have established large subscriber bases and widespread brand recognition. Cable operators are also generally able to offer their subscribers lower

THE DIRECTV GROUP, INC.

upfront installation and connection fees than DTH satellite pay television providers. Subscribers to satellite pay television services, such as DTVLA’s, also generally pay higher monthly programming fees due to a greater number of channels, higher quality video and audio output and greater variety of programming and premium programming packages.

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC’s Plan of Reorganization, which became effective on February 24, 2004. Also effective February 24, 2004, we made a contribution of certain claims, loans, equity and other interests in LOCs selling the DIRECTV service in Latin America, and converted certain debt into equity, which increased our equity interest in the restructured DLA LLC from 74.7% to approximately 85.9%. Darlene Investments LLC, or Darlene, one of DLA LLC’s founders, which also contributed its equity and other interests in various LOCs, holds the remaining approximately 14.1% equity interest in the restructured DLA LLC. The restructuring in bankruptcy and the contributions by us and Darlene provided DLA LLC with direct control of the most significant LOCs and assets.

On October 8, 2004, we entered into a series of transactions with News Corporation, Televisa, Globo and Liberty that provide for the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. Total cash consideration for the equity interests in the Sky Latin America platforms is approximately $580 million, of which we paid $398 million in October 2004. The remainder is subject to adjustment and will be paid at the completion of the transactions.

In Brazil, DIRECTV Brasil and Sky Brasil have agreed to merge, with DIRECTV Brasil’s customers migrating to the Sky Brasil platform. In addition, we intend to acquire the interests of News Corporation and Liberty in Sky Brasil upon completion, acquiring in excess of 70% of the merged platform. The transactions in Brazil are subject to local regulatory approval which has been requested but not yet granted. We intend to consolidate the operations of Sky Brasil only upon receipt of approval from the appropriate regulatory bodies. If we do not obtain required regulatory approvals, we may consider selling or shutting down DIRECTV Brasil with the expectation that following such an alternative transaction, we would be able to obtain regulatory approval to purchase the interests of News Corporation and Liberty in Sky Brasil.

In Mexico, DTVLA’s local affiliate, DIRECTV Mexico, is in the process of closing its operations and has sold its subscriber list to Sky Mexico. In addition, we will acquire the interest of News Corporation and, jointly with Televisa, the interest of Liberty in Sky Mexico. We will receive up to a 15% equity interest in Sky Mexico as consideration for DIRECTV Mexico’s subscriber list, which is expected to occur in late 2005. The amount of equity we expect to receive is impacted by the successful migration and retention of DIRECTV Mexico’s subscribers to Sky Mexico and is subject to final verification. Upon consummation of these transactions, we anticipate having an equity interest of approximately 43% in Sky Mexico, which will not be a controlling interest.

In the rest of the region, we have acquired the interests of News Corporation and Liberty and have agreed to acquire the interests of Globo and Televisa in Sky Multi-Country Partners and certain related businesses, which own DTH platforms in Colombia and Chile. DTVLA intends to migrate the Sky Colombia and Sky Chile subscribers to the DTVLA platform in 2005. However, the transaction in Colombia is subject to local regulatory approval.

Darlene has filed suit alleging fraud, self-dealing and violation of fiduciary, contractual and other duties against us and certain of our subsidiaries (including DLA LLC), News Corporation and others seeking, among other things, injunctive relief to preclude DLA LLC from consummating the Sky Transactions. See Item 3, Legal Proceedings for more information regarding this case.

THE DIRECTV GROUP, INC.

HUGHES NETWORK SYSTEMS

After two separate divestitures completed in 2004, HNS is now primarily focused on providing broadband satellite networks and services via its core enterprise VSAT business. HNS’ other businesses include consumer DIRECWAY (a satellite broadband service), mobile satellite and carrier networks, as well as the portion of the SPACEWAY satellite platform that is under development and that will not be used for DIRECTV U.S.’ DTH business.

In June 2004, we completed the sale of HNS’ set-top receiver manufacturing operations to Thomson for $250.0 million in cash. In connection with the sale, DIRECTV U.S. entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. Also in June 2004, we received $226.5 million in cash for the sale of HNS’ approximately 55% ownership interest in HSS to Flextronics.

In December 2004, we announced an agreement to sell a 50% interest in a new entity that will own substantially all of the remaining net assets of HNS to SkyTerra. We will receive $251.0 million in cash, which is subject to a closing adjustment, and 300,000 shares of SkyTerra common stock. We recorded a pre-tax charge of $190.6 million in the fourth quarter of 2004 related to this transaction. We expect the SkyTerra transaction to close in the first half of 2005 and it is subject to certain regulatory approvals, receipt of financing and other customary closing conditions.

HNS faces global competition in the enterprise VSAT market, principally from Gilat Satellite Networks Ltd. and ViaSat Inc., as well as from competitors employing terrestrial technologies such as frame relay and optical fiber. HNS’ consumer DIRECWAY business faces competition from satellite providers and other terrestrial providers like cable companies using cable modems, and RBOCs using DSL technology.

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES

We review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances and divestitures in order to continue to compete effectively, improve our financial results, grow our business and allocate our resources efficiently. We also consider periodically making equity investments in companies with which we can jointly provide services to our customers.

REGULATION

We are subject to U.S. government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies, state and local authorities and the International Telecommunications Union, or ITU, a specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

This section sets forth a summary of regulatory issues pertaining to our operations and is not intended to describe all present and proposed government regulation and legislation affecting the MVPD industry or our business.

FCC Regulation Under the Communications Act.    The Communications Act gives the FCC broad authority to regulate the operations of our company.

The ownership and operation of our DBS/DTH system is regulated by the FCC primarily for:

•	the licensing of DBS and DTH satellites, earth stations and ancillary authorizations;

THE DIRECTV GROUP, INC.

•	the assignment of frequencies and orbital slots, the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite;

•	compliance with the terms and conditions of assignments and authorizations, including required timetables for construction and operation of satellites;

•	avoidance of interference by and to DBS/DTH operations with operations of other entities that make use of the radio spectrum; and

•	compliance with the Communications Act and FCC rules governing U.S.-licensed DBS and DTH systems.

The FCC grants authorizations to satellite operators that meet its legal, technical and financial qualification requirements. The FCC conditions such authorizations on satisfaction of ongoing due diligence, construction, reporting and related obligations.

All of DIRECTV U.S.’ satellites and earth stations are licensed by the FCC. While the FCC generally issues DTH space station licenses for a fifteen-year term, DBS space station and earth station licenses are generally issued for a ten-year term, which is less than the useful life of a healthy direct broadcast satellite. Upon expiration of the initial license term, the FCC has the option to renew a satellite operator’s license or authorize an operator to operate for a period of time on special temporary authority, or decline to renew the license. If the FCC declines to renew the operator’s license, the operator is required to cease operations and the frequencies it was previously authorized to use would revert to the FCC.

Currently we have several applications pending before the FCC, including applications to offset our Ka-band DTH satellites slightly from their nominal 99 WL and 103 WL orbital locations, to launch and operate DIRECTV 10 and DIRECTV 11, our two next-generation Ka-band DTH satellites, and to extend or waive certain milestones with respect to our Ka-band authorizations. In general, the FCC’s approval of these applications is required for us to continue to expand our offering of local-into-local service (as described below) in high-definition format into additional local television markets. We may not obtain these approvals in a timely fashion or at all.

As a DBS/DTH licensee and operator, we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

•

Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.    The Satellite Home Viewer Improvement Act, or SHVIA, allows satellite carriers to retransmit the signals of local broadcast television stations in the stations’ local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVIA, as recently amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber’s local television market) only to “unserved households.” A subscriber qualifies as an “unserved household” if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVERA imposes a number of new notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be “significantly viewed.” In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC’s interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit distant network and superstation signals, reduce the number of our existing or future customers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or

THE DIRECTV GROUP, INC.

injunctions. In addition, the FCC’s sport blackout requirements, which apply to all distant network signals, may require costly upgrades to our system.

•	Must Carry Requirement. SHVIA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the new statutory copyright license in a local market to carry upon request the signals of all television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVIA’s must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC’s interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC is currently assessing whether cable operators, and possibly DBS operators, must engage in “dual carriage” of local broadcast signals as these broadcasters upgrade their signals to digital transmission. In addition, the FCC is assessing the degree to which satellite carriers are capable of carrying HDTV signals, or multicast digital standard-definition channels, of local broadcasters, and the extent to which the Communications Act requires mandatory carriage of such signals. Compliance with must carry rules may also mean that we may not be able to use capacity that could otherwise be used for new or additional national programming services.

•	Public Interest Requirement. Under a requirement of the Communications Act, the FCC has imposed certain public interest obligations on DBS operators, including a requirement that such providers set aside four percent of channel capacity exclusively for noncommercial programming of an educational or informational nature, for which we must charge programmers below-market rates and for which we may not impose additional charges on subscribers. FCC rules also require us to comply with a number of political broadcasting requirements to which broadcasters are subject under the Communications Act. We believe that we are in compliance with all of these requirements, but some of them require our interpretations, which we believe are reasonable and consistent with industry practice. However, if we are challenged, the FCC may not agree with our interpretations. In addition, the FCC could, in the future, attempt to impose additional public interest or content requirements on us, for example, by seeking to impose its rules on indecent programming and children’s programming.

•	Geographic Service Rules. The FCC requires DBS licensees to comply with certain geographic service obligations intended to foster the provision of DBS service to subscribers residing in the states of Alaska and Hawaii. We believe that we are in compliance with these rules, but the State of Hawaii has filed a petition for administrative sanctions against us taking a contrary view, and urging the FCC to take enforcement action against us. A satellite television dealer named MicroCom has also requested the FCC to examine our quality of service to Alaska and Hawaii. We cannot be sure that the FCC will agree with our view that we are in compliance with the agency’s geographic services rules, or that the FCC will not require us to make potentially cumbersome and costly changes to our offerings.

•

Spectrum Allocation and License Assignment Rules.    We depend upon the FCC’s allocation of sufficient DBS frequencies and assignment of DBS licenses in order to operate our business. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we have obtained additional DTH service capacity and continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity. In addition, unlike other satellite services, the FCC has moved to a system of competitive bidding to assign licenses for additional DBS frequencies. For example, the FCC has announced an auction of the two remaining DBS frequencies at an eastern DBS orbital location, but has determined that any licensee

THE DIRECTV GROUP, INC.

currently operating satellites at an orbital location capable of providing DBS service to all 50 states will be ineligible to participate in that auction or obtain control over those frequencies for a period of four years. There can be no assurance that we will be deemed eligible to participate in future auctions, or that if we participate we will prevail and obtain additional DBS capacity.

•	Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry. The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-band-based fixed satellite services. In the same proceeding, the FCC concluded that MVDDS can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service, as well. While the FCC has established service and technical rules to govern the non-geostationary orbit and MVDDS services to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and the introduction of such services into spectrum used by us for DBS service may have a material adverse impact on our operations. A number of aspects of these rules remain subject to judicial review.

On April 25, 2002, SES requested a declaratory ruling that it is in the public interest for it to deliver satellite capacity to third parties to allow such parties to provide DTH programming services to consumers in the United States and certain British overseas territories in the Caribbean. SES proposes to employ a satellite purportedly licensed by the Government of Gibraltar to operate in the same DBS uplink and downlink frequency bands as us, from an orbital position that is located in between two orbital locations where we have already positioned our satellites. We have opposed FCC consideration of SES’ petition, and believe that SES’ satellite, if located and operated as currently proposed by SES, would cause interference to our current and planned operations and impose a significant constraint on the further growth of DIRECTV U.S.’ DBS service. Other foreign operators have followed SES in filing for satellites at the ITU that have U.S. coverage, which could interfere with us or require us to undertake an international coordination process that could result in constraints on our operations or service growth. On December 28, 2004, one such operator, Spectrum Five LLC, requested a declaratory ruling similar to the one sought by SES. In addition, EchoStar has filed U.S. applications before the FCC to introduce additional satellites between our operating and planned satellites which, if granted, similarly could constrain our operations or service growth. The FCC currently is considering whether to hold a rulemaking proceeding to address these developments, and we cannot predict whether the FCC will do so or the effect of such a proceeding on our business.

The FCC also recently adopted rules that require satellite operators to take certain measures to mitigate the dangers of orbital debris. Among other things, these rules impose certain requirements for satellite design and end-of-life disposal maneuvers for all satellites launched after March 18, 2002, which includes DIRECTV 7S. We believe that we are in compliance with all of these requirements and will continue to be able to comply with them going forward, but the requirements for end-of-life disposal could result in a slight diminution in the operational life of each new satellite.

•

FCC Conditions Imposed In Connection With the News Corporation Transactions.    The FCC approved the News Corporation transactions in December 2003. In doing so, the FCC imposed a number of regulatory conditions on us and News Corporation, some of which directly or indirectly affect our business. In particular, the FCC has imposed on us program carriage conditions, intended to prevent discrimination against all forms of unaffiliated programming; certain program access conditions, intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service; a requirement that we provide, by the end of 2004, local broadcast channels to subscribers in an additional 30 local markets beyond what had been previously funded, projected or planned by us, for a total of up to 130 local markets; and conditions intended to mitigate national security, law enforcement, foreign policy and trade policy concerns. We achieved compliance with the requirement to offer local service in at least 130 markets by December 2004, using DIRECTV U.S.’

THE DIRECTV GROUP, INC.

DIRECTV 5 satellite at a DBS orbital slot allocated to Canada under the ITU’s rules. We cannot predict what effect our compliance with or the FCC’s enforcement of the remaining conditions will have on our business.

•	International Telecommunications Union Rules. We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations. We are further required to bring satellites into use at our assigned orbital locations within certain timeframes in order to enjoy protection from interference caused by systems licensed by other countries. With respect to our FCC licenses to operate Ka-band satellites at the 99 WL, 101 WL, and 103 WL orbital locations, we must begin regular operations at each location by June 25, 2005 in order to preserve our international priority over other systems. We have nearly completed construction of the satellites intended for those three locations, and have arranged for three launches scheduled during the spring of 2005. However, there can be no assurance that we will be able to satisfy the ITU’s requirements for bringing the assigned locations into use in a timely manner.

•	Other Legal and Regulatory Requirements. DBS/DTH providers are subject to other federal regulatory requirements, such as Federal Trade Commission and FCC telemarketing rules and subscriber privacy rules similar to those governing other MVPDs. In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of DTH satellite services, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies, such as zoning commissions and private organizations, such as homeowners associations, on the placement of DBS dish receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver of FCC rules if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of the provision of DBS service, taxation at the state level is permissible, and many states have imposed such taxes. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices. These matters are generally resolved in the ordinary course of business.

INTELLECTUAL PROPERTY

All DIRECTV Group companies maintain active programs for identifying and protecting the important intellectual property of the company. With the exception of certain U.S. trademark registrations held by DIRECTV U.S., we own all of our intellectual property for the benefit of our company and our subsidiaries.

We believe that our growing portfolio of pending and issued patents are important assets. We presently hold over 1,500 issued patents worldwide relating to our past and present businesses, including over 100 patents developed by, or otherwise relating to the businesses of, DIRECTV U.S. We hold a worldwide portfolio of over 720 registered trademarks, including over 450 foreign registrations related to the DIRECTV name and the Cyclone Design. In addition, DIRECTV U.S. holds over 73 U.S. and Canadian trademark registrations relating to its business, including registrations of the primary “DIRECTV” and Cyclone Design trademarks. These trademarks are licensed royalty-free to third parties for use in support of DIRECTV U.S.’ business. Both the company and DIRECTV U.S. actively protect the important patents and trademarks of the companies against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental

THE DIRECTV GROUP, INC.

management structure designed to facilitate and support our compliance with these requirements and attempts to maintain complete compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2005. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

SEGMENT REPORTING DATA

Operating segment and principal geographic area data for 2004, 2003 and 2002 are summarized in Note 20 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Form 10-K, which we incorporate herein by reference.

EMPLOYEES

As of December 31, 2004, we had approximately 11,800 employees. We believe that our employee relations are good. None of our employees are represented by labor unions.

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

In addition, our subsidiary, DIRECTV U.S., is a separate registrant with the SEC. You can access DIRECTV U.S.’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished, if any, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge through our website at www.directv.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

ITEM 2.    PROPERTIES

As of December 31, 2004, we had approximately 52 locations operating in 17 states and 30 cities in the United States and approximately 23 additional locations operating in 21 cities in 12 countries outside the United States. At such date, we owned approximately 1.3 million square feet of space and leased an additional 1.9 million square feet of space. The major locations of the DIRECTV U.S. segment include five administrative

THE DIRECTV GROUP, INC.

offices, two broadcast centers and three call centers. The major locations of the DIRECTV Latin America segment include six administrative offices, three broadcast centers and two call centers. The Network Systems segment’s major locations include five administrative offices, one network operations center and two manufacturing and distribution facilities. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2004 or subsequent thereto, but before the filing of this report, are summarized below:

Independent Retailer Litigation.    In April 2001, Robert Garcia, doing business as Direct Satellite TV, an independent retailer of DIRECTV System equipment, instituted arbitration proceedings against DIRECTV U.S. in Los Angeles, California regarding commissions and certain chargeback disputes. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV U.S. in Los Angeles County Superior Court asserting the same claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleges $300 million in class-wide damages and seeks certification of a class of plaintiffs to proceed in arbitration with court oversight. In February 2004, the trial court compelled the matter to arbitration and relinquished all jurisdiction in connection with the case. The matter is now pending before the American Arbitration Association.

* * *

On May 18, 2001, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV U.S. in Oklahoma State Court, alleging claims similar to those in the above-described Garcia matter on behalf of all DIRECTV U.S. dealers. The plaintiffs seek unspecified damages and injunctive relief. After several procedural hearings and orders, the matter is now pending before the American Arbitration Association.

* * *

Intellectual Property Litigation.    On June 23, 2004, Acacia Media Technologies Corporation, or Acacia, filed suit in the U.S. District Court for the Northern District of California against The DIRECTV Group, Inc., Comcast Corporation, Cox Communications, Inc., Hospitality Network, Inc., Charter Communications, Inc., EchoStar Communications Corporation, Boulder Ridge Cable TV d/b/a Starstream Communications, Seren Innovations, Inc. and Central Valley Cable TV, LLC, alleging infringement of various patents and seeking unspecified damages and injunctive relief. The defendants, including us, have answered by asserting that the patents are not infringed, not valid, and not enforceable on numerous grounds and intend to vigorously defend against these claims. Activity is now stayed pending outcome of requests by Acacia to combine the action with others as a multi-district litigation.

* * *

On December 5, 2000, Personalized Media Communications, LLC and Pegasus Development Corporation filed suit in the U.S. District Court for the District of Delaware against DIRECTV, Inc., The DIRECTV Group, Inc., Thomson Consumer Electronics and Philips Electronics North American Corp., alleging patent infringement and seeking unspecified damages and injunctive relief. On May 14, 2003, the court stayed the case pending outcome of reexaminations of the patents by the U.S. Patent Office.

* * *

On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc. and DIRECTV Operations, LLC, which we

THE DIRECTV GROUP, INC.

refer to together in this paragraph as the “DIRECTV defendants,” The DIRECTV Group, Inc., Thomson Inc., EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation, alleging patent infringement and seeking unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserts to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. On July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants, us and DIRECTV system manufacturers under all asserted claims of the patents in the case. Judgment for all defendants dismissing all claims of infringement and awarding costs to defendants was entered on July 25, 2002. On February 12, 2004, the Court of Appeals for the Federal Circuit affirmed the decision in part and reversed in part, and remanded the action for further proceedings.

* * *

On April 18, 1997, International Electronics Technology Corp. filed suit in the U.S. District Court for the Central District of California against DIRECTV, Inc., Hughes Aircraft Co., and Thomson Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction. Plaintiff has asserted an interpretation of the claims at issue that relates to conditional access technology, and DIRECTV, Inc. has turned over the defense to NDS Limited. Trial has not yet been scheduled. DIRECTV, Inc. has raised defenses of non-infringement and/or invalidity.

* * *

CAS 413 Administrative Proceedings.    As part of the combination of our defense business with Raytheon Company, or Raytheon, in 1997 and the sale of our satellite systems manufacturing businesses to The Boeing Company, or Boeing, in 2000, transfers were made from our retirement plans to the retirement plans of the buyer in each case of actuarial accrued liabilities and pension assets, including an appropriate portion of any pension surplus attributable to the businesses. The Defense Contract Management Agency, or DCMA, of the U.S. Department of Defense objected to our calculation of the appropriate pension surplus transferred in these sales under Cost Accounting Standard 413, or CAS 413, which addresses the treatment of pension assets in such cases. The DCMA issued a Finding of Noncompliance with CAS 413 on September 30, 2003 in the Raytheon transaction and on October 6, 2003 in the Boeing transaction. We responded timely to both findings. On December 12, 2003, the DCMA issued a Final Decision and Demand of Payment related to the Raytheon transaction of approximately $69 million, including interest. We also anticipate an adverse decision by the DCMA on the Boeing transaction.

On September 3, 2004, we filed a complaint in the U.S. Court of Federal Claims, The DIRECTV Group, Inc. v. United States, Case No. 04-1414C, seeking a determination that we have no liability for any segment claims adjustment in connection with the Raytheon and Boeing transactions. The government filed its Answer and Counterclaim on December 17, 2004, seeking an unspecified segment claims adjustment amount plus interest for the Raytheon transaction. We filed a Reply to Counterclaim on January 6, 2005.

We contend that we have complied with CAS 413 and no further amount is due to the U.S. government. We believe our position is supported by the Teledyne decisions of the U.S. Court of Federal Claims and Court of Appeals for the Federal Circuit interpreting CAS 413. The U.S. Supreme Court, on December 1, 2003, denied a writ of certiorari challenging the circuit court’s Teledyne decision.

* * *

Darlene Litigation.    On October 18, 2004, Darlene filed suit in the circuit court of Miami-Dade County, Florida, against us and certain of our subsidiaries (including DLA LLC), News Corporation and others. We and certain of the other defendants have removed this matter to the U.S. District Court for the Southern District of Florida. The suit alleges fraud and violation of fiduciary, contractual and other duties owed Darlene and to DLA LLC by one or more of the defendants.

THE DIRECTV GROUP, INC.

Among other things, Darlene alleges that one or more of the defendants engaged in self-dealing for several years, and the Sky Transactions were negotiated in a manner and yielded a result that was unfair to DLA LLC and its members. Darlene further alleges that we entered into an oral put agreement which would have required DLA LLC to acquire Darlene’s interest in DLA LLC based on a specific pricing formula and that Darlene was fraudulently induced to release its rights under that put and other rights. Darlene seeks injunctive relief to preclude DLA LLC from consummating the Sky Transactions, $1 billion in damages and other relief. As part of the Sky Transactions, we have agreed to indemnify News Corporation against certain claims, including claims by Darlene against News Corporation. We believe Darlene’s claims are without merit and intend to vigorously defend against these claims.

* * *

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

* * *

THE DIRECTV GROUP, INC.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is publicly traded on the NYSE under the symbol “DTV.” The following table sets forth for the quarters indicated the high and low sales prices for our common stock, as reported on the NYSE Composite Tape.

For the period from January 1, 2003 through December 22, 2003, the table reflects the performance of the GM Class H common stock, which was listed on the NYSE under the symbol “GMH.” The GM Class H common stock was a tracking stock intended to reflect the financial performance of our company prior to our split-off from GM. For the period from December 23, 2003 through March 16, 2004, the table reflects the performance of Hughes Electronics Corporation common stock which was listed on the NYSE under the symbol “HS” during that period. On March 16, 2004, we changed our name to The DIRECTV Group, Inc. Effective on March 17, 2004, our ticker symbol was changed to “DTV.”

2004	High	Low
First Quarter	$18.05	$14.70
Second Quarter	18.81	15.60
Third Quarter	17.77	15.72
Fourth Quarter	18.25	15.52

2003	High	Low
First Quarter	$12.41	$9.40
Second Quarter	13.56	10.17
Third Quarter	15.10	12.74
Fourth Quarter	16.91	14.25

As of the close of business on February 23, 2005, there were approximately 127,838 holders of record of our common stock.

Subject to the preferential and other dividend rights of any outstanding series of our preferred stock, holders of our common stock are entitled to such dividends and other distributions in cash, stock or property as may be declared by our Board of Directors in its sole discretion. There were no shares of our preferred stock outstanding at December 31, 2004.

Except for the $275 million special cash dividend paid to GM in connection with the split-off, no dividends on our common stock were declared by our Board of Directors for more than five years. We have no current plans to pay any dividends on our common stock. We currently expect to retain our future earnings, if any, for the development of our businesses or other corporate purposes.

Our subsidiary, DIRECTV U.S., is subject to restrictive covenants under its credit facilities. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

Information regarding compensation plans under which our equity securities may be issued is included in Item 12 through incorporation by reference to the Proxy Statement for the Annual Meeting of Stockholders of the Company scheduled to be held on June 1, 2005.

THE DIRECTV GROUP, INC.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended and As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$11,360.0	$9,372.2	$8,185.4	$7,498.3	$6,381.0
Total operating costs and expenses	13,479.4	9,509.7	8,595.0	8,293.0	7,078.7

Operating loss	$(2,119.4)	$(137.5)	$(409.6)	$(794.7)	$(697.7)

Loss from continuing operations before cumulative effect of accounting changes	$(1,056.4)	$(375.3)	$(114.9)	$(565.2)	$(447.0)
Income (loss) from discontinued operations, net of taxes	(582.3)	78.1	(97.6)	(49.0)	1,260.0
Cumulative effect of accounting changes, net of taxes	(310.5)	(64.6)	(681.3)	(7.4)	—

Net income (loss)	(1,949.2)	(361.8)	(893.8)	(621.6)	813.0
Preferred stock dividends	—	—	(46.9)	(96.4)	(97.0)

Net Income (Loss) Attributable to Common Stockholders	$(1,949.2)	$(361.8)	$(940.7)	$(718.0)	$716.0

Consolidated Balance Sheet Data:
Total assets	$14,324.4	$19,037.4	$17,986.7	$21,015.0	$21,111.6
Long-term debt	2,409.5	2,434.8	40.0	238.8	495.0
Preferred stock	—	—	914.1	1,498.4	1,495.7
Total stockholders’ equity	7,507.1	9,631.1	9,977.1	11,071.9	12,326.1

Basic and Diluted Loss Per Common Share:
Loss from continuing operations before cumulative effect of accounting changes	$(0.77)	$(0.27)	$(0.12)	$(0.51)	$(0.42)
Weighted average number of common shares outstanding (in millions)	1,384.8	1,382.5	1,343.1	1,300.0	1,297.0

Reference	should be made to the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE DIRECTV GROUP, INC.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:

Revenues	$11,360.0	$9,372.2	$8,185.4
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Broadcast programming and other costs of sale	4,996.5	4,510.5	4,214.3
Subscriber service expenses	779.9	656.5	643.7
Subscriber acquisition costs:
Third party customer acquisitions	2,009.8	1,439.6	1,385.7
Direct customer acquisitions	694.0	395.4	189.8
Upgrade and retention costs	1,002.4	412.0	277.5
Broadcast operations expenses	196.7	197.3	131.3
General and administrative expenses	1,268.9	1,143.5	1,076.0
Asset impairment charges	1,693.2	—	—
Depreciation and amortization expense	838.0	754.9	676.7

Total Operating Costs and Expenses	13,479.4	9,509.7	8,595.0

Operating Loss	(2,119.4)	(137.5)	(409.6)
Other income (expense)	359.3	(340.2)	254.4
Income tax benefit	690.6	104.3	42.2
Minority interests in net (earnings) losses of subsidiaries	13.1	(1.9)	(1.9)

Loss from continuing operations before cumulative effect of accounting changes	(1,056.4)	(375.3)	(114.9)
Income (loss) from discontinued operations, net of taxes	(582.3)	78.1	(97.6)

Loss before cumulative effect of accounting changes	(1,638.7)	(297.2)	(212.5)
Cumulative effect of accounting changes, net of taxes	(310.5)	(64.6)	(681.3)

Net Loss	(1,949.2)	(361.8)	(893.8)
Preferred stock dividends	—	—	(46.9)

Net Loss Attributable to Common Stockholders	$(1,949.2)	$(361.8)	$(940.7)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations before cumulative effect of accounting changes	$(0.77)	$(0.27)	$(0.12)
Income (loss) from discontinued operations, net of taxes	(0.42)	0.06	(0.07)
Cumulative effect of accounting changes, net of taxes	(0.22)	(0.05)	(0.51)

Net Loss	$(1.41)	$(0.26)	$(0.70)

Weighted average number of common shares outstanding (in millions)-Basic and Diluted	1,384.8	1,382.5	1,343.1

		December 31,
		2004	2003
		(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents		$2,830.0	$1,779.5
Total current assets		4,771.1	10,415.6
Total assets		14,324.4	19,037.4
Total current liabilities		2,694.5	5,899.3
Long-term debt		2,409.5	2,434.8
Total stockholders’ equity		7,507.1	9,631.1

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SUMMARY DATA — (continued)

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Other Data:
Operating Loss	$(2,119.4)	$(137.5)	$(409.6)
Add: Depreciation and amortization expense	838.0	754.9	676.7

Operating Profit (Loss) Before Depreciation and Amortization(1)	$(1,281.4)	$617.4	$267.1

Operating Profit Before Depreciation and Amortization Margin(1)	N/A	6.6%	3.3%
Capital expenditures	$1,023.1	$747.4	$954.5
Cash flows from operating activities	228.6	787.2	711.9
Cash flows from investing activities	1,033.1	(739.9)	1,066.2
Cash flows from financing activities	(211.2)	1,767.1	(1,524.9)
Cash used in discontinued operations	—	(429.5)	(155.0)

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption “Depreciation and amortization expense” to “Operating Profit (Loss).” This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use Operating Profit (Loss) Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

Operating Profit Before Depreciation and Amortization Margin is calculated by dividing Operating Profit Before Depreciation and Amortization by Revenues.

THE DIRECTV GROUP, INC.

SUMMARY DATA — (concluded)

Selected Segment Data

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
DIRECTV U.S.
Revenues	$9,763.9	$7,695.6	$6,444.6

% of Total Revenues	85.9%	82.1%	78.7%
Operating Profit	$21.9	$458.8	$192.7
Add: Depreciation and Amortization	561.2	497.0	405.6

Operating Profit Before Depreciation and Amortization	$583.1	$955.8	$598.3

Operating Profit Margin	0.2%	6.0%	3.0%
Operating Profit Before Depreciation and Amortization Margin	6.0%	12.4%	9.3%
Segment Assets	$8,994.2	$7,285.2	$8,007.2
Capital Expenditures	671.5	389.0	375.0

DIRECTV Latin America
Revenues	$675.2	$597.7	$679.6

% of Total Revenues	5.9%	6.4%	8.3%
Operating Loss	$(142.0)	$(284.6)	$(415.1)
Add: Depreciation and Amortization	187.9	199.3	213.2

Operating Profit (Loss) Before Depreciation and Amortization	$45.9	$(85.3)	$(201.9)

Operating Profit Before Depreciation and Amortization Margin	6.8%	N/A	N/A
Segment Assets	$1,086.7	$682.9	$1,080.8
Capital Expenditures	81.7	57.9	95.0

Network Systems
Revenues	$1,099.1	$1,271.0	$1,140.0

% of Total Revenues	9.7%	13.6%	13.9%
Operating Loss	$(1,778.5)	$(103.4)	$(169.8)
Add: Depreciation and Amortization	95.6	70.8	70.1

Operating Loss Before Depreciation and Amortization	$(1,682.9)	$(32.6)	$(99.7)

Segment Assets	$696.9	$2,555.3	$2,526.9
Capital Expenditures	132.1	159.6	397.8

Eliminations and Other
Revenues	$(178.2)	$(192.1)	$(78.8)

Operating Loss	$(220.8)	$(208.3)	$(17.4)
Add: Depreciation and Amortization	(6.7)	(12.2)	(12.2)

Operating Loss Before Depreciation and Amortization	$(227.5)	$(220.5)	$(29.6)

Segment Assets	$3,546.6	$8,514.0	$6,371.8
Capital Expenditures	137.8	140.9	86.7

Total
Revenues	$11,360.0	$9,372.2	$8,185.4

Operating Loss	$(2,119.4)	$(137.5)	$(409.6)
Add: Depreciation and Amortization	838.0	754.9	676.7

Operating Profit (Loss) Before Depreciation and Amortization	$(1,281.4)	$617.4	$267.1

Operating Profit Before Depreciation and Amortization Margin	N/A	6.6%	3.3%
Total Assets	$14,324.4	$19,037.4	$17,986.7
Capital Expenditures	1,023.1	747.4	954.5

THE DIRECTV GROUP, INC.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Strategic Developments

In February 2004, we announced our intent to focus on the DTH satellite businesses. During 2004, we have announced or completed the following actions in support of this strategy:

Acquisitions

•	Effective June 1, 2004, DIRECTV U.S. and the NRTC agreed to end the NRTC’s exclusive DIRECTV service distribution agreement to certain rural territories in the United States and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis. As a result of this agreement, DIRECTV U.S. now has the rights to sell its services in all territories across the United States.

•	During the third quarter of 2004, DIRECTV U.S. completed the acquisition of 357,000 NRTC subscribers from NRTC members other than Pegasus for cash payments, including transaction fees, of $385.5 million, plus interest. Of these cash payments, $187.2 million was paid in the third quarter of 2004 and the remainder will be made in monthly payments through 2011.

•	On August 27, 2004, DIRECTV U.S. acquired certain assets of Pegasus, including approximately 1.1 million DIRECTV subscribers activated through Pegasus. DIRECTV U.S. paid $773.0 million in cash, which is the $987.9 million total purchase price net of amounts owed by Pegasus for programming and other services, and the $63 million attributable to a May 2004 judgment in favor of DIRECTV U.S.

•	On October 8, 2004, we entered into the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. In Brazil, DIRECTV Brasil and Sky Brasil have agreed to merge, with DIRECTV Brasil’s customers migrating to the Sky Brasil platform. In addition, we intend to acquire the interests of News Corporation and Liberty in Sky Brasil upon completion, acquiring in excess of 70% of the merged platform. The transactions in Brazil are subject to local regulatory approval, which has been requested but not yet granted. In Mexico, DTVLA’s local affiliate, DIRECTV Mexico, is in the process of closing its operations and has sold its subscriber list to Sky Mexico. In addition, we will acquire the interest of News Corporation and, jointly with Televisa, the interest of Liberty in Sky Mexico, which will not be a controlling interest. Upon consummation of these transactions in Mexico, we anticipate having an equity interest of approximately 43% in Sky Mexico, which will not be a controlling interest. In the rest of the region, or PanAmericana, we have acquired the interest of News Corporation and Liberty and have agreed to acquire the interest of Globo and Televisa in Sky Multi-Country Partners and certain related businesses, which own DTH platforms in Colombia and Chile. DTVLA began consolidating the results of these entities in the fourth quarter of 2004. Total cash consideration for the equity interests in the Sky Latin America platforms is approximately $580 million, of which we paid $398 million in October 2004. The remainder is subject to adjustment and will be paid at the completion of the transactions. As of December 31, 2004, the Sky Latin America businesses had approximately 1.9 million total subscribers.

Divestitures

•	During the first quarter of 2004, we sold our investment in XM Satellite Radio common stock for $477.5 million in cash.

•	On June 22, 2004, we completed the sale of HNS’ set-top receiver manufacturing operations to Thomson for $250 million in cash. In connection with the sale, DIRECTV U.S. entered into a long-term

THE DIRECTV GROUP, INC.

purchase agreement with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of the HNS assets sold of approximately $200 million have been deferred and will be recognized as set-top receivers purchased from Thomson under the contract are activated.

•	On August 20, 2004, we completed the sale of our approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P., or KKR, for about $2.64 billion in cash. We recorded a $723.7 million loss on the sale of PanAmSat, net of taxes, in 2004.

•	In 2004, HNS completed the sale of its approximately 55% ownership interest in HSS to Flextronics for $226.5 million in cash. We received $226.5 million on June 11, 2004 and recognized an after-tax gain of approximately $90.7 million ($176.1 million pre-tax) in 2004.

•	On December 6, 2004, we announced an agreement to sell a 50% interest in a new entity that will own substantially all of the remaining net assets of HNS, including the assets of the SPACEWAY business, to SkyTerra. The assets of the SPACEWAY business exclude rights to the first two satellites designed for the SPACEWAY program, SPACEWAY 1 and SPACEWAY 2, which will be used to support DIRECTV U.S.’ DTH satellite broadcasting business. The SPACEWAY assets include the rights related to the third SPACEWAY satellite which is currently under construction, as well as rights to a contemplated fourth SPACEWAY satellite and certain ground equipment and related intellectual property. We will retain a 50% interest in the new company and receive $251 million in cash, which is subject to closing adjustments, and 300,000 shares of SkyTerra common stock. Under the terms of this transaction, SkyTerra will be responsible for the day-to-day management of the new company. We recorded a pre-tax charge of $190.6 million to “Asset impairment charges” in the Consolidated Statements of Operations in the fourth quarter of 2004 related to this transaction. As a result of the SkyTerra transaction, we will record a charge of approximately $50 million in 2005 for lease termination obligations and pension settlement and related costs. We expect the SkyTerra transaction to close in the first half of 2005 and it is subject to certain regulatory approvals, receipt of financing and other customary closing conditions. Following the close of this transaction, we will no longer consolidate HNS, but rather will account for our investment under the equity method of accounting.

The financial results for PanAmSat, which formerly comprised our Satellite Services segment, HSS, which formerly was a component of the Network Systems segment, and DIRECTV Broadband, our high-speed Internet services business that we shut down in February 2003, are presented in the Consolidated Statements of Operations as discontinued operations.

Asset Impairment Charges

•	In the third quarter of 2004, we decided to utilize the SPACEWAY 1 and SPACEWAY 2 satellites and certain related ground segment equipment to support DIRECTV U.S.’ DTH broadcast business. This decision to no longer use these assets for the SPACEWAY broadband business triggered an impairment test of our investment in the SPACEWAY assets. As a result of this test, we determined that the fair value of the SPACEWAY satellites and ground segment equipment for their alternative use exceeded their book value by $1.466 billion. Accordingly, we recorded a charge in “Asset impairment charges” in the Consolidated Statements of Operations in the third quarter of 2004.

•	As part of the Sky Transactions, DIRECTV Mexico is in process of closing its operations and has sold its subscriber list to Sky Mexico. As a result, we recorded a pre-tax charge of $36.5 million in “Asset impairment charges” in the Consolidated Statements of Operations in the fourth quarter of 2004 to write-down certain of DIRECTV Mexico’s long-lived assets to their fair values.

•	As part of the SkyTerra transaction discussed above, we recorded a pre-tax charge of $190.6 million in “Asset impairment charges” in the Consolidated Statements of Operations in the fourth quarter of 2004 to write-down HNS’ long-lived assets to their fair values based on the agreed upon sales price.

THE DIRECTV GROUP, INC.

For additional information regarding the actions described above, see Note 3: Acquisitions, Divestitures and Other Transactions and Note 5: Asset Impairment Charges of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Form 10-K, which we incorporate herein by reference.

Other Developments

In addition to the items described above, the following events had a significant effect on the comparability of our operating results for the years ended December 31, 2004, 2003 and 2002:

DIRECTV U.S.

Effective January 1, 2004, DIRECTV U.S. changed its method of accounting for subscriber acquisition, upgrade and retention costs. Previously, DIRECTV U.S. deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized the deferred amounts to expense over the contract period. DIRECTV U.S. now expenses all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. See “Accounting Changes” in Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Form 10-K for additional information.

DIRECTV U.S. is amortizing the subscriber related intangible asset of $951.3 million that resulted from the Pegasus transaction over the estimated average subscriber lives of five years and the subscriber related intangible asset of $385.5 million that resulted from the NRTC transaction over the estimated average subscriber lives of six years. Had the estimated average subscriber lives for these intangible assets been decreased by one year, future annual amortization expense would be approximately $60 million higher, and DIRECTV U.S. would have recorded approximately $24 million of additional amortization expense in 2004.

On June 4, 2002, DIRECTV U.S. and General Electric Capital Corporation, or GECC, executed an agreement to settle, for $180 million, a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV programming and related hardware. As a result, in 2002, we increased the provision for loss related to this matter by $122.0 million, of which we recorded $48.0 million as a charge to “General and administrative expenses” and $74.0 million as a charge to “Interest expense” in the Consolidated Statements of Operations.

DIRECTV Latin America

As part of the Sky Transactions, DTVLA recorded $8.5 million of severance and other costs related to the ongoing shut-down of DIRECTV Mexico.

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In February 2004, DLA LLC announced the confirmation of its Plan of Reorganization by the U.S. Bankruptcy Court and its emergence from Chapter 11. As a result of the bankruptcy proceedings described in more detail in Note 18 of the Notes to the Consolidated Financial Statements in Item 8, Part II, DTVLA experienced reduced programming costs in 2004 and 2003 due to the rejection or renegotiation of certain programming contracts.

On July 1, 2003, as more fully discussed in Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II, DTVLA began consolidating the Venezuelan and Puerto Rican LOCs with the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” or FIN 46. Prior to July 1, 2003, DTVLA accounted for its investments in the Venezuelan and Puerto Rican LOCs under the equity method of accounting and reflected approximately 75.0% of their net income or loss in “Other, net” in the Consolidated Statements of Operations.

THE DIRECTV GROUP, INC.

In 2001, DTVLA secured a contract for the exclusive rights to broadcast and re-sell the FIFA World Cup soccer tournaments in Argentina, Chile, Colombia, Mexico, Uruguay and Venezuela in 2002 and 2006. DTVLA charged the cost of the 2002 rights of $135.0 million to operations in 2002 when the live events were broadcast. DTVLA was unable to recover the entire cost of the programming, resulting in an $80.0 million loss on the contract in 2002. The 2006 contract was rejected in conjunction with DLA LLC’s bankruptcy and renegotiated under substantially different terms.

DTVLA’s 2003 and 2002 operating results were adversely affected by the economic and political instability throughout Latin America. In particular, revenues and operating profit were significantly affected by a loss in net subscribers and the ongoing depreciation of certain local currencies.

Other

During 2004, we recognized $169.6 million in non-recurring charges for retention benefits, severance and related costs under our pension benefit plans as a result of headcount reductions and the strategic transactions discussed above. The $113.0 million of charges recorded at Corporate and Other included $36.2 million for retention benefits resulting from the News Corporation transactions, $20.4 million for severance, and $56.4 million in pension costs. At HNS, we accrued $25.6 million in severance costs as a result of the lay-offs following the announcement of the Thomson and SkyTerra transactions. At DTVLA, we recorded $20.9 million in severance and retention charges, including $6.3 million related to the ongoing shut-down of operations at DIRECTV Mexico, and headcount reductions following the emergence from bankruptcy. See “Strategic Developments—Divestitures” above for more information regarding these transactions and Note 16 of the Notes to the Consolidated Financial Statements in Item 8, Part II for more information regarding our charge related to severance, retention and other related costs under our pension benefits plans.

On June 2, 2004, we obtained stockholder approval for The DIRECTV Group, Inc. 2004 Stock Plan. Effective June 2004, we granted restricted stock units and stock options, as contemplated by the approved plan. We granted the stock options to our CEO to replace stock options that News Corporation, his former employer, cancelled. During the year ended December 31, 2004, we recognized $57.1 million of stock-based compensation expense, which includes the cost related to restricted stock units, the cost of replacement options granted to our CEO, and the cost associated with former employees of News Corporation who became our employees and retained their News Corporation stock options.

During December 2003, upon completion of the News Corporation transactions, we expensed related costs of about $132 million that primarily included investment advisor fees of about $49 million, retention benefits of about $65 million and severance benefits of about $15 million to “General and administrative expenses” in the Consolidated Statements of Operations. For us, the News Corporation transactions represented an exchange of equity interests by investors. As such, we continued to account for our assets and liabilities at historical cost and did not apply purchase accounting. We recorded the $275.0 million special cash dividend payment to GM as a reduction to additional paid-in capital. We also recorded a $25.1 million decrease to additional paid-in capital representing the difference between our consolidated tax receivable from GM as determined on a separate return basis and the receivable determined pursuant to the amended income tax allocation agreement between GM and us. See Note 10 of the Notes to the Consolidated Financial Statements in Item 8, Part II for additional information regarding the amended income tax allocation agreement.

During the first quarter of 2003, we and America Online, Inc., or AOL, agreed to terminate a strategic alliance, which the companies had entered into in June 1999. In connection with the termination of the alliance, we recorded a charge of $23.0 million in the fourth quarter of 2002 to “General and administrative expenses” in the Consolidated Statements of Operations and AOL released us from our commitment to spend up to approximately $1 billion in additional sales, marketing, development and promotion efforts in support of certain specified products and services.

THE DIRECTV GROUP, INC.

During 2002, we recorded a $95.0 million gain, net of legal costs, as an offset to “General and administrative expenses” in the Consolidated Statements of Operations as a result of the favorable resolution of a lawsuit we filed against the U. S. government on March 22, 1991. The lawsuit was based upon NASA’s breach of contract to launch ten satellites on the Space Shuttle.

In addition to the significant operating gains and losses described above, we recognized a number of significant non-operating gains and losses during the years ended December 31, 2004, 2003 and 2002. These transactions are more fully described in Note 3: Acquisitions, Divestitures and Other Transactions, Note 7: Investments, and Note 15: Other, Net of the Notes to the Consolidated Financial Statements in Item 8, Part II.

Reporting Changes

Beginning in the third quarter of 2004, we disaggregated the Direct-To-Home Broadcast segment, which included the DIRECTV U.S. and DIRECTV Latin America businesses. We now report the DIRECTV U.S. and DIRECTV Latin America businesses as separate segments as provided by Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Also in the third quarter of 2004, we changed the categories of operating costs and expenses included in the Consolidated Statements of Operations to a presentation that adds clarity and ease of understanding of the results of operations of our DTH businesses. The new operating cost and expense categories are as follows:

Broadcast Programming and Other Costs of Sale.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of DIRECTV-The Guide®, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums we pay to a third party, production costs for on-air advertisements we sell to third parties and costs of other service and equipment sales.

Subscriber Service Expenses.    Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

Subscriber Acquisition Costs—Third Party Customer Acquisitions.    These costs represent direct costs we incur to acquire new DIRECTV subscribers through third parties, which include our national retailers as well as independent satellite television retailers, dealers, RBOCs and others. These costs also consist of third party commissions, print and television advertising and subsidies we incur for DIRECTV System equipment, if any.

Subscriber Acquisition Costs—Direct Customer Acquisitions.    These costs consist primarily of hardware, installation, advertising, marketing and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher ARPU and lower churn. Our upgrade efforts include our DVR, high-definition (HD) and local channel upgrade programs, our multiple set-top receiver offer and similar initiatives. Retention costs include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence.

Broadcast Operations Expenses.    These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of the DIRECTV signal.

General and Administrative Expenses.    General and administrative expenses include departmental costs for legal, administrative services, finance, marketing and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets.

THE DIRECTV GROUP, INC.

In addition to the changes above, beginning on January 1, 2004, we allocate pension and other postretirement benefit expenses to our subsidiaries. Beginning in the fourth quarter of 2004, we report payments in transit drawn on bank accounts at financial institutions where we have no cash on deposit in “Accounts Payable” instead of our previous practice of deducting these payments in transit from “Cash and cash equivalents.” Prior period information has been reclassified to conform to the current period presentation.

SATELLITE FLEET

Satellites.    DIRECTV U.S. currently uses a fleet of six satellites to broadcast its service from its 101 WL, 110 WL and 119 WL orbital locations. DIRECTV U.S. also broadcasts from 72.5 WL under its arrangement with Telesat, Industry Canada and the FCC. Additionally, DIRECTV U.S. broadcasts from 95 WL using transponders on a satellite it leases. Most of DIRECTV U.S.’ programming is distributed from 101 WL.

The FCC licensed DIRECTV U.S. to operate 46 DBS frequencies at various orbital positions including 32 frequencies at the 101 WL orbital location, 11 frequencies at the 119 WL orbital location, and three frequencies at the 110 WL orbital location. In the third quarter of 2004, DIRECTV U.S. obtained final approval from Industry Canada and the FCC to use the 72.5 WL orbital location. As a part of DIRECTV U.S.’ arrangement with Telesat, DIRECTV U.S. transferred its DIRECTV 3 satellite, which was previously used as an in-orbit spare, to the 82 WL orbital location for use by Telesat and relocated its DIRECTV 5 satellite to the 72.5 WL orbital location, where it broadcasts its service using 16 frequencies.

Satellites Under Construction.    DIRECTV U.S. currently has seven satellites under construction. DIRECTV 8, which is expected to launch in the second quarter of 2005, will provide backup capacity at the 101 WL orbital location. DIRECTV 9S, which is expected to launch in the first quarter of 2006, will provide backup capacity at the 101 WL and 119 WL orbital locations.

In the third quarter of 2004, DIRECTV U.S. announced a plan for five new next-generation satellites. DIRECTV U.S. plans to launch SPACEWAY 1 and SPACEWAY 2 by mid-2005, which will be used for DTH programming instead of broadband data services as originally planned. DIRECTV U.S. also plans to launch DIRECTV 10 and DIRECTV 11 in early 2007. These four satellites will provide DIRECTV U.S. with increased capability for local and national high-definition channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from our Ka-band orbital locations. In addition, DIRECTV 12S is also being built and will serve as a ground spare.

RESULTS OF OPERATIONS

Executive Overview and Outlook

The following discussion relates primarily to DIRECTV U.S., which generates over 85% of our revenues and is the source of most of our revenue growth.

Revenues.    Our revenue increases over the last three years have been driven by the growing subscriber base and increasing ARPU at DIRECTV U.S. After accounting for churn, DIRECTV U.S. added 1.8 million net new owned and operated subscribers during 2004. DIRECTV U.S. added 1.2 million net new owned and operated subscribers in 2003 and 1.1 million net new owned and operated subscribers in 2002. DIRECTV U.S. expects 2005 gross subscriber additions to remain relatively flat as compared with gross subscriber additions for 2004 and churn to slightly improve in 2005 as compared to 2004. As a result, DIRECTV U.S. expects lower net subscriber additions in 2005 as compared to 2004. The slight improvement in churn is expected to result from upgrade and retention initiatives in 2005 and prior periods and the benefits DIRECTV U.S. expects to receive as a result of its acquisition of the NRTC distribution rights, which will allow DIRECTV U.S. to more effectively

THE DIRECTV GROUP, INC.

manage churn through improved marketing, upgrade and retention efforts in the former NRTC and Pegasus territories. DIRECTV U.S.’ ARPU increased 4.7% in 2004 and 6.9% in 2003. DIRECTV U.S. expects the percentage increase in ARPU for 2005 to be fairly consistent with the 2004 increase due mostly to its planned programming package price increases in the first half of 2005.

Operating Costs and Expenses.    Operating costs and expenses as a percentage of revenues increased from 94% in 2003 to 100% in 2004 due to higher subscriber acquisition costs resulting from an increase in gross subscriber additions and higher upgrade and retention costs. DIRECTV U.S. expects operating costs and expenses as a percentage of revenue to improve in 2005 due to the expected higher revenues on its growing subscriber base, partially offset by higher depreciation and amortization expense and slightly higher subscriber acquisition, upgrade and retention costs. DIRECTV U.S. expects increases in subscriber acquisition, upgrade and retention costs due to an expected increase in the number of set-top receivers and DVRs per subscriber, partially offset by lower set-top receiver costs. However, increases above the levels DIRECTV U.S.’ expects could have a negative effect on its results of operations.

Cash Flows.    DIRECTV U.S. expects cash flows, which we define as net cash provided by (used in) operating activities plus cash provided by (used in) investing activities, in 2005 to be slightly above break even since the higher cash provided by operating activities will be mostly offset by higher capital expenditures for satellites and broadcast equipment to support the launch of new local and HDTV channels, to replace existing satellites and to provide backup for existing satellites.

2004 Compared To 2003

Consolidated Results of Operations

Revenues.    The following table presents our revenues by segment:

			Change
Revenues By Segment:	2004	2003	$	%
	(Dollars in Millions)
DIRECTV U.S.	$9,763.9	$7,695.6	$2,068.3	26.9%
DIRECTV Latin America	675.2	597.7	77.5	13.0%
Network Systems	1,099.1	1,271.0	(171.9)	(13.5)%
Eliminations and Other	(178.2)	(192.1)	13.9	7.2%

Total Revenues	$11,360.0	$9,372.2	$1,987.8	21.2%

The increase in our total revenues was primarily due to the $2,068.3 million increase in revenues at the DIRECTV U.S. segment, which resulted from new DIRECTV subscribers added in 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base, partially offset by the $171.9 million decrease in revenues at the Network Systems segment, resulting primarily from the sale of the set-top receiver manufacturing operations in June 2004.

Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

			Change
Operating Costs and Expenses By Segment:	2004	2003	$	%
	(Dollars in Millions)
DIRECTV U.S.	$9,742.0	$7,236.8	$2,505.2	34.6%
DIRECTV Latin America	817.2	882.3	(65.1)	(7.4)%
Network Systems	2,877.6	1,374.4	1,503.2	109.4%
Eliminations and Other	42.6	16.2	26.4	163.0%

Total Operating Costs and Expenses	$13,479.4	$9,509.7	$3,969.7	41.7%

THE DIRECTV GROUP, INC.

The increase in our total operating costs and expenses was primarily due to the $2,505.2 million increase at the DIRECTV U.S. segment primarily related to higher costs for subscriber acquisitions, customer upgrade and retention initiatives, programming, subscriber service expenses, and higher general and administrative expenses discussed more fully below and the $1.693 billion in asset impairment charges primarily related to SPACEWAY and the SkyTerra transaction at the Network Systems segment discussed more fully above in “Strategic Developments.”

Interest Income and Expense.    Interest income increased to $50.6 million in 2004 compared to $28.4 million in 2003. Interest expense decreased to $131.9 million in 2004 from $156.3 million in 2003. The increase in interest income is due to an increase in average cash balances and the $11.2 million in interest income received as part of the judgment against Pegasus. The decrease in interest expense resulted primarily from lower interest on DIRECTV U.S.’ credit facilities resulting from a reduced interest rate and lower outstanding borrowings. Interest expense is net of capitalized interest of $101.2 million and $120.0 million in 2004 and 2003, respectively.

Reorganization Expense.    Reorganization income was $43.0 million in 2004 compared to reorganization expense of $212.3 million in 2003. The reorganization income in 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the DLA LLC reorganization. Reorganization expense of $212.3 million in 2003 includes the costs incurred to file the bankruptcy petition, ongoing related legal and consulting costs, costs related to settlement agreements reached with creditors, the write-off of intangible assets and other charges related to the reorganization. Also included in reorganization expense are accruals for any claims allowed in the Chapter 11 proceeding for amounts not previously recognized as liabilities subject to compromise. See Note 18 to the Consolidated Financial Statements in Item 8, Part II for further information.

Other, Net.    Other, net increased by $397.6 million during 2004. The significant components of “Other, net” were as follows:

	2004	2003	Change
	(Dollars in Millions)
Net gain from sale of investments	$396.5	$7.5	$389.0
Equity losses from unconsolidated affiliates	(0.2)	(81.5)	81.3
Net unrealized gain on investments	—	79.4	(79.4)
Other	1.3	(5.4)	6.7

Total	$397.6	$—	$397.6

On January 28, 2004, we sold 10,000,000 shares of XM Satellite Radio common stock for $254.4 million. On March 25, 2004, we sold our remaining 9,014,843 shares of XM Satellite Radio common stock for $223.1 million. As a result of these transactions, we recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in “Other, net” in the Consolidated Statements of Operations.

For 2003, equity losses from unconsolidated affiliates is primarily comprised of losses at the DTVLA LOCs and losses from the XM Satellite Radio investment.

Net unrealized gain on investments for 2003 includes a $79.6 million gain resulting from an increase in the fair market value of an investment in an XM Satellite Radio convertible note.

Income Tax Benefit.    We recognized an income tax benefit of $690.6 million in 2004 compared to an income tax benefit of $104.3 million in 2003. The higher income tax benefit for 2004 was primarily due to higher pre-tax losses in the current year, utilization of prior year foreign tax losses for which no tax benefit has previously been recognized and a decrease in foreign withholding taxes.

THE DIRECTV GROUP, INC.

Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, is as follows:

	2004	2003	Change
	(Dollars in Millions)
Income from discontinued operations, net of taxes	$50.8	$82.8	$(32.0)
Loss on sale of discontinued operations, net of taxes	(633.1)	(4.7)	(628.4)

Income (loss) from discontinued operations, net of taxes	$(582.3)	$78.1	$(660.4)

The $32.0 million decrease in income from discontinued operations, net of taxes, is primarily related to the completion of the sale of our approximately 80.4% interest in PanAmSat in August of 2004. In addition, PanAmSat recorded an one-time expense related to employee benefits in 2004 resulting from the PanAmSat transaction.

The $633.1 million loss on sale of discontinued operations, net of taxes, in 2004 relates to the $723.7 million loss on the sale of our approximately 80.4% interest in PanAmSat, partially offset by the $90.7 million gain on HNS’ sale of its approximately 55% interest in HSS. The $4.7 million loss for 2003 relates primarily to the settlement reached with Boeing of a purchase price adjustment arising out of the 2000 sale of our satellite systems manufacturing businesses. We discuss discontinued operations more fully above in “Strategic Developments.”

Cumulative Effect of Accounting Changes.    The $310.5 million cumulative effect of accounting change, net of taxes, in 2004 was due to our change in our method of accounting for subscriber acquisition, upgrade and retention costs. The $64.6 million cumulative effect of accounting change, net of taxes, in 2003 was due to our adoption of FIN 46 on July 1, 2003, resulting in the consolidation of the Venezuelan and Puerto Rican LOCs.

DIRECTV U.S. Segment

Description of Key Terminology of the DIRECTV U.S. Segment

SAC.    DIRECTV U.S. calculates SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period (the sum of subscriber acquisition costs reported for third party customer acquisitions and direct customer acquisitions) by the number of gross new subscribers acquired through third parties and its direct customer acquisition program during the period, excluding the subscribers acquired as part of the NRTC and Pegasus transactions.

Average Monthly Revenue Per Subscriber.    DIRECTV U.S. calculates ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period. DIRECTV owned and operated subscribers exclude the subscribers of the former NRTC members and affiliates prior to the NRTC and Pegasus transactions in the second and third quarters of 2004, which we discuss in more detail above in “Strategic Developments.” DIRECTV U.S. calculates average DIRECTV owned and operated subscribers for the year by adding the number of DIRECTV owned and operated subscribers as of the beginning of the year and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. Average DIRECTV owned and operated subscribers for 2004 include the subscribers in the former NRTC and Pegasus territories using a daily weighted average from the dates DIRECTV U.S. acquired the subscribers through December 31, 2004.

Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of DIRECTV subscribers whose service is disconnected, expressed as a percentage of the average total number of

THE DIRECTV GROUP, INC.

DIRECTV subscribers. DIRECTV U.S. calculates average monthly subscriber churn by dividing the average monthly number of disconnected DIRECTV subscribers for the period (total subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV subscribers for the period. Average monthly churn includes the results from the former NRTC and Pegasus subscribers.

Subscriber Count.    The total number of DIRECTV subscribers represents the total number of subscribers actively subscribing to the DIRECTV service, including the subscribers of the NRTC’s members and affiliates, seasonal subscribers and subscribers who are in the process of relocating.

The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2004	2003	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$9,763.9	$7,695.6	$2,068.3	26.9%
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below:
Broadcast programming and other costs of sale	4,010.5	3,229.8	780.7	24.2%
Subscriber service expenses	740.2	623.5	116.7	18.7%
Subscriber acquisition costs:
Third party customer acquisitions	1,960.8	1,388.4	572.4	41.2%
Direct customer acquisitions	684.1	395.1	289.0	73.1%
Upgrade and retention costs	993.2	404.4	588.8	145.6%
Broadcast operations expenses	129.7	133.4	(3.7)	(2.8)%
General and administrative expenses	662.3	565.2	97.1	17.2%
Depreciation and amortization expense	561.2	497.0	64.2	12.9%

Total Operating Costs and Expenses	9,742.0	7,236.8	2,505.2	34.6%

Operating Profit	$21.9	$458.8	$(436.9)	(95.2)%

Other Data:
Operating Profit Before Depreciation & Amortization	$583.1	$955.8	$(372.7)	(39.0)%
Total number of subscribers (000’s)	13,940	12,212	1,728	14.2%
ARPU	$66.95	$63.92	$3.03	4.7%
Average monthly subscriber churn %	1.59%	1.55%	—	2.6%
Average subscriber acquisition costs—per subscriber (SAC)	$643	$593	$50	8.4%

Subscribers.    DIRECTV U.S. had approximately 13.9 million subscribers at December 31, 2004, which included approximately 1.4 million subscribers in the former NRTC and Pegasus territories that DIRECTV U.S. acquired in the second and third quarters of 2004. At December 31, 2003, DIRECTV U.S. had approximately 12.2 million subscribers, which represented 10.7 million owned and operated subscribers and 1.5 million subscribers in the former NRTC and Pegasus territories. In 2004, excluding the subscribers from the former NRTC and Pegasus territories, DIRECTV U.S. added 4.0 million gross new owned and operated subscribers, an increase of 34% over the prior year, due to a higher number of subscribers acquired in local channel markets, more attractive consumer promotions, and an improved and more diverse distribution network. After accounting for churn, DIRECTV U.S. added 1.8 million net new owned and operated subscribers, or 1.7 million total subscribers including the results of the former NRTC members and affiliates and Pegasus during 2004.

DIRECTV U.S.’ average monthly subscriber churn increased to 1.59% for the year ended December 31, 2004 compared to average monthly subscriber churn of 1.55% for the year ended December 31, 2003 primarily

THE DIRECTV GROUP, INC.

due to a more competitive marketplace and higher involuntary churn mostly related to the substantial increase in gross subscriber acquisitions over the past year.

Revenues.    The $2,068.3 million increase in revenues to $9,763.9 million resulted from DIRECTV U.S.’ new subscribers added in 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 4.7% increase in ARPU to $66.95 resulted primarily from March 2003 and 2004 monthly price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels. These increases were partially offset by lower ARPU of approximately $1.00 related to the acquired NRTC and Pegasus subscribers.

Total Operating Costs and Expenses.    The $2,505.2 million increase in total operating costs and expenses to $9,742.0 million resulted primarily from higher costs for programming, subscriber acquisitions and customer upgrade and retention initiatives.

DIRECTV U.S.’ higher programming costs resulted mostly from $697.1 million of higher license fees for subscription service programming due to the increased number of subscribers and annual program supplier rate increases.

Higher gross subscriber additions during the year ended December 31, 2004 and the increase in SAC per subscriber primarily drove the $861.4 million increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 2.1 set-top receivers per new subscriber during 2003 to about 2.5 during 2004, an increase in the number of subscribers purchasing DVRs and the change in DIRECTV U.S.’ method of accounting for subscriber acquisition, upgrade and retention costs. These increases were partially offset by a decrease in the costs of set-top receivers and lower marketing costs per subscriber due to the effect of the higher gross subscriber additions.

Increased volume under DIRECTV U.S.’ DVR, HD, local channel upgrade and movers programs as well as an increased number of subscribers provided with multiple set-top receivers under other upgrade and retention programs drove most of the $588.8 million increase in upgrade and retention costs. Under these programs, DIRECTV U.S. provides DVRs or additional equipment, plus installation, to existing subscribers at significantly reduced prices or for free. Also contributing to the change was approximately $59.8 million of higher costs in 2004 compared to 2003 due to the change in the method of accounting for subscriber acquisition, upgrade and retention costs effective January 1, 2004.

DIRECTV U.S.’ higher subscriber service expenses of $116.7 million resulted primarily from increased costs due to DIRECTV U.S.’ larger subscriber base and higher costs associated with the opening of two new customer call centers in 2004. General and administrative expenses increased $97.1 million compared to the year ended December 31, 2003 due mostly to higher bad debt expense resulting from increased activity associated with a larger subscriber base, higher professional service fees and higher employee compensation costs related to stock options and restricted stock units. The increase of $64.2 million in depreciation and amortization expense resulted primarily from additional amortization expense in 2004 due to the intangible assets DIRECTV U.S. recorded as part of the NRTC and Pegasus transactions, partially offset by a decrease of $56.4 million due to certain fixed assets being fully depreciated since 2003.

THE DIRECTV GROUP, INC.

DIRECTV Latin America Segment

The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2004	2003	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$675.2	$597.7	$77.5	13.0%
Operating Profit (Loss) Before Depreciation & Amortization	45.9	(85.3)	131.2	—%
Operating Loss	(142.0)	(284.6)	142.6	50.1%
Total number of subscribers (000’s)	1,646	1,499	147	9.8%
Net subscriber additions (losses) (000’s)	57	(83)	140	—%
ARPU	$35.80	$33.00	$2.80	8.5%

The increase in revenues is primarily a result of the larger subscriber base in 2004 as well as the full year impact of consolidating the Venezuelan and Puerto Rican LOCs.

The 140,000 change in net subscriber additions resulted primarily from lower churn across a majority of the LOCs and the relatively stable economic conditions in the region, partially offset by the ongoing shut-down of DIRECTV Mexico and the migration of subscribers to the Sky Mexico platform. This increase in net subscriber additions excludes approximately 89,500 subscribers acquired from the PanAmericana entities as part of the Sky Transactions. The increase in ARPU is primarily due to the consolidation of the Venezuelan and Puerto Rican LOCs in July 2003 as a result of our adoption of FIN 46 and the consolidation of Sky Chile and Sky Colombia.

The improvement in operating profit (loss) before depreciation and amortization and operating loss was primarily due to lower programming costs as a result of the renegotiation of certain contracts in connection with the bankruptcy, partially offset by the $45.0 million charge related to asset write-downs, severance and other costs related to the ongoing shut-down of DTVLA’s Mexico operations as part of the Sky Transactions.

Network Systems Segment

The following table provides operating results for the Network Systems segment:

			Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues	$1,099.1	$1,271.0	$(171.9)	(13.5)%
Operating Loss Before Depreciation & Amortization	(1,682.9)	(32.6)	(1,650.3)	—
Operating Loss	(1,778.5)	(103.4)	(1,675.1)	—

The decrease in revenues resulted primarily from lower sales of DIRECTV set-top receivers as a result of the sale of the set-top receiver manufacturing operations to Thomson in June 2004. As we expect to have significant continuing cash flows with the set-top receiver manufacturing operations resulting from the five year supply agreement, the financial results of the set-top receiver manufacturing operations prior to June 2004 are reported in continuing operations, and not as discontinued operations. See Note 3 to the Consolidated Financial Statements in Item 8, Part II for more information on revenues related to the set-top receiver manufacturing operations.

The increase in operating loss before depreciation and amortization and operating loss in 2004 compared with 2003 is primarily due to the $1.466 billion and the $190.6 million in asset impairment charges related to

THE DIRECTV GROUP, INC.

SPACEWAY and the SkyTerra transaction, respectively, as well as the $25.6 million in severance charges associated with the sale of the set-top box receiver manufacturing operations and substantially all of the remaining assets of HNS, discussed above in “Strategic Developments.”

Eliminations and Other

The elimination of revenues decreased to $178.2 million in 2004 from $192.1 million in 2003. The decrease was primarily due to the sale of the set-top receiver manufacturing operations in June 2004.

Operating loss from Eliminations and Other increased to $220.8 million in 2004 from $208.3 million in 2003. The increase resulted from the $27.3 million increase in stock-based compensation in 2004, and the $113.0 million of retention, severance and related costs under our pension benefit plans in 2004, partially offset by the one-time charge of approximately $132 million in 2003 related to the completion of the News Corporation transactions.

2003 Compared To 2002

Consolidated Results of Operations

Revenues.    The following table presents our revenues by segment:

			Change
Revenues By Segment:	2003	2002	$	%
	(Dollars in Millions)
DIRECTV U.S.	$7,695.6	$6,444.6	$1,251.0	19.4%
DIRECTV Latin America	597.7	679.6	(81.9)	(12.1)%
Network Systems	1,271.0	1,140.0	131.0	11.5%
Eliminations and Other	(192.1)	(78.8)	(113.3)	(143.8)%

Total Revenues	$9,372.2	$8,185.4	$1,186.8	14.5%

The increase in our total revenues was primarily due to the $1,251.0 million increase in revenues at the DIRECTV U.S. segment, resulting primarily from a larger subscriber base and higher ARPU, as well as the $131.0 million increase at the Network Systems segment primarily from the higher sales in its set-top receiver and DIRECWAY satellite broadband businesses. These increases in revenues were partially offset by the $81.9 million decrease in revenues at the DIRECTV Latin America segment, which was primarily due to the non-recurring $55 million of revenues generated from the 2002 FIFA World Cup, a decline in the number of subscribers and the further depreciation of certain Latin American currencies in 2003.

Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

			Change
Operating Costs and Expenses By Segment:	2003	2002	$	%
	(Dollars in Millions)
DIRECTV U.S.	$7,236.8	$6,251.9	$984.9	15.8%
DIRECTV Latin America	882.3	1,094.7	(212.4)	(19.4)%
Network Systems	1,374.4	1,309.8	64.6	4.9%
Eliminations and Other	16.2	(61.4)	77.6	—%

Total Operating Costs and Expenses	$9,509.7	$8,595.0	$914.7	10.6%

THE DIRECTV GROUP, INC.

The increase in our total operating costs and expenses was primarily due to the $984.9 million increase at the DIRECTV U.S. segment resulting from higher programming costs associated with the increase in subscribers, annual program supplier rate increases, the launch of additional local channels during 2003, partially offset by the decrease of $212.4 million at the DIRECTV Latin America segment, which was primarily due to the $135.0 million non-recurring cost of the 2002 FIFA World Cup rights and lower programming costs due to the rejection and/or renegotiation of certain programming contracts as a result of the 2003 bankruptcy proceedings.

Interest Income and Expense.    Interest income increased to $28.4 million in 2003 compared to $17.5 million in 2003. Interest expense decreased to $156.3 million in 2003 from $188.6 million in 2003. The decrease in interest expense resulted from the $74.0 million of interest recorded in connection with the settlement of the GECC dispute in 2002, partially offset by higher average outstanding borrowings and a higher weighted average interest rate in 2003. Interest expense is net of capitalized interest of $120.0 million and $87.7 million in 2003 and 2002, respectively.

Reorganization Expense.    Reorganization expense was $212.3 million in 2003, which includes the costs incurred to file the bankruptcy petition, ongoing related legal and consulting costs, costs related to settlement agreements reached with creditors, the write-off of intangible assets and other charges related to the reorganization. Also included in reorganization expense are accruals for any claims allowed in the Chapter 11 proceeding for amounts not previously recognized as liabilities subject to compromise. See Note 18 to the Consolidated Financial Statements in Item 8, Part II for further information.

Other, Net.    Other, net decreased by $425.5 million during 2003. The significant components of “Other, net” were as follows:

	2003	2002	Change
	(Dollars in Millions)
EchoStar Merger termination payment	$—	$600.0	$(600.0)
Net gain on exit of DIRECTV Japan business	—	41.1	(41.1)
Net gain from sale of investments	7.5	84.1	(76.6)
Equity losses from unconsolidated affiliates	(81.5)	(70.1)	(11.4)
Net unrealized gain (loss) on investments	79.4	(180.6)	260.0
Other	(5.4)	(49.0)	43.6

Total	$—	$425.5	$(425.5)

In December 2002, we recognized a $600.0 million gain related to a termination agreement entered into by us, GM and EchoStar. As a part of this agreement, the parties agreed to terminate the merger agreement and certain related agreements due to the proposed merger’s failure to obtain regulatory approval. Under the terms of the termination agreement, EchoStar paid us $600 million in cash.

For the years ended December 31, 2003 and 2002, equity losses from unconsolidated affiliates are primarily comprised of losses at the DTVLA LOCs. Also included in 2003 are equity losses from the XM Satellite Radio investment.

Net unrealized gain on investments for 2003 includes a $79.6 million gain resulting from an increase in the fair market value of an investment in an XM Satellite Radio convertible note. Net unrealized loss on investments for 2002 is primarily comprised of other-than-temporary declines in fair value of our investment in XM Satellite Radio and Crown Media Holdings.

Income Tax Benefit.    We recognized an income tax benefit of $104.3 million in 2003 compared to an income tax benefit of $42.2 million in 2002. The increase in income tax benefit is primarily attributable to the

THE DIRECTV GROUP, INC.

higher pre-tax losses in 2003. This increase was partially offset by losses in foreign jurisdictions where we do not currently recognize the tax benefit associated with such losses and favorable audit resolutions and refund claim settlements with various tax authorities in 2002.

Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, is as follows:

	2003	2002	Change
	(Dollars in Millions)
Income (loss) from discontinued operations, net of taxes	$82.8	$(4.8)	$87.6
Loss on sale of discontinued operations, net of taxes	(4.7)	(92.8)	88.1

Income (loss) from discontinued operations, net of taxes	$78.1	$(97.6)	$175.7

Included in income (loss) from discontinued operations, net of taxes for 2003 and 2002 are income from discontinued operations of PanAmSat, net of taxes, of $74.4 million and $79.5 million in 2003 and 2002, respectively. Also included in 2002 is loss from discontinued operations of DIRECTV Broadband, net of taxes, of $88.9 million.

The $92.8 million loss on sale of discontinued operations, net of taxes, in 2002 is related to a charge recorded for the shutdown of DIRECTV Broadband.

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

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2003	2002	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$7,695.6	$6,444.6	$1,251.0	19.4%
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below:
Broadcast programming and other costs of sale	3,229.8	2,682.3	547.5	20.4%
Subscriber service expenses	623.5	611.4	12.1	2.0%
Subscriber acquisition costs:
Third party customer acquisitions	1,388.4	1,343.6	44.8	3.3%
Direct customer acquisitions	395.1	179.2	215.9	120.5%
Upgrade and retention costs	404.4	270.9	133.5	49.3%
Broadcast operations expenses	133.4	128.0	5.4	4.2%
General and administrative expenses	565.2	630.9	(65.7)	(10.4)%
Depreciation and amortization expense	497.0	405.6	91.4	22.5%

Total Operating Costs and Expenses	7,236.8	6,251.9	984.9	15.8%

Operating Profit	$458.8	$192.7	$266.1	138.1%

Other Data:
Operating Profit Before Depreciation & Amortization	$955.8	$598.3	$357.5	59.8%
Total number of subscribers (000’s)	12,212	11,176	1,036	9.3%
ARPU	$63.92	$59.77	$4.15	6.9%
Average monthly subscriber churn %	1.55%	1.63%	—	(4.9)%
Average subscriber acquisition costs—per subscriber (SAC)	$593	$542	$51	9.4%

Subscribers.    DIRECTV U.S. had approximately 12.2 million subscribers at December 31, 2003, which included approximately 1.5 million subscribers in the former NRTC and Pegasus territories. At December 31, 2002, DIRECTV U.S. had approximately 11.2 million subscribers, which represented 9.5 million owned and operated subscribers and 1.7 million subscribers in the former NRTC and Pegasus territories. In 2003, excluding the subscribers from the former NRTC and Pegasus territories, DIRECTV U.S. added 3.0 million gross new owned and operated subscribers, an increase of 7.0% over the prior year, due to a higher number of subscribers acquired in local channel markets and more attractive consumer promotions. After accounting for churn, DIRECTV U.S. added 1.2 million net new owned and operated subscribers, or 1.0 million total subscribers including the results of the former NRTC members and affiliates and Pegasus.

DIRECTV U.S.’ improvement in average monthly churn from 1.63% in 2002 to 1.55% in 2003 was primarily due to its continued strong customer service, the increased number of markets with local channels resulting in a higher number of subscribers purchasing local channel programming, as well as an increase in the number of DIRECTV subscribers with multiple set-top receivers and DVRs.

Revenues.    The $1,251.0 million increase in revenues to $7,695.6 million resulted from DIRECTV U.S.’ new subscribers added in 2003 and higher ARPU on the larger subscriber base. The 6.9% increase in ARPU to $63.92 resulted primarily from a March 2003 monthly price increase on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber, a higher percentage of

THE DIRECTV GROUP, INC.

subscribers purchasing local channels and higher revenues from seasonal and live sporting events that resulted primarily from increased demand and an increased price for DIRECTV U.S.’ NFL SUNDAY TICKET package.

Total Operating Costs and Expenses.    The $984.9 million increase in total operating costs and expenses to $7,236.8 million resulted primarily from higher costs for programming, subscriber acquisitions, and customer upgrade and retention initiatives. Also contributing to the increase was higher depreciation and amortization expense. These increases were partially offset by a decrease in general and administrative expenses resulting from the loss recorded for the GECC dispute in 2002.

The higher programming costs resulted primarily from $405.9 million of higher license fees for subscription service programming due to an increased number of subscribers, annual program supplier rate increases, the launch of additional local and other channels during 2003 and increased costs associated with DIRECTV U.S.’ new NFL SUNDAY TICKET contract.

Higher subscriber additions and an increase in SAC per subscriber primarily drove the $260.7 million increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 1.7 set-top receivers per new subscriber during 2002 to about 2.1 during 2003, an increase in the number of subscribers purchasing DVRs and higher advertising costs. The large increase in “Subscriber acquisition costs—Direct customer acquisitions” was due to increased volume under DIRECTV U.S.’ direct customer acquisition program, which accounted for about 24% of gross subscriber acquisitions in 2003 compared to about 13% in 2002.

The increased volume under DIRECTV U.S.’ movers program and DVR and local channel upgrade programs primarily drove the $133.5 million increase in upgrade and retention costs.

The $91.4 million increase in depreciation and amortization expense was due mostly to about $200.0 million of capital additions completed during 2003, a full year of depreciation recognized on the DIRECTV 5 satellite that was launched in May 2002, and the fourth quarter 2002 reinstatement of amortization expense related to intangible assets in accordance with Emerging Issues Task Force, or EITF, Issue No. 02-17 “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.”

DIRECTV Latin America Segment

The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2003	2002	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$597.7	$679.6	$(81.9)	(12.1)%
Operating Loss Before Depreciation & Amortization	(85.3)	(201.9)	116.6	57.8%
Operating Loss	(284.6)	(415.1)	130.5	31.4%
Total number of subscribers (000’s)	1,499	1,582	(83)	(5.2)%
Net subscriber losses (000’s)	(83)	(28)	(55)	(196.4)%
ARPU	$33.00	$34.90	$(1.90)	(5.4)%

The decline in revenues resulted from $55 million of non-recurring revenues generated from the 2002 FIFA World Cup, a smaller subscriber base in 2003 and the depreciation of certain Latin American currencies in 2003. These declines were partially offset by an increase in revenues related to the consolidation of Venezuelan and Puerto Rican LOCs as a result of our adoption of FIN 46 on July 1, 2003. Prior to the adoption of FIN 46, these investments were accounted for under the equity method of accounting.

THE DIRECTV GROUP, INC.

The decrease in net subscribers in 2003 was primarily due to the poor economic conditions and political instability in several of the major countries in the region, as well as the effects from the bankruptcy proceedings. The decrease in ARPU was primarily related to the 2002 FIFA World Cup non-recurring revenues and the depreciation of certain Latin American currencies in 2003, partially offset by the increase in revenues resulting from the consolidation of the Venezuelan and Puerto Rican LOCs.

The decrease in operating loss before depreciation and amortization was primarily due to the $80.0 million non-recurring loss from the 2002 FIFA World Cup, lower foreign currency translation losses in 2003 and lower 2003 expenses resulting from cost savings initiatives including programming cost reductions from the rejection and/or renegotiation of certain contracts in connection with the bankruptcy proceedings. The lower operating loss resulted from the improvement in operating loss before depreciation and amortization as well as a decrease in depreciation expense of $13.9 million.

Network Systems Segment

The following table provides operating results for the Network Systems segment:

			Change
	2003	2002	$	%
	(Dollars in Millions)
Revenues	$1,271.0	$1,140.0	$131.0	11.5%
Operating Loss Before Depreciation & Amortization	(32.6)	(99.7)	67.1	67.3%
Operating Loss	(103.4)	(169.8)	66.4	39.1%

The increase in revenues resulted from higher sales of DIRECTV set-top receivers and higher revenues from the enterprise and residential DIRECWAY businesses.

The improvement in operating loss before depreciation and amortization and operating loss resulted primarily from a lower loss in the residential DIRECWAY business due to improved efficiencies associated with a larger subscriber base and a provision for inventory and severance costs totaling $15.0 million in 2002, partially offset by a $24.5 million gain in 2002 resulting from the recovery of receivables written-off in 1999.

Eliminations and Other

The elimination of revenues increased to $192.1 million in 2003 from $78.8 million in 2002. The increase was primarily due to increased shipments of DIRECTV receiving equipment from the Network Systems segment to the DIRECTV U.S. segment. Until the sale of the assets of Hughes Global Services, or HGS, to PanAmSat on March 7, 2003, HGS’ revenues were recorded in Eliminations and Other. During 2002, the elimination of revenues was partially offset by HGS revenues of $52.3 million, as compared with $15.3 million in revenues in 2003 prior to the March 7, 2003 sale.

Operating loss from Eliminations and Other increased to $208.3 million in 2003 from an operating loss of $17.4 million in 2002. The increase resulted primarily from the one-time charge of approximately $132 million in 2003 related to the completion of the News Corporation transactions and a $95.0 million net gain recorded in 2002 for the NASA claim, partially offset by the $23.0 million loss recorded in connection with the termination of the AOL alliance in 2002.

LIQUIDITY AND CAPITAL RESOURCES

In 2004, our cash and cash equivalents balance increased $1,050.5 million to $2,830.0 million. This increase resulted primarily from cash proceeds of: $2.64 billion from the sale of PanAmSat; $477.5 million for the sale of

THE DIRECTV GROUP, INC.

XM Satellite Radio shares; $250.0 million for the execution of the supply and development contract and sale of HNS’ set-top receiver manufacturing operations to Thomson and $226.5 million for the sale of HSS. These sources of cash were partially offset by: $1.02 billion of cash used for capital expenditures primarily at DIRECTV U.S., $960.2 million in payments for the purchase of Pegasus and NRTC subscribers, $398.0 million in payments for the News Corporation and Liberty Media equity stakes in the Sky Latin America platforms, and $213.2 million for required repayments by DIRECTV U.S. on its term loan facility.

As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at December 31, 2004 and 2003 was 1.77 and 1.77, respectively. Working capital decreased by $2,439.7 million to $2,076.6 million at December 31, 2004 from working capital of $4,516.3 million at December 31, 2003. The change was principally due to the sale of PanAmSat, partially offset by the increase in cash discussed above.

As of December 31, 2004, DIRECTV U.S. has the ability to borrow up to $250 million under existing credit facilities. The DIRECTV U.S. credit facilities are available until 2008. DIRECTV U.S. is subject to restrictive covenants under its credit facilities. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

In 2004, we generated $1,261.7 million of positive cash flow (defined as net cash provided by operating activities plus net cash provided by investing activities). In 2005, we expect to be about cash flow break-even. The additional operating cash flows resulting from an anticipated improvement in operating profits, the $251.0 million in expected proceeds from the SkyTerra transaction and the proceeds from the sale of our investment in Tata Teleservices Limited’s redeemable preference shares in 2005 will be offset in part by cash requirements for investing activities related to the remaining cash payments at completion of the Sky Transactions. During 2005 and 2006, we anticipate that the amount of capital expenditures will be generally consistent with 2004 due to capital expenditures at DIRECTV U.S. for satellites and broadcast equipment used in the launch of local HDTV channels.

The financing transactions completed in 2003, as described in Note 9 of the Notes to the Consolidated Financial Statements in Item 8, Part II, provide liquidity to fund our existing business plan. As a result, we expect to fund our existing business plan from a combination of existing cash balances, cash provided from operations and amounts available under existing credit facilities. We are currently considering refinancing opportunities or otherwise modifying the maturity, amount and covenants of our outstanding indebtedness, through amendments, restatements or otherwise depending on market conditions.

Notes Payable and Credit Facilities

At December 31, 2004, we had $2,429.3 million in total outstanding borrowings, bearing a weighted average interest rate of 6.71%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under credit facilities as more fully described in Note 9 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Form 10-K, which we incorporate herein by reference.

Our short-term borrowings, notes payable, credit facilities and other borrowings mature as follows: $19.8 million in 2005; $15.2 million in 2006; $11.4 million in 2007; $254.6 million in 2008; $485.4 million in 2009; and $1,642.9 million thereafter. However, these amounts do not reflect potential prepayments that may be required under DIRECTV U.S.’ senior secured credit facilities.

Dividend Policy and Stockholders’ Equity

Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. Except for the $275 million special cash dividend paid to GM in connection with the split-off, our Board of Directors has not declared dividends on our common stock for more than five years. We have no current plans to pay any dividends on our common stock. We currently expect to retain our future earnings, if any, for the development of our business or other corporate purposes.

THE DIRECTV GROUP, INC.

We are a publicly-traded company with our common stock listed as “DTV” on the NYSE. As part of the News Corporation transactions completed on December 22, 2003, our certificate of incorporation was amended to provide for the following capital stock: common stock, par value $0.01 per share, 3,000,000,000 shares authorized; Class B common stock, par value $0.01 per share, 275,000,000 shares authorized; excess stock, par value $0.01 per share, 800,000,000 shares authorized; and preferred stock, par value $0.01 per share, 9,000,000 shares authorized. As of December 31, 2004, there were no outstanding shares of the Class B common stock, excess stock or preferred stock.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2004, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Item 8 referenced in the table.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-Term Debt Obligations (Note 9)(a)	$3,582.0	$174.1	$350.6	$1,036.2	$2,021.1
Purchase Obligations (Note 21)(b)	7,034.8	1,230.7	2,200.8	2,294.8	1,308.5
Operating Lease Obligations (Note 21)(c)	663.5	89.3	172.6	144.5	257.1
Capital Lease Obligations	107.7	27.4	62.8	17.5	—
Other Long-Term Liabilities Reflected on the Consolidated Balance Sheets under GAAP (Note 11)(d)	504.8	80.3	138.3	155.7	130.5

Total	$11,892.8	$1,601.8	$2,925.1	$3,648.7	$3,717.2

(a)	Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2004, however the obligations for the years one through five do not reflect potential prepayments that may be required under DIRECTV U.S.’ senior secured credit facilities after 2004.
(b)	Purchase obligations consist of broadcast programming commitments, satellite construction contracts, service contract commitments and remaining payments related to the Sky Transactions. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Satellite construction contracts typically exclude the cost to insure and launch satellites into orbit, which costs can be significant to the overall cost of placing a satellite into service. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as customer call center operations, billing services and telemetry, tracking and control services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts. We exclude from the minimum payments above DIRECTV U.S.’ remaining commitment to purchase in excess of $500.0 million of set-top receivers from Thomson during the first three years of the Contract Term based on current set-top receiver prices.
(c)	Certain of the operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.
(d)	Other long-term liabilities include amounts DIRECTV U.S. owes to the NRTC for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the

THE DIRECTV GROUP, INC.

NRTC acquisition transactions discussed above, and obligations to make required minimum contributions to qualified pension plans in accordance with ERISA minimum funding requirements in 2005. After 2005, contributions are dependent on numerous factors that cannot be reasonably predicted.

Off-Balance Sheet Arrangements

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $36.1 million which were undrawn at December 31, 2004.

Contingencies

For a discussion of contingencies, see Note 21 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Form 10-K, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

For a discussion of “Certain Relationships and Related-Party Transactions,” see Note 17 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Form 10-K, which we incorporate herein by reference.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect amounts reported. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported for future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 to the Consolidated Financial Statements in Item 8, Part II, which we incorporate herein by reference.

Multi-Year Programming Contracts for Live Sporting Events.    We charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments, such as DIRECTV U.S.’ agreement with the NFL, to expense based on the ratio of each period’s contract revenues to the estimated total contract revenues to be earned over the contract period. Management evaluates estimated total contract revenues at least annually. If the minimum guarantee payments on an individual contract exceed the estimated total contract revenues, we would recognize a loss equal to the amount of such difference immediately, which could be material to our consolidated results of operations and financial position.

Reserves for Doubtful Accounts.    Management estimates the amount of required reserves for the potential non-collectibility of accounts and notes receivable based upon past experience of collection and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore we could incur additional charges in the future to reflect differences between estimated and actual collections.

Income Taxes.    We must make certain estimates and judgments in determining provisions for income taxes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

THE DIRECTV GROUP, INC.

We assess the recoverability of deferred tax assets at each reporting date and where applicable, record a valuation allowance to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operating activities differs from forecasted amounts, or if we change our estimates of forecasted income from operating activities, we could record additional charges in order to adjust the carrying value of deferred tax assets to their realizable amount. Such charges could be material to our consolidated results of operations and financial position.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. For a discussion of current tax matters, see Note 10: Income Taxes and Note 21: Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Form 10-K, which we incorporate herein by reference.

Contingent Matters.    Determining when, or if, an accrual should be recorded for a contingent matter, including but not limited to legal and tax issues, and the amount of such accrual, if any, requires a significant amount of management estimation. Estimates are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, we could record a charge in a future period that would be material to our consolidated results of operations and financial position.

Valuation and Depreciation of Long-Lived Assets.    We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, and other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2004, and determined that there was no impairment of goodwill or intangible assets with indefinite lives.

THE DIRECTV GROUP, INC.

The goodwill evaluation requires the estimation of the fair value of reporting units where we record goodwill. We determine fair values primarily using estimated cash flows discounted at a rate commensurate with the risk involved, when appropriate. Estimation of future cash flows requires significant judgment about future operating results, and can vary significantly from one evaluation to the next. Risk adjusted discount rates are not fixed and are subject to change over time. As a result, changes in estimated future cash flows and/or changes in discount rates could result in a write-down of goodwill or intangible assets with indefinite lives in a future period which could be material to our consolidated results of operations and financial position.

Recognition of Rebate Related to Long-Term Purchase Agreement.    As part of our sale of HNS’ set-top receiver manufacturing operations to Thomson in June 2004, DIRECTV U.S. entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. As part of this transaction, DIRECTV U.S. can earn an additional $50 million rebate from Thomson if Thomson’s aggregate sales of DIRECTV U.S.’ set-top receivers equal at least $4 billion over the initial five year contract term plus an additional one year optional extension period, or the Contract Term. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $50 million rebate during the initial contract period. DIRECTV U.S. records a proportionate amount of the $50 million rebate as a credit to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the Consolidated Statements of Operations upon set-top receiver activation, over the initial contract period with a corresponding entry to “Accounts receivable, net” in the Consolidated Balance Sheets. However, DIRECTV U.S. will not be paid the $50 million rebate by Thomson until it meets the minimum purchase requirement. DIRECTV U.S. bases its probability assessment for meeting the minimum purchase requirement on its current and future business projections, including its belief that existing and new subscribers will likely acquire new set-top receivers due to certain technological advances. Any negative trends in the purchase of set-top receivers for existing and new subscribers may materially impact its ability to earn the rebate. On a quarterly basis, DIRECTV U.S. will continue to assess whether the rebate is probable over the Contract Term. If DIRECTV U.S. subsequently determines that it is no longer probable that it will earn the rebate, DIRECTV U.S. would be required to reverse the amount of the credit recognized to date as a charge to the Consolidated Statements of Operations at the time such determination is made.

Financial Instruments and Investments.    From time to time, we maintain investments in equity securities of unaffiliated companies. We continually review our investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” We consider, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. If we judge the decline in fair value to be other-than-temporary, we write-down the cost basis of the security to fair value and recognize the amount in the Consolidated Statements of Operations as part of “Other, net.” Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover an investment’s carrying value, thereby possibly requiring a charge in a future period.

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

THE DIRECTV GROUP, INC.

balance of $503.9 million as a cumulative effect of accounting change. The amount of the cumulative effect was $310.5 million, net of taxes. The following table presents our results on a pro forma basis as if we had retroactively applied this new method:

	2004	2003	2002
	(Dollars in Millions, Except Per Share and Per Subscriber Amounts)
Pro Forma:
Total operating costs and expenses	$13,479.4	$9,599.0	$8,712.0
Operating loss	(2,119.4)	(226.8)	(526.6)
Net loss attributable to common stockholders	(1,638.7)	(416.8)	(1,010.4)
Basic and diluted net loss per common share	(1.18)	(0.30)	(0.75)
Other Data:
Operating loss	$(2,119.4)	$(226.8)	$(526.6)
Add: Depreciation and amortization expense	838.0	754.9	676.7

Operating profit (loss) before depreciation and amortization	$(1,281.4)	$528.1	$150.1

Average subscriber acquisition costs—per subscriber (SAC)	$643	$604	$570

For addition information regarding “Accounting Changes,” see Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Form 10-K, which we incorporate herein by reference.

SECURITY RATINGS

Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due. Ratings in the Ba range generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions for Moody’s Investor Services, or Moody’s, and the BB range for Standard & Poor’s Ratings Services, or S&P. Ratings in the B range generally indicate that the obligor currently has financial capacity to meet its financial commitments but there is limited assurance over any long period of time that interest and principal payments will be made or that other terms will be maintained. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

The Company

Effective January 24, 2005, Moody’s no longer provides a security rating for us, consistent with its normal practice of providing a rating for only the primary debt issuer. Accordingly, Moody’s provides security ratings only at the DIRECTV U.S. level, as described below.

On August 9, 2004, S&P affirmed its ratings on our long-term corporate rating of BB, removed the ratings from CreditWatch and assigned a positive outlook. On February 2, 2005, S&P affirmed the ratings and revised the outlook to stable, citing potential share repurchase activity while discretionary cash flow was negative.

DIRECTV U.S.

On April 20, 2004, Moody’s placed the long-term debt ratings for DIRECTV U.S. on review for possible upgrade, following the announcement of the sale of our interest in PanAmSat to an affiliate of KKR. On January 24, 2005, Moody’s concluded its review and raised DIRECTV U.S.’ senior implied rating from Ba3 to Ba2,

THE DIRECTV GROUP, INC.

senior secured rating from Ba2 to Ba1, senior unsecured rating from B1 to Ba2, and issuer rating from B2 to Ba3 with a stable outlook to reflect improving operating performance under new management and increased focus on the core satellite pay-television business. Moody’s did note concern in its ratings action that further ratings improvement may be constrained by the competitive environment.

On August 9, 2004, S&P affirmed its ratings on DIRECTV U.S.’ senior secured credit facilities of BB and DIRECTV U.S.’ $1.4 billion senior unsecured notes of BB-, removed the ratings from CreditWatch and assigned a positive outlook. On February 2, 2005, S&P affirmed the ratings and revised the outlook to stable.

* * *

THE DIRECTV GROUP, INC.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, you should not consider the forward-looking statements as projections by us of future events or losses.

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

Foreign Currency Risk

We generally conduct our business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of December 31, 2004, we had no significant foreign currency exchange contracts outstanding. The impact of a hypothetical 10% adverse change in exchange rates on the fair values of foreign currency denominated assets and liabilities would be a loss of $11.4 million, net of taxes, at December 31, 2004. Excluding HNS, the loss associated with the hypothetical 10% adverse change would be $9.1 million, net of taxes.

Investments

We maintain investments in publicly-traded common stock of unaffiliated companies and are therefore subject to equity price risk. These investments are classified as available-for-sale and, consequently, are reflected in our Consolidated Balance Sheets at fair value with unrealized gains or losses, net of taxes, recorded as part of other comprehensive income, a separate component of stockholders’ equity. Declines in market value that are judged to be other-than-temporary are charged to “Other, net” in the Consolidated Statements of Operations. The fair value of the investments in such common stock was $48.0 million at December 31, 2004 based on closing market prices. A 10% decline in the market price of these investments would cause the fair value of the investments in common stock to decrease by $4.8 million at December 31, 2004.

Interest Rate Risk

We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $2,429.3 million at December 31, 2004 which consisted primarily of DIRECTV’s fixed rate borrowings of $1,400.0 million and variable rate borrowings of $1,011.8 million, and various other floating and fixed rate borrowings. As of December 31, 2004, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $10 million.

Credit Risk

We are exposed to credit risk in the event of non-performance by the counterparties to our derivative financial instrument contracts. While we believe this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

* * *

THE DIRECTV GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The DIRECTV Group, Inc.

El Segundo, California

We have audited the accompanying consolidated balance sheets of The DIRECTV Group, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The DIRECTV Group, Inc. at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2002, The DIRECTV Group, Inc. changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2003, The DIRECTV Group, Inc. adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” and effective January 1, 2004, The DIRECTV Group, Inc. changed its method of accounting for subscriber acquisition, upgrade and retention costs.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2005

THE DIRECTV GROUP, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$11,360.0	$9,372.2	$8,185.4
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Broadcast programming and other costs of sale	4,996.5	4,510.5	4,214.3
Subscriber service expenses	779.9	656.5	643.7
Subscriber acquisition costs:
Third party customer acquisitions	2,009.8	1,439.6	1,385.7
Direct customer acquisitions	694.0	395.4	189.8
Upgrade and retention costs	1,002.4	412.0	277.5
Broadcast operations expenses	196.7	197.3	131.3
General and administrative expenses	1,268.9	1,143.5	1,076.0
Asset impairment charges	1,693.2	—	—
Depreciation and amortization	838.0	754.9	676.7

Total Operating Costs and Expenses	13,479.4	9,509.7	8,595.0

Operating Loss	(2,119.4)	(137.5)	(409.6)
Interest income	50.6	28.4	17.5
Interest expense	(131.9)	(156.3)	(188.6)
Reorganization (expense) income	43.0	(212.3)	—
Other, net	397.6	—	425.5

Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	(1,760.1)	(477.7)	(155.2)
Income tax benefit	690.6	104.3	42.2
Minority interests in net (earnings) losses of subsidiaries	13.1	(1.9)	(1.9)

Loss from continuing operations before cumulative effect of accounting changes	(1,056.4)	(375.3)	(114.9)
Income (loss) from discontinued operations, net of taxes	(582.3)	78.1	(97.6)

Loss before cumulative effect of accounting changes	(1,638.7)	(297.2)	(212.5)
Cumulative effect of accounting changes, net of taxes	(310.5)	(64.6)	(681.3)

Net Loss	(1,949.2)	(361.8)	(893.8)
Preferred stock dividends	—	—	(46.9)

Net Loss Attributable to Common Stockholders	$(1,949.2)	$(361.8)	$(940.7)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations before cumulative effect of accounting changes	$(0.77)	$(0.27)	$(0.12)
Income (loss) from discontinued operations, net of taxes	(0.42)	0.06	(0.07)
Cumulative effect of accounting changes, net of taxes	(0.22)	(0.05)	(0.51)

Net Loss	$(1.41)	$(0.26)	$(0.70)

Weighted average number of common shares outstanding (in millions)-Basic and Diluted	1,384.8	1,382.5	1,343.1

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in Millions, Except Share Data)
ASSETS
Current Assets
Cash and cash equivalents	$2,830.0	$1,779.5
Accounts and notes receivable, net of allowances of $121.7 and $112.7	918.6	896.3
Inventories, net	124.4	270.3
Prepaid expenses and other	377.0	1,087.9
Assets of businesses held for sale	521.1	6,381.6

Total Current Assets	4,771.1	10,415.6
Satellites, net	1,560.4	2,408.2
Property, net	1,135.1	1,791.6
Goodwill, net	3,044.1	3,034.1
Intangible Assets, net	2,227.1	568.5
Investments and Other Assets	1,586.6	819.4

Total Assets	$14,324.4	$19,037.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,290.9	$1,425.7
Unearned subscriber revenues and deferred credits	261.5	170.3
Short-term borrowings and current portion of long-term debt	19.8	226.2
Accrued liabilities and other	881.7	937.5
Liabilities of businesses held for sale	240.6	3,139.6

Total Current Liabilities	2,694.5	5,899.3
Long-Term Debt	2,409.5	2,434.8
Other Liabilities and Deferred Credits	1,665.4	832.8
Deferred Income Taxes	—	216.6
Commitments and Contingencies
Minority Interests	47.9	22.8
Stockholders’ Equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized, 1,385,814,459 shares and 1,383,649,451 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	10,869.9	10,817.5
Retained earnings (deficit)	(3,338.1)	(1,388.9)

Subtotal Stockholders’ Equity	7,531.8	9,428.6

Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	(41.4)	(48.8)
Accumulated unrealized gains on securities and derivatives	22.0	271.4
Accumulated foreign currency translation adjustments	(5.3)	(20.1)

Total Accumulated Other Comprehensive Income (Loss)	(24.7)	202.5

Total Stockholders’ Equity	7,507.1	9,631.1

Total Liabilities and Stockholders’ Equity	$14,324.4	$19,037.4

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock and Additional Paid-In Capital	Preferred Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	(Dollars in Millions, Except Share Data)
Balance at January 1, 2002	200	$9,561.2	$1,498.4	$(86.4)	$98.7	$11,071.9
Net Loss				(893.8)		(893.8)	$(893.8)
Preferred stock			1.6	(1.6)
Preferred stock dividends				(45.3)		(45.3)
Stock options exercised		7.7				7.7
Cancellation of Series A Preferred Stock		1,500.0	(1,500.0)
Issuance of Series B Convertible Preferred Stock		(914.1)	914.1
Other		(3.0)				(3.0)
Minimum pension liability adjustment					(15.0)	(15.0)	(15.0)
Foreign currency translation adjustments:
Unrealized gains					1.6	1.6	1.6
Less: reclassification adjustment for net losses recognized during the period					48.9	48.9	48.9
Unrealized losses on securities and derivatives:
Unrealized holding losses					(96.8)	(96.8)	(96.8)
Less: reclassification adjustment for net gains recognized during the period					(99.1)	(99.1)	(99.1)

Comprehensive loss							$(1,054.2)

Balance at December 31, 2002	200	10,151.8	914.1	(1,027.1)	(61.7)	9,977.1
Net Loss				(361.8)		(361.8)	$(361.8)
Conversion of Series B Convertible Preferred Stock into Class B common stock and common stock split	1,481,891,553	914.1	(914.1)
Adjustment to GM stock holdings in connection with the News Corporation transactions	(98,301,304)
Special cash dividend paid to General Motors		(275.0)				(275.0)
Tax benefit to General Motors		(25.1)				(25.1)
Stock options exercised	59,002	17.7				17.7
Other		34.0				34.0
Minimum pension liability adjustment					(16.5)	(16.5)	(16.5)
Foreign currency translation adjustments					6.0	6.0	6.0
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains					275.3	275.3	275.3
Less: reclassification adjustment for net gains recognized during the period					(0.6)	(0.6)	(0.6)

Comprehensive loss							$(97.6)

Balance at December 31, 2003	1,383,649,451	10,817.5	—	(1,388.9)	202.5	9,631.1
Net Loss				(1,949.2)		(1,949.2)	$(1,949.2)
Stock options exercised	2,139,782	23.0				23.0
Stock-based compensation expense		57.1				57.1
DIRECTV Latin America reorganization		(31.5)				(31.5)
Other	25,226	3.8				3.8
Minimum pension liability adjustment					7.4	7.4	7.4
Foreign currency translation adjustments					14.8	14.8	14.8
Unrealized losses on securities and derivatives:
Unrealized holding losses					(5.6)	(5.6)	(5.6)
Less: reclassification adjustment for net gains recognized during the period					(243.8)	(243.8)	(243.8)

Comprehensive loss							$(2,176.4)

Balance at December 31, 2004	1,385,814,459	$10,869.9	$—	$(3,338.1)	$(24.7)	$7,507.1

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Cash Flows from Operating Activities
Loss from continuing operations before cumulative effect of accounting changes	$(1,056.4)	$(375.3)	$(114.9)
Adjustments to reconcile loss from continuing operations before cumulative effect of accounting changes to net cash provided by operating activities:
Depreciation and amortization	838.0	754.9	676.7
Asset impairment charges	1,693.2	—	—
Equity losses from unconsolidated affiliates	0.2	81.5	70.1
Net gain from sale of investments	(396.5)	(7.5)	(84.1)
Net unrealized (gain) loss on investments	—	(79.4)	180.6
Stock-based compensation expense	57.1	10.5	—
Net gain on exit of DIRECTV Japan business	—	—	(41.1)
Loss on disposal of assets	24.9	10.4	49.3
Deferred income taxes and other	(850.5)	(61.1)	155.3
Accounts receivable credited against Pegasus purchase price	(220.2)	—	—
Change in other operating assets and liabilities
Accounts and notes receivable	18.8	(103.4)	(63.2)
Inventories	23.2	(40.4)	120.8
Prepaid expenses and other	(20.8)	(14.4)	240.2
Accounts payable	(46.7)	339.7	(156.4)
Accrued liabilities	(101.7)	203.4	38.4
Other	266.0	68.3	(359.8)

Net Cash Provided by Operating Activities	228.6	787.2	711.9

Cash Flows from Investing Activities
Proceeds from sale of businesses	2,918.4	—	—
Proceeds from sale of investments	510.5	29.8	322.4
Cash paid for acquired assets	(997.3)	—	—
Investment in companies, net of cash acquired	(388.5)	(11.8)	(27.0)
Payment received on note receivable from PanAmSat	—	—	1,725.0
Net sale (purchase) of short-term investments	7.6	(43.5)	—
Expenditures for property	(476.4)	(410.6)	(497.8)
Expenditures for satellites	(546.7)	(336.8)	(456.7)
Other	5.5	33.0	0.3

Net Cash Provided by (Used in) Investing Activities	1,033.1	(739.9)	1,066.2

Cash Flows from Financing Activities
Net decrease in notes and loans payable	(6.2)	(515.3)	(1,100.8)
Long-term debt borrowings	1.2	2,627.3	1.1
Repayment of long-term debt	(214.8)	(18.8)	(183.3)
Debt issuance costs	(2.4)	(68.8)	(44.1)
Stock options exercised	23.0	17.7	5.1
Repayment of obligations under capital lease	(12.0)	—	—
Special cash dividend paid to General Motors	—	(275.0)	—
Preferred stock dividends paid to General Motors	—	—	(68.7)
Payment of Raytheon settlement	—	—	(134.2)

Net Cash Provided by (Used in) Financing Activities	(211.2)	1,767.1	(1,524.9)

Net cash provided by continuing operations	1,050.5	1,814.4	253.2
Net cash used in discontinued operations	—	(429.5)	(155.0)

Net increase in cash and cash equivalents	1,050.5	1,384.9	98.2
Cash and cash equivalents at beginning of the year	1,779.5	394.6	296.4

Cash and cash equivalents at end of the year	$2,830.0	$1,779.5	$394.6

Supplemental Cash Flow Information
Cash paid for interest	$137.4	$174.1	$166.2
Cash (paid) received for income taxes	(49.2)	29.2	356.6

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

We are a leading provider of digital television entertainment in the United States and Latin America. On March 16, 2004, we changed our corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. Effective on March 17, 2004, our ticker symbol on the New York Stock Exchange was changed from “HS” to “DTV.” Our name was changed to better reflect our commitment to building our business around the DIRECTV businesses and had no impact on our common stock or the rights of stockholders.

Our principal operations are carried out through the following three segments:

DIRECTV U.S. Segment

The DIRECTV Holdings LLC and subsidiaries, or DIRECTV U.S., segment consists of the DIRECTV digital multi-channel entertainment business located in the United States. DIRECTV U.S. launched its direct-to-home, or DTH, service in 1994 and is the largest provider of DTH digital television services and the second largest multi-channel video programming distribution, or MVPD, provider in the United States.

DIRECTV Latin America Segment

DIRECTV Latin America, or DTVLA, is a leading provider of DTH digital television services throughout Latin America, which includes South America, Central America, Mexico and the Caribbean. DTVLA provides a wide selection of high-quality, local and international programming under the DIRECTV brand. When we refer to DTVLA, we refer to a group of companies that combine to provide the DIRECTV service throughout Latin America. The most significant DTVLA companies include DIRECTV Latin America, LLC, or DLA LLC, which we own approximately 85.9% of as of December 31, 2004, as well as the consolidated local operating companies, or LOCs, selling the DIRECTV service to subscribers in Latin America. On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in order to address its financial and operational challenges. In February 2004, DLA LLC announced the confirmation of its Plan of Reorganization by the U.S. Bankruptcy Court and its emergence from Chapter 11. On October 8, 2004, we entered into a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International, Inc., or Liberty, which we refer to as the Sky Transactions. The Sky Transactions are designed to consolidate our DTH platforms with those of Sky Latin America in each of the major territories served in that region. Total cash consideration for the equity interests in the Sky Latin America platforms is approximately $580 million, of which we paid $398 million in October 2004. The remainder is subject to adjustment and will be paid at the completion of the transactions. See Notes 3 and 18 for more information related to these events.

Network Systems Segment

Hughes Network Systems, Inc., or HNS, constitutes our Network Systems segment. HNS is a leader in the market for satellite-based private business networks (commonly known as VSATs) and consumer broadband Internet access, both marketed under the DIRECWAY® brand. In 2004, we completed the sale of HNS’ set-top receiver manufacturing operations to Thomson Inc., or Thomson, and the sale of HNS’ 55% ownership interest in Hughes Software Systems Limited, or HSS, to Flextronics Sales & Marketing (L-A) Ltd., or Flextronics. Also in December 2004, we announced an agreement to sell a 50% interest in a new entity that will own substantially all of the remaining net assets of HNS. See Note 3 for more information related to these transactions.

Discontinued Operations

During 2004, we completed the sale of our approximately 80.4% interest in PanAmSat Corporation, or PanAmSat. We announced, in December of 2002, that DIRECTV Broadband, Inc., or DIRECTV Broadband,

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

would close its high-speed Internet service business. Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat, which formerly comprised the Satellite Services segment, HSS, which was a component of the Network Systems segment, and DIRECTV Broadband have been excluded from our results from continuing operations for all periods presented herein. Consequently, the financial results of PanAmSat, HSS and DIRECTV Broadband are presented in our Consolidated Statements of Operations in a single line item entitled “Income (loss) from discontinued operations, net of taxes.” The related assets and liabilities of PanAmSat and HSS are presented in the Consolidated Balance Sheets in line items entitled “Assets of businesses held for sale” and “Liabilities of businesses held for sale” as of December 31, 2003. “Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Consolidated Balance Sheets as of December 31, 2004 include substantially all of the remaining assets and liabilities of HNS.

News Corporation Transactions

On December 22, 2003, we, General Motors Corporation, or GM, and News Corporation completed a series of transactions that resulted in the split-off of the Company from GM and the simultaneous sale of GM’s 19.8% interest in us to News Corporation. GM received approximately $3.1 billion in cash and 28.6 million News Corporation Preferred American Depository Shares, or ADSs, in these transactions. GM split-off the Company by distributing the Company’s common stock to the holders of the GM Class H common stock in exchange for their GM Class H common shares on a one-for-one basis. Immediately after the split-off, News Corporation acquired an additional 14.2% of our outstanding common stock from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of our outstanding common stock. GM Class H common stockholders received about 0.8232 shares of our common stock and about 0.09207 News Corporation Preferred ADSs for each share of GM Class H common stock held immediately prior to the closing of the transactions. In addition, we paid to GM a special cash dividend of $275 million in connection with the transactions. Upon completing these transactions, News Corporation transferred its 34% interest in us to its 82% owned subsidiary, Fox Entertainment Group, Inc.

For us, the transactions represented an exchange of equity interests by investors. As such, we continue to account for our assets and liabilities at historical cost and did not apply purchase accounting. We recorded the $275 million special cash dividend payment to GM as a reduction to additional paid-in capital. We also recorded a $25.1 million decrease to additional paid-in capital representing the difference between our consolidated tax receivable from GM as determined on a separate return basis and the receivable determined pursuant to the amended income tax allocation agreement between GM and us. See Note 10 for additional discussion regarding the amended income tax allocation agreement.

Upon completion of the transactions in 2003, we expensed related costs of about $132 million that primarily included investment advisor fees of about $49 million, retention benefits of about $65 million and severance benefits of about $15 million. In addition, certain of our employees earned about $36 million in additional retention benefits during 2004 subsequent to the completion of the News Corporation transactions. See Note 16 for more information about retention benefits.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements are presented on a consolidated basis and include our accounts and those of our domestic and foreign subsidiaries that we own more than 50% or otherwise control after elimination of intercompany accounts and transactions. We allocate earnings and losses to minority interests only to the extent of a minority investor’s investment in a subsidiary.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Use of Estimates in the Preparation of the Consolidated Financial Statements

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Reclassifications

Beginning in the fourth quarter of 2004, we report payments in transit drawn on bank accounts at financial institutions where we have no cash on deposit in “Accounts payable” instead of our previous practice of deducting these payments in transit from “Cash and cash equivalents.” Payments in transit were $25.3 million at December 31, 2004 and $59.4 million at December 31, 2003.

Beginning in the third quarter of 2004, we changed the categories of operating costs and expenses included in the Consolidated Statements of Operations to a presentation that adds clarity and ease of understanding of the results of operations of our DTH businesses. Also, we disaggregated the Direct-To-Home Broadcast segment, which included the DIRECTV U.S. and DIRECTV Latin America businesses. We now report the DIRECTV U.S. and DIRECTV Latin America businesses as separate segments as provided by Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Beginning on January 1, 2004, we allocate pension and other postretirement benefit expenses to our subsidiaries.

We reclassified prior period information in the consolidated financial statements to conform to the current period presentation.

Revenue Recognition

We generally recognize sales as services are rendered or products are shipped. We recognize DTH subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, DIRECTV- The Guide, warranty services and equipment rental as revenue, monthly as earned. We recognize advertising revenue when the related services are performed. We record programming payments received from subscribers in advance of the broadcast as deferred revenues until earned.

We derive a small percentage of revenues from long-term contracts for the sale of wireless communications systems. We recognize sales under long-term contracts primarily using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, we record sales equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits we expect to be realized on long-term contracts are based on estimates of total sales value and costs at completion. We review and revise these estimates periodically throughout the lives of the contracts, and record adjustments to profits resulting from such revisions in the accounting period in which we make the revisions. We record estimated losses on contracts in the period in which they are identified.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Broadcast Programming and Other Costs of Sale

We recognize the costs of television programming distribution rights when we distribute the related programming. We recognize the costs of television programming rights to distribute live sporting events for a season or tournament using the straight-line method over the course of the season or tournament. However, we recognize the costs for live sporting events with multi-year contracts and minimum guarantee payments based on the ratio of each period’s revenues to the estimated total contract revenues to be earned over the contract period. We evaluate estimated total contract revenues at least annually. If we determine that the minimum guarantee on an individual contract exceeds the estimated total contract revenues, we would recognize a loss equal to the amount of such difference immediately.

We defer advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal and recognize them as a reduction of programming costs on a straight-line basis over the related contract term. We record equity instruments at fair value based on quoted market prices or values determined by management, which may include independent third-party valuations. We also record the amortization of a provision for above-market programming contracts that we recorded in connection with the 1999 acquisition of certain premium subscription programming contracts from United States Satellite Broadcasting Company, Inc., or USSB, as a reduction of programming costs. We determined the provision based upon an independent third-party appraisal and recorded the provision at its net present value, with interest expense recognized over the remaining term of the contract. We record the current and long-term portions of these deferred credits in the Consolidated Balance Sheets in “Unearned subscriber revenues and deferred credits” and “Other Liabilities and Deferred Credits” and amortize these deferred credits using the interest method over the related contract terms.

Subscriber Acquisition Costs

Subscriber acquisition costs, or SAC, in the Consolidated Statements of Operations consist of costs incurred to acquire new DIRECTV subscribers through third parties and our direct customer acquisition program.

Effective January 1, 2004, we changed our method of accounting for subscriber acquisition costs to expense all subscriber acquisition costs as incurred as subscribers activate the DIRECTV service. Previously, we deferred a portion of subscriber acquisition costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized these costs to expense over the contract period. We included the deferred portion of the costs in “Prepaid expenses and other” in the Consolidated Balance Sheets. See “Accounting Changes” below for further discussion of the change in accounting method.

Third party customer acquisition costs represent direct costs we incur to acquire new DIRECTV subscribers through third parties, which include our national retailers as well as independent satellite television retailers, dealers, regional Bell operating companies and others. These costs also consist of third party commissions, print and television advertising and subsidies we incur for DIRECTV System equipment, if any. Although paid in advance, the retailer or dealer earns substantially all commissions paid for third party customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel DIRECTV service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to third party acquisition costs.

Direct customer acquisition costs consist primarily of hardware, installation, advertising, marketing and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Upgrade and Retention Costs

Upgrade and retention costs in the Consolidated Statements of Operations consist primarily of costs for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, DVR (digital video recorder) and local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers.

Effective January 1, 2004, we changed our method of accounting for upgrade and retention costs to expense the cost of installation and hardware under our loyalty programs. Previously, we deferred a portion of upgrade and retention costs equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized these costs to expense over the contract period. We included the deferred portion of the costs in “Prepaid expenses and other” in the Consolidated Balance Sheets. See “Accounting Changes” below for further discussion of the change in accounting method.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments we purchase with original maturities of three months or less.

Inventories

We state inventories at the lower of cost or market principally using the average cost method.

The following table sets forth the amounts we recorded for inventories, net, at December 31:

	2004	2003
	(Dollars in Millions)
Finished goods	$124.6	$158.3
Productive material and supplies	—	64.2
Work in process	—	81.1

Total	124.6	303.6
Less provision for excess or obsolete inventory	0.2	33.3

Inventories, net	$124.4	$270.3

Property, Satellites and Depreciation

We carry property and satellites at cost. Satellite costs include construction costs, launch costs, launch insurance, incentive obligations, direct development costs and capitalized interest. Capitalized satellite costs represent satellites under construction and the cost of successful satellite launches. Capitalized customer leased set-top receiver costs include the cost of hardware and installation. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

Goodwill and Intangible Assets

Intangible assets with indefinite lives consist of Federal Communications Commission, or FCC, licenses for DTH broadcasting frequencies, or Orbital Slots. We do not amortize goodwill and Orbital Slots, but rather they

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

are subject to write-down, as needed, based upon an impairment analysis that occurs at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We amortize other intangible assets using the straight-line method over their estimated useful lives, which range from 2 to 12 years.

Step one of the annual two-part goodwill impairment test requires a comparison of the fair value of each reporting unit with its respective carrying value, including goodwill. If the reporting unit carrying value exceeds the fair value, step two of the impairment test is performed to measure the amount of the impairment loss, if any. Step two requires the comparison of the implied value of the reporting unit goodwill with the carrying amount of that goodwill. The implied value of goodwill is equal to the excess of the fair value of the reporting unit determined in step one over the fair value of its net tangible and intangible assets. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, we will recognize an impairment loss in an amount equal to that excess. For Orbital Slots, we complete the annual impairment test by comparing the fair value of Orbital Slots to their carrying values. If the carrying value of the Orbital Slots exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess.

We perform our annual impairment test for goodwill and Orbital Slots during the fourth quarter of each year, using the present value of expected future cash flows and other techniques for determining fair value. Changes in estimates of future cash flows or changes in market values could result in a write-down of the asset in a future period. If an impairment loss results from the annual impairment test, we will record the loss as a pre-tax charge to operating income.

Valuation of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events or circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, or other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair values for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Foreign Currency

Some of our foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. We record the resulting translation adjustment as part of accumulated other comprehensive income (loss), or OCI, a separate component of stockholders’ equity. We also record translation adjustments for foreign currency denominated equity investments as part of OCI.

We also have foreign operations where the U.S. dollar has been determined as the functional currency. We recognize gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar currently in the Consolidated Statements of Operations.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Investments and Financial Instruments

We maintain investments in equity securities of unaffiliated companies. We carry non-marketable equity securities at cost. We consider marketable equity securities available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of OCI. We continually review our investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” We consider, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. If we judge the decline in fair value to be other-than-temporary, we write-down the cost basis of the security to fair value and recognize the amount in the Consolidated Statements of Operations as part of “Other, net” and record it as a reclassification adjustment from OCI.

We account for investments in which we own at least 20% of the voting securities or have significant influence under the equity method of accounting. We record equity method investments at cost and adjust for the appropriate share of the net earnings or losses of the investee. We record investee losses up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in our recognizing investee earnings or losses in excess of our ownership percentage.

The carrying value of cash and cash equivalents, accounts and notes receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument or debt approximated fair value at December 31, 2004 and 2003.

We carry all derivative financial instruments in the Consolidated Balance Sheets at fair value based on quoted market prices. We use derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. We recognize changes in fair value of designated, qualified and effective fair value hedges in earnings as offsets to the changes in fair value of the related hedged items. We defer changes in fair value of designated, qualified and effective cash flow hedges and record these charges as a component of OCI until the hedged transactions occur and we recognize them in earnings. We immediately recognize the ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value in the Consolidated Statements of Operations in “Other, net.” We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. We discontinue hedge accounting prospectively when hedge instruments are no longer highly effective.

Debt Issuance Costs

We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Stock-Based Compensation

We grant restricted stock units and common stock options to our employees. On January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” Under this method, we recognize compensation expense equal to the fair value of the stock-based award at grant over the course of its

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

vesting period. We elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the Consolidated Statements of Operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. We accounted for stock options, restricted stock units and other stock-based awards granted prior to January 1, 2003 under the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.”

As a result of the completion of the News Corporation transactions on December 22, 2003, all outstanding GM Class H common stock based awards converted to awards based on our common stock. Under SFAS No. 123, we considered the conversion a modification of all outstanding awards, and accordingly, have accounted for all awards under the fair value based method subsequent to the completion of the News Corporation transactions.

The following table presents the effect on loss from continuing operations before cumulative effect of accounting changes of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and restricted stock units for the years ended December 31:

	2004	2003	2002
	(Dollars in Millions, Except Per Share Amounts)
Reported loss from continuing operations before cumulative effect of accounting changes	$(1,056.4)	$(375.3)	$(114.9)
Add: Stock compensation cost, net of taxes, included above	36.8	11.9	3.2
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(36.8)	(107.8)	(174.9)

Pro forma loss from continuing operations before cumulative effect of accounting changes	$(1,056.4)	$(471.2)	$(286.6)

Basic and diluted loss from continuing operations before cumulative effect of accounting changes per common share:
Reported	$(0.77)	$(0.27)	$(0.12)
Pro forma	(0.77)	(0.34)	(0.21)

The 2004 stock compensation costs include the cost of options granted to our CEO to replace stock options that News Corporation, his former employer, cancelled and the cost associated with former employees of News Corporation who retained their News Corporation stock options and are now employed by us. The 2003 stock compensation cost includes a charge of $15.2 million, net of tax, resulting from the acceleration of vesting for 11.5 million stock options as a result of the completion of the News Corporation transactions.

The stock compensation costs presented in the table above exclude compensation cost related to stock options issued by PanAmSat to its employees.

The stock compensation costs presented in the table above are not necessarily indicative of the amounts that we will report in future periods.

Income Taxes

We determine income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, we determine deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which we expect the differences to reverse. We must make certain estimates and judgments in determining income tax provisions, assessing the likelihood of recovering our deferred tax assets, and evaluating tax positions.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In addition, the calculation of our tax liabilities involves evaluations and judgments of uncertainties in interpretations of complex tax regulations by various taxing authorities. We provide for the appropriate amount when it is probable and estimable that an income tax liability will be due. As additional information becomes available, or we resolve these uncertainties with the taxing authorities, revisions to those liabilities may be required resulting in additional provision or benefit from income taxes in our Consolidated Statements of Operations. While it is often difficult to predict the final outcome or the timing of resolution, we believe that our accruals reflect the most probable outcome of known tax contingencies. For a discussion of our current tax matters, see Note 21.

Advertising and Research and Development Costs

We expense advertising and research and development costs as incurred and include these expenses in “General and administrative expenses” in the Consolidated Statements of Operations. Advertising expenses, net of payments received from programming content providers for marketing support, were $170.1 million in 2004, $199.0 million in 2003 and $189.1 million in 2002. Expenditures for research and development were $49.0 million in 2004, $54.6 million in 2003 and $66.2 million in 2002.

Market Concentrations and Credit Risk

We sell programming services and extend credit, in amounts generally not exceeding $100 each, to a large number of individual residential subscribers throughout the United States and Latin America. As applicable, we maintain allowances for anticipated losses.

Accounting Changes

Subscriber Acquisition, Upgrade and Retention Costs.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance of $503.9 million that was included in “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2003 as a cumulative effect of accounting change. The amount of the cumulative effect was $310.5 million, net of taxes. Had the new method of accounting been applied during the years ended December 31, 2003 and 2002, operating costs would have increased by $89.3 million and $117.0 million, respectively.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth our loss from continuing operations before cumulative effect of accounting changes and net loss attributable to common stockholders on a pro forma basis as if the change in accounting for subscriber acquisition, upgrade and retention costs had been applied retroactively:

	2004	2003	2002
	(Dollars in Millions, Except Per Share Amounts)
Reported loss from continuing operations before cumulative effect of accounting changes	$(1,056.4)	$(375.3)	$(114.9)
Reported basic and diluted loss per common share	(0.77)	(0.27)	(0.12)
Pro forma loss from continuing operations	(1,056.4)	(430.3)	(184.6)
Pro forma basic and diluted loss per common share	(0.77)	(0.31)	(0.17)
Reported net loss attributable to common stockholders	(1,949.2)	(361.8)	(940.7)
Reported basic and diluted loss per common share	(1.41)	(0.26)	(0.70)
Pro forma net loss attributable to common stockholders	(1,638.7)	(416.8)	(1,010.4)
Pro forma basic and diluted loss per common share	(1.18)	(0.30)	(0.75)

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

Variable Interest Entities.    In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” or FIN 46. FIN 46 requires the consolidation of a variable interest entity, or VIE, where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. We applied this interpretation beginning on July 1, 2003 for entities created prior to February 1, 2003. We determined that the partially-owned LOCs providing DIRECTV programming services in Venezuela and Puerto Rico, of which we owned 19.5% and 40.0%, respectively, are VIEs. As a result, on July 1, 2003, we began consolidating the Venezuelan and Puerto Rican LOCs resulting in an increase in total assets of $55.1 million, which included $29.1 million of cash. The adoption of this interpretation resulted in us recording an after-tax charge of $64.6 million to cumulative effect of accounting changes in the Consolidated Statements of Operations.

Prior to July 1, 2003, we accounted for our investments in the Venezuelan and Puerto Rican LOCs under the equity method of accounting and, through June 30, 2003, reflected approximately 75.0% of their net income or loss in “Other, net” in the Consolidated Statements of Operations due to the accumulation of net losses in excess of other investors’ investments.

Stock-Based Compensation.    As discussed above, beginning on January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period. We elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the Consolidated Statements of Operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Goodwill and Other Intangible Assets.    We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. As a result of completing the required transitional impairment test, we determined that the carrying value of reporting unit goodwill exceeded the fair value of that goodwill and that all of the goodwill recorded at DTVLA and DIRECTV Broadband, $631.8 million and $107.9 million, respectively, was impaired. In the fourth quarter of 2002, we also recorded a $16.0 million charge representing our share of the goodwill impairment of an equity method investee. As a result, we recorded a charge to “Cumulative effect of accounting changes, net of taxes,” of $681.3 million ($755.7 million pre-tax) as of January 1, 2002 in the Consolidated Statements of Operations.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” or SFAS No. 153. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” or SFAS No. 151. SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these types of costs be recognized as current period expenses. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

Note 3: Acquisitions, Divestitures and Other Transactions

Acquisitions

Sky Transactions

On October 8, 2004, we entered into a series of transactions with News Corporation, Televisa, Globo and Liberty that provide for the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. Total cash consideration for the equity interests in the Sky Latin America platforms is approximately $580 million, of which we paid $398 million in October 2004. The remainder is subject to adjustment and will be paid at the completion of the transactions.

In Brazil, DIRECTV Brasil and Sky Brasil have agreed to merge, with our DIRECTV Brasil customers migrating to the Sky Brasil platform. In addition, we intend to acquire the interests of News Corporation and

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Liberty in Sky Brasil upon completion, acquiring in excess of 70% of the merged platform. The transactions in Brazil are subject to local regulatory approval which has been requested but not yet granted. We intend to consolidate the operations of Sky Brasil only upon receipt of approval from the appropriate regulatory bodies. If we do not obtain required regulatory approvals, we may consider selling or shutting down DIRECTV Brasil with the expectation that following such an alternative transaction, we would be able to obtain regulatory approval to purchase the interests of News Corporation and Liberty in Sky Brasil.

In Mexico, DTVLA’s local affiliate is in the process of closing its operations and has sold its subscriber list to Sky Mexico. In addition, we will acquire the interest of News Corporation and, jointly with Televisa, the interest of Liberty in Sky Mexico. We will receive up to a 15% equity interest in Sky Mexico as consideration for DIRECTV Mexico’s subscriber list, which is expected to occur in late 2005. The amount of equity we expect to receive is impacted by the successful migration and retention of DIRECTV Mexico’s subscribers to Sky Mexico and is subject to final verification. Upon consummation of these transactions, we anticipate having an equity interest of approximately 43% in Sky Mexico, which will not be a controlling interest.

In the rest of the region, we have acquired the interests of News Corporation and Liberty and have agreed to acquire the interests of Globo and Televisa in Sky Multi-Country Partners and certain related businesses, or PanAmericana, which own DTH platforms in Colombia and Chile. DTVLA intends to migrate the Sky Colombia and Sky Chile subscribers to the DTVLA platform in 2005. However, the transaction in Colombia is subject to local regulatory approval.

The cash consideration of approximately $580.0 million relates to the acquisition of the News Corporation’s and Liberty’s interests in Sky Brasil and Sky Mexico for approximately $362.0 million and $315.0 million, respectively, offset by the assumption of Sky’s PanAmericana entities’ net liabilities of approximately $91.9 million. In the fourth quarter of 2004, we paid approximately $398.0 million of the total cash consideration, principally related to the prepayment of the Sky Brasil interests. The prepayments made by us related specifically to our acquisition of the Sky Brasil interests must be refunded by News Corporation should the transactions be terminated due to the inability to obtain local regulatory approval. We will consolidate the operations of Sky Brasil and have agreed to guarantee all of Sky Brasil’s approximately $210.0 million of outstanding bank debt as well as all of their long-term transponder obligations upon receipt of local regulatory approval. We will not consolidate the operations of Sky Mexico, however, upon successful completion of the transaction, we have agreed to guarantee our attributable share of approximately $88.0 million of bank debt as well as our attributable share of their long-term transponder obligations in proportion to our ownership percentage. We began consolidating Sky’s PanAmericana entities on October 8, 2004 and have recorded approximately $12.4 million of goodwill based on our preliminary allocation of purchase price, which is subject to adjustment. We have recorded the prepaid amounts and the present value of News Corporation’s future reimbursement related to our assumption of certain liabilities of Sky’s PanAmericana entities in “Investments and Other Assets” in our Consolidated Balance Sheets as of December 31, 2004.

Darlene Investments LLC, or Darlene, has filed suit alleging fraud, self-dealing and violation of fiduciary, contractual and other duties against us and certain of our subsidiaries (including DLA LLC), News Corporation and others seeking, among other things, injunctive relief to preclude the consummation of the Sky Transactions. See Note 21 for more information regarding this case.

NRTC Contract Rights

On June 2, 2004, DIRECTV U.S. and the National Rural Telecommunications Cooperative, or NRTC, announced an agreement, effective June 1, 2004, to end the NRTC’s exclusive DIRECTV service distribution

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

agreement to certain rural territories in the United States and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis, calculated using an estimated incremental annual borrowing rate of 4.3%. As a result of this agreement, DIRECTV U.S. now has the right to sell its services in all territories across the United States. The present value of the cash payments to be made to the NRTC plus fees paid associated with the transaction, the total of which amounted to $334.1 million, were recorded in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits,” with a corresponding amount recorded as distribution rights in “Intangible Assets, net” in the Consolidated Balance Sheets. The distribution rights intangible asset is being amortized to expense over seven years, which represents the remaining life of the DIRECTV service distribution agreement.

NRTC Member Subscribers

In connection with the NRTC transaction described above, during the second and third quarters of 2004, all NRTC members, excluding Pegasus Satellite Television, Inc., or Pegasus, elected to sell their subscribers to DIRECTV U.S. DIRECTV U.S. paid $187.2 million in the third quarter of 2004 for members electing a lump-sum payout plus additional fees associated with the transaction and recorded $198.3 million in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” for those members electing the long-term payment option of seven years plus interest. As a result, DIRECTV U.S. recorded a subscriber related intangible asset in “Intangible Assets, net” in the Consolidated Balance Sheets amounting to $385.5 million, which is being amortized over the estimated subscriber lives of approximately six years.

The total obligations owed to the NRTC and its members electing the long-term payment option amounted to $487.8 at December 31, 2004 and is payable approximately as follows: $63.3 million in 2005, $67.1 million in 2006, $71.2 million in 2007, $75.5 million in 2008, $80.2 million in 2009 and $130.5 million thereafter.

Pegasus Subscribers

On August 27, 2004, DIRECTV U.S. acquired the subscribers and certain assets, consisting primarily of subscriber accounts receivable, of Pegasus for a total purchase price of $987.9 million. The total cash consideration DIRECTV U.S. paid to Pegasus amounted to $773.0 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services, and a May 2004 $63 million judgment in favor of DIRECTV U.S. As a result of the transaction, DIRECTV U.S. recorded a subscriber related intangible asset in “Intangible Assets, net” in the Consolidated Balance Sheets amounting to $951.3 million, which is being amortized over the estimated subscriber lives of approximately five years.

Other

As part of an arrangement with Telesat, DIRECTV U.S. agreed to provide Telesat the use of the DIRECTV 3 satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV U.S. the use of its 72.5 WL orbital location through 2008. As additional consideration for DIRECTV U.S.’ use of 72.5 WL, DIRECTV U.S. also agreed to allow Telesat to use DIRECTV 5 or a similar satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the FCC in the third quarter of 2004, DIRECTV U.S. transferred DIRECTV 3 to Telesat and relocated DIRECTV 5, which was also an in-orbit spare, to 72.5 WL to provide additional local channels and other programming in the United States. These transactions have been recorded as an exchange of similar productive assets based on the net book values of the assets exchanged. As a result, we recorded a $162.6 million 72.5 WL orbital license intangible asset, which is equal to the $71.5 million net book value of the DIRECTV 3 satellite transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the transferred satellite over the five year lease period. The 72.5 WL orbital license intangible asset is being amortized over the four year contract period, and the deferred lease revenues will be recognized as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Divestitures

Hughes Network Systems

On December 6, 2004, we announced an agreement to sell a 50% interest in a new entity that will own substantially all of the remaining net assets of HNS, including the assets of the SPACEWAY business, to SkyTerra. The assets of the SPACEWAY business exclude rights to the first two satellites designed for the SPACEWAY program, SPACEWAY 1 and SPACEWAY 2, which will be used to support DIRECTV U.S.’ DTH satellite broadcasting business. The SPACEWAY assets include the rights related to the third SPACEWAY satellite which is currently under construction, as well as rights to a contemplated fourth SPACEWAY satellite and certain ground equipment and related intellectual property. We will retain a 50% interest in the new company and receive $251 million in cash, which is subject to closing adjustments, and 300,000 shares of SkyTerra common stock. Under the terms of this transaction, SkyTerra will be responsible for the day-to-day management of the new company. We recognized a pre-tax charge of $190.6 million to “Asset impairment charges” on the Consolidated Statements of Operations in the fourth quarter of 2004 related to this transaction. We expect the SkyTerra transaction to close in the first half of 2005 and it is subject to certain regulatory approvals, receipt of financing and other customary closing conditions. Following the closing of this transaction, we will no longer consolidate HNS, but rather will account for our investment under the equity method of accounting.

The carrying amounts of major classes of HNS’ assets and liabilities that have been included in “Assets of businesses held for sale” and “Liabilities of businesses held for sale” on the Consolidated Balance Sheets as of December 31, 2004 were as follows:

December 31, 2004
(Dollars in Millions)
Total current assets	$314.3
Total assets	521.1
Total current liabilities	204.9
Total liabilities	240.6

The following table sets forth pro forma revenues and operating loss of the company excluding the HNS operations that will be contributed as part of the SkyTerra transaction and HNS’ set-top receiver manufacturing operations that were sold in June 2004, as discussed in more detail below:

Year Ended December 31, 2004
(Dollars in Millions)
Revenues	$10,437.9
Operating loss	(340.9)

PanAmSat

On August 20, 2004, we completed the sale of our approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P., or KKR, and received the sale proceeds of approximately $2.64 billion. The net loss on the sale of PanAmSat of $723.7 million, net of $354.4 million of taxes, for the year ended December 31, 2004 includes direct costs associated with the transaction and our retention of certain tax liabilities of PanAmSat.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Operating results of the discontinued operations of PanAmSat are as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Revenues	$518.9	$831.0	$812.3

Income before income taxes	$65.3	$134.5	$113.5
Income tax expense	(3.6)	(30.4)	(28.3)
Minority interests and other	(13.6)	(29.7)	(5.7)

Net income from discontinued operations, net of taxes	$48.1	$74.4	$79.5

The carrying amounts of major classes of assets and liabilities for the discontinued operations of PanAmSat were as follows:

December 31, 2003
(Dollars in Millions)
Total current assets	$938.4
Satellites and other property, net	2,362.5
Goodwill, net	2,748.6
Total assets	6,291.1
Total current liabilities	155.8
Long-term debt	1,696.5
Other liabilities and deferred credits	273.3
Minority interests	540.6
Total liabilities	3,092.1

Hughes Software Systems

During 2004, HNS completed the sale of its approximately 55% ownership interest in HSS to Flextronics for $226.5 million in cash, which we received on June 11, 2004. In the third quarter of 2004, we recognized an after-tax gain of approximately $90.7 million ($176.1 million pre-tax), included in “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

Operating results of the discontinued operations of HSS are as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Revenues	$26.0	$51.0	$29.9

Income before income taxes	$5.4	$17.2	$9.6
Income tax expense	(0.6)	(2.0)	(1.5)
Minority interests and other	(2.1)	(6.8)	(3.5)

Net income from discontinued operations, net of taxes	$2.7	$8.4	$4.6

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The carrying amounts of assets and liabilities for the discontinued operations of HSS are as follows:

December 31, 2003
(Dollars in Millions)
Total assets	$90.5
Total liabilities	47.5

DIRECTV Broadband

On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, we recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During 2003, we reduced the accrual due to the favorable settlement of certain contractual commitments by recording a gain of $1.6 million to “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations. As of December 31, 2004, $0.9 million of accruals remained. During the year ended December 31, 2002, DIRECTV Broadband reported a $88.9 million loss from discontinued operations, net of taxes.

Satellite Systems Manufacturing Businesses

Pursuant to a settlement agreement executed on July 15, 2003 related to the purchase price adjustment dispute arising from the 2000 sale of our satellite systems manufacturing businesses to The Boeing Company, or Boeing, we recorded an after-tax charge of $6.3 million to discontinued operations during the quarter ended June 30, 2003. On July 18, 2003, we paid the $360 million settlement amount to Boeing, which is included in “Net cash used in discontinued operations” in the Consolidated Statements of Cash Flows.

We included the after-tax charge of $6.3 million resulting from the settlement with Boeing discussed above in “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations for the year ended December 31, 2003. We present the net cash flows used by DIRECTV Broadband and the $360 million settlement payment to Boeing in 2003 in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

“Income (loss) from discontinued operations, net of taxes,” as reported in the Consolidated Statements of Operations, is comprised of the following:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions, Except Per Share Amounts)
Income (loss) from discontinued operations, net of taxes	$50.8	$82.8	$(4.8)
Loss on sale of discontinued operations, net of taxes	(633.1)	(4.7)	(92.8)

Income (loss) from discontinued operations, net of taxes	$(582.3)	$78.1	$(97.6)

Basic and Diluted Earnings (Loss) Per Common Share:
Income from discontinued operations, net of taxes	$0.04	$0.06	$—
Loss on sale of discontinued operations, net of taxes	(0.46)	—	(0.07)

Income (loss) from discontinued operations, net of taxes	$(0.42)	$0.06	$(0.07)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Set-Top Receiver Manufacturing Operations

As part of our sale of HNS’ set-top receiver manufacturing operations to Thomson for $250 million in cash in June 2004, DIRECTV U.S. entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of the HNS assets sold of approximately $200 million has been deferred and will be recognized as described below as a result of the Agreement. DIRECTV U.S. can earn a $50 million rebate from Thomson if Thomson’s aggregate sales of DIRECTV U.S.’ set-top receivers equal at least $4 billion over the initial five year contract term plus an optional one year extension period, or the Contract Term. DIRECTV U.S. can also earn, on a pro rata basis, an additional $100 million rebate from Thomson if Thomson’s aggregate sales of DIRECTV U.S.’ set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. The $200 million of deferred proceeds has been recorded as “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” in the Consolidated Balance Sheets and is recognized as an offset to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the Consolidated Statements of Operations, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirements will be met for the initial $50 million rebate during the contract period. DIRECTV U.S. records a proportionate amount of the $50 million rebate as a credit to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the Consolidated Statements of Operations upon set-top receiver activation over the initial contract period with a corresponding entry to “Accounts and notes receivable, net” in the Consolidated Balance Sheets. As a result, during the last six months of 2004, DIRECTV U.S. recognized $4.7 million of the $50 million rebate in the Consolidated Statements of Operations.

We included the proceeds in excess of the net book value of the HNS assets sold of approximately $200 million in cash flows from operating activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2004.

As we expect to have significant continuing cash flows with the set-top receiver manufacturing operations resulting from the Agreement, the financial results of the set-top receiver manufacturing operations prior to June 2004 will continue to be reported in continuing operations, and not as a discontinued operation.

Operating results of the set-top receiver manufacturing operations are as follows through the date of sale:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Revenues	$306.6	$519.2	$408.6

Income (loss) before income taxes	$(8.7)	$27.6	$26.0
Income tax (expense) benefit	3.3	(10.6)	(10.5)

Net income (loss)	$(5.4)	17.0	15.5

Revenues for the sale of set-top receivers through the date of sale, excluding intercompany sales to DIRECTV U.S., were $154.7 million, $353.4 million and $305.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Hughes Tele.com (India) Limited

On December 6, 2002, HNS completed a series of transactions to exchange its equity interest in HTIL of $58.8 million, long-term receivables from HTIL of $75.0 million, and a net receivable of $25.4 million from

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

HTIL’s Indian sponsor, Ispat, in exchange for investments in Tata Teleservices Limited, or TTSL. We accounted for the transactions for as a sale of the assets surrendered at their fair values and the purchase of the instruments in TTSL on the date of the transactions. HNS allocated the fair value of the assets surrendered of $135.1 million to the assets received, which included redeemable preference shares ($110.1 million), a 15 year zero coupon note ($9.7 million) and 50 million common stock purchase warrants ($15.3 million), based on their relative fair values. The preference shares are redeemable at the end of 51 or 75 months at the option of HNS and convertible to common equity at the end of 75 months at the option of HNS. The redemption is guaranteed in the form of a put to TTSL’s parent company, Tata Sons. The preference shares are carried at fair value as an available-for-sale security, with unrealized gains and losses reported net of tax, as a component of OCI.

In connection with this exchange, HNS recognized an after-tax loss of approximately $14.1 million, which is comprised of a pre-tax loss recognized in “Other, net” in the Consolidated Statements of Operations of $52.1 million, based on the difference between fair value and carrying value of the assets surrendered and the requirement to recognize cumulative translation adjustments of $28.0 million associated with the HTIL investment, which were offset by an approximate $38.0 million tax benefit which includes the tax benefit from equity method losses that were not previously recognized for tax purposes.

Earlier in 2002, HNS recognized a loss on the receivable from Ispat described above when it was required to honor a $54.4 million loan guarantee. The receivable was immediately reduced to its estimated net realizable value of $25.4 million through a charge to “Other, net” in the Consolidated Statements of Operations of $29.0 million.

DIRECTV Japan

On March 1, 2000, we announced that the operations of DIRECTV Japan would be discontinued. Pursuant to an agreement with Japan Digital Broadcasting Services Inc. (now named Sky Perfect), qualified subscribers to the DIRECTV Japan service were offered the opportunity to migrate to the Sky Perfect service. DIRECTV Japan was paid a commission for each subscriber who actually migrated. We also acquired a 6.6% interest in Sky Perfect. During 2002, $41.1 million of accrued liabilities related to the exit costs accrued in 2000 were reversed upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net” in the Consolidated Statements of Operations. In October 2002, we sold all of our interest in Sky Perfect for approximately $105 million in cash, resulting in a pre-tax loss of about $24.5 million.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 4: Property and Satellites, Net

The following table sets forth the amounts recorded for property and satellites, net, at December 31:

	Estimated Useful Lives (years)	2004	2003
		(Dollars in Millions)
Land and improvements	9-30	$25.7	$41.4
Buildings and leasehold improvements	1-40	174.9	237.3
Machinery and equipment	3-24	1,598.3	1,833.0
Customer leased set-top receivers	4-5	1,018.4	1,172.2
Furniture, fixtures and office machines	3-15	98.6	119.4
Construction in progress	—	178.9	489.5

Total		3,094.8	3,892.8
Less accumulated depreciation		1,959.7	2,101.2

Property, net		$1,135.1	$1,791.6

Satellites	12-16	$1,265.1	$1,290.3
Satellites under construction	—	714.4	1,545.4

Total		1,979.5	2,835.7
Less accumulated depreciation		419.1	427.5

Satellites, net		$1,560.4	$2,408.2

We capitalized interest costs of $101.2 million, $120.0 million and $87.7 million during 2004, 2003 and 2002, respectively, as part of the cost of our property and satellites under construction.

Note 5. Asset Impairment Charges

SkyTerra Transaction

As part of the SkyTerra transaction discussed above, we recorded a pre-tax charge of $190.6 million in “Asset impairment charges” in the Consolidated Statements of Operations in the fourth quarter of 2004 to write-down HNS’ long-lived assets to their fair values based on the agreed upon sales price.

DIRECTV Mexico

As part of the Sky Transactions discussed above, DIRECTV Mexico is in the process of closing its operations and has sold its subscriber list to Sky Mexico. As a result, we recorded a pre-tax charge of $36.5 million in “Asset impairment charges” in the Consolidated Statements of Operations in the fourth quarter of 2004 to write-down certain of DIRECTV Mexico’s long-lived assets to their fair values.

SPACEWAY Assets

In the third quarter of 2004, we determined that an impairment charge related to the assets of the SPACEWAY program was required. The assets involved include two satellites, SPACEWAY 1 and SPACEWAY 2, nearing completion and scheduled for launch by mid-2005, a third satellite under construction, ground segment equipment and systems and capitalized interest. The SPACEWAY system was designed as a next-generation satellite-based broadband data platform intended to upgrade and expand HNS’ existing broadband data businesses.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Our September 2004 decision to use SPACEWAY 1 and SPACEWAY 2 and certain related ground segment equipment to support DIRECTV U.S.’ DTH broadcast business rather than for their original intended use in HNS’ broadband data business triggered a requirement to test the assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Since the book value of the SPACEWAY system had been supported by the expected cash flows from the SPACEWAY broadband business plan, and we no longer intended to pursue that business plan as originally contemplated, we considered the assets impaired. Further, a majority of the capitalized value of the SPACEWAY assets related to functionality that will not be utilized for the DTH business. We determined the impairment charge by comparing the fair value of the SPACEWAY assets to their book value as of September 30, 2004. We determined the fair value of SPACEWAY 1 and SPACEWAY 2 and certain related ground segment assets based on the fair value of those assets as configured to DIRECTV U.S.’ DTH business. The estimation of fair value of SPACEWAY 1 and SPACEWAY 2 and related ground segment equipment included an analysis performed by management and an independent valuation firm. We determined the fair value of SPACEWAY 3 based on the fair value of several possible utilizations of this satellite still under construction.

Based on the results of this analysis, we reduced the capitalized value of the SPACEWAY assets in “Satellites, net” by $1.099 billion to $305 million, and the capitalized value in “Property, net” by about $367 million to $30 million. We recorded these reductions as a $1.466 billion pre-tax ($903 million after-tax) charge included in “Asset impairment charges” in the Consolidated Statements of Operations in the third quarter of 2004.

Note 6: Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2004 and 2003 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Total
	(Dollars in Millions)
Balance as of January 1, 2003	$3,029.1	$—	$2.4	$3,031.5
Additions and other	2.6	—	—	2.6

Balance as of December 31, 2003	3,031.7	—	2.4	3,034.1
Additions and other	—	12.4	(2.4)	10.0

Balance as of December 31, 2004	$3,031.7	$12.4	$—	$3,044.1

At December 31, 2004 and 2003, we had Orbital Slots with indefinite lives, of $432.4 million at the DIRECTV U.S. segment.

With the assistance of an independent valuation firm, we performed our annual impairment tests for goodwill and Orbital Slots in the fourth quarters of 2004 and 2003. The independent valuations resulted in fair values for each reporting unit and the Orbital Slots that exceeded our carrying values. As a result, we did not record an impairment loss in 2004 or 2003. See “Accounting Changes” in Note 2 regarding the transitional impairment loss we recorded in 2002 as a result of our adoption of SFAS No. 142.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth the amounts recorded for intangible assets at December 31:

	Estimated Useful Lives (years)	December 31, 2004			December 31, 2003
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital License	4	162.6	15.1	147.5	—	—	—
Subscriber Related	2-6	1,556.8	313.9	1,242.9	220.0	198.1	21.9
Dealer Network	12	130.0	43.8	86.2	130.0	34.6	95.4
Distribution Rights	7	334.1	27.5	306.6	—	—	—
Intangible Pension Asset	—	11.5	—	11.5	18.8	—	18.8

Total Intangible Assets		$2,658.0	$430.9	$2,227.1	$831.8	$263.3	$568.5

Amortization expense of intangible assets was $167.6 million and $74.0 million for the years ended December 31, 2004 and 2003, respectively.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $350.5 million in 2005; $350.5 million in 2006; $350.5 million in 2007; $340.8 million in 2008; $247.8 million in 2009 and $143.1 million thereafter.

Note 7: Investments

Investments in marketable equity and debt securities stated at current fair value and classified as available-for-sale were as follows:

	December 31,
	2004	2003
	(Dollars in Millions)
Marketable equity securities	$60.2	$486.9
Marketable debt securities	112.9	108.6

Total	$173.1	$595.5

At December 31, 2004 and 2003, we recorded $22.0 million and $273.9 million of accumulated unrealized gains, net of taxes, as part of OCI, respectively.

Investments in companies accounted for under the equity method at December 31, 2004 and 2003 amounted to $31.2 million and $4.6 million, respectively.

See Note 15 below for additional information regarding our sale of investments.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 8: Accrued Liabilities and Deferred Credits

Accrued Liabilities and Other

	December 31,
	2004	2003
	(Dollars in Millions)
Payroll and other compensation	$253.4	$321.3
Programming contract liabilities	76.7	133.2
Third party commissions	154.1	75.9
Interest payable	36.5	41.9
Other	361.0	365.2

Total	$881.7	$937.5

Other Liabilities and Deferred Credits

Included in “Other Liabilities and Deferred Credits” in the Consolidated Balance Sheets are obligations under programming contracts, NRTC contract rights and NRTC subscriber payments related to the NRTC transactions of $410.0 million, satellite transponder lease obligations of $80.3 million resulting from the consolidation of the PanAmericana entities and a provision for long-term programming contracts with above-market rates of $86.1 million, established as part of the USSB and PRIMESTAR acquisitions in 1999, which totaled $859.0 million at December 31, 2004. Included in “Other Liabilities and Deferred Credits” at December 31, 2003 are obligations under programming contracts and a provision for long-term programming contracts with above-market rates, discussed above, of $291.1 million.

Note 9: Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

		December 31,
	Interest Rates at December 31, 2004	2004	2003
		(Dollars in Millions)
Short-term borrowings	4.00%-16.00%	$8.4	$10.6
Current portion of long-term debt	4.40%-9.87%	11.4	215.6

Total short-term borrowings and current portion of long-term debt		$19.8	$226.2

Long-Term Debt

		December 31,
	Interest Rates at December 31, 2004	2004	2003
		(Dollars in Millions)
Notes payable	8.375%	$1,400.0	$1,400.0
Credit facilities	4.40%	1,011.8	1,225.0
Other debt	4.92%-11.25%	9.1	25.4

Total debt		2,420.9	2,650.4
Less current portion		11.4	215.6

Total long-term debt		$2,409.5	$2,434.8

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Overview.    During the first quarter of 2003, DIRECTV U.S. raised approximately $2,625.0 million of cash through the issuance of $1,400.0 million of senior notes and $1,225.0 million of borrowings under the Term Loan portion of the senior secured credit facilities described more fully below. We used a portion of these proceeds to repay the $506.3 million outstanding principal balance plus accrued interest under a prior credit facility agreement, which then terminated.

Notes Payable.    DIRECTV U.S.’ $1,400.0 million in registered senior notes are due in 2013 and bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually. The senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV U.S.’ material domestic subsidiaries (other than DIRECTV Financing Co., Inc.).

The fair value of DIRECTV U.S.’ senior notes was approximately $1,569.8 million at December 31, 2004 and $1,619.0 million at December 31, 2003 based on quoted market prices on those dates.

Credit Facilities.    DIRECTV U.S.’ senior secured credit facilities consist of a Term Loan and a $250.0 million revolving credit facility, which was undrawn at December 31, 2004. DIRECTV U.S. is required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. Borrowings under the Term Loan bear interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.00%. The interest rate may be increased or decreased under certain conditions. The Term Loan matures in 2010 and the revolving credit facility matures in 2008.

Principal payments under the Term Loan are due primarily in 2008 to 2010. However, at each year end DIRECTV U.S. may be required to make a computation of excess cash flow for the year, as defined by the senior secured credit facilities agreement, which could result in DIRECTV U.S. making a prepayment under the Term Loan. DIRECTV U.S. was not required to make a payment of excess cash flow for the year ended December 31, 2004, however, DIRECTV U.S. made a prepayment of $201.0 million on April 15, 2004 for the year ended December 31, 2003.

The revolving portion of the senior secured credit facilities is available to fund DIRECTV U.S.’ working capital and other requirements. The senior secured credit facilities are secured by substantially all of DIRECTV U.S.’ assets and are fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV U.S.’ material domestic subsidiaries.

$17.5 million in other short-term and long-term debt, related to DTVLA and HNS, was outstanding at December 31, 2004. Principal on these borrowings is due in varying amounts through 2008.

Our short-term borrowings, notes payable, credit facilities and other borrowings mature as follows: $19.8 million in 2005; $15.2 million in 2006; $11.4 million in 2007; $254.6 million in 2008; $485.4 million in 2009; and $1,642.9 million thereafter. However, these amounts do not reflect potential prepayments that may be required under DIRECTV U.S.’ senior secured credit facilities.

Covenants and Restrictions.    The senior secured credit facilities require DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facilities also include covenants that restrict DIRECTV U.S.’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends to the Company or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than DIRECTV U.S.’ current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of DIRECTV U.S.’ assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes) and (xi)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

make capital expenditures. Should DIRECTV U.S. fail to comply with its covenants, all or a portion of the borrowings under the senior notes and senior secured credit facilities could become immediately payable. At December 31, 2004, DIRECTV U.S. was in compliance with all such covenants.

As of December 31, 2004, restricted cash of $36.0 million was included as part of “Prepaid expenses and other” in the Consolidated Balance Sheets. We deposited the $36.0 million to secure certain letters of credit and obligations of the Company and the Company’s majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

Note 10: Income Taxes

We base the income tax benefit on the reported “Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes.” Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

Prior to our split-off from GM on December 22, 2003, we and our domestic subsidiaries joined with GM in filing a consolidated U.S. federal income tax return and combined returns for certain states. The portion of the consolidated income tax liability or receivable we recorded during this period was generally equivalent to the amount that would have been recorded on a separate return basis.

The income tax benefit consisted of the following for the years ended December 31:

	2004	2003	2002
	(Dollars in Millions)
Current tax (benefit) expense:
U.S. federal	$34.9	$(68.2)	$(129.0)
Foreign	(6.0)	53.0	74.3
State and local	4.6	(0.3)	(8.5)

Total	33.5	(15.5)	(63.2)

Deferred tax (benefit) expense:
U.S. federal	(631.0)	(82.3)	18.0
State and local	(93.1)	(6.5)	3.0

Total	(724.1)	(88.8)	21.0

Total income tax benefit	$(690.6)	$(104.3)	$(42.2)

“Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes” included the following components:

	2004	2003	2002
	(Dollars in Millions)
U.S. loss	$(1,614.5)	$(74.5)	$424.4
Foreign loss	(145.6)	(403.2)	(579.6)

Total	$(1,760.1)	$(477.7)	$(155.2)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The income tax benefit was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table:

	2004	2003	2002
	(Dollars in Millions)
Expected benefit at U.S. federal statutory income tax rate	$(616.0)	$(167.2)	$(54.4)
U.S. state and local income tax benefit	(57.5)	(2.9)	(2.4)
Resolution of tax contingencies	(0.4)	(48.0)	(98.0)
Tax basis differences attributable to divestitures	(8.9)	—	—
Minority interests in partnership losses	4.6	—	—
Non-deductible goodwill and intangible assets	—	20.4	—
Foreign taxes, net of credits	(6.3)	22.4	55.9
Extraterritorial income exclusion and foreign sales corporation tax benefit	(1.7)	(2.8)	(3.5)
Change in valuation allowance	(14.6)	62.3	58.6
Transaction costs and other	10.2	11.5	1.6

Total income tax benefit	$(690.6)	$(104.3)	$(42.2)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2004		2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$254.3	$44.5	$299.5	$43.3
Prepaid expenses	—	36.1	—	225.3
State taxes	—	38.5	1.4	—
Gain on PanAmSat merger	—	—	—	171.6
Depreciation, amortization and asset impairment charges	390.3	—	—	360.2
Net operating loss and tax credit carryforwards	753.4	—	645.7	—
Programming contract liabilities	144.4	—	150.1	—
Unrealized gains on securities	—	14.5	—	177.7
Tax basis differences in investments and affiliates	28.9	423.5	78.1	323.5
Other	47.0	6.4	166.0	39.9

Subtotal	1,618.3	563.5	1,340.8	1,341.5
Valuation allowance	(214.6)	—	(164.1)	—

Total deferred taxes	$1,403.7	$563.5	$1,176.7	$1,341.5

Included in “Prepaid expenses and other” in the Consolidated Balance Sheets are $177.7 million and $51.8 million of current deferred tax assets at December 31, 2004 and 2003, respectively, and included in “Investments and Other Assets” in the Consolidated Balance Sheets is $662.5 million of non-current deferred tax assets at December 31, 2004.

We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The valuation allowance balances at December 31, 2004 and 2003 of $214.6 million and $164.1 million, respectively, are primarily attributable to the unused foreign operating losses which are available to be carried forward and unused capital losses which are also available to be carried forward. For the year ended December 31, 2004, the change in the valuation allowance was primarily attributable to a $78.3 million increase for the tax effect of current year capital losses for which we have not recognized a tax benefit and a $17.3 million increase attributable to the tax benefit of current year foreign losses for which we have not recognized a tax benefit. These increases to the valuation allowance were offset by decreases of $45.1 million which were primarily attributable to the current utilization of foreign tax losses and attributes that have been carried forward and for which no tax benefit has previously been recognized. A portion of the changes in the valuation allowance is included in “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

Although realization is not assured, we have concluded that it is more likely than not that the deferred tax assets for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance.

As of December 31, 2004, we have approximately $1.0 billion of federal net operating losses which expire in 2023, foreign net operating losses of $361.4 million with varying expiration dates, federal research tax credits of $61.0 million which expire between 2018 and 2023, and alternative minimum tax credits of $57.2 million which can be carried forward indefinitely.

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $21.4 million and $24.5 million at December 31, 2004 and 2003, respectively. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in foreign subsidiaries.

As part of our split-off from GM in 2003, we and GM amended the income tax allocation agreement that governs the allocation of certain U.S. income tax liabilities and certain other tax matters. Under the amended terms, for tax periods prior to our split-off from GM, we will be treated as the common parent of a separate affiliated group of corporations filing a consolidated return. GM will compensate us for any tax benefits, such as net operating loss and tax credit carryforwards that have not been used to offset our separate income tax liability through the date of our split-off from GM, but have been used by the GM consolidated group. Such compensation will not exceed $75.4 million, and in the case of net operating losses and similar tax attributes, the amount of compensation payable to GM is based on a 24% rate.

At the time of our split-off from GM, the amount of our tax receivable from GM, as determined on a separate return basis, exceeded the receivable determined pursuant to the amended income tax allocation agreement by $25.1 million. We reported such amount as a distribution to GM.

We have an agreement with Boeing, which governs our rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the sale of our satellite systems manufacturing businesses in 2000. We are responsible for any income taxes pertaining to those periods prior to the sale, including any additional income taxes resulting from U.S. federal and state tax audits, and we are entitled to any U.S. federal and state income tax refunds relating to those years.

We also have an agreement with Raytheon Company, or Raytheon, which governs our rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the spin-off and merger of our defense electronics business with Raytheon in 1997. We are responsible for any income taxes pertaining to those periods

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

prior to the merger, including any additional income taxes resulting from U.S. federal and state tax audits, and are entitled to any U.S. federal and state income tax refunds relating to those years.

Our U.S. federal income tax returns have been examined and we have concluded our administrative appeals process with the Internal Revenue Service, or IRS, for all tax years through 1997. The IRS is currently examining our U.S. federal tax returns for years 1998 through 2000. We are also being examined by or expect to be examined by certain state and foreign taxing jurisdictions for periods still open to examination. Management believes that adequate provision has been made for any adjustment which might be assessed for open years.

Note 11: Pension and Other Postretirement Benefits

A substantial number of our employees participate in our contributory and non-contributory defined benefit pension plans. Benefits are based on years of service and compensation earned during a specified period of time before retirement. Additionally, an unfunded, nonqualified pension plan covers certain employees. We also maintain a program for eligible retirees to participate in health care and life insurance benefits generally until they reach age 65. Qualified employees who elected to participate in our contributory defined benefit pension plans may become eligible for these health care and life insurance benefits if they retire from our company between the ages of 55 and 65. The health care plan is contributory with participants’ contributions adjusted annually; the life insurance plan is non-contributory.

We use a November 30 measurement date for our pension and postretirement benefit plans.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(Dollars in Millions)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$565.6	$497.0	$27.2	$33.3
Service cost	24.2	23.0	0.5	0.5
Interest cost	33.8	35.4	1.6	1.9
Plan participants’ contributions	1.6	1.9	—	—
Amendments	—	—	—	(4.6)
Contractual termination benefits	36.5	—	—	—
Actuarial (gain) loss	(12.9)	52.1	2.4	(0.4)
Benefits paid	(115.9)	(43.8)	(3.8)	(3.5)

Net benefit obligation at end of year	532.9	565.6	27.9	27.2

Change in Plan Assets
Fair value of plan assets at beginning of year	377.5	361.5	—	—
Actual return on plan assets	37.1	47.6	—	—
Employer contributions	47.1	10.3	3.8	3.5
Plan participants’ contributions	1.6	1.9	—	—
Benefits paid	(115.9)	(43.8)	(3.8)	(3.5)

Fair value of plan assets at end of year	347.4	377.5	—	—

Funded status at end of year	(185.5)	(188.1)	(27.9)	(27.2)
Unamortized amount resulting from changes in plan provisions	11.5	18.8	(4.0)	(4.6)
Unamortized net amount resulting from changes in plan experience and actuarial assumptions	100.4	139.7	1.3	(1.2)

Net amount recognized at end of year	$(73.6)	$(29.6)	$(30.6)	$(33.0)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$—	$0.6	$—	$—
Accrued benefit cost	(152.3)	(127.6)	(30.6)	(33.0)
Intangible asset	11.5	18.8	—	—
Deferred tax assets	25.8	29.8	—	—
Accumulated other comprehensive loss	41.4	48.8	—	—

Net amount recognized at end of year	$(73.6)	$(29.6)	$(30.6)	$(33.0)

The accumulated benefit obligation for all pension plans was $499.7 million and $503.8 million as of December 31, 2004 and 2003, respectively.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2004	2003
	(Dollars in Millions)
Projected benefit obligation	$532.9	$561.8
Accumulated benefit obligation	499.7	500.4
Fair value of plan assets	347.4	372.8

Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$24.2	$23.0	$21.7	$0.5	$0.5	$0.5
Interest accrued on benefits earned in prior years	33.8	35.4	33.8	1.6	1.9	2.2
Expected return on assets	(31.6)	(32.4)	(36.5)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	2.2	2.2	2.2	(0.7)	—	—
Net amount resulting from changes in plan experience and actuarial assumptions	6.1	4.4	3.0	—	—	—

Subtotal	34.7	32.6	24.2	1.4	2.4	2.7
Other costs
Curtailment costs	5.1	—	—	—	—	—
Contractual termination benefits	36.5	—	—	—	—	—
Settlement costs	14.8	—	—	—	—	—

Net periodic benefit cost	$91.1	$32.6	$24.2	$1.4	$2.4	$2.7

Additional information
Increase (decrease) in minimum liability included in other comprehensive income	$(11.4)	$24.4	$25.2	—	—	—

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Discount rate	6.00%	6.14%	5.75%	5.89%
Rate of compensation increase	4.00%	4.50%	4.00%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.14%	7.00%	7.25%	5.89%	6.75%	7.00%
Expected long-term return on plan assets	9.00%	9.00%	9.50%	—	—	—
Rate of compensation increase	4.50%	5.00%	5.00%	4.50%	5.00%	5.00%

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We base our expected long-term return on plan assets assumption on a periodic review and modeling of the plans’ asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.

The following table provides assumed health care costs trend rates:

	2004	2003
Health care cost trend rate assumed for next year	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2010	2008

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in Millions)
Effect on total of service and interest cost components	$0.2	$(0.1)
Effect on postretirement benefit obligation	1.8	(1.6)

Plan Assets

Our target asset allocation for 2005 and actual pension plan weighted average asset allocations at December 31, 2004 and 2003, by asset categories, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2005	2004	2003
Equity securities	50-70%	55%	55%
Debt securities	30-50%	35%	35%
Real estate	0-20%	2%	2%
Other	0-20%	8%	8%

Total		100%	100%

Our investment policy includes various guidelines and procedures designed to ensure we invest assets in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the Plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

The investment policy is periodically reviewed by us and a designated third-party fiduciary for investment matters. We establish and administer the policy in a manner so as to comply at all times with applicable government regulations.

There were no shares of our common stock included in plan assets at December 31, 2004 and 2003.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Cash Flows

Contributions

We expect to contribute approximately $14.5 million and $34.8 million to our qualified and nonqualified pension plans, respectively, in 2005.

Estimated Future Benefit Payments

We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Benefits
	(Dollars in Millions)
2005	$153.0	$2.7
2006	37.0	2.7
2007	28.7	2.8
2008	25.4	2.7
2009	22.7	2.6
2010-2014	121.3	11.7

We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $13.3 million, $8.2 million and $13.9 million in 2004, 2003 and 2002, respectively.

We have disclosed certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as “other postretirement benefit obligation.” Notwithstanding the recording of such amounts and the use of these terms, we do not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of our company (other than pensions) represent legally enforceable liabilities of us.

Note 12: Stockholders’ Equity

Capital Stock and Additional Paid-In Capital

We are a publicly-traded company with our common stock listed as “DTV” on the New York Stock Exchange. As part of the News Corporation transactions completed on December 22, 2003, we amended our certificate of incorporation to provide for the following capital stock: common stock, par value $0.01 per share, 3,000,000,000 shares authorized; Class B common stock, par value $0.01 per share, 275,000,000 shares authorized; excess stock, par value $0.01 per share, 800,000,000 shares authorized; and preferred stock, par value $0.01 per share, 9,000,000 shares authorized. As of December 31, 2004 and 2003, there were no shares outstanding of the Class B common stock, excess stock or preferred stock.

From time to time, in anticipation of exercises of stock options, we may repurchase common stock on the open market.

Prior to our split-off from GM on December 22, 2003, GM held all of our outstanding capital stock. GM Class H common stock was a publicly-traded security of GM and was a “tracking stock” designed to provide holders with financial returns based on the financial performance of our company.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On June 24, 1999, as part of a strategic alliance with us, America Online, Inc., or AOL, invested $1.5 billion in shares of GM Series H preference stock. The preferred stock accrued quarterly dividends at a rate of 6.25% per year. GM immediately invested the $1.5 billion received from AOL in shares of our Series A Preferred Stock designed to correspond to the financial terms of the GM Series H preference stock. Dividends on the Series A Preferred Stock were payable to GM quarterly at an annual rate of 6.25%. We amortized the underwriting discount on the Series A Preferred Stock over three years.

On June 24, 2002, the GM Series H preference stock, pursuant to its terms, was mandatorily converted to about 80.1 million shares of GM Class H common stock. Also on June 24, 2002, in connection with the automatic conversion of the GM Series H preference stock held by AOL, GM contributed the $1.5 billion of our Series A Preferred Stock back to us, which we cancelled and recorded as a contribution to “Common stock and additional paid-in capital” in the Consolidated Balance Sheets. In exchange for the Series A Preferred Stock, we issued $914.1 million of Series B Convertible Preferred Stock to GM, which was recorded as a reduction to “Common stock and additional paid-in capital.” The Series B Convertible Preferred Stock did not accrue dividends and was convertible into our Class B common stock.

On March 12, 2003, GM contributed 149.2 million shares of GM Class H common stock to certain of its U.S. employee benefit plans, increasing the number of shares of GM Class H common stock outstanding. The contribution increased the amount of GM Class H common stock held by GM’s employee benefit plans to approximately 331 million shares, and reduced GM’s interest in us to approximately 19.9% from 30.7%.

During April 2003, our Board of Directors approved the reclassification of the outstanding Series B convertible preferred stock into Class B common stock of equivalent value, and a subsequent stock split of our common stock and our Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all our outstanding capital stock, approved the reclassification. Shortly thereafter, GM converted some of its common stock of us into an equivalent number of shares of our Class B common stock. As a result of these transactions, we had issued and outstanding 1,207,518,237 shares of common stock and 274,373,316 shares of Class B common stock, all of which were owned by GM.

Immediately prior to the News Corporation transactions, we adjusted the number of shares of common and Class B common stock to assure that the stock outstanding and the stock representing GM’s interest accurately reflected the interests to be sold directly by GM to News Corporation and the interests to be distributed to holders of GM Class H common stock. After the adjustment, there were 1,109,270,842 shares of our common stock then outstanding. We adjusted the number of shares of Class B common stock to equal 274,319,607 shares, representing GM’s 19.8% interest in us.

On December 22, 2003, GM split us off by distributing our common stock to the holders of GM Class H common stock in exchange for the 1,109,270,842 GM Class H common shares then outstanding on a one-for-one basis. Simultaneously, GM sold its 19.8% interest in us (represented by 274,319,607 shares of Class B common stock) to News Corporation in exchange for cash and News Corporation Preferred ADSs. We then converted the shares of Class B common stock to shares of our common stock on a one-for-one basis.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Other Comprehensive Income

The following represents changes in the components of OCI, net of taxes, as of December 31:

	2004			2003			2002
	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax Benefit	Net Amount
	(Dollars in Millions)
Minimum pension liability adjustments	$11.4	$4.0	$7.4	$(24.4)	$(7.9)	$(16.5)	$(25.2)	$(10.2)	$(15.0)
Foreign currency translation adjustments:
Unrealized gains	14.8	—	14.8	6.0	—	6.0	1.6	—	1.6
Less: reclassification adjustment for net losses recognized during the period	—	—	—	—	—	—	48.9	—	48.9
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains (losses)	(9.1)	(3.5)	(5.6)	446.8	171.5	275.3	(162.6)	(65.8)	(96.8)
Less: reclassification adjustment for net gains recognized during the period	(243.8)	—	(243.8)	(0.6)	—	(0.6)	(162.8)	(63.7)	(99.1)

Note 13: Earnings (Loss) Per Common Share

We compute Basic Earnings (Loss) Per Common Share, or EPS, by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Income (loss) from continuing operations before cumulative effect of accounting changes attributable to common stockholders for each period includes income (loss) from continuing operations before cumulative effect of accounting changes less dividends on preferred stock for the purpose of computing EPS.

Diluted EPS considers the effect of common equivalent shares, which we exclude from the computation in loss periods as their effect would be antidilutive. Our existing common equivalent shares consist entirely of common stock options and restricted stock units issued to employees. We exclude 88.9 million common stock options and 7.8 million restricted stock units for the year ended December 31, 2004 and 91.2 million common stock options and 3.6 million restricted stock units for the year ended December 31, 2003 from the calculation of diluted EPS because they were antidilutive. For the year ended December 31, 2002, we excluded 95.1 million common stock options from the calculation of diluted EPS because they were antidilutive. We also excluded shares issuable upon conversion of our Series A Preferred Stock prior to the date of actual conversion because they were antidilutive.

For purposes of calculating EPS, we calculate the weighted average number of common shares outstanding using the number of our common shares outstanding beginning on December 23, 2003 and the number of shares in the GM Class H Dividend Base prior to December 23, 2003. The GM Class H Dividend Base is equal to the number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in our earnings.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

GM Class H common stock was a “tracking stock” of GM designed to provide holders with financial returns based on the financial performance of our company. Holders of GM Class H common stock had no direct rights in the equity or assets of the Company, but rather had rights in the equity and assets of GM (which included 100% of the stock of the Company).

The following table sets forth comparative information regarding common shares outstanding based on the number of our common shares outstanding beginning on December 23, 2003 and the number of shares in the GM Class H Dividend Base prior to December 23, 2003:

	2004	2003	2002
	(Shares in Millions)
Common shares outstanding at January 1	1,383.6	1,381.9	1,301.1
Increase for conversion of GM Series H preference stock	—	—	80.1
Increase for stock options exercised and other	2.2	1.7	0.7

Common shares outstanding at December 31	1,385.8	1,383.6	1,381.9

Weighted average number of common shares outstanding	1,384.8	1,382.5	1,343.1

Note 14: Incentive Plans

Under The DIRECTV Group, Inc. 2004 Stock Plan, or the 2004 Plan, as approved by our stockholders on June 2, 2004, shares, rights or options to acquire up to 21 million shares of common stock on a cumulative basis were authorized for grant through March 16, 2014, subject to Compensation Committee approval.

In connection with the News Corporation transactions, on December 22, 2003, we converted all 91.2 million outstanding GM Class H common stock options and 3.6 million restricted stock units, issued under the former Hughes Electronics Corporation Incentive Plan, or the HEC Plan, to our common stock options and restricted stock units on a one-for-one basis with identical terms. Also, vesting accelerated for 11.5 million stock options because the News Corporation transactions represented a qualifying change-in-control. The information presented below is based on the GM Class H common stock options outstanding through December 22, 2003, and our common stock options and restricted stock units thereafter.

The exercise price of the options granted under the 2004 Plan and the HEC Plan is equal to at least 100% of the fair market value of the common stock on the date we granted the options. These nonqualified options generally vest over one to five years, vest immediately in the event of certain transactions, expire ten years from date of grant and are subject to earlier termination under certain conditions.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding at December 31, 2001	97,321,358	$23.08
Granted	290,000	15.71
Exercised	(590,855)	13.44
Terminated	(1,939,671)	20.99

Outstanding at December 31, 2002	95,080,832	23.16
Granted	25,000	16.35
Exercised	(1,780,076)	10.15
Terminated	(2,164,436)	28.73

Outstanding at December 31, 2003	91,161,320	23.28
Granted	1,883,764	18.80
Exercised	(2,139,782)	10.72
Terminated	(1,971,186)	26.45

Outstanding at December 31, 2004	88,934,116	23.42

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3.00 to $8.99	619,043	0.3	$7.69	619,043	$7.69
9.00 to 16.99	26,978,822	3.4	12.85	26,962,155	12.85
17.00 to 24.99	22,558,674	5.7	19.67	22,522,145	19.67
25.00 to 32.99	16,383,954	6.0	27.78	16,383,954	27.78
33.00 to 41.99	22,393,623	5.3	37.17	22,393,623	37.17

	88,934,116	4.9	23.42	88,880,920	23.42

Of the options outstanding at December 31, 2003 and 2002, there were 87.6 million and 54.7 million options exercisable at weighted average exercise prices of $23.40 and $19.60, respectively.

The following table presents the estimated weighted average fair value for stock options granted under the Plan using the Black-Scholes valuation model along with the assumptions used in the fair value calculations:

	2004	2003	2002
Estimated fair value per option granted	$5.82	$8.80	$9.19
Average exercise price per option granted	18.80	16.35	15.71
Expected stock volatility	30.0%	47.2%	51.6%
Risk-free interest rate	3.7%	3.8%	4.7%
Expected option life (in years)	5.6	7.0	7.0

The Compensation Committee has also granted restricted stock units that vest over two to four years under the 2004 Plan and the HEC Plan. During the years ended December 31, 2004 and 2003, the Compensation Committee granted 4.4 million and 3.6 million restricted stock units with a weighted average grant-date fair value of approximately $17.46 and $10.71 per share, respectively.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 15: Other, Net

The following table summarizes the components of “Other, net” for the years ended December 31:

	2004	2003	2002
	(Dollars in Millions)
Equity losses from unconsolidated affiliates	$(0.2)	$(81.5)	$(70.1)
EchoStar Merger termination payment	—	—	600.0
Net unrealized gain (loss) on investments	—	79.4	(180.6)
Net gain from sale of investments	396.5	7.5	84.1
Net gain on exit of DIRECTV Japan business (Note 3)	—	—	41.1
Other	1.3	(5.4)	(49.0)

Total Other, net	$397.6	$—	$425.5

On January 28, 2004, we sold 10,000,000 shares of XM Satellite Radio common stock for $254.4 million. On March 25, 2004, we sold our remaining 9,014,843 shares of XM Satellite Radio common stock for $223.1 million. As a result of these transactions, we recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in “Other, net” in the Consolidated Statements of Operations.

For the years ended December 31, 2003 and 2002, equity losses from unconsolidated affiliates are primarily comprised of losses at the DTVLA LOCs. Also included in 2003 are equity losses from the XM Satellite Radio investment.

Net unrealized gain on investments for 2003 includes a $79.6 million gain resulting from an increase in the fair market value of an investment in an XM Satellite Radio convertible note. Net unrealized loss on investments for 2002 is primarily comprised of $148.9 million of other-than-temporary declines in fair value of our investment in XM Satellite Radio and Crown Media Holdings.

In December 2002, we recognized a $600.0 million gain related to a termination agreement entered into by us, GM and EchoStar Communications Corporation, or EchoStar. As a part of this agreement, the parties agreed to terminate the merger agreement and certain related agreements due to the proposed merger’s failure to obtain regulatory approval. Under the terms of the termination agreement, EchoStar paid us $600 million in cash.

On August 21, 2002, we sold about 8.8 million shares of Thomson multimedia S.A., or Thomson, common stock for approximately $211.0 million in cash, resulting in a pre-tax gain of about $158.6 million.

In October 2002, we sold all of our interest in Sky Perfect for approximately $105 million in cash, resulting in a pre-tax loss of about $24.5 million.

During 2002, we reversed $41.1 million of accrued liabilities related to the exit costs for DIRECTV Japan upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net” in the Consolidated Statements of Operations.

Note 16: Severance, Retention and Pension Benefit Costs

During the first quarter of 2004, we announced the reduction of corporate office headcount by over half as a result of our plan to consolidate corporate and DIRECTV U.S. support functions. There were also additional headcount reductions at DIRECTV U.S. and at DTVLA. As a result of the completion of the News Corporation transactions on December 22, 2003, certain of our employees earned retention benefits during the twelve month

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

period subsequent to the completion of the transactions. As a result of these items and the strategic transactions described above and in Note 3, we recognized $169.5 million in charges for retention benefits, severance and related costs under our pension benefit plans during 2004 in “General and administrative expenses” in the Consolidated Financial Statements.

In 2004, the $113.0 million of charges recorded at Corporate and Other included $36.2 million for retention benefits resulting from the News Corporation transactions that were paid in 2004, $20.4 million for severance which was paid in 2004, and $56.4 million in pension costs. At HNS, we accrued $25.6 million in severance costs as a result of the lay-offs following the announcement of the Thomson and SkyTerra transactions and paid out to employees $15.9 million in benefits during 2004. At DTVLA, we recorded $20.9 million in severance and retention charges, including $6.3 million related to the ongoing shut-down of operations at DIRECTV Mexico, and headcount reductions following the emergence from bankruptcy. DTVLA paid out to employees $7.4 million in benefits during 2004.

Note 17: Related-Party Transactions

In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell telecommunication services, advertising, broadcast programming, equipment and inventory. As a result of the completion of the News Corporation transactions, beginning on December 23, 2003, News Corporation and its affiliates are considered related parties. As of December 31, 2004, we had the following types of contractual arrangements with related parties: purchase of programming, products and advertising from News Corporation entities; license of certain intellectual property, including patents, from News Corporation entities; purchase of system access products and support services; and sale of advertising space. Transactions entered into with GM and its affiliates prior to December 23, 2003 were considered related party transactions. Other related parties include DTVLA’s Puerto Rican, Venezuelan and Argentine LOCs until their respective dates of consolidation with us and HTIL until we sold it on December 6, 2002 (see Note 3).

The following table summarizes sales and purchase transactions with related parties:

	2004	2003	2002
	(Dollars in Millions)
Sales	$10.1	$99.5	$211.1
Purchases	476.7	69.7	117.9

The following table sets forth the amount of assets and liabilities resulting from transactions with related parties as of December 31:

	2004	2003
	(Dollars in Millions)
Accounts receivable	$4.6	$0.5
Accounts payable	101.3	75.1

The accounts receivable and accounts payable balances as of December 31, 2004 and 2003 are primarily related to affiliates of News Corporation.

In addition to the items described above, we have agreed to purchase News Corporation’s interests in the Sky Latin America businesses for cash payments totaling $500.5 million, of which we paid $342.5 million during the fourth quarter of 2004. During 2004, we have also recorded stock-based compensation cost associated with former employees of News Corporation who became our employees and retained their News Corporation stock options.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 18. DLA LLC Reorganization

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, or Bankruptcy Court. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC’s Plan of Reorganization, or the Reorganization Plan, which became effective on February 24, 2004.

Also, effective February 24, 2004, we made a contribution of certain claims, loans, equity and other interests in LOCs selling the DIRECTV service in Latin America, and converted certain debt into equity, which increased our equity interest in the restructured DLA LLC from 74.7% to approximately 85.9%. Darlene, which also contributed its equity and other interests in various LOCs, holds the remaining approximately 14.1% equity interest in the restructured DLA LLC. The restructuring in bankruptcy and the contributions by us and Darlene provided DLA LLC with direct control of the most significant LOCs and assets. The net result of these transactions was an increase in minority interests of $47.3 million.

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

Our Consolidated Balance Sheet as of December 31, 2003 includes liabilities subject to compromise of DLA LLC of approximately $206.7 million.

Reorganization income was $43.0 million in 2004 compared to reorganization expense of $212.3 million in 2003. The reorganization income in 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the DLA LLC reorganization. Reorganization expense of $212.3 million in 2003 includes the costs incurred to file the bankruptcy petition, ongoing related legal and consulting costs, costs related to settlement agreements reached with creditors, the write-off of intangible assets and other charges related to the reorganization. Also included in reorganization expense are accruals for any claims allowed in the Chapter 11 proceeding for amounts not previously recognized as liabilities subject to compromise.

The DLA LLC Second Amended and Restated Limited Liability Company Agreement, as amended in February 2004, or the DLA LLC Agreement, provides Darlene the right, under certain circumstances, to require us to purchase all of Darlene’s equity interests in DLA LLC for $200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that we have the right, under certain circumstances, to require Darlene to sell all of its equity interests in DLA LLC to us for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if certain conditions are satisfied, including there is a combination of the business or operations of DLA LLC with substantially all of the DTH satellite business or operations of Sky Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement, or a Sky Deal. We do not believe the conditions necessary to trigger these events have been satisfied. In addition, under the terms of the DLA LLC Agreement, from February 24, 2005 through February 24, 2010, either we or Darlene may provide notice to the other that the notifying party wishes to attempt a sale of DLA LLC or an initial public offering of the equity of DLA LLC. The delivery of such notices starts a process which, among other things, may trigger certain call rights by the non-notifying party. If such a notice were delivered by Darlene within the period provided, and

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

independent third party appraisal of DLA LLC indicated a valuation in excess of approximately $1.6 billion, then we could be obligated to cooperate with attempts by Darlene to sell all of DLA LLC, conduct an initial public offering of the equity of DLA LLC or exercise our call rights, which would cost approximately $400 million. These rights are subject to many conditions and requirements, which are described in more detail in the DLA LLC Agreement. In a lawsuit filed in October 2004 by Darlene against us and others, Darlene asserts, among other claims, that it was fraudulently induced to enter into the DLA LLC Agreement and that the Sky Deal is prohibited by the DLA LLC Agreement. For further information, see Note 21.

Note 19: Derivative Financial Instruments and Risk Management

Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of our equity investments. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives, and do not enter into derivative contracts for speculative purposes. As of December 31, 2004, we had no significant foreign currency or interest related derivative financial instruments outstanding.

We generally conduct our business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures.

We are exposed to interest rate changes from our outstanding fixed rate and floating rate borrowings. We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings. In accordance with policy, from time to time we may enter into interest rate hedging contracts which effectively convert floating rate borrowings to fixed rate borrowings, or fixed rate borrowings to floating rate borrowings.

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

Beginning in the third quarter of 2004, we disaggregated the Direct-To-Home Broadcast segment, which included the DIRECTV U.S. and DIRECTV Latin America businesses. We now report the DIRECTV U.S. and DIRECTV Latin America businesses as separate segments as provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Beginning on January 1, 2004, we allocate pension and other postretirement benefit expenses to our subsidiaries.

We reclassified prior period segment information to conform to the current period presentation.

Selected information for our operating segments is reported as follows:

	DIRECTV U. S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
2004
External Revenues	$9,738.1	$675.2	$946.7	$—	$11,360.0
Intersegment Revenues	25.8	—	152.4	(178.2)	—

Revenues	$9,763.9	$675.2	$1,099.1	$(178.2)	$11,360.0

Operating Profit (Loss)	$21.9	$(142.0)	$(1,778.5)	$(220.8)	$(2,119.4)
Add: Depreciation and amortization expense	561.2	187.9	95.6	(6.7)	838.0

Operating Profit (Loss) Before Depreciation and Amortization(1)	$583.1	$45.9	$(1,682.9)	$(227.5)	$(1,281.4)

Segment Assets	$8,994.2	$1,086.7	$696.9	$3,546.6	$14,324.4
Capital Expenditures	671.5	81.7	132.1	137.8	1,023.1

2003
External Revenues	$7,654.1	$597.7	$1,105.2	$15.2	$9,372.2
Intersegment Revenues	41.5	—	165.8	(207.3)	—

Revenues	$7,695.6	$597.7	$1,271.0	$(192.1)	$9,372.2

Operating Profit (Loss)	$458.8	$(284.6)	$(103.4)	$(208.3)	$(137.5)
Add: Depreciation and amortization expense	497.0	199.3	70.8	(12.2)	754.9

Operating Profit (Loss) Before Depreciation and Amortization(1)	$955.8	$(85.3)	$(32.6)	$(220.5)	$617.4

Segment Assets	$7,285.2	$682.9	$2,555.3	$8,514.0	$19,037.4
Capital Expenditures	389.0	57.9	159.6	140.9	747.4

2002
External Revenues	$6,418.2	$679.3	$1,035.8	$52.1	$8,185.4
Intersegment Revenues	26.4	0.3	104.2	(130.9)	—

Revenues	$6,444.6	$679.6	$1,140.0	$(78.8)	$8,185.4

Operating Profit (Loss)	$192.7	$(415.1)	$(169.8)	$(17.4)	$(409.6)
Add: Depreciation and amortization expense	405.6	213.2	70.1	(12.2)	676.7

Operating Profit (Loss) Before Depreciation and Amortization(1)	$598.3	$(201.9)	$(99.7)	$(29.6)	$267.1

Segment Assets	$8,007.2	$1,080.8	$2,526.9	$6,371.8	$17,986.7
Capital Expenditures	375.0	95.0	397.8	86.7	954.5

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss).” This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of Directors use Operating Profit (Loss) Before Depreciation and Amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

The following represents a reconciliation of operating profit (loss) before depreciation and amortization to reported net loss on the Consolidated Statements of Operations:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Operating Profit (Loss) Before Depreciation and Amortization	$(1,281.4)	$617.4	$267.1
Depreciation and amortization	(838.0)	(754.9)	(676.7)

Operating loss	(2,119.4)	(137.5)	(409.6)
Interest income	50.6	28.4	17.5
Interest expense	(131.9)	(156.3)	(188.6)
Reorganization (expense) income	43.0	(212.3)	—
Other, net	397.6	—	425.5

Loss from continuing operations before income taxes, minority interests and cumulative effect of accounting changes	(1,760.1)	(477.7)	(155.2)
Income tax benefit	690.6	104.3	42.2
Minority interests in net (earnings) losses of subsidiaries	13.1	(1.9)	(1.9)

Loss from continuing operations before cumulative effect of accounting changes	(1,056.4)	(375.3)	(114.9)
Income (loss) from discontinued operations, net of taxes	(582.3)	78.1	(97.6)
Cumulative effect of accounting changes, net of taxes	(310.5)	(64.6)	(681.3)

Net Loss	$(1,949.2)	$(361.8)	$(893.8)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents revenues earned from customers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2004		2003		2002
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
North America
United States	$10,410.2	$2,311.9	$8,518.9	$3,695.1	$7,207.7	$3,469.9
Canada and Mexico	133.2	5.7	152.4	92.6	163.6	196.7

Total North America	10,543.4	2,317.6	8,671.3	3,787.7	7,371.3	3,666.6

Europe
United Kingdom	30.5	—	51.1	5.4	130.8	6.5
Other	79.9	—	38.5	0.1	34.8	0.3

Total Europe	110.4	—	89.6	5.5	165.6	6.8

South America and the Caribbean
Brazil	166.3	93.6	137.7	117.7	180.3	149.9
Argentina	93.8	84.9	81.4	102.2	88.4	126.5
Venezuela	115.2	80.0	87.2	92.7	124.2	—
Other	193.5	119.4	150.0	84.9	139.4	28.3

Total South America and the Caribbean	568.8	377.9	456.3	397.5	532.3	304.7

Asia
Korea	14.1	—	19.2	0.2	16.3	0.2
India	30.7	—	36.4	7.3	34.6	7.6
China	2.9	—	16.4	1.1	18.8	1.2
Other	13.1	—	19.7	0.5	24.9	0.4

Total Asia	60.8	—	91.7	9.1	94.6	9.4

Total Middle East	57.4	—	28.7	—	9.1	—

Total Africa	19.2	—	34.6	—	12.5	—

Total	$11,360.0	$2,695.5	$9,372.2	$4,199.8	$8,185.4	$3,987.5

Note 21: Commitments and Contingencies

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2004. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On August 27, 2004, the U.S. Bankruptcy Court, District of Maine, entered an order approving among other things, the acquisition transaction with Pegasus described above in Note 3, as well as a Global Settlement Agreement pursuant to which all pending litigation between DIRECTV U.S., us, the NRTC and Pegasus was settled and mutual releases of claims were affected. Pegasus had filed a voluntary petition for Chapter 11 bankruptcy in such court following entry of judgment on May 24, 2004 in favor of DIRECTV U.S. for approximately $63 million in a case arising out of Pegasus’ breach of the parties’ Seamless Marketing Agreement. This judgment was stayed under applicable bankruptcy law, and Pegasus also had filed various claims in the bankruptcy proceeding against DIRECTV U.S., us and the NRTC. As part of the purchase price paid by DIRECTV U.S. in the transactions with Pegasus, DIRECTV U.S. received credit for the $63 million judgment. As a result of the settlement and release, all previously pending litigation discussed above between DIRECTV U.S., the Company and Pegasus has been dismissed with prejudice.

On October 18, 2004, Darlene filed suit in the circuit court for Miami-Dade County, Florida, against us and certain of our subsidiaries (including DLA LLC) News Corporation, and others, or collectively Defendants. We and certain of the other defendants have removed this matter to the U.S. District Court for the Southern District of Florida. The suit alleges fraud and violation of fiduciary, contractual and other duties owed Darlene and to DLA LLC by one or more of the Defendants. Darlene owns approximately 14.1% of DLA LLC and we own the remaining interest.

Among other things, Darlene alleges that one or more of the Defendants engaged in self-dealing for several years, and the Sky Transactions were negotiated in a manner and yielded a result that was unfair to DLA LLC and its members. Darlene further alleges that we entered into an oral put agreement which would have required DLA LLC to acquire Darlene’s interest in DLA LLC based on a specific pricing formula and that Darlene was fraudulently induced to release its rights under that put and other rights. Darlene seeks injunctive relief to preclude DLA LLC from consummating the Sky Transactions, $1 billion in damages and other relief. As part of the Sky Transactions, we have agreed to indemnify News Corporation against certain claims, including claims by Darlene against News Corporation. We believe Darlene’s claims are without merit and intend to vigorously defend against these claims.

On June 4, 2002, DIRECTV, Inc., a wholly-owned subsidiary of DIRECTV Holdings LLC, and General Electric Capital Corporation, or GECC, executed an agreement to settle, for $180 million, a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV programming and related hardware. As a result, in 2002, the provision for loss related to this matter was increased by $122.0 million, of which $48.0 million was recorded as a charge to “General and administrative expenses” and $74.0 million was recorded as a charge to “Interest expense” in the Consolidated Statements of Operations.

Income Tax Matters

In connection with an IRS audit for the tax years 1991 through 1994, the IRS proposed adjustments to the determination and allocation of the purchase price with respect to a prior business acquisition which could result in additional tax and interest of approximately $50.0 million. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. These discussions did not result in a settlement and we anticipate that we will be required to file suit in order to resolve this dispute.

As part of the sale of our interest in PanAmSat, we agreed to indemnify PanAmSat for certain taxes related to periods ending on or prior to the day of the closing in amounts equal to 80% of the first $75.0 million of such taxes and 100% of any such taxes in excess of the first $75.0 million. PanAmSat has outstanding tax claims

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (concluded)

relating to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. These claims would be subject to the indemnification provided by us. The Indian government has assessed approximately $7.3 million against one of the PanAmSat subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For the Indian tax years ended March 31, 1996 through 2001, the Indian government has assessed approximately $36.0 million in the aggregate against PanAmSat, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). PanAmSat is contesting the imposition of such taxes. If unsuccessful in its contest, PanAmSat could be subject to comparable claims for subsequent years, which would include additional years covered by the indemnification agreement.

While the outcome of these and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material impact on our consolidated results of operations or financial position.

Satellites

We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2004, the net book value of uninsured satellites amounted to $381.7 million.

Other

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $36.1 million which were undrawn at December 31, 2004.

At December 31, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and satellite transponder leases and aggregated $663.5 million, payable as follows: $89.3 million in 2005, $85.9 million in 2006, $86.7 million in 2007, $79.0 million in 2008, $65.5 million in 2009 and $257.1 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease income, were $67.3 million in 2004, $62.0 million in 2003 and $55.2 million in 2002.

We have minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, manufacturer subsidies agreements, TT&C services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. As of December 31, 2004, minimum payments over the terms of applicable contracts are anticipated to be approximately $7,820.2 million, payable as follows: $1,221.4 million in 2005, $1,211.0 million in 2006, $1,327.9 million in 2007, $1,332.7 million in 2008, $1,288.2 million in 2009 and $1,439.0 million thereafter. Excluded from the minimum payments above is DIRECTV U.S.’ remaining commitment to purchase in excess of $500.0 million of set-top receivers from Thomson during the first three years of the Contract Term based on current set-top receiver prices.

* * *

THE DIRECTV GROUP, INC.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2004 Quarters
Revenues	$2,493.2	$2,642.8	$2,861.9	$3,362.1
Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change (1)	323.0	(40.7)	(1,553.1)	(489.3)
Income tax (expense) benefit	(147.1)	20.1	624.3	193.3
Minority interests in net (earnings) losses of subsidiaries	(0.7)	3.0	3.2	7.6
Income (loss) from discontinued operations, net of taxes	(503.5)	4.3	(83.0)	(0.1)

Loss before cumulative effect of accounting change	(328.3)	(13.3)	(1,008.6)	(288.5)
Cumulative effect of accounting change, net of taxes	(310.5)	—	—	—

Net loss	$(638.8)	$(13.3)	$(1,008.6)	$(288.5)

Basic and diluted earnings (loss) per common share from continuing operations before cumulative effect of accounting change	$0.12	$(0.01)	$(0.67)	$(0.21)

2003 Quarters
Revenues	$2,051.9	$2,187.3	$2,378.7	$2,754.3
Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change (2)	(109.3)	15.2	(26.7)	(356.9)
Income tax (expense) benefit	36.0	(7.7)	25.7	50.3
Minority interests in net earnings of subsidiaries	(0.5)	(0.1)	(0.6)	(0.7)
Income (loss) from discontinued operations, net of taxes	22.9	14.2	43.2	(2.2)

Income (loss) before cumulative effect of accounting change	(50.9)	21.6	41.6	(309.5)
Cumulative effect of accounting change, net of taxes	—	—	(64.6)	—

Net income (loss)	$(50.9)	$21.6	$(23.0)	$(309.5)

Basic and diluted earnings (loss) per common share from continuing operations before cumulative effect of accounting change	$(0.05)	$0.01	$—	$(0.22)

(1)	Included as part of “Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change” are the following: for the first quarter of 2004 is a $387.1 million gain related to the sale of approximately 19 million shares of XM Satellite Radio common stock; for the third quarter of 2004 is a $1,466.1 million charge related to the assets of the SPACEWAY program for which management determined that an impairment charge was required; and for the fourth quarter of 2004 are a $190.6 million write-down of HNS assets related to the sale of HNS to SkyTerra and a $36.5 million charge principally for asset write-downs related to the on-going shut-down of DIRECTV Latin America’s Mexico operations.
(2)	Included as part of “Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change” for the fourth quarter of 2003 are a $132.0 million charge related primarily to investment advisor fees, employee retention and severance benefits in conjunction with the completion of the News Corporation transactions and reorganization expenses of $193.1 million resulting from settlements reached with creditors as part of the DLA LLC bankruptcy proceedings.

For additional information regarding discontinued operations and cumulative effect of accounting changes, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Form 10-K.

THE DIRECTV GROUP, INC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management of The DIRECTV Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, or GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment and those criteria, management believes that, as of December 31, 2004, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an audit report on management’s assessment of internal control over financial reporting, which appears below.

THE DIRECTV GROUP, INC.

Report of Independent Registered Public Accounting Firm on Internal Control Over

Financial Reporting

To the Board of Directors and Stockholders of The DIRECTV Group, Inc.

El Segundo, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The DIRECTV Group, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

THE DIRECTV GROUP, INC.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change of its method of accounting for subscriber acquisition, upgrade and retention costs.

/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2005

THE DIRECTV GROUP, INC.

ITEM 9B.    OTHER INFORMATION

None.

* * *

PART III

ITEMS 10, 11, 12, 13 and 14

We hereby incorporate by reference information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K from The DIRECTV Group Inc.’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

* * *

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II

	2.	Financial Statement Schedule I—Condensed Financial Information of the Registrant	116

		Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002	119

	3.	Exhibits

Exhibit Number	Exhibit Name
*1.1

Underwriting Agreement, dated February 10, 2005 (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., dated February 8, 2005 (the “February 8, 2005 Form 8-K”))

*2.1

Transaction Agreement, dated as of April 20, 2004, by and among The DIRECTV Group, Inc., PAS Merger Sub, Inc., PanAmSat Corporation and Constellation LLC (incorporated herein by reference to Exhibit 1 to Amendment No. 8 to Schedule 13D of PanAmSat Corporation as filed by The DIRECTV Group, Inc. with the Securities and Exchange Commission on April 22, 2004)

*2.2

Stock Purchase Agreement between The Boeing Company, Hughes Electronics Corporation and Hughes Telecommunications and Space Company for the purchase and sale of the outstanding capital stock of Hughes Space and Communications Company and certain additional outstanding capital stock, dated as of January 13, 2000 (incorporated herein by reference to Exhibit 2.5 to the Annual Report on Form 10-K for the year ended December 31, 1999 of Hughes Electronics Corporation (the “1999 10-K”))

*2.3

Stock Purchase Agreement, dated as of April 9, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hughes Electronics Corporation filed April 14, 2003 (the “April 14, 2003 8-K”))

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name

*2.4

Amendment No. 1 to the Stock Purchase Agreement, dated as of April 25, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Hughes Electronics Corporation (Registration No. 105851), filed June 5, 2003 (the “Form S-4”))

*2.5

Amendment No. 2 to the Stock Purchase Agreement, dated as of August 20, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated herein by reference to Exhibit 2.7 to Amendment No. 2 to the Form S-4, filed August 21, 2003 (“Amendment No. 2”))

*2.6

Letter Agreement, dated as of August 15, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, GMH Merger Sub, Inc. and General Motors Corporation (incorporated herein by reference to Exhibit 2.6 to Amendment No. 2)

*2.7

Agreement and Plan of Merger, dated as of April 9, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, and GMH Merger Sub, Inc. (incorporated herein by reference to Exhibit 99.3 to the April 14, 2003 8-K)

*2.8

Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 16, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited and GMH Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.5 to Amendment No. 1 to the Form S-4, filed July 24, 2003)

*2.9

Separation Agreement, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated herein by reference to Exhibit 99.4 to the April 14, 2003 8-K)

*2.10

Letter Agreement, dated as of August 12, 2004, between The DIRECTV Group, Inc. and Constellation, LLC, and acknowledged by PanAmSat Corporation (incorporated by reference to Exhibit (d) 3 to Amendment No. 4 to Schedule 13E-3 filed with the Securities and Exchange Commission on August 12, 2004 by The DIRECTV Group, Inc. and certain other filing persons)

*3.1

Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hughes Electronics Corporation, dated December 22, 2003 (the “December 22, 2003 Form 8-K”))

*3.2

Certificate of Ownership and Merger of The DIRECTV Group, Inc. with and into Hughes Electronics Corporation dated March 16, 2004 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., dated March 16, 2004)

*3.3	Amended and Restated By-laws of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated herein by reference to Exhibit 99.3 to the December 22, 2003 Form 8-K)

*4.1

Specimen form of certificate representing common stock of The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of The DIRECTV Group, Inc. for the year ended December 31, 2003 (the “2003 Form 10-K”))

*4.2

Indenture, dated as of February 28, 2003, by and among DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and the Bank of New York as Trustee (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of Hughes Electronics Corporation, filed on May 8, 2003 (the “March 31, 2003 Form 10-Q”))

*4.3	Form of 8.375% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4.2 to the March 31, 2003 Form 10-Q)

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name
*4.4

Supplemental Indenture dated as of September 30, 2004 by and among DIRECTV Home Services, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2004 of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc.)

*10.1

Credit Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Citicorp North America, Inc., Credit Suisse First Boston and Goldman Sachs Credit Partners L.P., as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to the March 31, 2003 Form 10-Q)

*10.2

Credit Agreement, dated February 24, 2004, among DIRECTV Latin America, LLC, as Borrower, the Material Subsidiaries of the Borrower Party Hereto, and Hughes Electronics Corporation, as Lender (incorporated herein by reference to Exhibit 10.20 to the 2003 Form 10-K)

*10.3

Security Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC, as Assignors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated herein by reference to Exhibit 10.3 to the March 31, 2003 Form 10-Q)

*10.4

Pledge Agreement dated as of March 6, 2003 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Pledgors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated herein by reference to Exhibit 10.4 to the March 31, 2003 Form 10-Q)

*10.5

Subsidiaries Guaranty, dated as of March 6, 2003, by and among DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated herein by reference to Exhibit 10.5 to the March 31, 2003 Form 10-Q)

*10.6

First Amendment to the Credit Agreement, dated as July 30, 2003, between DIRECTV Holdings LLC, Deutsche Bank Trust Company Americas and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hughes Electronics Corporation filed on August 8, 2003)

*10.7

Second Amendment to the Credit Agreement, dated as of March 9, 2004 among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2003 of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc.)

*10.8

Third Amendment to the Credit Agreement, dated as of September 27, 2004 among DIRECTV Holdings LLC, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on September 30, 2004)

*10.9

Second Amended and Restated Limited Liability Company Agreement of DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Electronics Corporation filed March 2, 2004 (the “March 2, 2004 8-K”))

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name
†† *10.10

Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Chase Carey (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of The DIRECTV Group, Inc. for the quarterly period ended March 31, 2004 (the “March 31, 2004 10-Q”))

†† *10.11	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Bruce Churchill (incorporated herein by reference to Exhibit 10.2 to the March 31, 2004 10-Q)

†† *10.12	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Eddy Hartenstein (incorporated herein by reference to Exhibit 10.3 to the March 31, 2004 10-Q)

†† *10.13	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Larry Hunter (incorporated herein by reference to Exhibit 10.4 to the March 31, 2004 10-Q)

†† *10.14	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Romulo Pontual (incorporated herein by reference to Exhibit 10.5 to the March 31, 2004 10-Q)

†† *10.15

Employment Agreement, effective as of January 1, 2004, among The DIRECTV Group, Inc., DIRECTV Holdings LLC and Mitchell Stern (incorporated herein by reference to Exhibit 10.6 to the March 31, 2004 10-Q)

*10.16

Agreement of Termination, dated as of June 1, 2004, by and between DIRECTV, Inc., as assignee of Hughes Communications Galaxy, Inc., Hughes Communications Galaxy, Inc., as predecessor-in-interest and National Rural Telecommunications Cooperative (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on June 2, 2004 (“the June 2, 2004 Form 8-K”))

*10.17	Pegasus Offer Agreement (incorporated herein by reference to Exhibit 10.2 to the June 2, 2004 Form 8-K)

*10.18

Member Offer Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on June 3, 2004)

*10.19

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

*10.20

Cooperation Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries that are listed as a “Seller” on the signature pages to the Asset Purchase Agreement), and DIRECTV, Inc. (incorporated herein by reference to Exhibit 10.2 to the August 3, 2004 Form 8-K)

*10.21

Global Settlement Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties (incorporated herein by reference to Exhibit 10.3 to the August 3, 2004 Form 8-K)

†† *10.22

The DIRECTV Group, Inc. 2004 Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8 of The DIRECTV Group, Inc. as filed with the Securities and Exchange Commission on June 3, 2004)

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name

†† *10.23

The DIRECTV Group, Inc. Executive Officer Cash Bonus Plan (incorporated herein by reference to Annex C to the Definitive Proxy Statement on Schedule 14A of The DIRECTV Group, Inc. as filed with the Securities and Exchange Commission on April 16, 2004)

*10.24

Brazil Business Combination Agreement, dated as October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited, The DIRECTV Group, Inc., DIRECTV Latin America, LLC and GLA Brasil Ltda. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on October 15, 2004 (the “October 15, 2004 Form 8-K”))

*10.25

Participation Agreement, dated as of October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the October 15, 2004 Form 8-K)

*10.26

Latin America Purchase Agreement, dated as of October 8, 2004, by and between The News Corporation Limited and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.3 to the October 15, 2004 Form 8-K)

*10.27

Latin America Purchase Agreement, dated as of October 8, 2004, by and between Liberty Media International, Inc. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.4 to the October 15, 2004 Form 8-K)

*10.28

Purchase and Sale Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated herein by reference to Exhibit 10.5 to the October 15, 2004 Form 8-K)

*10.29

Option Agreement Letter, dated as of October 8, 2004, among Innova, S. de R.L. de C.V., Innova Holdings, S. de R.L. de C.V., Novavisión, S. de R.L. de C.V., Grupo Televisa, S.A., The News Corporation Limited, The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.6 to the October 15, 2004 Form 8-K)

*10.30

Post-Migration Payment Letter Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated herein by reference to Exhibit 10.7 to the October 15, 2004 Form 8-K)

*10.31

DTH Agreement, dated as of October 8, 2004, by and among Grupo Televisa, S.A., The News Corporation Limited, Innova, S. de R.L. de C.V., The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.8 to the October 15, 2004 Form 8-K)

*10.32

Televisa Letter Agreement, dated as of October 8, 2004, by and between Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.9 to the October 15, 2004 Form 8-K)

*10.33

Purchase and Sale Agreement (Multi-Country Platform), dated as of October 8, 2004, by and among Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.10 to the October 15, 2004 Form 8-K)

*10.34

Purchase and Sale Agreement (Multi-Country Platform), dated as of October 15, 2004, by and among Globo Comunicações e Participações S.A., DTH USA, Inc. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.12 to the Quarter Report on Form 10-Q of The DIRECTV Group, Inc. for the quarter ended September 30, 2004)

††**10.35	Retirement and Release Agreement, dated as of December 2, 2004, by and between The DIRECTV Group, Inc. and Eddy Hartenstein

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name
††**10.36	Amended and Restated Hughes Electronics Corporation Long-Term Achievement Plan, amended and effective as of December 22, 2003

††**10.37	Long-Term Achievement Plan Form of Award, dated April 29, 2003

††**10.38	Hughes Electronics Corporation Executive Deferred Compensation Plan, amended and effective as of December 22, 2003

††**10.39	Performance Stock Unit Award Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Chase Carey

††**10.40	Non-Qualified Stock Option Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Chase Carey

††**10.41	Performance Stock Unit Award Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Mitchell Stern

**10.42

First Amended and Restated Registration Rights Agreement, by and among General Motors Corporation and United States Trust Company of New York, as Trustee of The General Motors Special Hourly Employees Pension Trust, as Trustee of The General Motors Special Salaried Employees Pension Trust and as Trustee of The Sub-Trust of The General Motors Welfare Benefit Trust

**10.43	Succession Agreement, dated as of December 22, 2003, by and between General Motors Corporation and Hughes Electronics Corporation

*10.44

Contribution and Membership Interest Purchase Agreement, dated as of December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., dated December 3, 2004)

††*10.45	Terms and Conditions of restricted stock unit awards to independent directors (incorporated herein by reference to Exhibit 10.1 to the February 8, 2005 Form 8-K)

††*10.46	Terms and Conditions of restricted stock unit awards to applicable executive officers (incorporated herein by reference to Exhibit 10.2 to the February 8, 2005 Form 8-K)

††*10.47

Amended and Restated Executive Change in Control Severance Agreement, dated as of July 3, 2001 by and between Hughes Electronics Corporation and Eddy Hartenstein (incorporated herein by reference to Exhibit 10.35 to the Registration Statement on Form S-4 of the Hughes Electronics Corporation, filed June 5, 2003 (the June 5, 2003 Form S-4”))

††**10.48	Amended and Restated Executive Change in Control Severance Agreement, dated as of July 3, 2001 by and between Hughes Electronics Corporation and Patrick Doyle

††**10.49	Amended and Restated Executive Change in Control Severance Agreement, dated as of July 3, 2001 by and between Hughes Electronics Corporation and Larry Hunter

††**10.50	Acknowledgement Agreement and Amendment to Executive Change in Control Severance Agreement, entered into on December 22, 2003, by and between Hughes Electronics Corporation and Eddy Hartenstein

††**10.51	Acknowledgement Agreement and Amendment to Executive Change in Control Severance Agreement, entered into on December 22, 2003, by and between Hughes Electronics Corporation and Patrick Doyle

††**10.52	Acknowledgement Agreement and Amendment to Executive Change in Control Severance Agreement, entered into on December 22, 2003, by and between Hughes Electronics Corporation and Larry Hunter

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name
††*10.53	Hughes Electronics Corporation Retention Bonus Plan, effective July 1, 2001 (incorporated by reference to Exhibit 10.32 to the June 5, 2003 Form S-4)

**10.54

Hypothecation Agreement, Exhibit H to the Credit Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Citicorp North America, Inc., Credit Suisse First Boston and Goldman Sachs Credit Partners L.P., as Co-Documentation Agents

*10.55

Employee Matters Agreement, dated as of April 9, 2003, by and between Hughes Electronics Corporation and The News Corporation Limited (incorporated by reference to Exhibit 99.5 to the June 5, 2003 Form S-4)

*10.56

Special Employee Items Agreement, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.4 to the June 5, 2003 Form S-4)

*10.57

Amended and Restated Agreement for the Allocation of United States Income Taxes, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.3 to the June 5, 2003 Form S-4)

†*10.58

DBS Distribution Agreement between Hughes Communications Galaxy, Inc. and National Rural Telecommunications Cooperative, dated April 10, 1992 (the “DBS Agreement”) (incorporated by reference to Exhibit 10.5 to the Form 10 of Hughes Electronics Corporation, filed August 13, 1999 (the “Form 10”))

*10.59	Addendum I to the DBS Agreement (incorporated by reference to Exhibit 10.6 to the Form 10)

*10.60	Amendment No. 1 to the DBS Agreement, dated May 11, 1992 (incorporated by reference to Exhibit 10.7 to the Form 10)

*10.61	Amendment No. 2 to the DBS Agreement, dated May 26, 1992 (incorporated by reference to Exhibit 10.8 to the Form 10)

*10.62	Amendment No. 3 to the DBS Agreement, Letter of Agreement, dated May 29, 1992 (incorporated by reference to Exhibit 10.9 to the Form 10)

*10.63	Amendment No. 4 to the DBS Agreement, dated December 1, 1992 (incorporated by Reference to Exhibit 10.10 to the Form 10)

*10.64	Amendment No. 5 to the DBS Agreement, dated December 11, 1992 (incorporated by Reference to Exhibit 10.11 to the Form 10)

*10.65	Amendment No. 6 to the DBS Agreement, dated December 23, 1992 (incorporated by Reference to Exhibit 10.12 to the Form 10)

*10.66	Amendment No. 7 to the DBS Agreement, Letter of Agreement, dated July 9, 1993 (incorporated by reference to Exhibit 10.13 to the Form 10)

*10.67	Amendment No. 8 to the DBS Agreement, Letter of Agreement, dated February 14, 1994 (incorporated by reference to Exhibit 10.14 to the Form 10)†

*10.68	Amendment No. 9 to the DBS Agreement, Letter of Agreement, dated June 22, 1994 (incorporated by reference to Exhibit 10.15 to the Form 10)

10.69	Office Sublease for Corporate Headquarters between Raytheon Company, f/k/a Hughes Aircraft Company, and DIRECTV, Inc. dated March 20, 1996 (incorporated by reference to Exhibit 10.17 of the Form S-4).

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name
10.70

Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 5, 2003 (incorporated by reference to Exhibit 10.19 to Amendment No.1 to the Form S-4 of DIRECTV Holdings LLC filed on August 19, 2003 (the “Form S-4/A”)).

10.71

First Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-21 17 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 10, 2003 (incorporated by reference to Exhibit 10.20 to the Form S-4/A)

10.72

Second Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of September 18, 2003 (incorporated by reference to Exhibit 10.4 to the Form 10-Q of DIRECTV Holdings LLC for the quarter ended September 30, 2003).

10.73

Complete Restatement of Amended Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117, and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. effective as of August 5, 2003 (incorporated by reference to Exhibit 10.5 to the Form 10-Q of DIRECTV Holdings LLC for the quarter ended September 30, 2003).

*14

Hughes Electronics Corporation Code of Ethics and Business Conduct, adopted January 28, 2004 (incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

**21	Subsidiaries of the Registrant as of December 31, 2004

**23	Consent of Deloitte & Touche LLP

**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	First Amended Plan of Reorganization of DIRECTV Latin America, LLC Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 99.2 to the March 2, 2004 8-K)

*99.2

Finding of Facts, Conclusions of Law and Order Confirming First Amended Plan of Reorganization of DIRECTV Latin America, LLC, Under Chapter 11 of the Bankruptcy Code Dated January 7, 2004: Docket No. 529 (incorporated herein by reference to Exhibit 99.1 to the March 2, 2004 8-K)

*	Incorporated by reference.
**	Filed herewith.

THE DIRECTV GROUP, INC.

†	Confidential treatment received for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act.
††	Management contract or compensatory plan or arrangement.

A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.

THE DIRECTV GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

(Parent Company Only)

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Operating Costs and Expenses
General and administrative expenses	$227.8	$253.6	$58.5

Total operating costs and expenses	227.8	253.6	58.5
Operating loss	(227.8)	(253.6)	(58.5)
Interest income	46.5	91.6	160.6
Interest expense	(4.6)	(49.8)	(106.7)
Equity in net losses of subsidiaries	(1,342.4)	(366.8)	(1,261.6)
Reorganization expense	(8.6)	(7.0)	—
Other, net	(683.8)	37.2	524.6

Loss Before Income Taxes	(2,220.7)	(548.4)	(741.6)
Income tax (expense) benefit	271.5	186.6	(152.2)

Net Loss	$(1,949.2)	$(361.8)	$(893.8)

CONDENSED BALANCE SHEETS

(Parent Company Only)

	December 31,
	2004	2003
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$2,702.4	$1,280.1
Accounts and interest receivables from subsidiaries	26.3	48.0
Deferred income taxes	30.7	22.1
Prepaid expenses and other	34.4	374.5

Total Current Assets	2,793.8	1,724.7
Deferred Income Taxes	178.8	91.1
Loans Receivable from Subsidiaries	875.0	786.2
Investments in Subsidiaries	4,116.3	7,078.7
Other Assets	155.1	440.7

Total Assets	$8,119.0	$10,121.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued liabilities and other	$169.9	$99.1

Total Current Liabilities	169.9	99.1
Other Liabilities and Deferred Credits	442.0	391.2
Commitments and Contingencies
Stockholders’ Equity	7,507.1	9,631.1

Total Liabilities and Stockholders’ Equity	$8,119.0	$10,121.4

Reference should be made to the Notes to the Condensed Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT — (continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(45.0)	$(268.7)	$542.3

Cash Flows from Investing Activities
Net investments in subsidiaries	1,836.6	2,221.7	(1,885.5)
Net (increase) decrease in loans to subsidiaries	(875.0)	(108.0)	1,833.3
Sale (purchase) of short term investments	14.8	(40.3)	—
Proceeds from sale of investments	510.5	—	—
Expenditures for property and satellites	(42.6)	—	—

Net Cash Provided by (Used in) Investing Activities	1,444.3	2,073.4	(52.2)

Cash Flows from Financing Activities
Net decrease in notes and loans payable	—	(506.3)	(243.7)
Debt issuance costs	—	—	(44.0)
Stock options exercised	23.0	17.7	7.4
Special cash dividend paid to General Motors	—	(275.0)	—
Preferred stock dividends paid to General Motors	—	—	(68.7)
Payment of Raytheon settlement	—	—	(134.2)

Net Cash Provided by (Used in) Financing Activities	23.0	(763.6)	(483.2)

Net increase in cash and cash equivalents	1,422.3	1,041.1	6.9
Cash and cash equivalents at beginning of the year	1,280.1	239.0	232.1

Cash and cash equivalents at end of the year	$2,702.4	$1,280.1	$239.0

Reference should be made to the Notes to the Condensed Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT — (concluded)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

As discussed in Note 9 of the Notes to the Consolidated Financial Statements, the terms of the DIRECTV Holdings LLC credit facilities limit DIRECTV Holdings LLC and its respective subsidiaries from transferring funds to us in the form of cash dividends, loans or advances. In the parent company only financial statements, we state our investment in subsidiaries at cost, net of equity in earnings (losses) of subsidiaries, since the date of formation/acquisition. As a result, we include our interest in the net assets of DIRECTV Holdings LLC, which total about $2.4 billion and $2.3 billion at December 31, 2004 and 2003, respectively, in “Investments in Subsidiaries” in the accompanying Condensed Balance Sheets of the parent company. The parent company only financial statements and related notes should be read in conjunction with our consolidated financial statements and notes thereto.

Note 2: Loss on Sale of PanAmSat

On August 20, 2004, we completed the sale of our approximately 80.4% interest in PanAmSat to an affiliate of KKR for $2.64 billion in cash. We recorded a pre-tax loss of $1,078.1 million in “Other, net” in 2004 in the accompanying Condensed Statements of Operations as a result of this transaction. The $2.64 billion in cash received for this transaction is reflected in “Net investment in subsidiaries” in the Condensed Statements of Cash Flows. See Note 3 to the Consolidated Financial Statements for more information.

Note 3: Loans Receivable from Subsidiaries

On August 27, 2004, in connection with the completion of the Pegasus and NRTC transactions described in Note 3 to the Consolidated Financial Statements, we provided DIRECTV U.S. $875.0 million in the form a unsecured promissory note, which is payable in full on December 31, 2010. The promissory note, which is included in “Loans Receivable from Subsidiaries” at December 31, 2004, bears interest, which is payable quarterly, at three month LIBOR. DIRECTV U.S. may prepay the note in whole or in part at any time without penalty. We may accelerate the outstanding principal balance on the note if DIRECTV U.S. fails to pay interest when due or in the event of bankruptcy or insolvency. We have the option to convert the note to capital in whole or in part at any time.

Under the Reorganization Plan and/or Contribution Agreement as discussed in Note 18 to the Consolidated Financial Statements, we contributed our claims to DLA LLC of approximately $1.4 billion, to the extent not previously discharged in the Chapter 11 proceedings. Accordingly, such amount has been reclassified in the Condensed Balance Sheets of the parent company from “Loans Receivable from Subsidiaries” to “Investments in Subsidiaries” as of December 31, 2003.

The $786.2 million of “Loans Receivable from Subsidiaries” at December 31, 2003 represents $104.7 million outstanding under a $300 million senior secured debtor-in-possession financing facility and $681.5 million of intercompany loans to the extent not previously discharged in the Chapter 11 proceedings. In connection with the Reorganization Plan and/or Contribution Agreement, we contributed to DLA LLC our investment in and intercompany loans receivable from SurFin and certain LOCs in February 2004. In exchange for these contributions, conversion of the debtor-in-possession financing facility to equity and contribution of equity interests in various LOCs, our equity interest in the restructured DLA LLC increased from 74.7% to approximately 85.9%.

Note 4: Credit Facilities

See Note 9 of the Notes to the Consolidated Financial Statements.

Note 5: Contingencies

See Note 21 of the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2004
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(112.7)	$(207.9)	$(77.9	)(a)	$276.8	(b)	$(121.7)
Inventories (principally for obsolescence of service parts)	(33.3)	(0.1)	—		33.2	(c)	(0.2)

Total Allowances Deducted from Assets	$(146.0)	$(208.0)	$(77.9)		$310.0		$(121.9)

For the Year Ended December 31, 2003
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(91.0)	$(181.7)	$(80.9	)(a)	$240.9	(b)	$(112.7)
Inventories (principally for obsolescence of service parts)	(34.5)	(6.7)	—		7.9	(c)	(33.3)

Total Allowances Deducted from Assets	$(125.5)	$(188.4)	$(80.9)		$248.8		$(146.0)

For the Year Ended December 31, 2002
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(98.6)	$(151.5)	$(70.7	)(a)	$229.8	(b)	$(91.0)
Inventories (principally for obsolescence of service parts)	(27.1)	(14.5)	(1.9	)(d)	9.0	(c)	(34.5)

Total Allowances Deducted from Assets	$(125.7)	$(166.0)	$(72.6)		$238.8		$(125.5)

(a)	Primarily reflects the recovery of accounts previously written-off and increases resulting from acquisitions or consolidation of LOCs previously accounted for under the equity method.

(b)	Primarily relates to accounts written-off.

(c)	Relates to obsolete parts and/or discontinued product lines written-off and reduction in reserves based on physical inventory adjustments and reclassification of amount at HNS to “Assets of businesses held for sale.”

(d)	Primarily relates to purchase accounting adjustments.

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: February 28, 2005
	By:	/S/ BRUCE B. CHURCHILL
Bruce B. Churchill (Executive Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of February 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/S/ K. RUPERT MURDOCH (K. Rupert Murdoch)	Chairman of the Board of Directors

/S/ CHASE CAREY (Chase Carey)	Director, President and Chief Executive Officer	}	Principal Executive Officer

/S/ BRUCE B. CHURCHILL (Bruce B. Churchill)	Executive Vice President and Chief Financial Officer	}	Principal Financial Officer

/S/ PATRICK T. DOYLE (Patrick T. Doyle)	Senior Vice President, Treasurer and Controller	}	Principal Accounting Officer

/S/ NEIL R. AUSTRIAN (Neil R. Austrian)	Director

/S/ RALPH F. BOYD, JR (Ralph F. Boyd, Jr.)	Director

/S/ PETER CHERNIN (Peter Chernin)	Director

/S/ JAMES M. CORNELIUS (James M. Cornelius)	Director

/S/ DAVID F. DEVOE (David F. DeVoe)	Director

THE DIRECTV GROUP, INC.

Signature	Title

/S/ CHARLES R. LEE (Charles R. Lee)	Director

/S/ PETER A. LUND (Peter A. Lund)	Director

/S/ HAIM SABAN (Haim Saban)	Director

* * *

THE DIRECTV GROUP, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Name

*1.1

Underwriting Agreement, dated February 10, 2005 (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., dated February 8, 2005 (the “February 8, 2005 Form 8-K”))

*2.1

Transaction Agreement, dated as of April 20, 2004, by and among The DIRECTV Group, Inc., PAS Merger Sub, Inc., PanAmSat Corporation and Constellation LLC (incorporated herein by reference to Exhibit 1 to Amendment No. 8 to Schedule 13D of PanAmSat Corporation as filed by The DIRECTV Group, Inc. with the Securities and Exchange Commission on April 22, 2004)

*2.2

Stock Purchase Agreement between The Boeing Company, Hughes Electronics Corporation and Hughes Telecommunications and Space Company for the purchase and sale of the outstanding capital stock of Hughes Space and Communications Company and certain additional outstanding capital stock, dated as of January 13, 2000 (incorporated herein by reference to Exhibit 2.5 to the Annual Report on Form 10-K for the year ended December 31, 1999 of Hughes Electronics Corporation (the “1999 10-K”))

*2.3

Stock Purchase Agreement, dated as of April 9, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hughes Electronics Corporation filed April 14, 2003 (the “April 14, 2003 8-K”))

*2.4

Amendment No. 1 to the Stock Purchase Agreement, dated as of April 25, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Hughes Electronics Corporation (Registration No. 105851), filed June 5, 2003 (the “Form S-4”))

*2.5

Amendment No. 2 to the Stock Purchase Agreement, dated as of August 20, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated herein by reference to Exhibit 2.7 to Amendment No. 2 to the Form S-4, filed August 21, 2003 (“Amendment No. 2”))

*2.6

Letter Agreement, dated as of August 15, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, GMH Merger Sub, Inc. and General Motors Corporation (incorporated herein by reference to Exhibit 2.6 to Amendment No. 2)

*2.7

Agreement and Plan of Merger, dated as of April 9, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, and GMH Merger Sub, Inc. (incorporated herein by reference to Exhibit 99.3 to the April 14, 2003 8-K)

*2.8

Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 16, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited and GMH Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.5 to Amendment No. 1 to the Form S-4, filed July 24, 2003)

*2.9

Separation Agreement, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated herein by reference to Exhibit 99.4 to the April 14, 2003 8-K)

*2.10

Letter Agreement, dated as of August 12, 2004, between The DIRECTV Group, Inc. and Constellation, LLC, and acknowledged by PanAmSat Corporation (incorporated by reference to Exhibit (d) 3 to Amendment No. 4 to Schedule 13E-3 filed with the Securities and Exchange Commission on August 12, 2004 by The DIRECTV Group, Inc. and certain other filing persons)

*3.1

Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hughes Electronics Corporation, dated December 22, 2003 (the “December 22, 2003 Form 8-K”))

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name

*3.2

Certificate of Ownership and Merger of The DIRECTV Group, Inc. with and into Hughes Electronics Corporation dated March 16, 2004 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., dated March 16, 2004)

*3.3	Amended and Restated By-laws of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated herein by reference to Exhibit 99.3 to the December 22, 2003 Form 8-K)

*4.1

Specimen form of certificate representing common stock of The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of The DIRECTV Group, Inc. for the year ended December 31, 2003 (the “2003 Form 10-K”))

*4.2

Indenture, dated as of February 28, 2003, by and among DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and the Bank of New York as Trustee (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of Hughes Electronics Corporation, filed on May 8, 2003 (the “March 31, 2003 Form 10-Q”))

*4.3	Form of 8.375% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4.2 to the March 31, 2003 Form 10-Q)

*4.4

Supplemental Indenture dated as of September 30, 2004 by and among DIRECTV Home Services, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2004 of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc.)

*10.1

Credit Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Citicorp North America, Inc., Credit Suisse First Boston and Goldman Sachs Credit Partners L.P., as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to the March 31, 2003 Form 10-Q)

*10.2

Credit Agreement, dated February 24, 2004, among DIRECTV Latin America, LLC, as Borrower, the Material Subsidiaries of the Borrower Party Hereto, and Hughes Electronics Corporation, as Lender (incorporated herein by reference to Exhibit 10.20 to the 2003 Form 10-K)

*10.3

Security Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC, as Assignors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated herein by reference to Exhibit 10.3 to the March 31, 2003 Form 10-Q)

*10.4

Pledge Agreement dated as of March 6, 2003 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Pledgors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated herein by reference to Exhibit 10.4 to the March 31, 2003 Form 10-Q)

*10.5

Subsidiaries Guaranty, dated as of March 6, 2003, by and among DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated herein by reference to Exhibit 10.5 to the March 31, 2003 Form 10-Q)

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name

*10.6

First Amendment to the Credit Agreement, dated as July 30, 2003, between DIRECTV Holdings LLC, Deutsche Bank Trust Company Americas and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hughes Electronics Corporation filed on August 8, 2003)

*10.7

Second Amendment to the Credit Agreement, dated as of March 9, 2004 among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2003 of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc.)

*10.8

Third Amendment to the Credit Agreement, dated as of September 27, 2004 among DIRECTV Holdings LLC, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on September 30, 2004)

*10.9

Second Amended and Restated Limited Liability Company Agreement of DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Electronics Corporation filed March 2, 2004 (the “March 2, 2004 8-K”))

†† *10.10

Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Chase Carey (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of The DIRECTV Group, Inc. for the quarterly period ended March 31, 2004 (the “March 31, 2004 10-Q”))

†† *10.11	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Bruce Churchill (incorporated herein by reference to Exhibit 10.2 to the March 31, 2004 10-Q)

†† *10.12	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Eddy Hartenstein (incorporated herein by reference to Exhibit 10.3 to the March 31, 2004 10-Q)

†† *10.13	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Larry Hunter (incorporated herein by reference to Exhibit 10.4 to the March 31, 2004 10-Q)

†† *10.14	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Romulo Pontual (incorporated herein by reference to Exhibit 10.5 to the March 31, 2004 10-Q)

†† *10.15

Employment Agreement, effective as of January 1, 2004, among The DIRECTV Group, Inc., DIRECTV Holdings LLC and Mitchell Stern (incorporated herein by reference to Exhibit 10.6 to the March 31, 2004 10-Q)

*10.16

Agreement of Termination, dated as of June 1, 2004, by and between DIRECTV, Inc., as assignee of Hughes Communications Galaxy, Inc., Hughes Communications Galaxy, Inc., as predecessor-in-interest and National Rural Telecommunications Cooperative (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on June 2, 2004 (“the June 2, 2004 Form 8-K”))

*10.17	Pegasus Offer Agreement (incorporated herein by reference to Exhibit 10.2 to the June 2, 2004 Form 8-K)

*10.18

Member Offer Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on June 3, 2004)

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name

*10.19

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

*10.20

Cooperation Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries that are listed as a “Seller” on the signature pages to the Asset Purchase Agreement), and DIRECTV, Inc. (incorporated herein by reference to Exhibit 10.2 to the August 3, 2004 Form 8-K)

*10.21

Global Settlement Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties (incorporated herein by reference to Exhibit 10.3 to the August 3, 2004 Form 8-K)

†† *10.22

The DIRECTV Group, Inc. 2004 Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8 of The DIRECTV Group, Inc. as filed with the Securities and Exchange Commission on June 3, 2004)

†† *10.23

The DIRECTV Group, Inc. Executive Officer Cash Bonus Plan (incorporated herein by reference to Annex C to the Definitive Proxy Statement on Schedule 14A of The DIRECTV Group, Inc. as filed with the Securities and Exchange Commission on April 16, 2004)

*10.24

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

*10.25

Participation Agreement, dated as of October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the October 15, 2004 Form 8-K)

*10.26

Latin America Purchase Agreement, dated as of October 8, 2004, by and between The News Corporation Limited and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.3 to the October 15, 2004 Form 8-K)

*10.27

Latin America Purchase Agreement, dated as of October 8, 2004, by and between Liberty Media International, Inc. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.4 to the October 15, 2004 Form 8-K)

*10.28

Purchase and Sale Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated herein by reference to Exhibit 10.5 to the October 15, 2004 Form 8-K)

*10.29

Option Agreement Letter, dated as of October 8, 2004, among Innova, S. de R.L. de C.V., Innova Holdings, S. de R.L. de C.V., Novavisión, S. de R.L. de C.V., Grupo Televisa, S.A., The News Corporation Limited, The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.6 to the October 15, 2004 Form 8-K)

*10.30

Post-Migration Payment Letter Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated herein by reference to Exhibit 10.7 to the October 15, 2004 Form 8-K)

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name

*10.31

DTH Agreement, dated as of October 8, 2004, by and among Grupo Televisa, S.A., The News Corporation Limited, Innova, S. de R.L. de C.V., The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.8 to the October 15, 2004 Form 8-K)

*10.32

Televisa Letter Agreement, dated as of October 8, 2004, by and between Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.9 to the October 15, 2004 Form 8-K)

*10.33

Purchase and Sale Agreement (Multi-Country Platform), dated as of October 8, 2004, by and among Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.10 to the October 15, 2004 Form 8-K)

*10.34

Purchase and Sale Agreement (Multi-Country Platform), dated as of October 15, 2004, by and among Globo Comunicações e Participações S.A., DTH USA, Inc. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.12 to the Quarter Report on Form 10-Q of The DIRECTV Group, Inc. for the quarter ended September 30, 2004)

††**10.35	Retirement and Release Agreement, dated as of December 2, 2004, by and between The DIRECTV Group, Inc. and Eddy Hartenstein

††**10.36	Amended and Restated Hughes Electronics Corporation Long-Term Achievement Plan, amended and effective as of December 22, 2003

††**10.37	Long-Term Achievement Plan Form of Award, dated April 29, 2003

††**10.38	Hughes Electronics Corporation Executive Deferred Compensation Plan, amended and effective as of December 22, 2003

††**10.39	Performance Stock Unit Award Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Chase Carey

††**10.40	Non-Qualified Stock Option Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Chase Carey

††**10.41	Performance Stock Unit Award Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Mitchell Stern

**10.42

First Amended and Restated Registration Rights Agreement, by and among General Motors Corporation and United States Trust Company of New York, as Trustee of The General Motors Special Hourly Employees Pension Trust, as Trustee of The General Motors Special Salaried Employees Pension Trust and as Trustee of The Sub-Trust of The General Motors Welfare Benefit Trust

**10.43	Succession Agreement, dated as of December 22, 2003, by and between General Motors Corporation and Hughes Electronics Corporation

*10.44

Contribution and Membership Interest Purchase Agreement, dated as of December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., dated December 3, 2004)

†† *10.45	Terms and Conditions of restricted stock unit awards to independent directors (incorporated herein by reference to Exhibit 10.1 to the February 8, 2005 Form 8-K)

†† *10.46	Terms and Conditions of restricted stock unit awards to applicable executive officers (incorporated herein by reference to Exhibit 10.2 to the February 8, 2005 Form 8-K)

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name

††*10.47

Amended and Restated Executive Change in Control Severance Agreement, dated as of July 3, 2001 by and between Hughes Electronics Corporation and Eddy Hartenstein (incorporated herein by reference to Exhibit 10.35 to the Registration Statement on Form S-4 of the Hughes Electronics Corporation, filed June 5, 2003 (the June 5, 2003 Form S-4”))

††**10.48	Amended and Restated Executive Change in Control Severance Agreement, dated as of July 3, 2001 by and between Hughes Electronics Corporation and Patrick Doyle

††**10.49	Amended and Restated Executive Change in Control Severance Agreement, dated as of July 3, 2001 by and between Hughes Electronics Corporation and Larry Hunter

††**10.50	Acknowledgement Agreement and Amendment to Executive Change in Control Severance Agreement, entered into on December 22, 2003, by and between Hughes Electronics Corporation and Eddy Hartenstein

††**10.51	Acknowledgement Agreement and Amendment to Executive Change in Control Severance Agreement, entered into on December 22, 2003, by and between Hughes Electronics Corporation and Patrick Doyle

††**10.52	Acknowledgement Agreement and Amendment to Executive Change in Control Severance Agreement, entered into on December 22, 2003, by and between Hughes Electronics Corporation and Larry Hunter

††*10.53	Hughes Electronics Corporation Retention Bonus Plan, effective July 1, 2001 (incorporated by reference to Exhibit 10.32 to the June 5, 2003 Form S-4)

**10.54

Hypothecation Agreement, Exhibit H to the Credit Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Citicorp North America, Inc., Credit Suisse First Boston and Goldman Sachs Credit Partners L.P., as Co-Documentation Agents

*10.55

Employee Matters Agreement, dated as of April 9, 2003, by and between Hughes Electronics Corporation and The News Corporation Limited (incorporated by reference to Exhibit 99.5 to the June 5, 2003 Form S-4)

*10.56

Special Employee Items Agreement, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.4 to the June 5, 2003 Form S-4)

*10.57

Amended and Restated Agreement for the Allocation of United States Income Taxes, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.3 to the June 5, 2003 Form S-4)

†*10.58

DBS Distribution Agreement between Hughes Communications Galaxy, Inc. and National Rural Telecommunications Cooperative, dated April 10, 1992 (the “DBS Agreement”) (incorporated by reference to Exhibit 10.5 to the Form 10 of Hughes Electronics Corporation, filed August 13, 1999 (the “Form 10”))

*10.59	Addendum I to the DBS Agreement (incorporated by reference to Exhibit 10.6 to the Form 10)

*10.60	Amendment No. 1 to the DBS Agreement, dated May 11, 1992 (incorporated by reference to Exhibit 10.7 to the Form 10)

*10.61	Amendment No. 2 to the DBS Agreement, dated May 26, 1992 (incorporated by reference to Exhibit 10.8 to the Form 10)

*10.62	Amendment No. 3 to the DBS Agreement, Letter of Agreement, dated May 29, 1992 (incorporated by reference to Exhibit 10.9 to the Form 10)

Exhibit Number	Exhibit Name

*10.63	Amendment No. 4 to the DBS Agreement, dated December 1, 1992 (incorporated by Reference to Exhibit 10.10 to the Form 10)

*10.64	Amendment No. 5 to the DBS Agreement, dated December 11, 1992 (incorporated by Reference to Exhibit 10.11 to the Form 10)

*10.65	Amendment No. 6 to the DBS Agreement, dated December 23, 1992 (incorporated by Reference to Exhibit 10.12 to the Form 10)

*10.66	Amendment No. 7 to the DBS Agreement, Letter of Agreement, dated July 9, 1993 (incorporated by reference to Exhibit 10.13 to the Form 10)

*10.67	Amendment No. 8 to the DBS Agreement, Letter of Agreement, dated February 14, 1994 (incorporated by reference to Exhibit 10.14 to the Form 10)†

*10.68	Amendment No. 9 to the DBS Agreement, Letter of Agreement, dated June 22, 1994 (incorporated by reference to Exhibit 10.15 to the Form 10)

10.69	Office Sublease for Corporate Headquarters between Raytheon Company, f/k/a Hughes Aircraft Company, and DIRECTV, Inc. dated March 20, 1996 (incorporated by reference to Exhibit 10.17 of the Form S-4).

10.70

Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 5, 2003 (incorporated by reference to Exhibit 10.19 to Amendment No.1 to the Form S-4 of DIRECTV Holdings LLC filed on August 19, 2003 (the “Form S-4/A”)).

10.71

First Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-21 17 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 10, 2003 (incorporated by reference to Exhibit 10.20 to the Form S-4/A)

10.72

Second Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of September 18, 2003 (incorporated by reference to Exhibit 10.4 to the Form 10-Q of DIRECTV Holdings LLC for the quarter ended September 30, 2003).

10.73

Complete Restatement of Amended Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117, and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. effective as of August 5, 2003 (incorporated by reference to Exhibit 10.5 to the Form 10-Q of DIRECTV Holdings LLC for the quarter ended September 30, 2003).

*14

Hughes Electronics Corporation Code of Ethics and Business Conduct, adopted January 28, 2004 (incorporated herein by reference to Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

**21	Subsidiaries of the Registrant as of December 31, 2004

**23	Consent of Deloitte & Touche LLP

**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Name

**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	First Amended Plan of Reorganization of DIRECTV Latin America, LLC Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 99.2 to the March 2, 2004 8-K)

*99.2

Finding of Facts, Conclusions of Law and Order Confirming First Amended Plan of Reorganization of DIRECTV Latin America, LLC, Under Chapter 11 of the Bankruptcy Code Dated January 7, 2004: Docket No. 529 (incorporated herein by reference to Exhibit 99.1 to the March 2, 2004 8-K)

*	Incorporated by reference.
**	Filed herewith.
†	Confidential treatment received for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act.
††	Management contract or compensatory plan or arrangement.

A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.