Form 10-Q
period 2005-03-31
DIRECTV GROUP INC
filed 2005-05-05
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

        As of May 3, 2005, the registrant had 1,387,487,498 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$3,147.9	$2,493.2
Operating Costs and Expenses, exclusive of depreciation and amortization expenses shown separately below
Broadcast programming and other costs of sale	1,344.9	1,114.1
Subscriber service expenses	232.1	156.0
Subscriber acquisition costs:
Third party customer acquisitions	599.0	451.0
Direct customer acquisitions	162.2	152.7
Upgrade and retention costs	254.5	176.6
Broadcast operations expenses	62.2	45.3
General and administrative expenses	314.3	308.1
Asset impairment charges	20.9	—
Depreciation and amortization	212.0	185.6

Total Operating Costs and Expenses	3,202.1	2,589.4

Operating Loss	(54.2)	(96.2)
Interest income	22.1	5.7
Interest expense	(55.3)	(23.3)
Reorganization expense	—	45.2
Other, net	(1.7)	391.6

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	(89.1)	323.0
Income tax (expense) benefit	43.7	(147.1)
Minority interests in net (earnings) losses of subsidiaries	4.0	(0.7)

Income (loss) from continuing operations before cumulative effect of accounting change	(41.4)	175.2
Loss from discontinued operations, net of taxes	—	(503.5)

Loss before cumulative effect of accounting change	(41.4)	(328.3)
Cumulative effect of accounting change, net of taxes	—	(310.5)

Net Loss	$(41.4)	$(638.8)

Basic and Diluted Loss Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.03)	$0.12
Loss from discontinued operations, net of taxes	—	(0.36)
Cumulative effect of accounting change, net of taxes	—	(0.22)

Net Loss	$(0.03)	$(0.46)

Weighted average number of common shares outstanding (in millions)
Basic	1,386.0	1,384.0
Diluted	1,386.0	1,389.9

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004
	(Dollars in Millions, Except Per Share Amounts)
ASSETS
Current Assets
Cash and cash equivalents	$2,678.5	$2,307.4
Short-term investments	—	522.6
Accounts and notes receivable, net of allowances of $122.7 and $121.7	871.1	918.6
Inventories, net	266.9	124.4
Prepaid expenses and other	403.9	377.0
Assets of business held for sale	513.8	521.1

Total Current Assets	4,734.2	4,771.1
Satellites, net of accumulated depreciation of $440.3 and $419.1	1,663.6	1,560.4
Property, net of accumulated depreciation of $2,049.2 and $1,959.7	1,107.2	1,135.1
Goodwill	3,045.3	3,044.1
Intangible Assets, net	2,139.4	2,227.1
Investments and Other Assets	1,557.8	1,586.6

Total Assets	$14,247.5	$14,324.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,330.8	$1,290.9
Deferred revenues	236.0	261.5
Short-term borrowings and current portion of long-term debt	24.8	19.8
Accrued liabilities and other	903.5	881.7
Liabilities of business held for sale	198.0	240.6

Total Current Liabilities	2,693.1	2,694.5
Long-Term Debt	2,394.9	2,409.5
Other Liabilities and Deferred Credits	1,645.4	1,665.4
Commitments and Contingencies
Minority Interests	44.0	47.9
Stockholders' Equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 1,386,853,523 shares and 1,385,814,459 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	10,872.8	10,869.9
Retained earnings (deficit)	(3,379.5)	(3,338.1)

Subtotal Stockholders' Equity	7,493.3	7,531.8

Accumulated Other Comprehensive Loss
Minimum pension liability adjustment	(41.4)	(41.4)
Accumulated unrealized gains on securities and derivatives	22.6	22.0
Accumulated foreign currency translation adjustments	(4.4)	(5.3)

Total Accumulated Other Comprehensive Loss	(23.2)	(24.7)

Total Stockholders' Equity	7,470.1	7,507.1

Total Liabilities and Stockholders' Equity	$14,247.5	$14,324.4

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in Millions)
Cash Flows From Operating Activities
Income (loss) from continuing operations before cumulative effect of accounting change	$(41.4)	$175.2
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of accounting change to net cash provided by (used in) operating activities:
Depreciation and amortization	212.0	185.6
Asset impairment charges	20.9	—
Equity losses from unconsolidated affiliates	0.6	—
Net (gain) loss from sale of investments	1.6	(391.7)
Loss on disposal of assets	0.2	13.4
Stock-based compensation expense	10.9	7.1
Deferred income taxes and other	(47.8)	23.9
Change in other operating assets and liabilities:
Accounts and notes receivable	47.5	12.6
Inventories	(142.5)	(15.1)
Prepaid expenses and other	(39.9)	65.5
Accounts payable	39.0	(419.1)
Accrued liabilities	(1.3)	(53.2)
Other	(56.0)	(16.7)

Net Cash Provided by (Used in) Operating Activities	3.8	(412.5)

Cash Flows From Investing Activities
Purchase of short-term investments	(1,031.9)	(786.7)
Sale of short-term investments	1,557.8	918.5
Expenditures for property	(73.2)	(103.2)
Expenditures for satellites	(132.4)	(106.6)
Proceeds from sale of investments	79.2	257.8
Other	(0.6)	1.8

Net Cash Provided by Investing Activities	398.9	181.6

Cash Flows From Financing Activities
Net increase in short-term borrowings	1.2	6.3
Repayment of long-term debt	(10.8)	(12.7)
Debt issuance costs	—	(1.9)
Repayment of long-term obligations	(22.9)	—
Stock options exercised	0.9	5.1

Net Cash Used in Financing Activities	(31.6)	(3.2)

Net increase (decrease) in cash and cash equivalents	371.1	(234.1)
Cash and cash equivalents at beginning of the period	2,307.4	1,434.7

Cash and cash equivalents at end of the period	$2,678.5	$1,200.6

Supplemental Cash Flow Information
Interest paid	$82.9	$54.2
Income taxes paid	2.7	11.6

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        The DIRECTV Group, Inc., which is referred to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America.

        In December 2004, we announced an agreement to sell a 50% interest in a new entity that will own substantially all of the remaining net assets of our subsidiary Hughes Network Systems, Inc., or HNS. The sale of the 50% interest was completed on April 22, 2005. In 2004, we completed the sale of our approximately 80.4% interest in PanAmSat Corporation, or PanAmSat, and the sale of HNS' 55% ownership interest in Hughes Software Systems Limited, or HSS. Please refer to Note 3 for additional information regarding these divestitures. PanAmSat and HSS are considered discontinued operations for financial statement presentation purposes. Therefore, the revenues, operating costs and expenses, and other non-operating results for PanAmSat, which formerly comprised our Satellite Services segment, and HSS, which was a component of our Network Systems segment, have been excluded from our results from continuing operations and included in our Consolidated Statements of Operations in a single line item entitled "Loss from discontinued operations, net of taxes" for the three months ended March 31, 2004. HNS' operating results are included in continuing operations in our Consolidated Statements of Operations and substantially all of its remaining assets and liabilities are presented in the Consolidated Balance Sheets in line items entitled "Assets of business held for sale" and "Liabilities of business held for sale" as of March 31, 2005 and December 31, 2004.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, or SEC, on March 1, 2005 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        Beginning in the first quarter of 2005, we report our investment in auction rate securities as "Short-term investments" rather than our previous practice of reporting this investment as part of "Cash and cash equivalents" in our Consolidated Balance Sheets. As a result, we reclassified $522.6 million from "Cash and cash equivalents" to "Short-term investments" in our Consolidated Balance Sheets at December 31, 2004. Also, our cash flows from investing activities now include purchases and sales of auction rate securities. This reclassification has no impact on previously reported total current assets, total assets, working capital, or results of operations and does not affect previously reported cash flows from operating or financing activities.

Note 2: Accounting Change

Subscriber Acquisition, Upgrade and Retention Costs

        Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance of $503.9 million that was included in "Prepaid expenses and other" in the Consolidated Balance Sheets as a cumulative effect of accounting change. The amount of the cumulative effect was $310.5 million, net of taxes.

        Had the change in accounting for subscriber acquisition, upgrade and retention costs had been applied retroactively, our net loss would have been $328.3 million and our loss per common share would have been $0.24.

Note 3: Acquisitions, Divestitures and Other Transactions

Acquisitions

  Sky Transactions

        On October 8, 2004, we entered into a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International, Inc., or Liberty, which we refer to as the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DIRECTV Latin America, or DTVLA, by consolidating the direct-to-home, or DTH, platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. Also as part of the transactions, we intend to purchase the equity interests in the Sky Latin America platforms held by News Corporation and Liberty.

        In Brazil, DIRECTV Brasil and Sky Brasil have agreed to merge, with our DIRECTV Brasil customers migrating to the Sky Brasil platform. In addition, we have agreed to acquire the interests of News Corporation and Liberty in Sky Brasil. Upon completion of these transactions, we expect to acquire in excess of 70% of the equity of the merged platform. The transactions in Brazil are subject to local regulatory approval, which has been requested but not yet granted. We intend to consolidate the operations of Sky Brasil only upon receipt of approval from the appropriate regulatory bodies. If we do not obtain required regulatory approvals, we may consider selling or ceasing the operations of DIRECTV Brasil with the expectation that following such an alternative transaction, we would be able to obtain regulatory approval to purchase the interests of News Corporation and Liberty in Sky Brasil.

        In Mexico, DTVLA's local affiliate, DIRECTV Mexico, is in the process of closing its operations and has sold its subscriber list to Sky Mexico. In addition, we will acquire the interest of News Corporation and, jointly with Televisa, the interest of Liberty in Sky Mexico. We will receive up to a 15% equity interest in Sky Mexico as consideration for DIRECTV Mexico's subscriber list, which is expected to occur in early 2006. The amount of equity we expect to receive is impacted by the successful migration and retention of DIRECTV Mexico's subscribers to Sky Mexico and is subject to final verification. Upon consummation of these transactions, we anticipate having an equity interest of up to 43% in Sky Mexico, which we will account for under the equity method of accounting.

        In the rest of the region, or PanAmericana, we have acquired the interests of News Corporation and Liberty and have agreed to acquire the interests of Globo and Televisa in Sky Multi-Country Partners and certain related businesses, which own DTH platforms in Colombia and Chile. DTVLA intends to migrate the Sky Colombia and Sky Chile subscribers to the DTVLA platform in 2005.

However, the transaction in Colombia is subject to local regulatory approval, which has been requested but not yet granted.

        We expect to pay a total of approximately $580.0 million in cash to acquire the equity interests of News Corporation and Liberty, including $362.0 million for the interests in Sky Brasil and $315.0 million for the interests in Sky Mexico, offset by the assumption of approximately $91.9 million in net liabilities of Sky Multi-Country Partners and certain related entities. In the fourth quarter of 2004, we paid approximately $398.0 million of the total cash consideration, principally related to the prepayment of the Sky Brasil interests. The remainder is subject to adjustment and will be paid at the completion of the transactions. The prepayments we made related specifically to our acquisition of the Sky Brasil interests must be refunded by News Corporation and Liberty should the transactions be terminated due to the inability to obtain local regulatory approval. We have agreed to guarantee all of Sky Brasil's approximately $210.0 million of outstanding bank debt as well as all of their long-term transponder obligations upon receipt of local regulatory approval. Upon successful completion of the transaction with Sky Mexico, we have agreed to guarantee our attributable share of approximately $88.0 million of bank debt as well as our attributable share of their long-term transponder obligations in proportion to our ownership percentage. We began consolidating the Sky Multi-Country Partners and certain related entities on October 8, 2004 when we obtained control of these entities and have recorded approximately $13.6 million of goodwill based on our preliminary allocation of purchase price, which is subject to adjustment. We have recorded the prepaid amounts and the present value of News Corporation's future reimbursement related to our assumption of certain liabilities of Sky Multi-Country Partners and certain related entities in "Investments and Other Assets" in our Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.

        Darlene Investments LLC, or Darlene, has filed suit alleging fraud, self-dealing and violation of fiduciary, contractual and other duties against us and certain of our subsidiaries (including DIRECTV Latin America, LLC, or DLA LLC), News Corporation and others seeking, among other things, injunctive relief to preclude the consummation of the Sky Transactions. See Note 8 for more information.

  NRTC Contract Rights

        On June 2, 2004, DIRECTV U.S. announced an agreement with the National Rural Telecommunications Cooperative, or NRTC, effective June 1, 2004, to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As a result of this agreement, DIRECTV U.S. now has the right to sell its services in all territories across the United States. In conjunction with the agreement, DIRECTV U.S. recorded $334.1 million as distribution rights in "Intangible Assets, net" in the Consolidated Balance Sheets. DIRECTV U.S. is amortizing the distribution rights intangible asset to expense over seven years, which represents the remaining life of the DIRECTV service distribution agreement.

  NRTC Member Subscribers

        In connection with the NRTC transaction described above, during the second and third quarters of 2004, all NRTC members, representing approximately 357,000 subscribers, excluding Pegasus Satellite Television, Inc., or Pegasus, elected to sell their subscribers to DIRECTV U.S. As a result, DIRECTV U.S. recorded a subscriber related intangible asset in "Intangible Assets, net" in the Consolidated Balance Sheets amounting to $385.5 million, which is being amortized over the estimated subscriber lives of approximately six years. DIRECTV U.S. is paying certain NRTC members who elected a long-term payment option over seven years.

        As a result of the NRTC contract rights and member subscriber transactions, at March 31, 2005, DIRECTV U.S. owes the NRTC and its members who elected the long-term payment option $472.3 million, excluding interest, which is payable approximately as follows: $47.8 million for the remainder of 2005, $67.1 million in 2006, $71.2 million in 2007, $75.5 million in 2008, $80.2 million in 2009 and $130.5 million thereafter.

  Pegasus Subscribers

        On August 27, 2004, DIRECTV U.S. acquired the subscribers and certain assets, consisting primarily of subscriber accounts receivable, of Pegasus for a total purchase price of $987.9 million. The total cash consideration DIRECTV U.S. paid to Pegasus amounted to $773.0 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services, and a May 2004 $63 million judgment in favor of DIRECTV U.S. As a result of the transaction, DIRECTV U.S. recorded a subscriber related intangible asset in "Intangible Assets, net" in the Consolidated Balance Sheets amounting to $951.3 million, which is being amortized over the estimated subscriber lives of approximately five years.

  72.5 WL Orbital License

        As part of an arrangement with Telesat Canada, or Telesat, a Canadian telecommunications and broadcast services company, DIRECTV U.S. agreed to provide Telesat the use of the DIRECTV 3 satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV U.S. the use of its 72.5 degrees west longitude, or WL, orbital location through 2008. As additional consideration for DIRCTV U.S.' use of 72.5 WL, DIRECTV U.S. also agreed to allow Telesat to use DIRECTV 5 or a similar satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the FCC in the third quarter of 2004, DIRECTV U.S. transferred DIRECTV 3 to Telesat and relocated DIRECTV 5, which was also an in-orbit spare, to 72.5 WL to provide additional local channels and other programming in the United States. DIRECTV U.S. recorded these transactions as an exchange of similar productive assets based on the net book values of the assets exchanged. As a result during the third quarter of 2004, we recorded a $162.6 million 72.5 WL orbital license intangible asset, which is equal to the $71.5 million net book value of the DIRECTV 3 satellite transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the transferred satellite over the five year lease period. We are amortizing the 72.5 WL orbital license intangible asset over the four year contract period and will recognize the deferred lease revenues as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

Divestitures

  Hughes Network Systems

        On December 6, 2004, we announced an agreement to sell a 50% interest in a new entity that will own substantially all of the remaining net assets of HNS, including the assets of the SPACEWAY business, to SkyTerra Communications, Inc., or SkyTerra, an affiliate of Apollo Management. The assets of the SPACEWAY business exclude rights to the first two satellites designed for the SPACEWAY program, SPACEWAY 1 and SPACEWAY 2, which will be used to support DIRECTV U.S.' DTH satellite broadcasting business. The SPACEWAY assets include the rights related to the third SPACEWAY satellite that is currently under construction, as well as rights to a contemplated fourth SPACEWAY satellite and certain ground equipment and related intellectual property. On April 22, 2005, upon receipt of regulatory approval and completion of the required financing transactions, we completed the contribution of the HNS net assets to Hughes Network Systems LLC, or HNS LLC, and the sale of the 50% interest in HNS LLC to SkyTerra. As a result, we received total proceeds of $257.4 million, including cash of $246.0 million, which is net of closing adjustments, and the fair value of the 300,000 shares of SkyTerra common stock received of $11.4 million. The proceeds remain subject to adjustment based on a working capital calculation required by the agreement. Under certain circumstances, we may be required to contribute a portion of the cash proceeds back to HNS LLC, which could also result in an additional impairment charge that is not reasonably determinable at this time.

        We recorded a pre-tax charge of $20.9 million to "Asset impairment charges" in the Consolidated Statements of Operations in the first quarter of 2005, which includes a charge for leased facilities that were vacated during the quarter. Including the $20.9 million charge in the first quarter of 2005 and the $190.6 million charge we recorded upon announcement of this transaction in the fourth quarter of 2004, the total impairment charge related to this transaction was $211.5 million. After April 22, 2005, we will no longer consolidate HNS and will account for our investment in HNS LLC under the equity method of accounting.

        Also, as a result of these transactions, in the remainder of 2005, we will incur additional pension and severance related charges of up to $30 million as discussed further in Note 10.

        The carrying amounts of major classes of HNS' assets and liabilities that have been included in "Assets of business held for sale" and "Liabilities of business held for sale" in the Consolidated Balance Sheets as of the periods presented were as follows:

	March 31, 2005	December 31, 2004
	(Dollars in Millions)
Total current assets	$286.8	$314.3
Total assets	513.8	521.1
Total current liabilities	158.5	204.9
Total liabilities	198.0	240.6

        HNS' operating results are included in continuing operations in the Consolidated Statements of Operations. The following table sets forth our pro forma revenues and operating loss excluding the HNS operations that were contributed as part of the SkyTerra transaction and HNS' set-top receiver manufacturing operations that were sold in June 2004, as discussed in more detail below:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Millions)
Revenues	$2,984.4	$2,242.8
Operating loss	(1.4)	(79.9)

  PanAmSat

        On April 20, 2004, we and PanAmSat announced the signing of a definitive agreement that provided for the sale of our approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P. We recorded the expected loss on this transaction of $478.6 million, net of a tax benefit of $291.0 million, in the quarter ended March 31, 2004, as a charge to "Loss from discontinued operations, net of taxes" in the Consolidated Statements of Operations. On August 20, 2004, we completed the sale and received approximately $2.64 billion in cash.

        The operating results of PanAmSat, which we include in discontinued operations, were as follows:

Three Months Ended March 31, 2004
(Dollars in Millions)
Revenues	$205.4

Loss before income taxes	$(60.0)
Income tax benefit	28.1
Minority interests and other	4.4

Net loss from discontinued operations, net of taxes	$(27.5)

  Hughes Software Systems

        On June 8, 2004, we entered into an agreement to sell HNS' 55% ownership interest in HSS for $226.5 million in cash. We received the $226.5 million of cash proceeds in June 2004 and recognized an after-tax gain of approximately $90.7 million in the third quarter of 2004 upon completion of all substantive requirements and transfer of control.

        The operating results of HSS, which we include in discontinued operations, were as follows:

Three Months Ended March 31, 2004
(Dollars in Millions)
Revenues	$17.6

Income before income taxes	$5.2
Income tax expense	(0.6)
Minority interests and other	(2.0)

Net income from discontinued operations, net of taxes	$2.6

        "Loss from discontinued operations, net of taxes," as reported in the Consolidated Statements of Operations, is comprised of the following:

Three Months Ended March 31, 2004
(Dollars in Millions, Except Per Share Amounts)
Loss from discontinued operations, net of taxes	$(24.9)
Loss on sale of discontinued operations, net of taxes	(478.6)

Loss from discontinued operations, net of taxes	$(503.5)

Basic and Diluted Loss Per Common Share
Loss from discontinued operations, net of taxes	$(0.01)
Loss on sale of discontinued operations, net of taxes	(0.35)

Loss from discontinued operations, net of taxes	$(0.36)

  Set-Top Receiver Manufacturing Operations

        As part of our sale of HNS' set-top receiver manufacturing operations to Thomson for $250 million in cash in June 2004, DIRECTV U.S. entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of the HNS assets sold of approximately $200 million have been deferred and will be recognized over the term of the Agreement, as described below. As part of the Agreement, DIRECTV U.S. can earn a $50 million rebate from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers equal at least $4 billion over the initial five year contract term plus an optional one year extension period, or the Contract Term. DIRECTV U.S. can also earn, on a pro rata basis, an additional $100 million rebate from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. The $200 million of deferred proceeds have been recorded in "Accrued liabilities and other" and "Other Liabilities and Deferred Credits" in the Consolidated Balance Sheets and is recognized as an offset to "Subscriber acquisition costs" and/or "Upgrade and retention costs" in the Consolidated Statements of Operations, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the initial $50 million rebate during the contract period. DIRECTV U.S. records a proportionate amount of the $50 million rebate as a credit to "Subscriber acquisition costs" and/or "Upgrade and retention costs" in the Consolidated Statements of Operations upon set-top receiver activation over the initial contract period with a corresponding entry to "Accounts and notes receivable, net" in the Consolidated Balance Sheets. As a result, during the first quarter of 2005, DIRECTV U.S. recognized $12.3 million of the $200 million deferral and the $50 million rebate in the Consolidated Statements of Operations.

        As we expect to have significant continuing cash flows associated with the set-top receiver manufacturing operations resulting from the Agreement, the financial results of the set-top receiver manufacturing operations prior to June 2004 are reported in continuing operations, and not as a discontinued operation.

        The operating results of the set-top receiver manufacturing operations were as follows:

Three Months Ended March 31, 2004
(Dollars in Millions)
Revenues	$134.9

Income before income taxes	$8.1
Income tax expense	(3.2)

Net income	$4.9

Note 4: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by reporting unit for the three months ended March 31, 2005 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of January 1, 2005	$3,031.7	$12.4	$3,044.1
Additions	—	1.2	1.2

Balance as of March 31, 2005	$3,031.7	$13.6	$3,045.3

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		March 31, 2005			December 31, 2004
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
DIRECTV U.S.
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital License	4	162.6	24.9	137.7	162.6	15.1	147.5
Subscriber Related	5-6	1,336.8	157.5	1,179.3	1,336.8	93.9	1,242.9
Dealer Network	12	130.0	46.2	83.8	130.0	43.8	86.2
Distribution Rights	7	334.1	39.4	294.7	334.1	27.5	306.6
Corporate and Other
Intangible Pension Asset	—	11.5	—	11.5	11.5	—	11.5

Total Intangible Assets		$2,438.0	$298.6	$2,139.4	$2,438.0	$210.9	$2,227.1

        Amortization expense for intangible assets was $87.7 million and $18.5 million for each of the three month periods ended March 31, 2005 and 2004, respectively.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $262.8 million in the remainder of 2005; $350.5 million in 2006; $350.5 million in 2007; $340.8 million in 2008; $247.8 million in 2009; and $143.1 million thereafter.

Note 5: Investments

        During the first quarter of 2005, we sold approximately 71% of our investment in redeemable preference shares of Tata Teleservices Limited, or TTSL, for $79.2 million in cash. As a result, we recognized a net pre-tax loss of $1.6 million in "Other, net" in the Consolidated Statements of Operations in the first quarter of 2005.

        On January 28, 2004, we sold 10,000,000 shares of XM Satellite Radio Holdings, Inc., or XM Satellite Radio, common stock for $254.4 million. On March 25, 2004, we sold our remaining 9,014,843 shares of XM Satellite Radio common stock for $223.1 million. As a result of these transactions, we recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in "Other, net" in the Consolidated Statements of Operations. The $223.1 million of proceeds from the March 25, 2004 sale was not received until April 1, 2004 and was therefore included in "Prepaid expenses and other" in the Consolidated Balance Sheets.

Note 6: Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at March 31, 2005	March 31, 2005	December 31, 2004
		(Dollars in Millions)
Short-term borrowings	4.00%-7.57%	$13.3	$8.4
Current portion of long-term debt	4.56%-11.50%	11.5	11.4

Total short-term borrowings and current portion of long-term debt		$24.8	$19.8

Long-Term Debt

	Interest Rates at March 31, 2005	March 31, 2005	December 31, 2004
		(Dollars in Millions)
Notes payable	8.375%	$1,400.0	$1,400.0
Credit facility	4.56%	1,001.6	1,011.8
Other debt	4.92%-11.94%	4.8	9.1

Total debt		2,406.4	2,420.9
Less current portion		11.5	11.4

Total long-term debt		$2,394.9	$2,409.5

        Notes Payable.    DIRECTV U.S.' $1,400.0 million in registered senior notes are due in 2013 and bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually. The senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV U.S.' domestic subsidiaries (other than DIRECTV Financing Co., Inc.).

        The fair value of DIRECTV U.S.' senior notes was approximately $1,514.3 million at March 31, 2005 and $1,569.8 million at December 31, 2004 based on quoted market prices on those dates.

        Credit Facility.    At March 31, 2005, $1,001.6 million was outstanding under DIRECTV U.S.' senior secured credit facility. Borrowings under this facility bore interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.75%.

        Financing Transactions.    In April 2005, DIRECTV U.S. entered into a new senior secured credit facility. The new senior secured credit facility is comprised of a $500.0 million six-year Term Loan A, a $1,500.0 million eight-year Term Loan B, both of which are fully funded, and a $500.0 million undrawn six-year revolving credit facility. DIRECTV U.S. used the $2,000.0 million proceeds from the transaction to repay its senior secured credit facility outstanding at March 31, 2005 and related financing costs. The excess proceeds will be used for future working capital and other requirements.

        The terms of the new senior secured credit facility resulted in a lower interest rate and contain certain financial and other covenants that are less restrictive than the senior secured credit facility that DIRECTV U.S. repaid. The new senior secured credit facility bears interest at a rate equal to LIBOR plus 1.50% and requires DIRECTV U.S. to pay a commitment fee of 0.25% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The new senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and is fully and unconditionally guaranteed, jointly and severally, by all of DIRECTV U.S.' material domestic subsidiaries.

        DIRECTV U.S. announced that on May 19, 2005 it intends to redeem $490.0 million of its senior notes at a redemption price of 108.375% plus accrued and unpaid interest, for a total of approximately $538 million.

        The repayment of DIRECTV U.S.' senior secured credit facility outstanding at March 31, 2005 and the partial redemption of the senior notes will result in a second quarter of 2005 pre-tax charge of approximately $56 million associated with the write-off of a portion of DIRECTV U.S.' deferred debt issuance costs and the premium paid for the redemption of its senior notes.

        After giving effect to the planned partial redemption of DIRECTV U.S.' senior notes in the second quarter of 2005 and the new senior secured credit facility, our short-term borrowings, notes payable, credit facility and other borrowings mature as follows: $512.1 million in the remainder of 2005; $16.9 million in 2006; $15.0 million in 2007; $54.1 million in 2008; $102.5 million in 2009; and $2,717.5 million thereafter. These amounts do not reflect potential prepayments that may be required under DIRECTV U.S.' new senior secured credit facility, which could result from a computation of excess cash flows that DIRECTV U.S. is required to make at each year end under the credit agreement.

        Covenants and Restrictions.    The new senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the new senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indenture. Should DIRECTV U.S. fail to comply with its covenants, all or a portion of DIRECTV U.S.' borrowings under the senior notes and new senior secured credit facility could become immediately payable and the revolving credit facility could be terminated. DIRECTV U.S. is in compliance with all covenants under its new senior secured credit facility and senior notes.

        As of March 31, 2005, restricted cash of $23.4 million was included as part of "Prepaid expenses and other" and the $9.3 million was included in "Investments and Other Assets" in the Consolidated Balance Sheets. These deposits secure certain of our letters of credit and obligations and our majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries' obligations are satisfied or terminated.

Note 7: Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2005	2004	2005	2004
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the period	$8.3	$7.0	$0.1	$0.1
Interest accrued on benefits earned in prior periods	13.1	8.7	0.3	0.3
Expected return on assets	(11.9)	(7.6)	—	—
Amortization components
Amount resulting from changes in plan provisions	0.8	2.1	—	—
Net amount resulting from changes in plan experience and actuarial assumptions	2.2	0.6	—	—

Subtotal	12.5	10.8	0.4	0.4
Other costs
Settlement costs	5.5	14.8	—	—
Contractual termination benefit costs	—	9.4	—	—

Net periodic benefit cost	$18.0	$35.0	$0.4	$0.4

        The settlement costs recognized during the first quarter of 2005 are attributable to benefits paid to participants of the contributory plan who recently retired. The settlement costs and contractual termination benefit costs recognized during the first quarter of 2004 are attributable to benefits provided to participants of the contributory plan who were terminated as part of headcount reductions following the completion of the News Corporation transactions. See Note 10 for additional information.

Employer Contributions

        We previously disclosed in our consolidated financial statements for the year ended December 31, 2004 that we expected to contribute approximately $14.5 million and $34.8 million to our qualified and nonqualified pension plans, respectively, in 2005. During the three months ended March 31, 2005, we contributed $10.7 million to our nonqualified pension plan. At a minimum, we expect to contribute approximately $14.5 million and $24.1 million to our qualified and nonqualified pension plans, respectively, in the remainder of 2005.

Note 8: Commitments and Contingencies

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2005. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        On October 18, 2004, Darlene filed suit in the circuit court for Miami-Dade County, Florida, against us and certain of our subsidiaries (including DLA LLC), News Corporation, and others, or collectively the Defendants. We and certain of the other defendants have removed this matter to the U.S. District Court for the Southern District of Florida. Darlene has contested this removal. The suit alleges fraud and violation of fiduciary, contractual and other duties owed Darlene and to DLA LLC by one or more of the Defendants. Darlene owns approximately 14.1% of DLA LLC and we own the remaining interest.

        Among other things, Darlene alleges that one or more of the Defendants engaged in self-dealing for several years, and the Sky Transactions were negotiated in a manner and yielded a result that was unfair to DLA LLC and its members. Darlene further alleges that we entered into an oral put agreement that would have required DLA LLC to acquire Darlene's interest in DLA LLC based on a specific pricing formula and that Darlene was fraudulently induced to release its rights under that put and other rights. Darlene seeks injunctive relief to preclude DLA LLC from consummating the Sky Transactions, $1 billion in damages and other relief. As part of the Sky Transactions, we have agreed to indemnify News Corporation against certain claims, including claims by Darlene against News Corporation. We believe Darlene's claims are without merit and intend to vigorously defend against these claims.

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

        As part of the sale of our interest in PanAmSat, we agreed to indemnify PanAmSat for certain taxes related to periods ending on or prior to the day of the closing in amounts equal to 80% of the first $75.0 million of such taxes and 100% of any such taxes in excess of the first $75.0 million. PanAmSat has outstanding tax claims relating to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. These claims would be subject to the indemnification provided by us. The Indian government has assessed approximately $7.3 million against one of the PanAmSat subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For the Indian tax years ended March 31, 1996 through 2001, the Indian government has assessed approximately $36.0 million in the aggregate against PanAmSat, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). PanAmSat is contesting the imposition of such taxes. If unsuccessful in its contest, PanAmSat could be subject to comparable claims for subsequent years, which would include additional years covered by the indemnification agreement.

        While the outcome of these and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material effect on our consolidated results of operations or financial position.

Satellites

        We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2005, the net book value of uninsured satellites amounted to $364.7 million.

Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $40.3 million which were undrawn at March 31, 2005.

        At March 31, 2005, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $642.4 million, payable as follows: $69.0 million in the remainder of 2005, $86.3 million in 2006, $84.9 million in 2007, $79.0 million in 2008, $66.1 million in 2009 and $257.1 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expense under operating leases, net of sublease income, was $16.6 million and $14.0 million for the three months ended March 31, 2005 and 2004, respectively.

        We have minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, telemetry, tracking and control services, or TT&C, services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. As of March 31, 2005, minimum payments over the terms of applicable contracts are anticipated to be approximately $6,239.3 million, payable as follows: $976.4 million in the remainder of 2005, $970.6 million in 2006, $1,030.4 million in 2007, $1,017.1 million in 2008, $886.5 million in 2009 and $1,358.3 million thereafter. Due to the uncertainty of the timing of payments, we exclude from the minimum payments above DIRECTV U.S.' remaining commitment to purchase in excess of $200.0 million of set-top receivers from Thomson by June 2007.

Note 9: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell, system access cards, rights to distribute broadcast programming, television advertising, broadcast engineering and production services, subscription services, equipment, inventory and other telecommunication services. As of March 31, 2005, we had the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products and support services; sale of advertising space; and sublease of facilities.

        News Corporation and its affiliates are considered related parties because we are approximately 34% owned by Fox Entertainment Group, Inc., a wholly-owned subsidiary of News Corporation.

        The following table summarizes sales and purchase transactions with related parties:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Millions)
Sales	$6.1	$1.6
Purchases	154.6	77.9

        The following table sets forth the amount of assets and liabilities resulting from transactions with related parties for the periods presented:

	March 31, 2005	December 31, 2004
	(Dollars in Millions)
Accounts receivable	$6.9	$4.6
Accounts payable	95.2	101.3

        The accounts receivable and accounts payable balances as of March 31, 2005 and December 31, 2004 are primarily related to affiliates of News Corporation.

        In addition to the items described above, we have agreed to purchase News Corporation's interests in the Sky Latin America businesses for cash payments totaling $500.5 million, of which we paid $342.5 million during the fourth quarter of 2004. During the three months ended March 31, 2005, we have also recorded stock-based compensation costs associated with former employees of News Corporation who became our employees and retained their News Corporation stock options.

        NDS Limited, or NDS, a subsidiary of News Corporation, is the exclusive provider of conditional access products and services to DIRECTV U.S. and DIRECTV Latin America, including system access cards, a key component of the access security system in our set-top receivers.

Note 10: Severance, Retention and Pension Benefit Costs

        During the first quarter of 2004, we announced the reduction of corporate office headcount by over half as a result of our plan to consolidate corporate and DIRECTV U.S. support functions. There were also additional headcount reductions at DIRECTV U.S. and at DTVLA. As a result of the completion of the News Corporation transactions on December 22, 2003, certain of our employees earned retention benefits during the twelve month period subsequent to the completion of the transactions. We recognized $53.5 million in charges during the first quarter of 2004 in "General and administrative expenses" in the Consolidated Statements of Operations, which is comprised of $11.6 million for retention benefits, $17.7 million for severance and $24.2 million of costs under our pension benefit plans.

        During the first quarter of 2005, we recognized approximately $21.5 million in severance and related pension charges in "General and administrative expenses" in the Consolidated Statements of Operations, including $16 million for severance and $5.5 million of settlement charges under our defined benefit pension plans. As a result of the SkyTerra transaction, which closed on April 22, 2005, we will incur up to $30 million of additional severance, pension settlement and termination benefit charges during the remainder of 2005.

Note 11: DLA LLC Reorganization

        On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, or Bankruptcy Court. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC's Plan of Reorganization, or the Reorganization Plan, which became effective on February 24, 2004.

        Also, effective February 24, 2004, we made a contribution of certain claims, loans, equity and other interests in local operating companies, or LOCs, selling the DIRECTV service in Latin America, and converted certain debt into equity, which increased our equity interest in the restructured DLA LLC from 74.7% to approximately 85.9%. Darlene, which also contributed its equity and other interests in various LOCs, holds the remaining approximately 14.1% equity interest in the restructured DLA LLC. The restructuring in bankruptcy and the contributions by us and Darlene provided DLA LLC with direct control of the most significant LOCs and assets. The net result of these transactions was an increase in minority interests of $47.3 million.

        Reorganization income reported in our Consolidated Statements of Operations was $45.2 million for the three months ended March 31, 2004, which includes a $63.4 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the reorganization. Cash payments of $199.7 million were made during the quarter ended March 31, 2004, including payments made to Grupo Clarín S.A., or Clarin, and Raven Media, an affiliate of Clarin, to settle claims made by each during the bankruptcy proceedings.

        The DLA LLC Second Amended and Restated Limited Liability Company Agreement, or the DLA LLC Agreement, as amended in February 2004, provides Darlene the right, under certain circumstances, to require us to purchase all of Darlene's equity interests in DLA LLC for $200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that we have the right, under certain circumstances, to require Darlene to sell all of its equity interests in DLA LLC to us for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if certain conditions are satisfied, including a combination of the business or operations of DLA LLC with substantially all of the DTH satellite business or operations of Sky Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement, or a Sky Deal. We do not believe the conditions necessary to trigger these events have been satisfied. In addition, under the terms of the DLA LLC Agreement, from February 24, 2005 through February 24, 2010, either we or Darlene may provide notice to the other that the notifying party wishes to attempt a sale of DLA LLC or an initial public offering of the equity of DLA LLC. The delivery of such notices starts a process which, among other things, may trigger certain call rights by the non-notifying party. If such a notice were delivered by Darlene within the period provided, and independent third party appraisal of DLA LLC indicated a valuation in excess of approximately $1.6 billion, then we could be obligated to cooperate with attempts by Darlene to sell all of DLA LLC, conduct an initial public offering of the equity of DLA LLC or exercise our call rights, which would cost approximately $400 million. These rights are subject to many conditions and requirements, which are described in more detail in the DLA LLC Agreement. In a lawsuit filed in October 2004 by Darlene against us and others, Darlene asserts, among other claims, that it was fraudulently induced to enter into the DLA LLC Agreement and that the Sky Deal is prohibited by the DLA LLC Agreement. For further information, see Note 8.

Note 12: Earnings (Loss) Per Common Share

        We compute Basic Earnings (Loss) Per Common Share, or EPS, by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which we exclude from the computation in loss periods as their effect would be antidilutive. Our existing common equivalent shares consist entirely of common stock options and restricted stock units issued to employees. For the three months ended March 31, 2005, 88.6 million shares of common stock options and 8.8 million restricted stock units were excluded from the calculation of diluted EPS because they were antidilutive. For the three months ended March 31, 2004, 62.3 million shares of common stock options were excluded from the calculation of diluted EPS because they were antidilutive.

        The following table sets forth comparative information regarding common shares outstanding based on the number of our common shares outstanding during the periods presented:

	Three Months Ended March 31,
	2005	2004
	(Shares in Millions)
Common shares outstanding at January 1	1,385.8	1,383.6
Increase for stock options exercised and other	1.1	0.5

Common shares outstanding at March 31	1,386.9	1,384.1

Weighted average number of common shares outstanding	1,386.0	1,384.0

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income (Loss)	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended March 31, 2005:
Basic EPS
Net loss	$(41.4)	1,386.0	$(0.03)
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	—	—

Diluted EPS
Adjusted net loss	$(41.4)	1,386.0	$(0.03)

Three Months Ended March 31, 2004:
Basic EPS
Income from continuing operations before cumulative effect of accounting change	$175.2	1,384.0	$0.12
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5.9	—

Diluted EPS
Adjusted income from continuing operations before cumulative effect of accounting change	$175.2	1,389.9	$0.12

Note 13: Comprehensive Income (Loss)

        Total comprehensive loss was as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Millions)
Net loss	$(41.4)	$(638.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	0.9	3.9
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains (losses)	(0.4)	5.8
Less: reclassification adjustment for net (gains) losses recognized during the period	1.0	(240.3)

Other comprehensive income (loss)	1.5	(230.6)

Total comprehensive loss	$(39.9)	$(869.4)

Note 14. Segment Reporting

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

        Beginning in the third quarter of 2004, we disaggregated the Direct-To-Home Broadcast segment, which included the DIRECTV U.S. and DIRECTV Latin America businesses. We now report the DIRECTV U.S. and DIRECTV Latin America businesses as separate segments as provided by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We reclassified prior period segment information to conform to the current period presentation.

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
March 31, 2005
External Revenues	$2,797.8	$183.9	$166.2		$3,147.9
Intersegment Revenues	3.0	—	—	$(3.0)	—

Revenues	$2,800.8	$183.9	$166.2	$(3.0)	$3,147.9

Operating Profit (Loss)	$38.4	$(13.5)	$(52.8)	$(26.3)	$(54.2)
Add: Depreciation and amortization	177.2	36.1	—	(1.3)	212.0

Operating Profit (Loss) Before Depreciation and Amortization(1)	$215.6	$22.6	$(52.8)	$(27.6)	$157.8

March 31, 2004
External Revenues	$2,068.9	$162.4	$261.9		$2,493.2
Intersegment Revenues	11.9	—	54.8	$(66.7)	—

Revenues	$2,080.8	$162.4	$316.7	$(66.7)	$2,493.2

Operating Profit (Loss)	$21.4	$(31.3)	$(14.2)	$(72.1)	$(96.2)
Add: Depreciation and amortization	123.8	46.9	17.7	(2.8)	185.6

Operating Profit (Loss) Before Depreciation and Amortization(1)	$145.2	$15.6	$3.5	$(74.9)	$89.4

(1)
Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption "Depreciation and amortization" to "Operating Profit (Loss)." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of Directors use Operating Profit (Loss) Before Depreciation and Amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net loss on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Millions)
Operating profit before depreciation and amortization	$157.8	$89.4
Depreciation and amortization	212.0	185.6

Operating loss	(54.2)	(96.2)
Interest income	22.1	5.7
Interest expense	(55.3)	(23.3)
Reorganization income	—	45.2
Other, net	(1.7)	391.6

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change	(89.1)	323.0
Income tax (expense) benefit	43.7	(147.1)
Minority interests in net (earnings) losses of subsidiaries	4.0	(0.7)

Income (loss) from continuing operations before cumulative effect of accounting change	(41.4)	175.2
Loss from discontinued operations, net of taxes	—	(503.5)

Loss before cumulative effect of accounting change	(41.4)	(328.3)
Cumulative effect of accounting change, net of taxes	—	(310.5)

Net loss	$(41.4)	$(638.8)

* * *

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$3,147.9	$2,493.2
Operating Costs and Expenses, exclusive of depreciation and amortization expenses shown separately below
Broadcast programming and other costs of sale	1,344.9	1,114.1
Subscriber service expenses	232.1	156.0
Subscriber acquisition costs:
Third party customer acquisitions	599.0	451.0
Direct customer acquisitions	162.2	152.7
Upgrade and retention costs	254.5	176.6
Broadcast operations expenses	62.2	45.3
General and administrative expenses	314.3	308.1
Asset impairment charges	20.9	—
Depreciation and amortization	212.0	185.6

Total Operating Costs and Expenses	3,202.1	2,589.4

Operating Loss	(54.2)	(96.2)
Other income (expense)	(34.9)	419.2
Income tax (expense) benefit	43.7	(147.1)
Minority interests in net (earnings) losses of subsidiaries	4.0	(0.7)

Income (loss) from continuing operations before cumulative effect of accounting change	(41.4)	175.2
Loss from discontinued operations, net of taxes	—	(503.5)

Loss before cumulative effect of accounting change	(41.4)	(328.3)
Cumulative effect of accounting change, net of taxes	—	(310.5)

Net Loss	$(41.4)	$(638.8)

Basic and Diluted Loss Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.03)	$0.12
Loss from discontinued operations, net of taxes	—	(0.36)
Cumulative effect of accounting change, net of taxes	—	(0.22)

Net Loss	$(0.03)	$(0.46)

Weighted average number of common shares outstanding (in millions)
Basic	1,386.0	1,384.0
Diluted	1,386.0	1,389.9
	March 31, 2005	December 31, 2004
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,678.5	$2,307.4
Total current assets	4,734.2	4,771.1
Total assets	14,247.5	14,324.4
Total current liabilities	2,693.1	2,694.5
Long-term debt	2,394.9	2,409.5
Minority interests	44.0	47.9
Total stockholders' equity	7,470.1	7,507.1

Reference should be made to the Notes to the Consolidated Financial Statements.

SUMMARY DATA—(continued)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in Millions)
Other Data:
Operating Loss	$(54.2)	$(96.2)
Add: Depreciation and amortization expense	212.0	185.6

Operating Profit Before Depreciation and Amortization(1)	$157.8	$89.4

Operating Profit Before Depreciation and Amortization Margin(1)	5.0%	3.6%
Capital expenditures	$205.6	$209.8
Cash flows from operating activities	3.8	(412.5)
Cash flows from investing activities	398.9	181.6
Cash flows from financing activities	(31.6)	(3.2)

(1)
Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating Profit (Loss)." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use Operating Profit (Loss) Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

SUMMARY DATA—(concluded)
(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
March 31, 2005
Revenues	$2,800.8	$183.9	$166.2	$(3.0)	$3,147.9
% of Total Revenue	89.0%	5.8%	5.3%	(0.1)%	100.0%
Operating Profit (Loss)	$38.4	$(13.5)	$(52.8)	$(26.3)	$(54.2)
Add: Depreciation and amortization	177.2	36.1	—	(1.3)	212.0

Operating Profit (Loss) Before Depreciation and Amortization	$215.6	$22.6	$(52.8)	$(27.6)	$157.8

Operating Profit Before Depreciation and Amortization Margin	7.7%	12.3%	N/A	N/A	5.0%
Capital Expenditures	$146.2	$17.0	$14.2	$28.2	$205.6
March 31, 2004
Revenues	$2,080.8	$162.4	$316.7	$(66.7)	$2,493.2
% of Total Revenue	83.5%	6.5%	12.7%	(2.7)%	100.0%
Operating Profit (Loss)	$21.4	$(31.3)	$(14.2)	$(72.1)	$(96.2)
Add: Depreciation and amortization	123.8	46.9	17.7	(2.8)	185.6

Operating Profit (Loss) Before Depreciation and Amortization	$145.2	$15.6	$3.5	$(74.9)	$89.4

Operating Profit Before Depreciation and Amortization Margin	7.0%	9.6%	1.1%	N/A	3.6%
Capital Expenditures	$123.5	$18.9	$38.6	$28.8	$209.8

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 1, 2005 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, among others, the following:

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

  •
  regulatory carriage requirements may negatively affect DIRECTV U.S.' ability to deliver local broadcast stations, as well as other aspects of its business;

  •
  loss of FCC licenses and other regulatory approvals critical to our business could materially adversely affect us;

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

  •
  our international operations are subject to various additional risks associated with doing business internationally;

  •
  weaknesses in the United States and world economy may harm our business;

  •
  future acquisitions, strategic partnerships and divestitures may involve additional uncertainties;

  •
  we are party to various lawsuits, which are subject to uncertainties and for which the outcome cannot be predicted with assurance; and

  •
  we may face other risks described from time to time in periodic reports filed by us with the SEC.

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

  •
  DIRECTV U.S.  DIRECTV U.S. is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2005, DIRECTV U.S. had approximately 14.4 million subscribers with an average monthly revenue per subscriber, or ARPU, of approximately $65.78.

  •
  DIRECTV Latin America.  DTVLA is a leading provider of DTH digital television services throughout Latin America. As of March 31, 2005, DTVLA had approximately 1.6 million subscribers in 28 countries throughout the region of which approximately 85% are located in Brazil, Mexico, Venezuela, Argentina and Puerto Rico. Whenever we refer to DTVLA, we are referring to a group of companies that combine to provide the DIRECTV ® service throughout Latin America. The most significant DTVLA companies include DLA LLC, which was approximately 85.9% owned by us as of March 31, 2005, as well as the consolidated LOCs selling the DIRECTV service to subscribers in Latin America. On October 8, 2004, we announced a series of transactions with News Corporation, Televisa, Globo and Liberty, which we refer to as the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region.

  •
  Network Systems.  HNS constitutes our Network Systems segment. HNS is a leader in the market for VSATs and consumer broadband Internet access marketed under the DIRECWAY® brand. In June 2004, we completed the sale of HNS' set-top receiver manufacturing operations to Thomson, and in October 2004, we completed the sale of HNS' approximately 55% ownership interest in HSS to Flextronics. In April 2005, we completed the sale of a 50% interest in a new entity that owns substantially all of the remaining net assets of HNS. See "Significant Events Affecting the Comparability of the Results of Operations—Strategic Developments" below for more information related to these transactions.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Strategic Developments

        In February 2004, we announced our intent to focus on the DTH satellite businesses. We have announced or completed the following actions in support of this strategy:

  Acquisitions

  •
  During the third quarter of 2004, DIRECTV U.S. completed the Pegasus and NRTC transactions, as described in Note 3 of the Notes to the Consolidated Financial Statements in Part I, Item 1, which resulted in DIRECTV U.S. recording a subscriber related intangible asset of $951.3 million from the Pegasus transaction that DIRECTV U.S. is amortizing over the estimated average subscriber lives of five years, and a subscriber related intangible asset of

    $385.5 million that resulted from the NRTC transaction that DIRECTV U.S. is amortizing over the estimated average subscriber lives of six years. Had the estimated average subscriber lives for these intangible assets been decreased by one year, future annual amortization expense would increase by approximately $60 million.

  •
  As part of DIRECTV U.S.' agreement with the NRTC, effective June 1, 2004, to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements, DIRECTV U.S. agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis. As a result of this agreement, DIRECTV U.S. now has the right to sell the DIRECTV service in all territories across the United States. DIRECTV U.S. is amortizing the distribution rights intangible asset of $334.1 million that was recorded as part of the transaction, which includes the present value of the cash payments and fees associated with the transaction, to expense over the remaining life of the original DIRECTV service distribution agreement of seven years.

  •
  On October 8, 2004, we entered into the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. In Brazil, DIRECTV Brasil and Sky Brasil have agreed to merge, with DIRECTV Brasil's customers migrating to the Sky Brasil platform. In addition, we intend to acquire the interests of News Corporation and Liberty in Sky Brasil. Upon completion of these transactions, we expect to acquire in excess of 70% of the equity of the merged platform. The transactions in Brazil are subject to local regulatory approval, which has been requested but not yet granted. In Mexico, DTVLA's local affiliate, DIRECTV Mexico, is in the process of closing its operations and has sold its subscriber list to Sky Mexico. In addition, we will acquire the interest of News Corporation and, jointly with Televisa, the interest of Liberty in Sky Mexico. Upon consummation of these transactions in Mexico, we anticipate having an equity interest of up to 43% in Sky Mexico, which we will account for under the equity method of accounting. In the rest of the region, or PanAmericana, we have acquired the interests of News Corporation and Liberty and have agreed to acquire the interests of Globo and Televisa in Sky Multi-Country Partners and certain related businesses, which own DTH platforms in Colombia and Chile. DTVLA began consolidating the results of these entities in the fourth quarter of 2004. Total cash consideration for the equity interests in the Sky Latin America platforms is approximately $580 million, of which we paid $398 million in October 2004. The remainder is subject to adjustment and will be paid at the completion of the transactions.

  Divestitures

  •
  During the first quarter of 2005, we sold approximately 71% of our investment in redeemable preference shares of TTSL for $79.2 million in cash. As a result, we recognized a net pre-tax loss of $1.6 million in "Other, net" in the Consolidated Statements of Operations in the first quarter of 2005.

  •
  As part of the sale of our approximately 80.4% interest in PanAmSat, which was completed in August 2004, we recorded a $478.6 million loss, net of taxes, in the first quarter of 2004.

  •
  In 2004, HNS completed the sale of its approximately 55% ownership interest in HSS for $226.5 million in cash, which we received in June 2004. As a result of this transaction, we recognized an after-tax gain of approximately $90.7 million ($176.1 million pre-tax) in the third quarter of 2004.

  •
  On June 22, 2004, we completed the sale of HNS' set-top receiver manufacturing operations to Thomson for $250 million in cash. In connection with the sale, DIRECTV U.S. entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of the HNS assets sold of approximately $200 million were deferred as of December 31, 2004 and recognized as set-top receivers purchased from Thomson under the contract are activated. As part of the purchase agreement, DIRECTV U.S. can also earn a $50 million rebate from Thomson. As a result, during the first quarter of 2005, DIRECTV U.S. recognized a total of $12.3 million of the $200 million deferral and the $50 million rebate in the Consolidated Statements of Operations.

  •
  During the first quarter of 2004, we sold our investment in XM Satellite Radio common stock for $477.5 million in cash. As a result of the sale, we recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in "Other, net" in the Consolidated Statements of Operations.

  •
  On April 22, 2005, we completed the sale of a 50% interest in a new entity, HNS LLC, that owns substantially all of the remaining net assets of HNS, including the assets of the SPACEWAY business, to SkyTerra. The assets of the SPACEWAY business exclude rights to the first two satellites designed for the SPACEWAY program, SPACEWAY 1 and SPACEWAY 2, which will be used to support DIRECTV U.S.' DTH satellite broadcasting business. The SPACEWAY assets include the rights related to the third SPACEWAY satellite that is currently under construction, as well as rights to a contemplated fourth SPACEWAY satellite and certain ground equipment and related intellectual property. We retained a 50% interest in HNS LLC and received total proceeds of $257.4 million, including cash of $246.0 million, which is net of closing adjustments, and the fair value of 300,000 shares of SkyTerra common stock received of $11.4 million. We recorded a pre-tax charge of $20.9 million to "Asset impairment charges" in the Consolidated Statements of Operations in the first quarter of 2005, which includes a charge for leased facilities that were vacated during the quarter. After April 22, 2005, we will no longer consolidate HNS and will account for our investment in HNS LLC under the equity method of accounting. The proceeds remain subject to adjustment based on a working capital calculation required by the agreement. Under certain circumstances, we may be required to contribute a portion of the cash proceeds back to HNS LLC, which could also result in an additional impairment charge that is not reasonably determinable at this time.

        The financial results for PanAmSat, which formerly comprised our Satellite Services segment, and HSS, which formerly was a component of our Network Systems segment, are presented in the Consolidated Statements of Operations as discontinued operations.

        For additional information regarding the actions described above, see Note 3: Acquisitions, Divestitures and Other Transactions of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report, which we incorporate herein by reference.

Other Developments

        In addition to the items described above, the following events had a significant effect on the comparability of our operating results for the three months ended March 31, 2005 and 2004:

  DIRECTV Latin America

        On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC's Plan of Reorganization, or the Reorganization Plan, which became effective on February 24, 2004.

        Reorganization income reported in our Consolidated Statements of Operations was $45.2 million for the quarter ended March 31, 2004, which includes a $63.4 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the reorganization. Cash payments of $199.7 million were made during the quarter ended March 31, 2004, including payments made to Clarin and Raven Media, an affiliate of Clarin, to settle claims made by each during the bankruptcy proceedings.

  Other

        During the first quarter of 2004, we announced the reduction of corporate office headcount by over half as a result of our plan to consolidate corporate and DIRECTV U.S. support functions. There were also additional headcount reductions at DIRECTV U.S. and at DTVLA. As a result of the completion of the News Corporation transactions on December 22, 2003, certain of our employees earned retention benefits during the twelve month period subsequent to the completion of the transactions. We recognized $53.5 million in charges during the first quarter of 2004 in "General and administrative expenses" in the Consolidated Statements of Operations, which is comprised of $11.6 million for retention benefits, $17.7 million for severance and $24.2 million of costs under our pension benefit plans.

        During the first quarter of 2005, we recognized approximately $21.5 million in severance and related pension charges in "General and administrative expenses" in the Consolidated Statements of Operations, including $16 million for severance and $5.5 million of settlement charges under our defined benefit pension plans. As a result of the SkyTerra transaction, which closed on April 22, 2005, we will incur up to $30 million of additional severance, pension settlement and termination benefit charges during the remainder of 2005.

  Reporting Change

        Beginning in the first quarter of 2005, we report our investment in auction rate securities as "Short-term investments" rather than our previous practice of reporting this investment as part of "Cash and cash equivalents" in our Consolidated Balance Sheets. As a result, we reclassified $522.6 million from "Cash and cash equivalents" to "Short-term investments" in our Consolidated Balance Sheets at December 31, 2004. Also, our cash flows from investing activities now include purchases and sales of auction rate securities. This reclassification has no impact on previously reported total current assets, total assets, working capital, or results of operations and does not affect previously reported cash flows from operating or financing activities.

        Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance of $503.9 million that was included in "Prepaid expenses and other" in the Consolidated Balance Sheets as a cumulative effect of accounting change. The amount of the cumulative effect was $310.5 million, net of taxes. See Note 2 of the Notes to the Consolidated Financial Statements in Item 1, Part I for additional information.

SATELLITE DEVELOPMENT

        On April 26, 2005, SPACEWAY 1 was successfully launched. SPACEWAY 1 is the first of four Ka-band satellites that will enable DIRECTV U.S. to broadcast local high-definition, or HD, channels into several of the nation's largest markets.

OPERATING COSTS AND EXPENSES

        The following is a description of our operating cost and expense categories:

          Broadcast Programming and Other Costs of Sale.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of DIRECTV U.S.' programming guide, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums we pay to a third party and production costs for on-air advertisements we sell to third parties.

          Subscriber Service Expenses.    Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

          Subscriber Acquisition Costs—Third Party Customer Acquisitions.    The majority of these costs represent commissions we pay to acquire new DIRECTV subscribers, which include our national retailers as well as independent satellite television retailers, dealers, regional Bell operating companies and others. We also include the costs we incur for subsidies of DIRECTV System equipment, installation and advertising.

          Subscriber Acquisition Costs—Direct Customer Acquisitions.    These costs consist primarily of hardware, installation, advertising and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

          Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher ARPU and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for digital video recorders, or DVRs, HD receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Consolidated Results of Operations

        Revenues.    The following table presents our revenues, by segment, for the three months ended March 31:

	Three Months Ended March 31,
			Change
Revenues By Segment:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,800.8	$2,080.8	$720.0	34.6%
DIRECTV Latin America	183.9	162.4	21.5	13.2%
Network Systems	166.2	316.7	(150.5)	(47.5)%
Eliminations and Other	(3.0)	(66.7)	63.7	95.5%

Total Revenues	$3,147.9	$2,493.2	$654.7	26.3%

        The increase in our total revenues was primarily due to the $720.0 million increase in revenues at the DIRECTV U.S. segment, which resulted from new DIRECTV subscribers added since the first quarter of 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base, partially offset by the $150.5 million decrease in revenues at the Network Systems segment, resulting primarily from the sale of the set-top receiver manufacturing operations in June 2004.

        Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

	Three Months Ended March 31,
			Change
Operating Costs and Expenses:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,762.4	$2,059.4	$703.0	34.1%
DIRECTV Latin America	197.4	193.7	3.7	1.9%
Network Systems	219.0	330.9	(111.9)	(33.8)%
Eliminations and Other	23.3	5.4	17.9	331.5%

Total Operating Costs and Expenses	$3,202.1	$2,589.4	$612.7	23.7%

        The increase in our total operating costs and expenses was primarily due to the $703.0 million increase at the DIRECTV U.S. segment primarily related to higher costs for programming, subscriber acquisitions and customer upgrade and retention initiatives, partially offset by the $111.9 million decrease in operating costs and expenses at the Network Systems segment primarily related to the sale of the set-top receiver manufacturing operations in June 2004. The decrease in operating costs and expenses at the Network Systems segment was partially offset by the $20.9 million in asset impairment charges related to the SkyTerra transaction discussed more fully above in "Strategic Developments."

        Interest Income and Expense.    Interest income increased to $22.1 million for the first quarter of 2005 compared to $5.7 million for the same period of 2004. Interest expense increased to $55.3 million for the first quarter of 2005 from $23.3 million for the first quarter of 2004. The increase in interest income is due to an increase in average cash balances. The increase in interest expense resulted primarily from the decrease in capitalized interest due to the completion of the SPACEWAY satellites.

Interest expense is net of capitalized interest of $4.5 million and $32.4 million in the three months ended March 31, 2005 and 2004, respectively.

        Reorganization Income.    Reorganization income of $45.2 million for the first quarter of 2004 includes a $63.4 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the DLA LLC reorganization. See "Strategic Developments" above for more information related to the DLA LLC reorganization.

        Other, Net.    Other, net decreased by $393.3 million during the first quarter of 2005 as compared to the same period in 2004. The significant components of "Other, net" were as follows:

	Three Months Ended March 31,		Change
	2005	2004	$	%
	(Dollars in Millions)
Net gain (loss) from sale of investments	$(1.6)	$391.7	$(393.3)	(100.4)%
Equity losses from unconsolidated affiliates	(0.6)	—	(0.6)	N/A
Other	0.5	(0.1)	0.6	(600.0)%

Total	$(1.7)	$391.6	$(393.3)	(100.4)%

        2004 includes the pre-tax gain of $387.1 million that we recognized in the first quarter related to our sale of XM Satellite Radio common stock.

        Income Tax (Expense) Benefit.    We recognized an income tax benefit of $43.7 million for the first quarter of 2005 compared to an income tax expense of $147.1 million for the first quarter of 2004. The change in income tax (expense) benefit is primarily attributable to the change in income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change.

        Loss from Discontinued Operations.    Loss from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, is as follows:

Three Months Ended March 31, 2004
(Dollars in Millions)
Loss from discontinued operations, net of taxes	$(24.9)
Loss on sale of discontinued operations, net of taxes	(478.6)

Loss from discontinued operations, net of taxes	$(503.5)

        Loss on sale of discontinued operations of $478.6 million in the first quarter of 2004 includes the loss recorded for the sale of PanAmSat and an estimate of the costs of the transaction, net of a tax benefit of $291.0 million. The discontinued operations of PanAmSat is more fully discussed in "Strategic Developments" above.

        Cumulative Effect of Accounting Change.    The $310.5 million cumulative effect of accounting change, net of taxes, in the first quarter of 2004 was due to our change in our method of accounting for subscriber acquisition, upgrade and retention costs.

DIRECTV U.S. Segment

  Description of Key Terminology of the DIRECTV U.S. Segment

        SAC.    DIRECTV U.S. calculates SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period (the sum of subscriber acquisition costs reported for third party customer acquisitions and direct customer acquisitions) by the number of gross new subscribers acquired through third parties and its direct customer acquisition program during the period.

        Average Monthly Revenue Per Subscriber.    DIRECTV U.S. calculates ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period. DIRECTV owned and operated subscribers exclude the subscribers of the former NRTC members and affiliates prior to the NRTC and Pegasus transactions in the second and third quarters of 2004, which we discuss in more detail above in "Strategic Developments." DIRECTV U.S. calculates average DIRECTV owned and operated subscribers for the year by adding the number of DIRECTV owned and operated subscribers as of the beginning of the year or the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

        Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of DIRECTV subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV subscribers. DIRECTV U.S. calculates average monthly subscriber churn by dividing the average monthly number of disconnected DIRECTV subscribers for the period (the subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV subscribers for the period. Average monthly churn includes the results from the former NRTC and Pegasus subscribers.

        Subscriber Count.    The total number of DIRECTV subscribers represents the total number of subscribers actively subscribing to the DIRECTV service, including the subscribers of the NRTC's members and affiliates, seasonal subscribers and subscribers who are in the process of relocating.

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of March 31,		Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$2,800.8	$2,080.8	$720.0	34.6%
Operating Cost and Expenses, exclusive of depreciation and amortization expense shown separately below:
Broadcast programming and other costs of sale	1,149.6	848.1	301.5	35.6%
Subscriber service expenses	220.5	146.0	74.5	51.0%
Subscriber acquisition costs:
Third party customer acquisitions	587.9	436.5	151.4	34.7%
Direct customer acquisitions	157.7	151.3	6.4	4.2%
Upgrade and retention costs	252.2	174.2	78.0	44.8%
Broadcast operations expenses	35.4	30.0	5.4	18.0%
General and administrative expenses	181.9	149.5	32.4	21.7%
Depreciation and amortization expense	177.2	123.8	53.4	43.1%

Total Operating Costs and Expenses	2,762.4	2,059.4	703.0	34.1%

Operating Profit	$38.4	$21.4	$17.0	79.4%

Other Data:
Operating Profit Before Depreciation & Amortization	$215.6	$145.2	$70.4	48.5%
Total number of subscribers (000's)	14,445	12,631	1,814	14.4%
ARPU	$65.78	$63.57	$2.21	3.5%
Average monthly subscriber churn %	1.49%	1.43%	—	4.2%
Average subscriber acquisition costs—per subscriber (SAC)	$656	$644	$12	1.9%

        Subscribers.    DIRECTV U.S. had approximately 14.4 million subscribers at March 31, 2005. At March 31, 2004, DIRECTV U.S. had approximately 12.6 million subscribers, of which 11.1 million represented owned and operated subscribers. DIRECTV U.S. added 1.1 million gross new total subscribers during the three months ended March 31, 2005 compared to 1.0 million gross new total subscribers during the same period of 2004. The increase was due to a higher number of subscribers acquired in local channel markets, improved international programming and an improved and more diverse distribution network. After accounting for churn, DIRECTV U.S. added approximately 0.5 million total net new subscribers during the three months ended March 31, 2005.

        DIRECTV U.S.' average monthly subscriber churn increased to 1.49% in the first quarter of 2005 compared to average monthly subscriber churn of 1.43% in first quarter of 2004.

        Revenues.    The $720.0 million increase in revenues to $2,800.8 million resulted from DIRECTV U.S.' new subscribers added since March 31, 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 3.5% increase in ARPU to $65.78 resulted primarily from price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels. These increases were partially offset by lower ARPU related to the acquired Pegasus and NRTC subscribers of approximately $2.75. Excluding this negative impact, ARPU would have increased by about 8%.

        Total Operating Costs and Expenses.    The $703.0 million increase in total operating costs and expenses to $2,762.4 million resulted primarily from higher costs for programming, subscriber acquisitions and customer upgrade and retention initiatives.

        DIRECTV U.S.' higher programming and other costs of $301.5 million resulted mostly from higher license fees for subscription service programming due to the increased number of subscribers and annual program supplier rate increases. DIRECTV U.S.' higher subscriber service expenses resulted primarily from increased costs due to its larger subscriber base.

        Higher gross subscriber additions during the three months ended March 31, 2005 and the increase in SAC per subscriber primarily drove the increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers and an increase in the number of subscribers purchasing DVRs. These increases were partially offset by a decrease in the costs of set-top receivers.

        Increased volume under DIRECTV U.S.' DVR, movers, HD and local channel upgrade programs drove most of the increase in upgrade and retention costs. Under these programs, DIRECTV U.S. provides DVRs or additional equipment, plus installation, to subscribers at significantly reduced prices.

        The increase in depreciation and amortization expense resulted primarily from amortization expense related to intangible assets recorded as part of the NRTC and Pegasus transactions.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of March 31,		Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$183.9	$162.4	$21.5	13.2%
Operating Profit Before Depreciation & Amortization	22.6	15.6	7.0	44.9%
Operating Loss	(13.5)	(31.3)	17.8	N/A
Total number of subscribers (000's)	1,570	1,526	44	2.9%
Net subscriber additions (losses)	(76)	27	(103)	N/A
ARPU	$38.11	$35.79	$2.32	6.5%

        The increase in revenues in the first quarter of 2005 compared to the same period in 2004 is primarily a result of the larger subscriber base and the consolidation of Sky Chile and Sky Colombia in October 2004, partially offset by the ongoing shut-down of DIRECTV Mexico operations as part of the Sky Transactions.

        The 103,000 decrease in net subscriber additions resulted primarily from the ongoing shut-down of DIRECTV Mexico and the migration of subscribers to the Sky Mexico platform. Excluding Mexico, DIRECTV Latin America added 29,000 net subscribers, principally in Venezuela and Argentina, due to the recent introduction of more competitive programming package offerings. The increase in ARPU is primarily due to the effects of selected price increases in the region and the consolidation of Sky Chile and Sky Colombia in October 2004.

        The improvement in operating profit before depreciation and amortization and operating loss was primarily due to the increase in revenues discussed above, partially offset by an increase in operating expenses resulting from the consolidation of Sky Chile and Sky Colombia. The improvement in operating loss was due to the increase in operating profit before depreciation and amortization and reduced depreciation principally reflecting the effect of a fourth quarter 2004 write-down of assets in Mexico.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

	Three Months Ended March 31,		Change
	2005	2004	$	%
	(Dollars in Millions)
Revenues	$166.2	$316.7	$(150.5)	(47.5)%
Operating Profit (Loss) Before Depreciation & Amortization	(52.8)	3.5	(56.3)	N/A
Operating Loss	(52.8)	(14.2)	(38.6)	(271.8)%

        The decrease in revenues resulted primarily from lower sales of DIRECTV set-top receivers as a result of the sale of the set-top receiver manufacturing operations to Thomson in June 2004. As we expect to have significant continuing cash flows with the set-top receiver manufacturing operations resulting from the five year supply agreement, the financial results of the set-top receiver manufacturing operations prior to June 2004 are reported in continuing operations, and not as discontinued operations. See Note 3 of the Notes to the Consolidated Financial Statements in Item 1, Part I, for more information on revenues related to the set-top receiver manufacturing operations.

        The increase in operating loss before depreciation and amortization and operating loss in the first quarter of 2005 compared with the first quarter of 2004 is primarily due to the $20.9 million in asset impairment charges related to sale of substantially all of the remaining assets of HNS discussed above in "Strategic Developments" and to the sale of the set-top receiver manufacturing operations in June 2004.

Eliminations and Other

        The elimination of revenues decreased to $3.0 million in the first quarter of 2005 from $66.7 million in the first quarter of 2004. The decrease was primarily due to the sale of the set-top receiver manufacturing operations in June 2004.

        Operating loss from Eliminations and Other decreased to $26.3 million in the first quarter of 2005 from $72.1 million in the first quarter of 2004. The decrease is primarily related to the charges in the first quarter of 2004 related to severance costs and related costs under our pension benefit plans.

LIQUIDITY AND CAPITAL RESOURCES

        In the first quarter of 2005, our cash and cash equivalents balance increased $371.1 million to $2,678.5 million. This increase resulted primarily from the sale of $522.6 million of auction rate securities and $79.2 million of proceeds from the sale of our investment in TTSL, partially offset by expenditures for satellites and property of $205.6 million and $33.7 million in repayments of long term debt and other long-term obligations. As discussed in Note 1 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report, auction rate securities are now reported as "Short-term investments" in the Consolidated Balance Sheets, rather than our former practice of including these investments in "Cash and cash equivalents." In addition to our existing cash balances, DIRECTV U.S currently has the ability to borrow up to $500.0 million under its new revolving credit facility described below.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at March 31, 2005 and December 31, 2004 was 1.76 and 1.77, respectively.

        We expect to have cash requirements during the remainder of 2005 for the $182 million payments related to the Sky Transactions and capital expenditures. We expect to fund these cash requirements and our existing business plan using our available cash balances, cash provided by operations and the $500.0 million of available borrowing capacity at DIRECTV U.S.

Notes Payable and Credit Facilities

        At March 31, 2005, we had $2,419.7 million in total outstanding borrowings, bearing a weighted average interest rate of 6.77%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a credit facility as more fully described in Note 6 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report.

        Financing Transactions.    In April 2005, DIRECTV U.S. entered into a new senior secured credit facility. The new senior secured credit facility is comprised of a $500.0 million six-year Term Loan A, a $1,500.0 million eight-year Term Loan B, both of which are fully funded, and a $500.0 million undrawn six-year revolving credit facility. DIRECTV U.S. used the $2,000.0 million proceeds from the transaction to repay its senior secured credit facility outstanding at March 31, 2005 and related financing costs. The excess proceeds will be used for future working capital and other requirements.

        The terms of the new senior secured credit facility resulted in a lower interest rate and contain certain financial and other covenants that are less restrictive than the senior secured credit facility that DIRECTV U.S. repaid. The new senior secured credit facility bears interest at a rate equal to LIBOR plus 1.50% and requires DIRECTV U.S. to pay a commitment fee of 0.25% per year for the unused commitment under the revolving credit facility. The interest rate and the commitment fee may be increased or decreased under certain conditions. The new senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and is fully and unconditionally guaranteed, jointly and severally, by all of DIRECTV U.S.' material domestic subsidiaries.

        DIRECTV U.S. announced that on May 19, 2005 it intends to redeem $490.0 million of its senior notes at a redemption price of 108.375% plus accrued and unpaid interest, for a total of approximately $538 million.

        The repayment of DIRECTV U.S.' senior secured credit facility outstanding at March 31, 2005 and partial redemption of the senior notes will result in a second quarter of 2005 pre-tax charge of approximately $56 million associated with the write-off of a portion of DIRECTV U.S.' deferred debt issuance costs and the premium paid for the redemption of its senior notes.

        After giving effect to the planned partial redemption of DIRECTV U.S.' senior notes in the second quarter of 2005 and the new senior secured credit facility, our short-term borrowings, notes payable, credit facility and other borrowings mature as follows: $512.1 million in the remainder of 2005; $16.9 million in 2006; $15.0 million in 2007; $54.1 million in 2008; $102.5 million in 2009; and $2,717.5 million thereafter. These amounts do not reflect potential prepayments that may be required under DIRECTV U.S.' new senior secured credit facility, which could result from a computation of excess cash flows that DIRECTV U.S. is required to make at each year end under the credit agreement.

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our board of directors in its sole discretion. Our board of directors does not currently intend to pay cash dividends on our common stock. Our future earnings, if any, are expected to be retained for the development of our businesses for the foreseeable future.

COMMITMENTS AND CONTINGENCIES

        For a discussion of "Commitments and Contingencies," see Part I, Item 1, Note 8 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 9 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which is incorporated herein by reference.

SECURITY RATINGS

The Company

        Effective January 24, 2005, Moody's no longer provides a security rating for us, consistent with its normal practice of providing a rating for only the primary debt issuer. Accordingly, Moody's provides security ratings only at the DIRECTV U.S. level, as described below.

        On February 2, 2005, S&P affirmed our long-term corporate rating of BB and revised the outlook to stable, citing potential share repurchase activity while discretionary cash flow was negative. In connection with the financing at DIRECTV U.S., described above, S&P affirmed our corporate rating at BB, with a stable outlook.

DIRECTV U.S.

        On April 4, 2005, in connection with DIRECTV U.S.' April 2005 financing transactions referred to above, Moody's assigned a Ba1 rating to DIRECTV U.S.' new senior secured credit facility. In addition, it affirmed DIRECTV U.S.' Ba2 senior implied, Ba2 senior unsecured, and Ba3 issuer ratings. All ratings remain on stable outlook.

        On April 5, 2005, in connection with DIRECTV U.S.' financing referred to above, S&P assigned a BB rating to DIRECTV U.S.' new senior secured credit facility and affirmed DIRECTV U.S.' BB corporate and BB- senior unsecured ratings. All ratings remain on stable outlook.

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended March 31, 2005. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 1, 2005.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II—OTHER INFORMATION (UNAUDITED)

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended March 31, 2005 or subsequent thereto, but before the filing of this report, are summarized below. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 1, 2005 and our Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*10.1
Underwriting Agreement dated as of February 10, 2005 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., filed February 15, 2005 (the "February 15, 2005 Form 8-K"))
*10.2
Credit Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, the lenders party to the Credit Agreement, certain subsidiaries of DIRECTV Holdings LLC, as guarantors, JP Morgan Chase Bank, N.A., as Syndication Agent, Credit Suisse First Boston, Goldman Sachs Credit Partners, L.P. and Citicorp North America, Inc. as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Book Managers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., filed April 19, 2005 (the "April 19, 2005 Form 8-K"))
*10.3
Security Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.2 to the April 19, 2005 Form 8-K)
*10.4
Pledge Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.3 to the April 19, 2005 Form 8-K)
*10.5	Terms and Conditions of restricted stock unit awards to independent director (incorporated herein by reference to Exhibit 10.1 to the February 15, 2005 Form 8-K)
*10.6	Terms and Conditions of restricted stock unit awards to applicable executive officers (incorporated herein by reference to Exhibit 10.2 to the February 15, 2005 Form 8-K)
**10.7	Employment Agreement between The DIRECTV Group, Inc. and Michael W. Palkovic effective as of March 19, 2005
**10.8	Executive Change in Control Agreement Amended by and between The DIRECTV Group, Inc. and Michael W. Palkovic, as amended and restated through February 1, 2004
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*
Incorporated by reference.

**
Filed herewith.

        A copy of any of the exhibits included in this Quarterly Report on Form 10-Q, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by sending a written request to the Company at the address set forth on the front cover of this Form 10-Q, attention General Counsel.

* * *

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: May 5, 2005	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic (Executive Vice President and Chief Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name
*10.1
Underwriting Agreement dated as of February 10, 2005 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., filed February 15, 2005 (the "February 15, 2005 Form 8-K"))
*10.2
Credit Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, the lenders party to the Credit Agreement, certain subsidiaries of DIRECTV Holdings LLC, as guarantors, JP Morgan Chase Bank, N.A., as Syndication Agent, Credit Suisse First Boston, Goldman Sachs Credit Partners, L.P. and Citicorp North America, Inc. as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Book Managers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., filed April 19, 2005 (the "April 19, 2005 Form 8-K"))
*10.3
Security Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.2 to the April 19, 2005 Form 8-K)
*10.4
Pledge Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.3 to the April 19, 2005 Form 8-K)
*10.5	Terms and Conditions of restricted stock unit awards to independent director (incorporated herein by reference to Exhibit 10.1 to the February 15, 2005 Form 8-K)
*10.6	Terms and Conditions of restricted stock unit awards to applicable executive officers (incorporated herein by reference to Exhibit 10.2 to the February 15, 2005 Form 8-K)
**10.7	Employment Agreement between The DIRECTV Group, Inc. and Michael W. Palkovic effective as of March 19, 2005
**10.8	Executive Change in Control Agreement Amended by and between The DIRECTV Group, Inc. and Michael W. Palkovic, as amended and restated through February 1, 2004
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*
Incorporated by reference.

**
Filed herewith.

        A copy of any of the exhibits included in this Quarterly Report on Form 10-Q, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by sending a written request to the Company at the address set forth on the front cover of this Form 10-Q, attention General Counsel.

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION (UNAUDITED)
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CONSOLIDATED BALANCE SHEETS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THE DIRECTV GROUP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION (UNAUDITED)
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURE
EXHIBIT INDEX