Form 10-Q
period 2005-06-30
DIRECTV GROUP INC
filed 2005-08-05
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

        As of August 3, 2005, the registrant had 1,388,634,185 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Millions Except Per Share Amounts)
Revenues	$3,187.9	$2,642.8	$6,335.8	$5,136.0
Operating Costs and Expenses, exclusive of depreciation and amortization expenses shown separately below
Broadcast programming and other costs of sale	1,238.9	1,131.2	2,583.8	2,245.3
Subscriber service expenses	230.9	179.2	463.0	335.2
Subscriber acquisition costs:
Third party customer acquisitions	482.7	459.5	1,081.7	910.5
Direct customer acquisitions	161.4	163.1	323.6	315.8
Upgrade and retention costs	226.5	230.3	481.0	406.9
Broadcast operations expenses	63.2	50.5	125.4	95.8
General and administrative expenses	285.5	285.8	599.8	593.9
(Gain) loss from asset sales and impairment charges, net	(23.9)	—	(3.0)	—
Depreciation and amortization	211.1	171.5	423.1	357.1

Total Operating Costs and Expenses	2,876.3	2,671.1	6,078.4	5,260.5

Operating Profit (Loss)	311.6	(28.3)	257.4	(124.5)
Interest income	31.0	4.7	53.1	10.4
Interest expense	(60.2)	(20.6)	(115.5)	(43.9)
Reorganization (expense) income	—	(1.8)	—	43.4
Other, net	(71.9)	5.3	(73.6)	396.9

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	210.5	(40.7)	121.4	282.3
Income tax (expense) benefit	(75.6)	20.1	(31.9)	(127.0)
Minority interests in net (earnings) losses of subsidiaries	(4.7)	3.0	(0.7)	2.3

Income (loss) from continuing operations before cumulative effect of accounting change	130.2	(17.6)	88.8	157.6
Income (loss) from discontinued operations, net of taxes	31.3	4.3	31.3	(499.2)

Income (loss) before cumulative effect of accounting change	161.5	(13.3)	120.1	(341.6)
Cumulative effect of accounting change, net of taxes	—	—	—	(310.5)

Net Income (Loss)	$161.5	$(13.3)	$120.1	$(652.1)

Basic and Diluted Loss Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.10	$(0.01)	$0.07	$0.11
Income (loss) from discontinued operations, net of taxes	0.02	—	0.02	(0.36)
Cumulative effect of accounting change, net of taxes	—	—	—	(0.22)

Net Income (Loss)	$0.12	$(0.01)	$0.09	$(0.47)

Weighted average number of common shares outstanding (in millions)
Basic	1,387.6	1,384.6	1,386.8	1,384.3
Diluted	1,393.5	1,384.6	1,392.8	1,391.0

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
	(Dollars in Millions, Except Share Amounts)
ASSETS
Current Assets
Cash and cash equivalents	$3,675.2	$2,307.4
Short-term investments	379.0	522.6
Accounts and notes receivable, net of allowances of $133.7 and $121.7	856.4	918.6
Inventories, net	296.1	124.4
Prepaid expenses and other	372.6	377.0
Assets of business held for sale	—	521.1

Total Current Assets	5,579.3	4,771.1
Satellites, net of accumulated depreciation of $469.3 and $419.1	1,729.8	1,560.4
Property, net of accumulated depreciation of $2,131.3 and $1,959.7	1,115.2	1,135.1
Goodwill	3,045.3	3,044.1
Intangible Assets, net	2,051.8	2,227.1
Investments and Other Assets	1,595.6	1,586.6

Total Assets	$15,117.0	$14,324.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,312.7	$1,290.9
Unearned subscriber revenue and deferred credits	242.6	261.5
Short-term borrowings and current portion of long-term debt	5.7	19.8
Accrued liabilities and other	881.0	881.7
Liabilities of business held for sale	—	240.6

Total Current Liabilities	2,442.0	2,694.5
Long-Term Debt	3,411.7	2,409.5
Other Liabilities and Deferred Credits	1,551.7	1,665.4
Commitments and Contingencies
Minority Interests	48.0	47.9
Stockholders' Equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 1,388,390,364 shares and 1,385,814,459 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	10,900.1	10,869.9
Retained earnings (deficit)	(3,218.0)	(3,338.1)

Subtotal Stockholders' Equity	7,682.1	7,531.8

Accumulated Other Comprehensive Loss
Minimum pension liability adjustment	(41.4)	(41.4)
Accumulated unrealized gains on securities and derivatives	23.0	22.0
Accumulated foreign currency translation adjustments	(0.1)	(5.3)

Total Accumulated Other Comprehensive Loss	(18.5)	(24.7)

Total Stockholders' Equity	7,663.6	7,507.1

Total Liabilities and Stockholders' Equity	$15,117.0	$14,324.4

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Dollars in Millions)
Cash Flows From Operating Activities
Income from continuing operations before cumulative effect of accounting change	$88.8	$157.6
Adjustments to reconcile income from continuing operations before cumulative effect of accounting change to net cash provided by (used in) operating activities:
Depreciation and amortization	423.1	357.1
Gain from asset sales and impairment charges, net	(3.0)	—
Equity losses from unconsolidated affiliates	8.4	—
Net (gain) loss from sale of investments	0.6	(396.5)
Loss on disposal of fixed assets	4.3	15.0
Stock-based compensation expense	20.4	42.2
Write-off of debt issuance costs	19.0	—
Deferred income taxes and other	46.7	41.2
Change in other operating assets and liabilities:
Accounts and notes receivable	47.3	13.0
Inventories	(171.7)	(74.8)
Prepaid expenses and other	(3.6)	2.2
Accounts payable	14.3	(392.0)
Accrued liabilities	(29.2)	7.4
Unearned subscriber revenue and deferred credits	(18.9)	41.3
Other	(116.1)	110.7

Net Cash Provided by (Used in) Operating Activities	330.4	(75.6)

Cash Flows From Investing Activities
Purchase of short-term and other investments	(1,783.5)	(1,809.2)
Sale of short-term investments	1,931.6	1,775.0
Expenditures for property	(205.7)	(204.5)
Expenditures for satellites	(227.5)	(232.9)
Proceeds from sale of investments	113.1	510.5
Proceeds from sale of businesses	246.0	279.4
Other	(0.3)	4.2

Net Cash Provided by Investing Activities	73.7	322.5

Cash Flows From Financing Activities
Net (decrease) increase in short-term borrowings	(3.2)	2.7
Long-term debt borrowings	3,003.3	0.6
Repayment of long-term debt	(2,002.4)	(214.1)
Debt issuance costs	(4.7)	(1.9)
Repayment of long-term obligations	(44.6)	—
Stock options exercised	15.3	13.6

Net Cash Provided by (Used in) Financing Activities	963.7	(199.1)

Net increase in cash and cash equivalents	1,367.8	47.8
Cash and cash equivalents at beginning of the period	2,307.4	1,434.7

Cash and cash equivalents at end of the period	$3,675.2	$1,482.5

Supplemental Cash Flow Information
Interest paid	$116.6	$48.3
Income taxes paid	5.0	27.5

Reference should be made to the Notes to the Consolidated Financial Statements

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

        The DIRECTV Group, Inc., which is referred to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America.

        In April 2005, we completed the sale of a 50% interest in a new entity that owns substantially all of the remaining net assets of Hughes Network Systems, Inc., or HNS. Please refer to Note 3 for additional information regarding this transaction. HNS' operating results are included in continuing operations in our Consolidated Statements of Operations through April 22, 2005, the divestiture date, and its assets and liabilities are presented in our Consolidated Balance Sheets in line items entitled "Assets of business held for sale" and "Liabilities of business held for sale" as of December 31, 2004. Subsequent to April 22, 2005, we account for our investment in HNS under the equity method of accounting, and accordingly, record our interest in HNS' net income in "Other, net" in our Consolidated Statements of Operations.

        In 2004, we completed the sale of our approximately 80.4% interest in PanAmSat Corporation, or PanAmSat, and the sale of HNS' 55% ownership interest in Hughes Software Systems Limited, or HSS. Please refer to Note 3 for additional information regarding these divestitures. PanAmSat and HSS are considered discontinued operations for financial statement presentation purposes. Therefore, the revenues, operating costs and expenses, and other non-operating results for PanAmSat, which formerly comprised our Satellite Services segment, and HSS, which was a component of our Network Systems segment, have been excluded from our results from continuing operations and included in our Consolidated Statements of Operations in a single line item entitled "Income (loss) from discontinued operations, net of taxes" for the three and six months ended June 30, 2004.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, or SEC, on March 1, 2005, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the SEC on May 5, 2005 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        Beginning in 2005, we report investments in auction rate securities as "Short-term investments" rather than our previous practice of reporting these investments as part of "Cash and cash equivalents" in our Consolidated Balance Sheets. As a result, we reclassified $522.6 million from "Cash and cash equivalents" to "Short-term investments" in our Consolidated Balance Sheets at December 31, 2004. Also, our cash flows from investing activities now include purchases and sales of auction rate securities. This reclassification has no affect on our previously reported total current assets, total assets, working capital or results of operations and does not affect previously reported cash flows from operating or financing activities.

        Prior period financial statements have been reclassified to conform to the current period presentation.

Note 2: Accounting Change

Subscriber Acquisition, Upgrade and Retention Costs

        Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance of $503.9 million that was included in "Prepaid expenses and other" in our Consolidated Balance Sheets as a cumulative effect of accounting change. The amount of the cumulative effect was $310.5 million, net of taxes.

        Had the change in accounting for subscriber acquisition, upgrade and retention costs been applied retroactively, our net loss would have been $341.6 million and our loss per common share would have been $0.25 for the six month period ended June 30, 2004.

New Accounting Standard

        In May 2005, the Financial Accounting Standards Board issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," or SFAS No. 154. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated results of operations or financial position.

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

        DTVLA's local operating company in Brazil, DIRECTV Brasil, and Sky Brasil have agreed to merge, with our DIRECTV Brasil subscribers migrating to the Sky Brasil platform. In addition, we have agreed to acquire the interests of News Corporation and Liberty in Sky Brasil. Upon completion of these transactions, we expect to acquire in excess of 70% of the equity of the merged platform. The transactions in Brazil are subject to local regulatory approval, which has been requested but not yet granted. We intend to consolidate the operations of Sky Brasil only upon receipt of approval from the appropriate regulatory bodies. If we do not obtain required regulatory approvals, we may consider selling or ceasing the operations of DIRECTV Brasil with the expectation that following such an alternative transaction, we would be able to obtain regulatory approval to purchase the interests of News Corporation and Liberty in Sky Brasil.

        DTVLA's local operating company in Mexico, DIRECTV Mexico, is in the process of closing its operations and has sold its subscriber list to Sky Mexico. In addition, we plan to acquire the interest of News Corporation and, jointly with Televisa, the interest of Liberty in Sky Mexico. In exchange for the subscriber list, we received a five year variable note receivable from Sky Mexico that can be exchanged for an equity interest in Sky Mexico of up to 15%. The value of the note and the amount of equity we expect to receive is adjusted based upon the successful migration and retention of DIRECTV Mexico's subscribers to Sky Mexico and is subject to final verification, which we expect to occur in early 2006. The value of the equity is in excess of the discounted value of the variable five year note, which can only be converted upon final verification and agreement of the number of subscribers who meet the retention requirement. We expect to recognize a gain of up to $131 million related to the sale of the subscriber list, based upon the projected number of migrated subscribers that will meet the minimum retention criteria as follows: $28.3 million, which we recognized in the second quarter of 2005, up to $40 million in the second half of 2005 and up to $63 million in the first quarter of 2006 upon the exchange of the note for equity. The $28.3 million gain for the second quarter of 2005 was recorded in "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations. In total, we anticipate having an equity interest of up to 41% in Sky Mexico, which we will account for under the equity method of accounting.

        In the rest of the region, or PanAmericana, we have acquired the interests of News Corporation and Liberty and have agreed to acquire the interests of Globo and Televisa in Sky Multi-Country Partners and certain related businesses, which own DTH platforms in Colombia and Chile. We began consolidating the Sky Multi-Country Partners and certain related entities on October 8, 2004 when we obtained control of these entities. DTVLA is in the process of migrating Sky Chile subscribers to the DTVLA platform. In Colombia, the transaction is subject to regulatory approval, which is in the process of being finalized. We expect subscriber migrations in both countries to be completed in 2005.

        We expect to pay a total of approximately $580.0 million in cash to acquire the equity interests of News Corporation and Liberty, including $362.0 million for the interests in Sky Brasil and $315.0 million for the interests in Sky Mexico, offset by the assumption of approximately $97 million in net liabilities of Sky Multi-Country Partners and certain related entities. In the fourth quarter of 2004, we paid $398.0 million of the total cash consideration, which includes a $362.0 million prepayment of the purchase price for the Sky Brasil interests and $30.0 million for the acquisition of Sky Multi-Country partners and related entities. The remaining cash payment for the Sky Mexico interests will be reduced by a $127.0 million reimbursement due from News Corporation as consideration for our assumption of certain liabilities of Sky Multi-Country partners at the completion of the transactions. The prepayments we made related specifically to our acquisition of the Sky Brasil interests will be refunded to us by News Corporation and Liberty should the transactions be terminated due to the inability to obtain local regulatory approval. In addition, we have agreed to guarantee all of Sky Brasil's approximately $210.0 million of outstanding bank debt as well as all of their long-term transponder obligations upon receipt of local regulatory approval and upon successful completion of the transaction with Sky Mexico, we have agreed to guarantee our attributable share of Sky Mexico's long-term transponder obligations in proportion to our ownership percentage. We have recorded the $362.0 million prepaid purchase price and the present value of News Corporation's future reimbursement related to our assumption of certain liabilities of Sky Multi-Country Partners and certain related entities in "Investments and Other Assets" in our Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004. The allocation of purchase price related to the Sky transactions will be finalized after the transactions in Mexico and Brazil have been completed.

        Darlene Investments LLC, or Darlene, has filed suit alleging fraud, self-dealing and violation of fiduciary, contractual and other duties against us and certain of our subsidiaries (including DIRECTV Latin America, LLC, or DLA LLC), News Corporation and others seeking, among other things, injunctive relief to preclude the consummation of the Sky Transactions. Darlene owns approximately 14.1% of DLA LLC and we own the remaining interest. See Note 8 for more information.

  NRTC Contract Rights and Member Subscribers

        Effective June 1, 2004, DIRECTV U.S. and the National Rural Telecommunications Cooperative, or NRTC, agreed to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC approximately $4.4 million per month through June 2011. As a result of this agreement, DIRECTV U.S. now has the right to sell its services in all territories across the United States. In conjunction with the agreement, DIRECTV U.S. recorded $334.1 million as distribution rights in "Intangible Assets, net" in our Consolidated Balance Sheets. DIRECTV U.S. is amortizing the distribution rights intangible asset to expense over seven years, which represents the remaining life of the DIRECTV service distribution agreement.

        In connection with the NRTC transaction described above, during the second and third quarters of 2004, all NRTC members, representing approximately 357,000 subscribers, excluding Pegasus Satellite Television, Inc., or Pegasus, elected to sell their subscribers to DIRECTV U.S. As a result, DIRECTV U.S. recorded a subscriber related intangible asset in "Intangible Assets, net" in our Consolidated Balance Sheets amounting to $385.5 million, which is being amortized over the estimated subscriber lives of approximately six years. DIRECTV U.S. is paying certain NRTC members who elected a long-term payment option over seven years.

        As a result of the above transactions, at June 30, 2005, DIRECTV U.S. owes the NRTC and its members who elected the long-term payment option $456.7 million, excluding interest, which is payable approximately as follows: $32.2 million for the remainder of 2005, $67.1 million in 2006, $71.2 million in 2007, $75.5 million in 2008, $80.2 million in 2009 and $130.5 million thereafter. These amounts are recorded in "Accrued liabilities and other" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets.

  Pegasus Subscribers

        On August 27, 2004, DIRECTV U.S. acquired the subscribers and certain assets, consisting primarily of subscriber accounts receivable, of Pegasus for a total purchase price of $987.9 million. The total cash consideration DIRECTV U.S. paid to Pegasus amounted to $773.0 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services, and a May 2004 $63 million judgment in favor of DIRECTV U.S. As a result of the transaction, DIRECTV U.S. recorded a subscriber related intangible asset in "Intangible Assets, net" in our Consolidated Balance Sheets amounting to $951.3 million, which DIRECTV U.S. is amortizing over the estimated subscriber lives of approximately five years.

  72.5 WL Orbital License

        As part of an arrangement with Telesat Canada, or Telesat, a Canadian telecommunications and broadcast services company, DIRECTV U.S. agreed to provide Telesat the use of the DIRECTV 3 satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV U.S. to use its 72.5 degrees west longitude, or WL, orbital location through 2008. As additional consideration for DIRECTV U.S.' use of 72.5 WL, DIRECTV U.S. also agreed to allow Telesat to use DIRECTV 5 or a similar satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the FCC in the third quarter of 2004, DIRECTV U.S. transferred DIRECTV 3 to Telesat and relocated DIRECTV 5, which was also an in-orbit spare, to 72.5 WL to provide additional local channels and other programming in the United States. DIRECTV U.S. recorded these transactions as an exchange of similar productive assets based on the net book values of the assets exchanged. As a result, during the third quarter of 2004, we recorded a $162.6 million 72.5 WL orbital license intangible asset, which is equal to the $71.5 million net book value of the DIRECTV 3 satellite transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the transferred satellite over the five year lease period. DIRECTV U.S. is amortizing the 72.5 WL orbital license intangible asset over the four year contract period and will recognize the deferred lease revenues as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

Divestitures

  Hughes Network Systems—SkyTerra Transaction

        On December 6, 2004, we announced an agreement, which we refer to as the SkyTerra transaction, to sell a 50% interest in a new entity that owns substantially all of the remaining net assets of HNS, including the assets of the SPACEWAY business, to SkyTerra Communications, Inc., or SkyTerra, an affiliate of Apollo Management. The assets of the SPACEWAY business exclude rights to the first two satellites designed for the SPACEWAY program, SPACEWAY 1 and SPACEWAY 2, which will be used to support DIRECTV U.S.' DTH satellite broadcasting business. The SPACEWAY assets include the rights related to the third SPACEWAY satellite that is currently under construction, as well as rights to a contemplated fourth SPACEWAY satellite and certain ground equipment and related intellectual property. On April 22, 2005, upon receipt of regulatory approval and completion of the required financing transactions, we completed the contribution of the HNS net assets to Hughes Network Systems LLC, or HNS LLC, and the sale of the 50% interest in HNS LLC to SkyTerra. In exchange for our 50% interest in HNS LLC, we received total proceeds of $257.4 million, including cash of $246.0 million, which is net of closing adjustments, and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million. The proceeds remain subject to adjustment based on a working capital calculation required by the agreement.

        We recorded pre-tax charges of $4.4 million during the three month period ended June 30, 2005 and $25.3 million during the six month period ended June 30, 2005 to "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations primarily related to an increase in the book value of the assets contributed in excess of the fair value indicated by the sale price. Including the $25.3 million of charges in 2005 and the $190.6 million charge we recorded upon announcement of this transaction in the fourth quarter of 2004, the total impairment charge related to this transaction was $215.9 million.

        Also, as a result of this transaction, we recorded $3.4 million of pension related charges during the second quarter of 2005 to "General and administrative expenses" in our Consolidated Statements of

Operations and expect to record additional pension settlement charges of up to $13.9 million during the remainder of 2005.

        The carrying amounts of major classes of HNS' assets and liabilities that were included in "Assets of business held for sale" and "Liabilities of business held for sale" in our Consolidated Balance Sheets as December 31, 2004 were as follows:

December 31, 2004
(Dollars in Millions)
Total current assets	$314.3
Total assets	521.1
Total current liabilities	204.9
Total liabilities	240.6

  Hughes Network Systems—Set-Top Receiver Manufacturing Operations

        As part of our sale of HNS' set-top receiver manufacturing operations to Thomson for $250 million in cash in June 2004, DIRECTV U.S. entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of the HNS assets sold of approximately $200 million have been deferred and will be recognized over the term of the Agreement, as described below. As part of the Agreement, DIRECTV U.S. can earn a $50 million rebate from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers equal at least $4 billion over the initial five year contract term plus an optional one year extension period, or the Contract Term. DIRECTV U.S. can also earn, on a pro rata basis, an additional $50 million rebate, which was reduced from $100 million in June 2005 in connection with an amendment of the Agreement to, among other things, reduce current prices of set-top receivers to DIRECTV U.S., from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers were in excess of $4 billion and up to $6 billion during the Contract Term. The $200 million of deferred proceeds have been recorded in "Accrued liabilities and other" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets and is recognized as an offset to "Subscriber acquisition costs" and/or "Upgrade and retention costs" in our Consolidated Statements of Operations, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $50 million rebate during the initial contract period. DIRECTV U.S. records a proportionate amount of the $50 million rebate as a credit to "Subscriber acquisition costs" and/or "Upgrade and retention costs" in our Consolidated Statements of Operations upon set-top receiver activation over the initial contract period with a corresponding entry to "Accounts and notes receivable, net" in our Consolidated Balance Sheets. As a result, DIRECTV U.S. recognized $10.1 million during the three months ended June 30, 2005 and $22.4 million during the six months ended June 30, 2005 of the $200 million deferral and the $50 million rebate during the initial contract period in our Consolidated Statements of Operations.

        As we expect to have significant continuing cash flows associated with the set-top receiver manufacturing operations resulting from the Agreement, the financial results of the set-top receiver manufacturing operations prior to June 2004 are reported in continuing operations, and not as a discontinued operation.

        HNS' operating results are included in continuing operations in our Consolidated Statements of Operations through April 22, 2005. The following table sets forth our pro forma revenues and operating profit (loss) excluding the HNS operations that were contributed as part of the SkyTerra transaction and HNS' set-top receiver manufacturing operations that were sold in June 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Millions)
Revenues	$3,143.6	$2,384.0	$6,128.0	$4,626.9
Operating Profit (Loss)	319.6	2.8	318.2	(76.9)

  Hughes Software Systems

        On June 8, 2004, we entered into an agreement to sell our 55% ownership interest in HSS for $226.5 million in cash. We received the $226.5 million of cash proceeds in June 2004 and recognized an after-tax gain of approximately $90.7 million in the third quarter of 2004 upon completion of all substantive requirements and transfer of control.

        The operating results of HSS, which we include in discontinued operations, were as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Dollars in Millions)
Revenues	$8.4	$26.0

Income before income taxes	$0.2	$5.4
Income tax expense	—	(0.6)
Minority interests and other	(0.1)	(2.1)

Net income from discontinued operations, net of taxes	$0.1	$2.7

  PanAmSat

        On April 20, 2004, we and PanAmSat announced the signing of a definitive agreement that provided for the sale of our approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P. We recorded the expected loss on this transaction of $478.6 million, net of a tax benefit of $291.0 million, in the quarter ended March 31, 2004, as a charge to "Loss from discontinued operations, net of taxes" in our Consolidated Statements of Operations. The expected loss on this transaction increased during the second quarter of 2004 by $41.4 million, net of a tax benefit of $6.9 million, to $520.0 million as a result of an increase in the net book value of PanAmSat in excess of the sale price during the quarter. On August 20, 2004, we completed the sale and received approximately $2.64 billion in cash.

        The operating results of PanAmSat, which we include in discontinued operations, were as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Dollars in Millions)
Revenues	$206.9	$412.3

Income before income taxes	$81.9	$21.9
Income tax (expense) benefit	(25.0)	3.1
Minority interests and other	(11.3)	(6.9)

Net income from discontinued operations, net of taxes	$45.6	$18.1

  Other Discontinued Operations

        As discussed in more detail in Note 8, during the second quarter of 2005, we recorded a $31.3 million gain in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations that resulted from a favorable tax settlement.

        "Income (loss) from discontinued operations, net of taxes," as reported in our Consolidated Statements of Operations, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Millions, Except Per Share Amounts)
Income from discontinued operations, net of taxes	$—	$45.7	$—	$20.8
Gain (loss) on sale of discontinued operations, net of taxes	31.3	(41.4)	31.3	(520.0)

Income (loss) from discontinued operations, net of taxes	$31.3	$4.3	$31.3	$(499.2)

Basic and Diluted Loss Per Common Share
Income from discontinued operations, net of taxes	$—	$0.03	$—	$0.02
Gain (loss) on sale of discontinued operations, net of taxes	0.02	(0.03)	0.02	(0.38)

Income (loss) from discontinued operations, net of taxes	$0.02	$—	$0.02	$(0.36)

Note 4: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by reporting unit for the six months ended June 30, 2005 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of January 1, 2005	$3,031.7	$12.4	$3,044.1
Additions	—	1.2	1.2

Balance as of June 30, 2005	$3,031.7	$13.6	$3,045.3

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		June 30, 2005			December 31, 2004
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
DIRECTV U.S.
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital License	4	162.6	34.7	127.9	162.6	15.1	147.5
Subscriber Related	5-6	1,336.8	221.2	1,115.6	1,336.8	93.9	1,242.9
Dealer Network	15	130.0	48.5	81.5	130.0	43.8	86.2
Distribution Rights	7	334.1	51.2	282.9	334.1	27.5	306.6
Corporate and Other
Intangible Pension Asset	—	11.5	—	11.5	11.5	—	11.5

Total Intangible Assets		$2,438.0	$386.2	$2,051.8	$2,438.0	$210.9	$2,227.1

        Amortization expense for intangible assets was $87.6 million and $175.3 million for the three month and six month periods ended June 30, 2005, respectively, and $11.8 million and $30.3 million for the three month and six month periods ended June 30, 2004, respectively.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $175.2 million in the remainder of 2005; $350.5 million in 2006; $350.5 million in 2007; $340.8 million in 2008; $247.8 million in 2009; and $143.1 million thereafter.

Note 5: Investments

        During the six months ended June 30, 2005, we sold all of our investment in redeemable preference shares of Tata Teleservices Limited, or TTSL, for $113.1 million in cash. As a result, we recognized a net pre-tax loss of $0.6 million in "Other, net" in our Consolidated Statements of Operations during the six months ended June 30, 2005.

        On January 28, 2004, we sold 10,000,000 shares of XM Satellite Radio Holdings, Inc., or XM Satellite Radio, common stock for $254.4 million. On March 25, 2004, we sold our remaining 9,014,843 shares of XM Satellite Radio common stock for $223.1 million. As a result of these transactions, we recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in "Other, net" in our Consolidated Statements of Operations. In addition, we sold other equity investments for $33.0 million and recorded a pre-tax gain of $9.4 million in "Other, net" in our Consolidated Statements of Operations during the six months ended June 30, 2004.

Note 6: Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at June 30, 2005	June 30, 2005	December 31, 2004
		(Dollars in Millions)
Short-term borrowings	7.92%-11.94%	$2.9	$8.4
Current portion of long-term debt	4.79%	2.8	11.4

Total short-term borrowings and current portion of long-term debt		$5.7	$19.8

Long-Term Debt

	Interest Rates at June 30, 2005	June 30, 2005	December 31, 2004
		(Dollars in Millions)
8.375% senior notes	8.375%	$910.0	$1,400.0
6.375% senior notes	6.375%	1,000.0	—
Credit facility	4.79%	1,500.0	1,011.8
Other debt	8.22%-12.48%	4.5	9.1

Total long-term debt		3,414.5	2,420.9
Less current portion		2.8	11.4

Long-term debt		$3,411.7	$2,409.5

        During the second quarter of 2005, we refinanced a significant portion of our outstanding debt, as discussed in more detail below. As of June 30, 2005, our outstanding debt included the following notes payable and credit facility:

        Notes Payable.    Our $910.0 million in registered senior notes outstanding at June 30, 2005 are due in 2013, bear interest at 8.375%, and are referred to as the 8.375% senior notes. Principal on the 8.375% senior notes is payable upon maturity, while interest is payable semi-annually.

        Our $1,000.0 million in unregistered senior notes outstanding at June 30, 2005 are due in 2015, bear interest at 6.375%, and are referred to as the 6.375% senior notes. Principal on the 6.375% senior notes is payable upon maturity, while interest is payable semi-annually beginning December 15, 2005.

        The 8.375% senior notes and the 6.375% senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV U.S.' material domestic subsidiaries.

        We entered into a registration rights agreement with the initial purchasers of the 6.375% senior notes, which requires us to file an exchange offer registration statement relating to the 6.375% senior notes. Once the exchange offer registration statement becomes effective and the exchange offer begins, the existing holders of the 6.375% senior notes will be offered the opportunity to participate in the exchange offer on the terms and conditions specified in the exchange offer registration statement and exchange our existing 6.375% senior notes for registered notes with identical terms, except that the registered notes will have been registered under the Securities Act of 1933, as amended, and will not bear the legends restricting their transfer.

        The fair value of our 8.375% senior notes was approximately $1,008.3 million at June 30, 2005 with a carrying value of $910.0 million and $1,569.8 million at December 31, 2004 with a carrying value of $1,400.0 million. The fair value of our 6.375% senior notes was approximately $993.0 million at June 30, 2005 with a carrying value of $1,000.0 million. The fair values were calculated based on quoted market prices on those dates.

        Credit Facility.    At June 30, 2005, our senior secured credit facility consisted of a $500.0 million six-year Term Loan A, a $1,000.0 million eight-year Term Loan B and a $500.0 million undrawn six-year revolving credit facility. The senior secured credit facility bears interest at a rate equal to London InterBank Offered Rate, or LIBOR, plus 1.50% and requires us to pay a commitment fee of 0.25% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and is fully and unconditionally guaranteed, jointly and severally, by all of DIRECTV U.S.' material domestic subsidiaries.

        Our short-term borrowings, notes payable, credit facility and other borrowings mature as follows: $1.2 million in the remainder of 2005; $10.5 million in 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009 and $3,247.2 million thereafter. The unamortized bond premium included in other debt as of June 30, 2005 was $3.3 million. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we are required to make at each year end under the credit agreement.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with its covenants, all or a portion of the borrowings under the senior notes and senior secured credit facility could become immediately payable and the revolving credit facility could be terminated. At June 30, 2005, we were in compliance with all such covenants.

        Refinancing Transactions.    In April 2005, we replaced our prior credit facility with the senior secured credit facility described above. The senior secured credit facility was initially comprised of a $500.0 million six-year Term Loan A, a $1,500.0 million eight-year Term Loan B, both of which were fully funded, and a $500.0 million undrawn six-year revolving credit facility. We used a portion of the $2,000.0 million proceeds from the transaction to repay our prior credit facility which had a then outstanding balance of $1,001.6 million, and to pay related financing costs and accrued interest. Borrowings under the prior credit facility bore interest at a rate equal to LIBOR plus 1.75%.

        On May 19, 2005, we redeemed $490.0 million of our then-outstanding $1,400.0 million 8.375% senior notes at a redemption price of 108.375% plus accrued and unpaid interest, for a total of $538.3 million.

        On June 15, 2005, we issued the $1,000.0 million of 6.375% senior notes in a private placement transaction. We used a portion of the proceeds from the transaction to repay $500.0 million of the Term Loan B portion of our senior secured credit facility and to pay related financing costs.

        The repayment of our prior senior secured credit facility, the partial repayment of our senior secured credit facility and the partial redemption of our 8.375% senior notes resulted in a second quarter of 2005 pre-tax charge of approximately $64.9 million ($40.0 million after tax) of which $41.0 million was associated with the premium paid for the redemption of our 8.375% senior notes and $23.9 million with the write-off of a portion of our deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        As of June 30, 2005, restricted cash of $24.7 million was included as part of "Prepaid expenses and other" and $6.8 million was included in "Investments and Other Assets" in our Consolidated Balance Sheets. These deposits secure certain of our letters of credit and obligations and our majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries' obligations are satisfied or terminated.

Note 7: Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the period	$3.0	$5.2	$11.3	$12.2
Interest accrued on benefits earned in prior periods	5.3	10.1	18.4	18.8
Expected return on assets	(4.6)	(9.6)	(16.5)	(17.2)
Amortization components
Amount resulting from changes in plan provisions	0.4	(0.9)	1.2	1.2
Net amount resulting from changes in plan experience and actuarial assumptions	1.0	1.7	3.2	2.3

Subtotal	5.1	6.5	17.6	17.3
Other costs
Settlement costs	—	—	5.5	14.8
Contractual termination benefit costs	3.4	—	3.4	9.4

Net periodic benefit cost	$8.5	$6.5	$26.5	$41.5

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the period	$0.1	$—	$0.2	$0.1
Interest accrued on benefits	0.2	0.3	0.5	0.6

Subtotal	0.3	0.3	0.7	0.7
Other Cost
Curtailment benefit	(0.5)	—	(0.5)	—

Net periodic benefit cost	$(0.2)	$0.3	$0.2	$0.7

        The pension settlement and contractual termination benefits costs recognized during the first six months of 2005 are attributable to benefits paid to participants of the contributory plan who recently retired and as a result of the SkyTerra transaction described in Note 3. The pension settlement and contractual termination benefit costs recognized during the first six months of 2004 are attributable to benefits provided to participants of the contributory plan who were terminated as part of headcount reductions following the completion of the News Corporation transactions.

Employer Contributions

        In July 2005, we decided to increase our previously disclosed contribution to our qualified plans to $68.7 million, and we now expect to contribute $21.4 million to the nonqualified pension plans in 2005. During the six months ended June 30, 2005, we contributed $14.4 million to our nonqualified pension plans. In July, we funded the $68.7 million contribution to our qualified pension plan and expect to fund the remaining $7.0 million contribution to the nonqualified pension plan during the second half of 2005.

Note 8: Commitments and Contingencies

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2005. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        On October 18, 2004, Darlene filed suit in the circuit court for Miami-Dade County, Florida, against us and certain of our subsidiaries (including DLA LLC), News Corporation, and others, or collectively the Defendants. The suit alleges fraud and violation of fiduciary, contractual and other duties owed Darlene and to DLA LLC by one or more of the Defendants. We and certain other defendants had removed the matter to the U.S. District Court for the Southern District of Florida, but the case has been remanded to the state circuit court. We and certain other defendants have filed motions to compel arbitration of certain of the claims and to dismiss others for improper venue, and the state circuit judge has taken these motions under consideration and has ordered mediation.

        Among other things, Darlene alleges that one or more of the Defendants engaged in self-dealing for several years, and the Sky Transactions were negotiated in a manner and yielded a result that was unfair to DLA LLC and its members. Darlene further alleges that we entered into an oral put agreement that would have required DLA LLC to acquire Darlene's interest in DLA LLC based on a specific pricing formula and that Darlene was fraudulently induced to release its rights under that put and other rights. Darlene seeks injunctive relief to preclude DLA LLC from consummating the Sky Transactions, $1 billion in damages and other relief. As part of the Sky Transactions, we have agreed to indemnify News Corporation against certain claims, including claims by Darlene against News Corporation. We believe Darlene's claims are without merit and we are defending against these claims.

        In June 2005, we filed a demand for arbitration under the terms of the dispute resolution provision of the DLA LLC limited liability company agreement. No arbitrators have been selected and Darlene has not answered the demand. Also in June 2005, we filed suit against Darlene in the United States District Court for the Southern District of New York seeking specific performance and declaratory relief with respect to the release agreement and covenant not to sue executed by Darlene in February 2004 in connection with the DLA LLC reorganization and related transactions described in Note 10. Darlene has not answered the suit.

Income Tax Matters

        In the second quarter of 2005 a settlement was reached in connection with adjustments proposed by the IRS for the tax years 1991 through 1994 in regards to the determination and allocation of the purchase price with respect to a prior business acquisition. As a result of the favorable settlement, we recognized an income tax benefit of approximately $31.3 million which was reported in "Income from discontinued operations, net of taxes" on our Consolidated Statements of Operations.

        As part of the sale of our interest in PanAmSat, we agreed to indemnify PanAmSat for certain taxes related to periods ending on or prior to the day of the closing in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. The Indian government has assessed approximately $46.3 million of withholding taxes against PanAmSat, including interest for the 1997 to 2001 tax years. These assessments have been appealed and PanAmSat is contesting the imposition of such taxes. These assessments would be subject to the indemnification provided by us. If unsuccessful in its contest, PanAmSat could be subject to comparable claims for subsequent years, which would include additional years covered by the indemnification agreement.

        While the outcome of this and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material impact on our consolidated results of operations or financial position.

Satellites

        We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2005, the net book value of uninsured satellites amounted to $605.7 million.

Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $28.5 million which were undrawn at June 30, 2005.

        At June 30, 2005, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $624.5 million, payable as follows: $41.0 million in the remainder of 2005, $86.1 million in 2006, $87.3 million in 2007, $79.2 million in 2008, $68.0 million in 2009 and $262.9 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Our rental expense under operating leases, net of sublease income, was $12.1 million for the three months ended June 30, 2005 and $19.1 million for the three months ended June 30, 2004. Our rental expense under operating leases, net of sublease income, was $28.7 million for the six months ended June 30, 2005 and $33.1 million for the six months ended June 30, 2004.

        We have minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, telemetry, tracking and control services, or TT&C, services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. As of June 30, 2005, minimum payments over the terms of applicable contracts are anticipated to be approximately $5,573.2 million, payable as follows: $658.9 million in the remainder of 2005, $853.8 million in 2006, $929.4 million in 2007, $919.7 million in 2008, $874.7 million in 2009 and $1,336.7 million thereafter.

Note 9: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell, system access cards, rights to distribute broadcast programming, television advertising, broadcast engineering and production services, software, subscription services, equipment, inventory and other telecommunication services. As of June 30, 2005, we had the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; and sublease of facilities.

        News Corporation and its affiliates are considered related parties because they own approximately 34% of our outstanding common outstanding stock. Additionally, as an equity method investee, HNS LLC is considered a related party after April 22, 2005.

        The following table summarizes sales and purchase transactions with related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Millions)
Sales	$4.7	$2.6	$10.8	$4.2
Purchases	184.6	104.0	339.2	181.9

        The following table sets forth the amount of assets and liabilities resulting from transactions with related parties for the periods presented:

	June 30, 2005	December 31, 2004
	(Dollars in Millions)
Accounts receivable	$9.7	$4.6
Accounts payable	110.0	101.3

        The accounts receivable and accounts payable balances as of June 30, 2005 and December 31, 2004 are primarily related to affiliates of News Corporation.

        In addition to the items described above, we have agreed to purchase News Corporation's interests in the Sky Latin America businesses for cash payments totaling $500.5 million, of which we paid $342.5 million during the fourth quarter of 2004. During the six months ended June 30, 2005 and 2004, we have also recorded stock-based compensation costs associated with former employees of News Corporation who became our employees and retained their News Corporation stock options.

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

        Reorganization (expense) income reported in our Consolidated Statements of Operations was $(1.8) million and $43.4 million for the three month and six month periods ended June 30, 2004, respectively. Reorganization (expense) income for the six month period ended June 30, 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the reorganization. Cash payments of $1.1 million and $200.8 million were made during the three month and six month periods ended June 30, 2004, respectively, including payments made to Grupo Clarín S.A., or Clarin, and Raven Media, an affiliate of Clarin, to settle claims made by each during the bankruptcy proceedings.

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

Note 11: Earnings (Loss) Per Common Share

        We compute Basic Earnings (Loss) Per Common Share, or EPS, by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which we exclude from the computation in loss periods as their effect would be antidilutive. We also exclude common stock options from the computation of diluted EPS when the exercise price is greater than the average market price of our common stock. Our existing common equivalent shares consist entirely of common stock options and restricted stock units issued to employees.

        For the three months ended June 30, 2005, options to purchase 70.1 million shares of common stock were excluded from the calculation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. For the three months ended June 30, 2004, options to purchase 92.9 million shares of common stock and 7.6 million restricted stock units were excluded from the calculation of diluted EPS because they were antidilutive.

        For the six months ended June 30, 2005, options to purchase 70.1 million shares of common stock were excluded from the calculation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. For the six months ended June 30, 2004, options to purchase 63.4 million shares of common stock were excluded from the calculation of diluted EPS because the options' exercise price was greater than the average market price of the common stock.

        The following table sets forth comparative information regarding common shares outstanding based on the number of our common shares outstanding during the periods presented:

	Six Months Ended June 30,
	2005	2004
	(Shares in Millions)
Common shares outstanding at January 1	1,385.8	1,383.6
Increase for stock options exercised and other	2.6	1.4

Common shares outstanding at June 30	1,388.4	1,385.0

Weighted average number of common shares outstanding	1,386.8	1,384.3

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income (Loss)	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended June 30, 2005:
Basic EPS
Income from continuing operations before cumulative effect of accounting change	$130.2	1,387.6	$0.10
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5.9	—

Diluted EPS
Adjusted income from continuing operations before cumulative effect of accounting change	$130.2	1,393.5	$0.10

Three Months Ended June 30, 2004:
Basic EPS
Loss from continuing operations before cumulative effect of accounting change	$(17.6)	1,384.6	$(0.01)
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	—	—

Diluted EPS
Adjusted loss from continuing operations before cumulative effect of accounting change	$(17.6)	1,384.6	$(0.01)

	Income (Loss)	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Six Months Ended June 30, 2005:
Basic EPS
Income from continuing operations before cumulative effect of accounting change	$88.8	1,386.8	$0.07
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.0	—

Diluted EPS
Adjusted income from continuing operations before cumulative effect of accounting change	$88.8	1,392.8	$0.07

Six Months Ended June 30, 2004:
Basic EPS
Income from continuing operations before cumulative effect of accounting change	$157.6	1,384.3	$0.11
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.7	—

Diluted EPS
Adjusted income from continuing operations before cumulative effect of accounting change	$157.6	1,391.0	$0.11

Note 12: Comprehensive Income (Loss)

        Total comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$161.5	$(13.3)	$120.1	$(652.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	4.3	5.6	5.2	9.5
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains (losses)	1.0	(10.4)	0.6	(4.6)
Less: reclassification adjustment for net (gains) losses recognized during the period	(0.6)	(2.8)	0.4	(243.1)

Other comprehensive income (loss)	4.7	(7.6)	6.2	(238.2)

Total comprehensive loss	$166.2	$(20.9)	$126.3	$(890.3)

Note 13. Segment Reporting

        Our three business segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S. and DIRECTV Latin America, which are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers, and through April 22, 2005, the Network Systems segment, a provider of satellite-based private business networks and broadband Internet access. As a result of the SkyTerra transactions described in Note 3, after April 22, 2005, we no longer consolidate HNS, which formerly comprised the Network Systems segment. Eliminations and other includes the corporate office and other entities.

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

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2005
External Revenues	$2,959.2	$183.5	$45.2	$—	$3,187.9
Intersegment Revenues	1.3	—	—	(1.3)	—

Revenues	$2,960.5	$183.5	$45.2	$(1.3)	$3,187.9

Operating Profit (Loss)	$333.2	$4.0	$(8.0)	$(17.6)	$311.6
Add: Depreciation and amortization	171.4	41.3	—	(1.6)	211.1

Operating Profit (Loss) Before Depreciation and Amortization(1)	$504.6	$45.3	$(8.0)	$(19.2)	$522.7

June 30, 2004
External Revenues	$2,208.4	$167.4	$267.0	$—	$2,642.8
Intersegment Revenues	8.5	—	97.3	(105.8)	—

Revenues	$2,216.9	$167.4	$364.3	$(105.8)	$2,642.8

Operating Profit (Loss)	$63.3	$(15.7)	$(37.3)	$(38.6)	$(28.3)
Add: Depreciation and amortization	111.7	45.7	15.9	(1.8)	171.5

Operating Profit (Loss) Before Depreciation and Amortization(1)	$175.0	$30.0	$(21.4)	$(40.4)	$143.2

Six Months Ended:
June 30, 2005
External Revenues	$5,757.0	$367.4	$211.4	$—	$6,335.8
Intersegment Revenues	4.3	—	—	(4.3)	—

Revenues	$5,761.3	$367.4	$211.4	$(4.3)	$6,335.8

Operating Profit (Loss)	$371.6	$(9.5)	$(60.8)	$(43.9)	$257.4
Add: Depreciation and amortization	348.6	77.4	—	(2.9)	423.1

Operating Profit (Loss) Before Depreciation and Amortization(1)	$720.2	$67.9	$(60.8)	$(46.8)	$680.5

June 30, 2004
External Revenues	$4,277.3	$329.8	$528.9	$—	$5,136.0
Intersegment Revenues	20.4	—	152.1	(172.5)	—

Revenues	$4,297.7	$329.8	$681.0	$(172.5)	$5,136.0

Operating Profit (Loss)	$84.7	$(47.0)	$(51.5)	$(110.7)	$(124.5)
Add: Depreciation and amortization	235.5	92.6	33.6	(4.6)	357.1

Operating Profit (Loss) Before Depreciation and Amortization(1)	$320.2	$45.6	$(17.9)	$(115.3)	$232.6

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

        The following represents a reconciliation of Operating Profit Before Depreciation and Amortization to reported Net Income (Loss) in our Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Operating Profit Before Depreciation and Amortization	$522.7	$143.2	$680.5	$232.6
Depreciation and amortization	211.1	171.5	423.1	357.1

Operating Profit (Loss)	311.6	(28.3)	257.4	(124.5)
Interest income	31.0	4.7	53.1	10.4
Interest expense	(60.2)	(20.6)	(115.5)	(43.9)
Reorganization (expense) income	—	(1.8)	—	43.4
Other, net	(71.9)	5.3	(73.6)	396.9

Income (Loss) from Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	210.5	(40.7)	121.4	282.3
Income tax (expense) benefit	(75.6)	20.1	(31.9)	(127.0)
Minority interests in net (earnings) losses of subsidiaries	(4.7)	3.0	(0.7)	2.3

Income (loss) from continuing operations before cumulative effect of accounting change	130.2	(17.6)	88.8	157.6
Income (loss) from discontinued operations, net of taxes	31.3	4.3	31.3	(499.2)

Income (loss) before cumulative effect of accounting change	161.5	(13.3)	120.1	(341.6)
Cumulative effect of accounting change, net of taxes	—	—	—	(310.5)

Net Income (Loss)	$161.5	$(13.3)	$120.1	$(652.1)

* * *

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$3,187.9	$2,642.8	$6,335.8	$5,136.0
Operating Costs and Expenses, exclusive of depreciation and amortization expenses shown separately below
Broadcast programming and other costs of sale	1,238.9	1,131.2	2,583.8	2,245.3
Subscriber service expenses	230.9	179.2	463.0	335.2
Subscriber acquisition costs:
Third party customer acquisitions	482.7	459.5	1,081.7	910.5
Direct customer acquisitions	161.4	163.1	323.6	315.8
Upgrade and retention costs	226.5	230.3	481.0	406.9
Broadcast operations expenses	63.2	50.5	125.4	95.8
General and administrative expenses	285.5	285.8	599.8	593.9
(Gain) loss from asset sales and impairment charges, net	(23.9)	—	(3.0)	—
Depreciation and amortization	211.1	171.5	423.1	357.1

Total Operating Costs and Expenses	2,876.3	2,671.1	6,078.4	5,260.5

Operating Profit (Loss)	311.6	(28.3)	257.4	(124.5)
Interest income	31.0	4.7	53.1	10.4
Interest expense	(60.2)	(20.6)	(115.5)	(43.9)
Reorganization (expense) income	—	(1.8)	—	43.4
Other, net	(71.9)	5.3	(73.6)	396.9

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	210.5	(40.7)	121.4	282.3
Income tax (expense) benefit	(75.6)	20.1	(31.9)	(127.0)
Minority interests in net (earnings) losses of subsidiaries	(4.7)	3.0	(0.7)	2.3

Income (loss) from continuing operations before cumulative effect of accounting change	130.2	(17.6)	88.8	157.6
Income (loss) from discontinued operations, net of taxes	31.3	4.3	31.3	(499.2)

Income (loss) before cumulative effect of accounting change	161.5	(13.3)	120.1	(341.6)
Cumulative effect of accounting change, net of taxes	—	—	—	(310.5)

Net Income (Loss)	$161.5	$(13.3)	$120.1	$(652.1)

Basic and Diluted Loss Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.10	$(0.01)	$0.07	$0.11
Income (loss) from discontinued operations, net of taxes	0.02	—	0.02	(0.36)
Cumulative effect of accounting change, net of taxes	—	—	—	(0.22)

Net Income (Loss)	$0.12	$(0.01)	$0.09	$(0.47)

Weighted average number of common shares outstanding (in millions)
Basic	1,387.6	1,384.6	1,386.8	1,384.3
Diluted	1,393.5	1,384.6	1,392.8	1,391.0

SUMMARY DATA—(continued)
(Unaudited)

	June 30, 2005	December 31, 2004
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,675.2	$2,307.4
Short-term investments	379.0	522.6
Total current assets	5,579.3	4,771.1
Total assets	15,117.0	14,324.4
Total current liabilities	2,442.0	2,694.5
Long-term debt	3,411.7	2,409.5
Minority interests	48.0	47.9
Total stockholders' equity	7,663.6	7,507.1

Reference should be made to the Notes to our Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Millions)
Other Data:
Operating Profit (Loss)	$311.6	$(28.3)	$257.4	$(124.5)
Add: Depreciation and amortization expense	211.1	171.5	423.1	357.1

Operating Profit Before Depreciation and Amortization(1)	$522.7	$143.2	$680.5	$232.6

Operating Profit Before Depreciation and Amortization Margin(1)	16.4%	5.4%	10.7%	4.5%
Capital expenditures	$227.6	$227.6	$433.2	$437.4
Cash flows from operating activities	326.6	336.9	330.4	(75.6)
Cash flows from investing activities	(325.2)	140.9	73.7	322.5
Cash flows from financing activities	995.3	(195.9)	963.7	(199.1)

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

SUMMARY DATA—(concluded)
(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2005
Revenues	$2,960.5	$183.5	$45.2	$(1.3)	$3,187.9
% of Total Revenue	92.9%	5.8%	1.4%	(0.1)%	100.0%
Operating Profit (Loss)	$333.2	$4.0	$(8.0)	$(17.6)	$311.6
Add: Depreciation and amortization	171.4	41.3	—	(1.6)	211.1

Operating Profit (Loss) Before Depreciation and Amortization	$504.6	$45.3	$(8.0)	$(19.2)	$522.7

Operating Profit Before Depreciation and Amortization Margin	17.0%	24.7%	N/A	N/A	16.4%
Capital Expenditures	$197.7	$24.6	$3.9	$1.4	$227.6
June 30, 2004
Revenues	$2,216.9	$167.4	$364.3	$(105.8)	$2,642.8
% of Total Revenue	83.9%	6.3%	13.8%	(4.0)%	100.0%
Operating Profit (Loss)	$63.3	$(15.7)	$(37.3)	$(38.6)	$(28.3)
Add: Depreciation and amortization	111.7	45.7	15.9	(1.8)	171.5

Operating Profit (Loss) Before Depreciation and Amortization	$175.0	$30.0	$(21.4)	$(40.4)	$143.2

Operating Profit Before Depreciation and Amortization Margin	7.9%	17.9%	N/A	N/A	5.4%
Capital Expenditures	$155.7	$18.3	$24.3	$29.3	$227.6
Six Months Ended:
June 30, 2005
Revenues	$5,761.3	$367.4	$211.4	$(4.3)	$6,335.8
% of Total Revenue	90.9%	5.8%	3.3%	—	100.0%
Operating Profit (Loss)	$371.6	$(9.5)	$(60.8)	$(43.9)	$257.4
Add: Depreciation and amortization	348.6	77.4	—	(2.9)	423.1

Operating Profit (Loss) Before Depreciation and Amortization	$720.2	$67.9	$(60.8)	$(46.8)	$680.5

Operating Profit Before Depreciation and Amortization Margin	12.5%	18.5%	N/A	N/A	10.7%
Capital Expenditures	$343.9	$41.6	$18.1	$29.6	$433.2
June 30, 2004
Revenues	$4,297.7	$329.8	$681.0	$(172.5)	$5,136.0
% of Total Revenue	83.7%	6.4%	13.3%	(3.4)%	100.0%
Operating Profit (Loss)	$84.7	$(47.0)	$(51.5)	$(110.7)	$(124.5)
Add: Depreciation and amortization	235.5	92.6	33.6	(4.6)	357.1

Operating Profit (Loss) Before Depreciation and Amortization	$320.2	$45.6	$(17.9)	$(115.3)	$232.6

Operating Profit Before Depreciation and Amortization Margin	7.5%	13.8%	N/A	N/A	4.5%
Capital Expenditures	$279.2	$37.2	$62.9	$58.1	$437.4

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 1, 2005, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 5, 2005, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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
  we may not sustain profitability;

  •
  our principal stockholder has significant influence over our management and actions requiring stockholder approval and its interests may differ from ours;

  •
  potential indemnification liabilities to General Motors Corporation, or GM, could materially adversely affect us;

  •
  our subsidiaries compete with other multi-channel video programming distributors some of whom have greater resources than us and increasing levels of competition could materially adversely affect our ability to increase earnings;

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

BUSINESS OVERVIEW

        We are a leading provider of digital television entertainment in the United States and Latin America. Our three business segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S. and DIRECTV Latin America, which are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers, and through April 22, 2005 the Network Systems segment, a provider of satellite-based private business networks, or VSAT, and consumer broadband Internet access.

  •
  DIRECTV U.S. DIRECTV Holdings LLC, our wholly-owned subsidiary, is referred to as DIRECTV U.S. and is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of June 30, 2005, DIRECTV U.S. had approximately 14.7 million subscribers.

  •
  DIRECTV Latin America. DTVLA is a leading provider of DTH digital television services throughout Latin America. As of June 30, 2005, DTVLA had approximately 1.5 million subscribers in 28 countries throughout the region of which approximately 84% are located in Brazil, Venezuela, Argentina and Puerto Rico. Whenever we refer to DTVLA, we are referring to a group of companies that combine to provide the DIRECTV® service throughout Latin America. The most significant DTVLA companies include DLA LLC, which was approximately 85.9% owned by us as of June 30, 2005, as well as its consolidated local operating companies selling the DIRECTV service to subscribers in Latin America.

  •
  Network Systems. Through April 22, 2005, HNS constituted our Network Systems segment. HNS is a leader in the market for VSATs and consumer broadband Internet access marketed under the DIRECWAY® brand. Subsequent to April 22, 2005, we account for our investment in HNS under the equity method of accounting. See "Significant Events Affecting the Comparability of the Results of Operations—Strategic Developments" below for more information related to transactions affecting HNS.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Strategic Developments

        In February 2004, we announced our intent to focus on the DTH satellite businesses. We have announced or completed the following actions in support of this strategy:

  Acquisitions

  •
  On October 8, 2004, we entered into the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. DTVLA's local operating company in Brazil, DIRECTV Brasil, and Sky Brasil have agreed to merge, with our DIRECTV Brasil subscribers migrating to the Sky Brasil platform. In addition, we have agreed to acquire the interests of News Corporation and Liberty in Sky Brasil. Upon completion of these transactions, we expect to acquire in excess of 70% of the equity of the merged platform. The transactions in Brazil are subject to local regulatory approval, which has been requested but not yet granted. In Mexico, DTVLA's local operating company, DIRECTV Mexico, is in the process of closing its operations and has sold its subscriber list to Sky Mexico. In addition, we plan to acquire the interest of News Corporation and, jointly with Televisa, the interest of Liberty in Sky Mexico. Upon consummation of these transactions in Mexico, we anticipate having an equity interest of up to

    41% in Sky Mexico, which we will account for under the equity method of accounting. We expect to recognize a gain of up to $131 million related to the sale of the subscriber list, as follows: $28.3 million, which we recognized in the second quarter of 2005, up to $40 million in the second half of 2005 and up to $63 million in the first quarter of 2006 upon the exchange of the note for equity. The $28.3 million gain for the second quarter of 2005 was recorded in "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations. In the rest of the region, or PanAmericana, we have acquired the interests of News Corporation and Liberty and have agreed to acquire the interests of Globo and Televisa in Sky Multi-Country Partners and certain related businesses, which own DTH platforms in Colombia and Chile. DTVLA began consolidating the results of these entities in the fourth quarter of 2004. Total cash consideration for the equity interests in the Sky Latin America platforms is approximately $580 million, of which we paid $398.0 million in October 2004. The remainder is subject to adjustment and will be paid at the completion of the transactions.

  •
  During the third quarter of 2004, DIRECTV U.S. completed the acquisition of all Pegasus and NRTC subscribers, as described in Note 3 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, which resulted in DIRECTV U.S. recording a subscriber related intangible asset of $951.3 million from the Pegasus transaction that DIRECTV U.S. is amortizing over the estimated average subscriber lives of five years, and a subscriber related intangible asset of $385.5 million that resulted from the NRTC transaction that DIRECTV U.S. is amortizing over the estimated average subscriber lives of six years. Had the estimated average subscriber lives for these intangible assets been decreased by one year, future annual amortization expense would increase by approximately $60 million.

  •
  Effective June 1, 2004, DIRECTV U.S. and the NRTC agreed to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC approximately $4.4 million per month through June 2011. As a result of this agreement, DIRECTV U.S. now has the right to sell the DIRECTV service in all territories across the United States. DIRECTV U.S. is amortizing the distribution rights intangible asset of $334.1 million that was recorded as part of the transaction, which includes the present value of the cash payments and fees associated with the transaction, to expense over the remaining life of the original DIRECTV service distribution agreement of seven years.

  Divestitures

  •
  On April 22, 2005, we completed the sale of a 50% interest in a new entity, HNS LLC, that owns substantially all of the remaining net assets of HNS, including the assets of the SPACEWAY business, to SkyTerra, which we refer to as the SkyTerra transaction. The assets of the SPACEWAY business exclude rights to the first two satellites designed for the SPACEWAY program, SPACEWAY 1 and SPACEWAY 2, which will be used to support DIRECTV U.S.' DTH satellite broadcasting business. The SPACEWAY assets include the rights related to the third SPACEWAY satellite that is currently under construction, as well as rights to a contemplated fourth SPACEWAY satellite and certain ground equipment and related intellectual property. In exchange for our 50% interest in HNS LLC, we received total proceeds of $257.4 million, including cash of $246.0 million, which is net of closing adjustments, and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million. As a result of this transaction, we recorded pre-tax charges of $4.4 million and $25.3 million during the three month and six month periods ended June 30, 2005, respectively, to "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations.

  •
  During the six months ended June 30 2005, we sold all of our investment in redeemable preference shares of TTSL for $113.1 million in cash. As a result, we recognized a net pre-tax loss of $0.6 million in "Other, net" in our Consolidated Statements of Operations during the six months ended June 30, 2005.

  •
  As part of the sale of our approximately 80.4% interest in PanAmSat for $2.64 billion in cash, which was completed in August 2004, we recorded losses of $41.4 million and $520.0 million, net of taxes, during the three and six month periods ended June 30, 2004, respectively.

  •
  In 2004, HNS completed the sale of its approximately 55% ownership interest in HSS for $226.5 million in cash, which we received in June 2004. As a result of this transaction, we recognized an after-tax gain of approximately $90.7 million ($176.1 million pre-tax) in the third quarter of 2004 in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

  •
  On June 22, 2004, we completed the sale of HNS' set-top receiver manufacturing operations to Thomson for $250 million in cash. In connection with the sale, DIRECTV U.S. entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of the HNS assets sold of approximately $200 million were deferred and are being recognized as set-top receivers purchased from Thomson under the contract are activated. As part of the purchase agreement, DIRECTV U.S. is also recording a $50 million rebate from Thomson as earned as set-top receivers are activated. As a result, during the first half of 2005, DIRECTV U.S. recognized a total of $22.4 million of the $200 million deferral and the $50 million rebate in the Consolidated Statements of Operations.

  •
  During the first quarter of 2004, we sold our investment in XM Satellite Radio common stock for $477.5 million in cash. As a result of the sale, we recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in "Other, net" in the Consolidated Statements of Operations.

        The financial results for PanAmSat, which formerly comprised our Satellite Services segment, and HSS, which formerly was a component of our Network Systems segment, are presented in our Consolidated Statements of Operations as discontinued operations.

        For additional information regarding the actions described above, see Part I, Item 1, Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report.

Other Developments

        In addition to the items described above, the following events had a significant effect on the comparability of our operating results for the three and six months ended June 30, 2005 and 2004:

  Refinancing Transactions

        During the second quarter of 2005, we completed a series of refinancing transactions that resulted in a pre-tax charge to "Other, net" in our Consolidated Statements of Operations of $64.9 million ($40.0 million after tax), of which $41.0 million was associated with the premium paid for the redemption of our 8.375% senior notes and $23.9 million with the write-off of a portion of our deferred debt issuance costs and other transaction costs. As a result of the refinancing transactions, our long-term debt increased by $1,011.7 million during the quarter and cash, net of the premium paid and transaction costs, increased $966.0 million. See Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements for further discussion of these refinancing transactions.

  DIRECTV Latin America

        On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC's Reorganization Plan, which became effective on February 24, 2004.

        Reorganization (expense) income reported in our Consolidated Statements of Operations was $(1.8) million for the three months ended June 30, 2004 and $43.4 million for the six months ended June 30, 2004. Reorganization income for the six months ended June 30, 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the reorganization. Cash payments of $1.1 million and $200.8 million were made during the three and six month periods ended June 30, 2004, respectively, to settle claims made during the bankruptcy proceedings.

  Reporting Change

        Beginning in 2005, we report our investments in auction rate securities as "Short-term investments" rather than our previous practice of reporting these investments as part of "Cash and cash equivalents" in our Consolidated Balance Sheets. As a result, we reclassified $522.6 million from "Cash and cash equivalents" to "Short-term investments" in our Consolidated Balance Sheets at December 31, 2004. Also, our cash flows from investing activities now include purchases and sales of auction rate securities. This reclassification has no affect on our previously reported total current assets, total assets, working capital, or results of operations and does not affect our previously reported cash flows from operating or financing activities.

  Accounting Change

        Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance of $503.9 million that was included in "Prepaid expenses and other" in the Consolidated Balance Sheets as a cumulative effect of accounting change. The amount of the cumulative effect was $310.5 million, net of taxes. See Note 2 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for additional information.

Executive Outlook

        In our Annual Report on Form 10-K for the year ended December 31, 2004, we disclosed our expectation that average monthly subscriber churn at DIRECTV U.S. for 2005 would improve slightly over the 1.59% reported for 2004. As a result of higher involuntary churn from subscribers with lower credit scores, due in part to the significant increase in gross subscriber additions over the past several quarters, as well as a more competitive marketplace, we now expect average monthly subscriber churn to increase slightly in 2005 compared to 2004.

        Average monthly subscriber churn represents the number of DIRECTV subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV subscribers. A more detailed explanation of our calculation of average monthly subscriber churn is included below in the discussion of the results of operations.

SATELLITE DEVELOPMENTS

        On May 22, 2005, DIRECTV 8 was successfully launched. DIRECTV 8 is a Ku/Ka-band hybrid satellite that will supplement our existing fleet of satellites and will take the place of an older DIRECTV satellite, which will be used as a back-up, at the 101 WL orbital slot.

        On April 26, 2005, SPACEWAY 1 was successfully launched. SPACEWAY 1 is the first of four Ka-band satellites that will enable us to broadcast local HD channels into several of the nation's largest markets. We expect to launch SPACEWAY 2, also Ka-band satellite, during the second half of 2005.

REVENUES AND OPERATING COSTS AND EXPENSES

        The following is a description of our revenues and operating cost and expense categories:

        Revenues.    We earn revenues mostly from subscriber subscriptions to basic and premium channel programming, pay-per-view programming and seasonal and live sporting events. We also earn revenues from fees that we charge subscribers with multiple set-top receivers (which we refer to as mirroring fees), hardware revenues from subscribers who purchase receivers under our direct sales and upgrade and retention programs, our published programming guide, warranty service fees and advertising services. Prior to the completion of the transactions with the NRTC and Pegasus in the third quarter of 2004, revenues also included fees earned from the NRTC and Pegasus, which were equal to a percentage of the subscriber revenues earned from the subscribers located in certain areas (mainly rural). See "Significant Events Affecting the Comparability of the Results of Operations" above for further discussion.

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

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for digital video recorders, or DVRs, high definition, or HD, receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Consolidated Results of Operations

        Revenues.    The following table presents our revenues, by segment, for the three months ended June 30:

	Three Months Ended June 30,
			Change
Revenues By Segment:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,960.5	$2,216.9	$743.6	33.5%
DIRECTV Latin America	183.5	167.4	16.1	9.6%
Network Systems	45.2	364.3	(319.1)	(87.6)%
Eliminations and Other	(1.3)	(105.8)	104.5	(98.8)%

Total Revenues	$3,187.9	$2,642.8	$545.1	20.6%

        The increase in our total revenues was primarily due to the $743.6 million increase in revenues at the DIRECTV U.S. segment, which resulted from new DIRECTV subscribers added since the second quarter of 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base, and a reduction in the elimination of revenues due to the sale of the set-top receiver manufacturing operations in June 2004 for which revenues from sales to DIRECTV U.S. from HNS were previously eliminated. These increases were partially offset by the $319.1 million decrease in revenues at the Network Systems segment, resulting from the divestitures of the HNS businesses.

        Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

	Three Months Ended June 30,
			Change
Operating Costs and Expenses:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,627.3	$2,153.6	$473.7	22.0%
DIRECTV Latin America	179.5	183.1	(3.6)	(2.0)%
Network Systems	53.2	401.6	(348.4)	(86.8)%
Eliminations and Other	16.3	(67.2)	83.5	(124.3)%

Total Operating Costs and Expenses	$2,876.3	$2,671.1	$205.2	7.7%

        The increase in our total operating costs and expenses was primarily due to the $473.7 million increase at the DIRECTV U.S. segment primarily related to higher costs for programming, subscriber services, general and administrative and depreciation and amortization expenses and a reduction in the elimination of costs of sales as a result of the sale of the set-top receiver manufacturing operations in

June 2004, partially offset by the $348.4 million decrease in operating costs and expenses at the Network Systems segment as a result of the divestitures of the HNS businesses.

        Interest Income and Expense.    Interest income increased to $31.0 million for the second quarter of 2005 compared to $4.7 million for the same period of 2004. Interest expense increased to $60.2 million for the second quarter of 2005 from $20.6 million for the second quarter of 2004. The increase in interest income is due to an increase in average cash balances and short-term investments and an increase in average interest rates. The increase in interest expense resulted primarily from the decrease in capitalized interest due to the completion of the SPACEWAY satellites. Interest expense is net of capitalized interest of $5.0 million in the three months ended June 30, 2005 and $32.6 million in the three months ended June 30, 2004.

        Reorganization Expense.    Reorganization expense was $1.8 million for the quarter ended June 30, 2004. See "Other Developments" above for more information related to the DLA LLC reorganization.

        Other, Net.    Other, net decreased by $77.2 million during the second quarter of 2005 as compared to the same period in 2004. The significant components of "Other, net" were as follows:

	Three Months Ended June 30,		Change
	2005	2004	$	%
	(Dollars in Millions)
Net gain from sale of investments	$1.0	$4.8	$(3.8)	(79.2)%
Equity losses of HNS LLC	(7.3)	—	(7.3)	NA
Refinancing transaction expenses	(64.9)	—	64.9	NA
Other	(0.7)	0.5	(1.2)	(240.0)%

Total	$(71.9)	$5.3	$(77.2)	(1,456.6)%

        Income Tax (Expense) Benefit.    We recognized income tax expense of $75.6 million for the second quarter of 2005 compared to an income tax benefit of $20.1 million for the second quarter of 2004. The change in income tax expense (benefit) is primarily attributable to the change in income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change. This change was partially offset by a reduction in our annual effective tax rate as a result of our increased ability to use capital loss carryforwards and a benefit associated with a reduction in the amount of accrued foreign withholding taxes resulting from a favorable tax ruling in Mexico during the three months ended June 30, 2005. The estimated annual effective tax rate is adjusted quarterly as our estimate of pre-tax income or loss for the year is increased or decreased.

        Income from Discontinued Operations.    Income from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, is as follows:

	Three Months Ended June 30,		Change
	2005	2004	$	%
	(Dollars in Millions)
Income from discontinued operations, net of taxes	$—	$45.7	$(45.7)	(100.0)%
Income (loss) on sale of discontinued operations, net of taxes	31.3	(41.4)	72.7	(175.6)%

Income from discontinued operations, net of taxes	$31.3	$4.3	$27.0	627.9%

        As a result of a favorable tax settlement which we discuss in Note 8 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, during the second quarter of 2005 we recorded a $31.3 million gain in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

        Loss on sale of discontinued operations of $41.4 million in the second quarter of 2004 represents a loss recorded for the sale of PanAmSat, net of a tax benefit of $6.9 million. The discontinued operations of PanAmSat are more fully discussed in "Strategic Developments" above.

DIRECTV U.S. Segment

  Description of Key Terminology of the DIRECTV U.S. Segment

        SAC.    DIRECTV U.S. calculates SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period (the sum of subscriber acquisition costs reported for third party customer acquisitions and direct customer acquisitions) by the number of gross new subscribers acquired through third parties and its direct customer acquisition program during the period, excluding the subscribers we acquired as a part of the NRTC and Pegasus transactions.

        Average Monthly Revenue Per Subscriber.    DIRECTV U.S. calculates ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV subscribers for the period, excluding the subscribers of the former NRTC members and affiliates prior to the NRTC and Pegasus transactions in the second and third quarters of 2004, which we discuss in more detail above in "Strategic Developments." DIRECTV U.S. calculates average DIRECTV owned and operated subscribers for the year by adding the number of DIRECTV owned and operated subscribers as of the beginning of the year or the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

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

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of June 30,		Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$2,960.5	$2,216.9	$743.6	33.5%
Operating Cost and Expenses, exclusive of depreciation and amortization expense shown separately below:
Broadcast programming and other costs of sale	1,137.7	856.5	281.2	32.8%
Subscriber service expenses	219.2	166.0	53.2	32.0%
Subscriber acquisition costs:
Third party customer acquisitions	467.9	445.4	22.5	5.1%
Direct customer acquisitions	154.3	162.1	(7.8)	(4.8)%
Upgrade and retention costs	223.2	226.8	(3.6)	(1.6)%
Broadcast operations expenses	35.3	35.2	0.1	0.3%
General and administrative expenses	218.3	149.9	68.4	45.6%
Depreciation and amortization expense	171.4	111.7	59.7	53.4%

Total Operating Costs and Expenses	2,627.3	2,153.6	473.7	22.0%

Operating Profit	$333.2	$63.3	$269.9	426.4%

Other Data:
Operating Profit Before Depreciation & Amortization	$504.6	$175.0	$329.6	188.3%
Total number of subscribers (000's)	14,670	13,040	1,630	12.5%
ARPU	$67.79	$65.01	$2.78	4.3%
Average monthly subscriber churn %	1.69%	1.49%	—	13.4%
Average subscriber acquisition costs—per subscriber (SAC)	$646	$643	$3	0.5%

        Subscribers.    DIRECTV U.S. had approximately 14.7 million subscribers at June 30, 2005. At June 30, 2004, DIRECTV U.S. had approximately 13.0 million subscribers or approximately 11.6 million subscribers excluding the NRTC and Pegasus subscribers, which were acquired in the third quarter of 2004. DIRECTV U.S. added approximately 964,000 gross new subscribers during the three months ended June 30, 2005 and approximately 984,000 gross new subscribers during the same period of 2004. The decrease in gross subscriber additions was primarily due to more stringent credit policies implemented at the beginning of the second quarter of 2005. After accounting for churn, DIRECTV U.S. added approximately 225,000 net new subscribers during the three months ended June 30, 2005 compared to 409,000 net new subscribers during the same period of 2004. The decrease in net new subscriber additions resulted from DIRECTV U.S.' increase in average monthly subscriber churn to 1.69% for the three months ended June 30, 2005 compared to 1.49% for the same period of 2004 primarily due to higher involuntary churn from subscribers with lower credit scores, due in part to the significant increase in gross subscriber additions over the past several quarters, and a more competitive marketplace.

        Revenues.    The $743.6 million increase in revenues to $2,960.5 million resulted from DIRECTV U.S.' new subscribers added since June 30, 2004, including those subscribers added as part of the

NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 4.3% increase in ARPU to $67.79 resulted primarily from price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels. These increases were partially offset by lower ARPU related to the acquired Pegasus and NRTC subscribers, primarily due to the lower ARPU received from these subscribers.

        Total Operating Costs and Expenses.    The $473.7 million increase in total operating costs and expenses to $2,627.3 million resulted primarily from higher costs for programming, subscriber service expenses, general and administrative expenses and depreciation and amortization expense.

        The increase in broadcast programming and other costs of sale of $281.2 million resulted mostly from higher license fees for subscription service programming due to the increased number of subscribers and annual program supplier rate increases. DIRECTV U.S.' higher subscriber service expenses resulted primarily from increased costs due to DIRECTV U.S.' larger subscriber base, which includes costs related to two new customer call centers opened in the second half of 2004.

        The $68.4 million increase in general and administrative expenses resulted primarily from higher bad debt expense resulting from the increase in the subscriber base and involuntary churn discussed above.

        The increase in depreciation and amortization expense resulted primarily from amortization expense related to intangible assets recorded as part of the NRTC and Pegasus transactions.

        The improvement in operating profit before depreciation and amortization of $329.6 million was primarily due to higher margins from the increase in revenues, and reduced subscriber acquisition costs and upgrade and retention costs as a percentage of revenues, partially offset by the increase in bad debt expense. The $269.9 million improvement in operating profit was due to the increase in operating profit before depreciation and amortization, partially offset by the higher depreciation and amortization expense resulting from the amortization of intangible assets recorded as part of the NRTC and Pegasus transactions.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of June 30,		Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$183.5	$167.4	$16.1	9.6%
Operating Profit Before Depreciation & Amortization	45.3	30.0	15.3	51.0%
Operating Profit (Loss)	4.0	(15.7)	19.7	(125.5)%
Total number of subscribers (000's)	1,519	1,538	(19)	(1.2)%
Net subscriber additions (losses)	(52)	12	(64)	(533.3)%
Net subscriber additions, excluding Mexico	45	24	21	87.5%
ARPU	$39.60	$36.40	$3.20	8.8%

        The increase in revenues in the second quarter of 2005 compared to the same period in 2004 is primarily a result of a larger subscriber base across the region, as well as the effects of the consolidation of Sky Chile and Sky Colombia in October 2004, partially offset by the effects of the shut-down of DIRECTV Mexico operations as part of the Sky Transactions. The increase in ARPU is primarily due to the effects of the consolidation of Sky Chile and Sky Colombia in October 2004 and selected price increases in the region.

        The 64,000 decrease in net subscriber additions resulted primarily from the ongoing shut-down of DIRECTV Mexico and the migration of subscribers to the Sky Mexico platform. Excluding Mexico, DIRECTV Latin America added 45,000 net subscribers, driven primarily by strong growth across the region.

        The improvement in operating profit before depreciation and amortization was primarily due to the $28.3 million gain from the sale of the DIRECTV Mexico subscribers and the increase in revenues discussed above, partially offset by the effects of the shut-down process in Mexico. The improvement in operating profit was due to the increase in operating profit before depreciation and amortization and reduced depreciation principally reflecting the effects of a fourth quarter 2004 write-down of assets in Mexico.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

	Three Months Ended June 30,		Change
	2005	2004	$	%
	(Dollars in Millions)
Revenues	$45.2	$364.3	$(319.1)	(87.6)%
Operating Loss Before Depreciation & Amortization	(8.0)	(21.4)	13.4	(62.6)%
Operating Loss	(8.0)	(37.3)	29.3	(78.6)%

        The decrease in revenues and operating profit resulted primarily from the divestitures of the HNS businesses. The decrease in operating loss before depreciation and amortization and operating loss were mostly due to $19.0 million of charges for severance costs associated with the June 2004 sale of HNS' set-top receiver manufacturing business to Thomson and an inventory write-down.

Eliminations and Other

        The elimination of revenues decreased to $1.3 million in the second quarter of 2005 from $105.8 million in the second quarter of 2004. The decrease was primarily due to the sale of the set-top receiver manufacturing operations in June 2004 for which revenues from sales to DIRECTV U.S. from HNS were previously eliminated.

        Operating Loss from Eliminations and Other decreased to $17.6 million in the second quarter of 2005 from $38.6 million in the second quarter of 2004. The decrease is primarily related to higher stock-based compensation and retention charges in the second quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Consolidated Results of Operations

        Revenues.    The following table presents our revenues, by segment, for the six months ended June 30:

	Six Months Ended June 30,
			Change
Revenues By Segment:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$5,761.3	$4,297.7	$1,463.6	34.1%
DIRECTV Latin America	367.4	329.8	37.6	11.4%
Network Systems	211.4	681.0	(469.6)	(69.0)%
Eliminations and Other	(4.3)	(172.5)	168.2	(97.5)%

Total Revenues	$6,335.8	$5,136.0	$1,199.8	23.4%

        The increase in our total revenues was primarily due to the $1,463.6 million increase in revenues at the DIRECTV U.S. segment, which resulted from new DIRECTV subscribers added since the second quarter of 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base, and a reduction in the elimination of revenues due to the sale of the set-top receiver manufacturing operations in June 2004 for which revenue from sales to DIRECTV U.S. from HNS were previously eliminated. These increases were partially offset by the $469.6 million decrease in revenues at the Network Systems segment, resulting from the divestitures of the HNS businesses.

        Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

	Six Months Ended June 30,
			Change
Operating Costs and Expenses:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$5,389.7	$4,213.0	$1,176.7	27.9%
DIRECTV Latin America	376.9	376.8	0.1	0.0%
Network Systems	272.2	732.5	(460.3)	(62.8)%
Eliminations and Other	39.6	(61.8)	101.4	(164.1)%

Total Operating Costs and Expenses	$6,078.4	$5,260.5	$817.9	15.5%

        The increase in our total operating costs and expenses was primarily due to the $1,176.7 million increase at the DIRECTV U.S. segment primarily related to higher costs for programming, subscriber acquisitions, general and administrative and depreciation and amortization expenses and a reduction in the elimination of costs of sales as a result of the sale of HNS' set-top receiver manufacturing operations in June 2004, partially offset by the $460.3 million decrease in operating costs and expenses at the Network Systems segment resulting from the divestitures of the HNS businesses.

        Interest Income and Expense.    Interest income increased to $53.1 million for the six months ended June 30, 2005 compared to $10.4 million for the same period of 2004. Interest expense increased to $115.5 million for the six months ended June 30, 2005 from $43.9 million for the six months ended June 30, 2004. The increase in interest income is due to an increase in average cash balances and short-term investments and an increase in average interest rates. The increase in interest expense resulted primarily from the decrease in capitalized interest due to the completion of the construction of the SPACEWAY satellites. Interest expense is net of capitalized interest of $9.5 million in the six months ended June 30, 2005 and $65.0 million in the six months ended June 30, 2004.

        Reorganization Income.    Reorganization income was $43.4 million for the six months ended June 30, 2004. See "Strategic Developments" above for more information related to the DLA LLC reorganization.

        Other, Net.    Other, net decreased by $470.5 million during of the six months ended June 30, 2005 as compared to the same period in 2004. The significant components of "Other, net" were as follows:

	Six Months Ended June 30,		Change
	2005	2004	$	%
	(Dollars in Millions)
Net gain (loss) from sale of investments	$(0.6)	$396.5	$(397.1)	(100.1)%
Equity losses of HNS LLC	(7.3)	—	(7.3)	NA
Refinancing transaction expenses	(64.9)	—	(64.9)	NA
Other	(0.8)	0.4	(1.2)	(300.0)%

Total	$(73.6)	$396.9	$(470.5)	(118.5)%

        Income Tax Expense.    We recognized income tax expense of $31.9 million for the six months ended June 30, 2005 compared to income tax expense of $127.0 million for the six months ended June 30, 2004. The decrease in income tax expense is primarily attributable to lower income from continuing operations before income taxes, minority interests and cumulative effect of accounting change. The decrease is also attributable to an income tax benefit recognized in the quarter as a result of our increased ability to use capital loss carryforwards and a benefit associated with a reduction in the amount of accrued foreign withholding taxes resulting from a favorable tax ruling in Mexico.

        Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, is as follows:

	Six Months Ended June 30,		Change
	2005	2004	$	%
	(Dollars in Millions)
Income from discontinued operations, net of taxes	$—	$20.8	$(20.8)	(100.0)%
Income (loss) on sale of discontinued operations, net of taxes	31.3	(520.0)	551.3	(106.0)%

Income (loss) from discontinued operations, net of taxes	$31.3	$(499.2)	$530.5	(106.3)%

        As a result of a favorable tax settlement which we discuss in Note 8 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, during the second quarter of 2005, we recorded a $31.3 million gain in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

        Loss on sale of discontinued operations of $520.0 million in the six month period ended June 30, 2004 includes the loss recorded for the sale of PanAmSat, net of a tax benefit of $297.9 million. The discontinued operations of PanAmSat is more fully discussed in "Strategic Developments" above.

        Cumulative Effect of Accounting Change.    The $310.5 million cumulative effect of accounting change, net of taxes, in the six months ended June 30, 2004 was due to our change in our method of accounting for subscriber acquisition, upgrade and retention costs.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Six Months Ended and As of June 30,		Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,761.3	$4,297.7	$1,463.6	34.1%
Operating Cost and Expenses, exclusive of depreciation and amortization expense shown separately below:
Broadcast programming and other costs of sale	2,287.3	1,704.6	582.7	34.2%
Subscriber service expenses	439.7	312.0	127.7	40.9%
Subscriber acquisition costs:
Third party customer acquisitions	1,055.8	881.9	173.9	19.7%
Direct customer acquisitions	312.0	313.4	(1.4)	(0.4)%
Upgrade and retention costs	475.4	401.0	74.4	18.6%
Broadcast operations expenses	70.7	65.2	5.5	8.4%
General and administrative expenses	400.2	299.4	100.8	33.7%
Depreciation and amortization expense	348.6	235.5	113.1	48.0%

Total Operating Costs and Expenses	5,389.7	4,213.0	1,176.7	27.9%

Operating Profit	$371.6	$84.7	$286.9	338.7%

Other Data:
Operating Profit Before Depreciation & Amortization	$720.2	$320.2	$400.0	124.9%

Total number of subscribers (000's)	14,670	13,040	1,630	12.5%
ARPU	$66.91	$64.31	$2.60	4.0%
Average monthly subscriber churn %	1.59%	1.46%	—	8.9%
Average subscriber acquisition costs—per subscriber (SAC)	$651	$644	$7	1.1%

        Subscribers.    DIRECTV U.S. had approximately 14.7 million subscribers at June 30, 2005. At June 30, 2004, DIRECTV U.S. had approximately 13.0 million subscribers or approximately 11.6 million subscribers excluding the NRTC and Pegasus subscribers, which were acquired in the third quarter of 2004. DIRECTV U.S. added approximately 2.1 million gross new subscribers during the six months ended June 30, 2005 compared to approximately 1.9 million gross new subscribers during the same period of 2004. The increase was due to a higher number of subscribers acquired in local channel markets, improved international programming and an improved and more diverse distribution network. After accounting for churn, DIRECTV U.S. added approximately 730,000 net new subscribers during the six months ended June 30, 2005 compared to approximately 828,000 net new subscribers during the same period of 2004. The decrease in net new subscribers additions resulted from DIRECTV U.S.' increase in average monthly subscriber churn to 1.59% for the six months ended June 30, 2005 compared to 1.46% for the same period of 2004 primarily due to higher involuntary churn from subscribers with lower credit scores due in part to the significant increase in gross subscriber additions over the past several quarters, and a more competitive marketplace.

        Revenues.    The $1,463.6 million increase in revenues to $5,761.3 million resulted from DIRECTV U.S.' new subscribers added since June 30, 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 4.0% increase in

ARPU to $66.91 resulted primarily from price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels. These increases were partially offset by lower ARPU related to the acquired Pegasus and NRTC subscribers primarily due to the lower ARPU received from these subscribers.

        Total Operating Costs and Expenses.    The $1,176.7 million increase in total operating costs and expenses to $5,389.7 million resulted primarily from higher costs for programming, subscriber services, subscriber acquisitions, upgrade and retention costs, general and administrative expenses and depreciation and amortization expense.

        The increase in broadcast programming and other costs of sale of $582.7 million resulted mostly from higher license fees for subscription service programming due to the increased number of subscribers and annual program supplier rate increases. DIRECTV U.S.' higher subscriber service expenses resulted primarily from increased costs due to DIRECTV U.S.' larger subscriber base, which includes costs related to two new customer call centers opened in the second half of 2004.

        Higher gross subscriber additions during the six months ended June 30, 2005 primarily drove the increase in subscriber acquisition costs. Increased volume under DIRECTV U.S.' DVR, movers and HD upgrade programs drove most of the increase in upgrade and retention costs. Under these programs, DIRECTV U.S. provides DVRs or additional equipment, plus installation, to subscribers at significantly reduced prices.

        The $100.8 million increase in general and administrative expenses resulted primarily from higher bad debt expense resulting from the increase in the subscriber base and involuntary churn discussed above, and higher severance charges during the six months ended June 30, 2005.

        The improvement in operating profit before depreciation and amortization of $400.0 million was primarily due to higher margins from the increase in revenues, and reduced subscriber acquisition costs and upgrade and retention costs as a percentage of revenues, partially offset by the increase in bad debt expense. The $286.9 million improvement in operating profit was due to the increase in operating profit before depreciation and amortization, partially offset by the higher depreciation and amortization expense resulting from the amortization of intangible assets recorded as part of the NRTC and Pegasus transactions.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Six Months Ended and As of June 30,		Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$367.4	$329.8	$37.6	11.4%
Operating Profit Before Depreciation & Amortization	67.9	45.6	22.3	48.9%
Operating Loss	(9.5)	(47.0)	37.5	(79.8)%
Total number of subscribers (000's)	1,519	1,538	(19)	(1.2)%
Net subscriber additions (losses)	(127)	39	(166)	(425.6)%
Net subscriber additions, excluding Mexico	74	41	33	80.5%
ARPU	$38.80	$36.10	$2.70	7.5%

        The increase in revenues during the six months ended June 30, 2005 compared to the same period in 2004 is primarily a result of a larger subscriber base across the region, as well as the effects of the consolidation of Sky Chile and Sky Colombia in October 2004, partially offset by the effects of the shut-down of DIRECTV Mexico operations as part of the Sky Transactions. The increase in ARPU is primarily due to the effects of the consolidation of Sky Chile and Sky Colombia in October 2004 and selected price increases in the region.

        The 166,000 decrease in net subscriber additions resulted primarily from the ongoing shut-down of DIRECTV Mexico and the migration of subscribers to the Sky Mexico platform. Excluding Mexico, DIRECTV Latin America added 74,000 net subscribers, driven primarily by strong growth across the region.

        The improvement in operating profit before depreciation and amortization was primarily due to the $28.3 million gain from the sale of the DIRECTV Mexico subscribers and the increase in revenues discussed above, partially offset by the effects of the shut-down process in Mexico. The improvement in operating loss was due to the increase in operating profit before depreciation and amortization and reduced depreciation principally reflecting the effect of a fourth quarter 2004 write-down of assets in Mexico.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

	Six Months Ended June 30,		Change
	2005	2004	$	%
	(Dollars in Millions)
Revenues	$211.4	$681.0	$(469.6)	(69.0)%
Operating Loss Before Depreciation & Amortization	(60.8)	(17.9)	(42.9)	239.7%
Operating Loss	(60.8)	(51.5)	(9.3)	18.1%

        The decrease in revenues, operating profit before depreciation and amortization and operating loss resulted primarily from the divestitures of the HNS businesses. In addition, operating loss for the six months ended June 30, 2005 includes $25.3 million of impairment charges associated with the SkyTerra transaction, which is partially offset by $17.0 million of charges for severance costs associated with the June 2004 sale of HNS' set-top receiver manufacturing operations to Thomson and an inventory write-down.

Eliminations and Other

        The elimination of revenues decreased to $4.3 million in the six months ended June 30, 2005 from $172.5 million in the six months ended June 30, 2004. The decrease was primarily due to the sale of the set-top receiver manufacturing operations in June 2004 for which revenues from sales to DIRECTV U.S. from HNS were previously eliminated.

        Operating Loss from Eliminations and Other decreased to $43.9 million in the six months ended June 30, 2005 from $110.7 million in the six months ended June 30, 2004. The decrease is primarily related to charges in the six months ended June 30, 2004 related to severance, retention, pension and stock-based compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

        During the six month period ended June 30, 2005, our cash and cash equivalents balance increased $1,367.8 million to $3,675.2 million. This increase resulted primarily from the $966.0 million of net proceeds from the refinancing transactions during the second quarter of 2005, $330.4 million of cash flows from operating activities, $246.0 million in proceeds from the SkyTerra transaction, a $143.6 million decrease in short-term investments and $113.1 million of proceeds from the sale of our investment in TTSL, partially offset by expenditures for satellites, property and equipment of $433.2 million. In addition to our existing cash balances, DIRECTV U.S. currently has the ability to borrow up to $500.0 million under a revolving credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at June 30, 2005 and December 31, 2004 was 2.28 and 1.77, respectively.

        We expect to fund our future cash requirements using our available cash balances and short-term investments, cash provided by operations and the $500.0 million of available borrowing capacity at DIRECTV U.S., if necessary.

Notes Payable and Credit Facilities

        At June 30, 2005, we had $3,417.4 million in total outstanding borrowings, bearing a weighted average interest rate of 6.77%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a credit facility as more fully described in Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and incorporated herein by reference.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

        The following table sets forth our contractual obligations as of June 30, 2005, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table.

	Payments Due By Period
Contractual Obligations	Total	Remainder of 2005	2006-2007	2008-2009	2010 and thereafter
		(Dollars in Millions)
Long-Term Debt Obligations (Note 6)(a)	$5,117.2	$107.8	$446.0	$563.6	$3,999.8
Purchase Obligations (Note 8)(b)	5,573.2	708.0	1,777.9	1,750.6	1,336.7
Operating Lease Obligations (Note 8)(c)	624.5	41.0	173.4	147.2	262.9
Capital Lease Obligations	94.3	14.0	62.8	17.5	—
Other Long-Term Liabilities Reflected on the Consolidated Balance Sheets under GAAP (Note 3)(d)	527.9	103.4	138.3	155.7	130.5

Total	$11,937.1	$974.2	$2,598.4	$2,634.6	$5,729.9

(a)
Long-term debt obligations include interest calculated based on the rates in effect at June 30, 2005, however the obligations do not reflect potential prepayments that may be required under our senior secured credit facilities, if any.

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

(c)
Certain of the operating leases contain escalation clauses and renewal or purchase options, which we have not included in the amounts disclosed.

(d)
Other long-term liabilities include amounts DIRECTV U.S. owes to the NRTC for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions discussed above, and obligations to make required minimum contributions to qualified pension plans in accordance with ERISA minimum funding requirements in 2005. After 2005, contributions are dependent on numerous factors that cannot be reasonably predicted.

Off-Balance Sheet Arrangements

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $28.5 million which were undrawn at June 30, 2005.

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

ACCOUNTING CHANGES

        For a discussion of our change in accounting for subscriber acquisition, upgrade and retention costs effective January 1, 2004, see "Significant Events Affecting the Comparability of the Results of Operations—Other Developments" above.

  New Accounting Standard

        In May 2005, the Financial Accounting Standards Board issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," or SFAS No.154. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated results of operations or financial position.

SECURITY RATINGS

The Company

        Effective January 24, 2005, Moody's Investor Services, or Moody's, no longer provides a security rating for us, consistent with its normal practice of providing a rating for only the primary debt issuer. Accordingly, Moody's provides security ratings only at the DIRECTV U.S. level, as described below.

        On February 2, 2005, Standard and Poor's Rating Services, or S&P, affirmed our long-term corporate rating of BB and revised the outlook to stable, citing potential share repurchase activity while discretionary cash flow was negative. In connection with the refinancing at DIRECTV U.S., S&P affirmed our corporate rating at BB, with a stable outlook.

DIRECTV U.S.

        On April 4, 2005, in connection with our April 2005 refinancing transactions, Moody's assigned a Ba1 rating to DIRECTV U.S.' senior secured credit facility. In addition, it affirmed DIRECTV U.S.' Ba2 senior implied and Ba2 senior unsecured ratings. On June 8, 2005, Moody's assigned a Ba2 rating to DIRECTV U.S.' 6.375% senior notes discussed in Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report. The ratings remain on stable outlook.

        On April 5, 2005, in connection with our April 2005 refinancing transactions, S&P assigned a BB rating to DIRECTV U.S.' senior secured credit facility and affirmed DIRECTV U.S.' BB corporate and BB-senior unsecured ratings. On June 8, 2005 S&P assigned a BB- rating to DIRECTV U.S.' 6.375% senior notes and affirmed our corporate, senior secured and unsecured ratings. All ratings remain on stable outlook.

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the six months ended June 30, 2005. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 1, 2005.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our six months ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended June 30, 2005 or subsequent thereto, but before the filing of this report, are summarized below. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 1, 2005 and our Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        CAS 413 Administrative Proceedings.    As previously reported, the Defense Contract Management Agency, or DCMA, of the U.S. Department of Defense, in connection with Company transactions involving Raytheon Company, or Raytheon, and The Boeing Company, or Boeing, objected to our calculation of the appropriate pension surplus transferred under Cost Accounting Standard 413 which addresses the treatment of pension assets. The DCMA had previously issued a Final Decision and Demand of Payment related to the Raytheon transaction of approximately $69 million, including interest. On June 14, 2005, the DCMA issued a Final Decision and Demand of Payment related to the Boeing transaction of approximately $16 million.

        On September 3, 2004, we filed a complaint in the U.S. Court of Federal Claims, The DIRECTV Group, Inc. v. United States, Case No. 04-1414C, contesting the decision by the DCMA on the Raytheon transaction. On June 24, 2005, we filed a Second Amended Complaint in order to contest as well the DCMA's decision on the Boeing transaction. We continue to believe that the DCMA's claim is without merit and are defending this matter.

        Darlene Litigation.    On October 18, 2004, Darlene filed suit in the circuit court for Miami-Dade County, Florida, against us and certain of our subsidiaries (including DLA LLC), News Corporation, and others, or collectively the Defendants. The suit alleges fraud and violation of fiduciary, contractual and other duties owed Darlene and to DLA LLC by one or more of the Defendants. We and certain other defendants had removed the matter to the U.S. District Court for the Southern District of Florida, but the case has been remanded to the state circuit court. We and certain other defendants have filed motions to compel arbitration of certain of the claims and to dismiss others for improper venue, and the state circuit judge has taken these motions under consideration and has ordered mediation.

        Among other things, Darlene alleges that one or more of the Defendants engaged in self-dealing for several years, and the Sky Transactions were negotiated in a manner and yielded a result that was unfair to DLA LLC and its members. Darlene further alleges that we entered into an oral put agreement that would have required DLA LLC to acquire Darlene's interest in DLA LLC based on a specific pricing formula and that Darlene was fraudulently induced to release its rights under that put and other rights. Darlene seeks injunctive relief to preclude DLA LLC from consummating the Sky Transactions, $1 billion in damages and other relief. As part of the Sky Transactions, we have agreed to indemnify News Corporation against certain claims, including claims by Darlene against News Corporation. We believe Darlene's claims are without merit and we are defending against these claims.

        In June 2005, we and certain of our subsidiaries (including DLA LLC) filed a demand for arbitration under the terms of the dispute resolution provision of the DLA LLC limited liability company agreement. No arbitrators have been selected and Darlene has not answered the demand. Also in June 2005, we filed suit against Darlene in the United States District Court for the Southern District of New York seeking specific performance and declaratory relief with respect to the release agreement and covenant not to sue executed by Darlene in February 2004 in connection with the DLA

LLC reorganization and related transactions described in Part I, Item 1, Note 10 of the Notes to Consolidated Financial Statements of this Quarterly Report, incorporated herein by reference. Darlene also has not answered the suit.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our annual meeting of stockholders held on June 1, 2005, the following matters were submitted to a vote of the stockholders of The DIRECTV Group, Inc.:

The DIRECTV Group, Inc.
Final Voting Results

  Item No. 1

        The election of Ralph F. Boyd, Jr., James M. Cornelius and David F. De Voe as directors to serve for a three year term expiring at the annual meeting in 2008. The final voting results were:

Ralph F. Boyd, Jr.	For	1,283,574,825
	Withheld	9,973,423
James M. Cornelius	For	1,283,641,428
	Withheld	9,906,820
David F. De Voe	For	1,233,019,359
	Withheld	60,528,889

  Item No. 2

        Ratification of the appointment of Deloitte & Touche LLP as independent registered public accountants for us for the fiscal year ending December 31, 2005. The final voting results were:

For	1,288,387,429
Against	4,773,367
Abstain	387,452
No Vote	0

        All matters voted on at the annual meeting were approved. In addition to the directors elected at the annual meeting, Neil R. Austrian, Chase Carey, Peter F. Chernin, Charles R. Lee, Peter A. Lund, K. Rupert Murdoch and Haim Saban continue to serve as directors.

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

THE DIRECTV GROUP, INC. (Registrant)
Date: August 5, 2005	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic (Executive Vice President and Chief Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name
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
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURE
EXHIBIT INDEX