Form 10-Q
period 2005-09-30
DIRECTV GROUP INC
filed 2005-11-04
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

2230 East Imperial Highway
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 2, 2005, the registrant had 1,390,907,368 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Millions Except Per Share Amounts)
Revenues	$3,233.2	$2,861.9	$9,569.0	$7,997.9
Operating Costs and Expenses, exclusive of depreciation and amortization expenses shown separately below
Broadcast programming and other costs of sale	1,306.6	1,218.8	3,890.4	3,464.1
Subscriber service expenses	251.1	213.7	714.1	548.9
Subscriber acquisition costs:
Third party customer acquisitions	524.0	540.0	1,605.7	1,450.5
Direct customer acquisitions	184.4	183.9	508.0	499.7
Upgrade and retention costs	293.5	261.3	774.5	668.2
Broadcast operations expenses	65.4	48.1	190.8	143.9
General and administrative expenses	273.6	279.9	873.4	873.8
(Gain) loss from asset sales and impairment charges, net	(30.1)	1,466.1	(33.1)	1,466.1
Depreciation and amortization	208.3	199.6	631.4	556.7

Total Operating Costs and Expenses	3,076.8	4,411.4	9,155.2	9,671.9

Operating Profit (Loss)	156.4	(1,549.5)	413.8	(1,674.0)
Interest income	44.8	22.6	97.9	33.0
Interest expense	(64.4)	(26.4)	(179.9)	(70.3)
Reorganization (expense) income	—	(0.5)	—	42.9
Other, net	2.3	0.7	(71.3)	397.6

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	139.1	(1,553.1)	260.5	(1,270.8)
Income tax (expense) benefit	(41.7)	624.3	(73.6)	497.3
Minority interests in net (earnings) losses of subsidiaries	(2.8)	3.2	(3.5)	5.5

Income (loss) from continuing operations before cumulative effect of accounting change	94.6	(925.6)	183.4	(768.0)
Income (loss) from discontinued operations, net of taxes	—	(83.0)	31.3	(582.2)

Income (loss) before cumulative effect of accounting change	94.6	(1,008.6)	214.7	(1,350.2)
Cumulative effect of accounting change, net of taxes	—	—	—	(310.5)

Net Income (Loss)	$94.6	$(1,008.6)	$214.7	$(1,660.7)

Basic and Diluted Earnings (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.07	$(0.67)	$0.13	$(0.56)
Income (loss) from discontinued operations, net of taxes	—	(0.06)	0.02	(0.42)
Cumulative effect of accounting change, net of taxes	—	—	—	(0.22)

Net Income (Loss)	$0.07	$(0.73)	$0.15	$(1.20)

Weighted average number of common shares outstanding (in millions)
Basic	1,389.1	1,385.1	1,387.6	1,384.6
Diluted	1,395.5	1,385.1	1,393.8	1,384.6

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
	(Dollars in Millions, Except Share Amounts)
ASSETS
Current Assets
Cash and cash equivalents	$3,572.2	$2,307.4
Short-term investments	653.0	522.6
Accounts and notes receivable, net of allowances of $149.3 and $121.7	889.2	918.6
Inventories, net	237.0	124.4
Prepaid expenses and other	448.0	377.0
Assets of business held for sale	—	521.1

Total Current Assets	5,799.4	4,771.1
Satellites, net of accumulated depreciation of $493.6 and $419.1	1,806.6	1,560.4
Property and Equipment, net of accumulated depreciation of $2,181.7 and $1,959.7	1,146.5	1,135.1
Goodwill	3,045.3	3,044.1
Intangible Assets, net	1,965.0	2,227.1
Investments and Other Assets	1,639.6	1,586.6

Total Assets	$15,402.4	$14,324.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,412.3	$1,290.9
Accrued liabilities and other	886.5	881.7
Unearned subscriber revenue and deferred credits	364.6	261.5
Short-term borrowings and current portion of long-term debt	7.5	19.8
Liabilities of business held for sale	—	240.6

Total Current Liabilities	2,670.9	2,694.5
Long-Term Debt	3,408.2	2,409.5
Other Liabilities and Deferred Credits	1,494.5	1,665.4
Commitments and Contingencies
Minority Interests	50.2	47.9
Stockholders' Equity
Common stock and additional paid-in capital — $0.01 par value, 3,000,000,000 shares authorized; 1,390,005,228 shares and 1,385,814,459 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	10,932.5	10,869.9
Retained earnings (deficit)	(3,123.4)	(3,338.1)

Subtotal Stockholders' Equity	7,809.1	7,531.8

Accumulated Other Comprehensive Loss
Minimum pension liability adjustment	(55.2)	(41.4)
Accumulated unrealized gains on securities and derivatives	28.5	22.0
Accumulated foreign currency translation adjustments	(3.8)	(5.3)

Total Accumulated Other Comprehensive Loss	(30.5)	(24.7)

Total Stockholders' Equity	7,778.6	7,507.1

Total Liabilities and Stockholders' Equity	$15,402.4	$14,324.4

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(Dollars in Millions)
Cash Flows From Operating Activities
Income (Loss) from continuing operations before cumulative effect of accounting change	$183.4	$(768.0)
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	631.4	556.7
(Gain) loss from asset sales and impairment charges, net	(33.1)	1,466.1
Net (gain) loss from sale of investments	0.6	(396.5)
Loss on disposal of fixed assets	0.4	9.2
Stock-based compensation expense	30.9	52.2
Write-off of debt issuance costs	19.0	—
Deferred income taxes and other	89.9	(459.9)
Accounts receivable credited against Pegasus purchase price	—	(220.2)
Change in other operating assets and liabilities:
Accounts and notes receivable	14.5	137.1
Inventories	(112.6)	1.6
Prepaid expenses and other	(80.4)	(97.7)
Accounts payable	63.0	(406.6)
Accrued liabilities	(24.2)	(65.5)
Unearned subscriber revenue and deferred credits	103.1	142.0
Other	(182.1)	82.2

Net Cash Provided by Operating Activities	703.8	32.7

Cash Flows From Investing Activities
Purchase of short-term investments	(3,050.9)	(2,704.8)
Sale of short-term investments	2,920.5	2,483.9
Cash paid for acquired assets	(1.7)	(961.2)
Cash paid for property and equipment	(337.3)	(323.3)
Cash paid for satellites	(278.7)	(440.4)
Proceeds from sale of investments	113.1	510.5
Proceeds from sale of businesses	246.0	2,918.4
Other, net	(8.6)	6.4

Net Cash Provided by (Used in) Investing Activities	(397.6)	1,489.5

Cash Flows From Financing Activities
Net (decrease) increase in short-term borrowings	(4.9)	0.8
Long-term debt borrowings	3,003.3	0.8
Repayment of long-term debt	(2,002.4)	(214.1)
Debt issuance costs	(4.7)	(2.4)
Repayment of other long-term obligations	(67.2)	(15.3)
Stock options exercised	34.5	16.3

Net Cash Provided by (Used in) Financing Activities	958.6	(213.9)

Net increase in cash and cash equivalents	1,264.8	1,308.3
Cash and cash equivalents at beginning of the period	2,307.4	1,434.7

Cash and cash equivalents at end of the period	$3,572.2	$2,743.0

Supplemental Cash Flow Information
Interest paid	$182.6	$103.3
Income taxes paid	9.7	33.5

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

        In 2004, we completed the sale of our approximately 80.4% interest in PanAmSat Corporation, or PanAmSat, and the sale of HNS' approximate 55% ownership interest in Hughes Software Systems Limited, or HSS. Please refer to Note 3 for additional information regarding these divestitures. PanAmSat and HSS are considered discontinued operations for financial statement presentation purposes. Therefore, the revenues, operating costs and expenses, and other non-operating results for PanAmSat, which formerly comprised our Satellite Services segment, and HSS, which was a component of our Network Systems segment, have been excluded from our results from continuing operations and included in our Consolidated Statements of Operations in a single line item entitled "Income (loss) from discontinued operations, net of taxes" for the three and nine months ended September 30, 2004.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, or SEC, on March 1, 2005, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 filed with the SEC on May 5, 2005 and August 5, 2005, respectively, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        Beginning in 2005, we report investments in auction rate securities as "Short-term investments" rather than our previous practice of reporting these investments as part of "Cash and cash equivalents" in our Consolidated Balance Sheets. As a result, we reclassified $522.6 million from "Cash and cash equivalents" to "Short-term investments" in our Consolidated Balance Sheets at December 31, 2004. Also, our cash flows from investing activities now include purchases and sales of auction rate securities. This reclassification has no effect on our previously reported total current assets, total assets, working capital or results of operations and does not affect our previously reported cash flows from operating or financing activities.

        Prior period financial statements have been reclassified to conform to the current period presentation.

Note 2: Accounting Change

Subscriber Acquisition, Upgrade and Retention Costs

        Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. We continue to capitalize the costs related to set-top receivers provided under customer lease programs, primarily at DIRECTV Latin America. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance of $503.9 million that was included in "Prepaid expenses and other" in our Consolidated Balance Sheets as a cumulative effect of accounting change. The amount of the cumulative effect was $310.5 million, net of taxes.

        Had the change in accounting for subscriber acquisition, upgrade and retention costs been applied retroactively, our net loss would have been $1,350.2 million and our loss per common share would have been $0.98 for the nine month period ended September 30, 2004.

New Accounting Standard

        In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," or SFAS No. 154. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated results of operations or financial position.

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

        DTVLA's local operating company in Brazil, DIRECTV Brasil, and Sky Brasil have agreed to merge, with our DIRECTV Brasil subscribers migrating to the Sky Brasil platform. In addition, we have agreed to acquire the interests of News Corporation and Liberty in Sky Brasil. Upon completion of these transactions, we expect to acquire in excess of 70% of the equity of the merged platform. The transactions in Brazil are subject to local regulatory approval, which has been requested but not yet granted. We intend to consolidate the operating results of Sky Brasil upon completion of the transaction. If we do not obtain the required regulatory approvals, we may consider selling or ceasing the operations of DIRECTV Brasil with the expectation that following such an alternative transaction, we would be able to obtain regulatory approval to purchase the interests of News Corporation and Liberty in Sky Brasil.

        DTVLA's local operating company in Mexico, DIRECTV Mexico, has sold its subscriber list to Sky Mexico and as a result of completing the transfer of its subscribers to Sky Mexico, has ceased to provide services. In addition, we plan to acquire the interest of News Corporation and, jointly with Televisa, the interest of Liberty in Sky Mexico. In exchange for the subscriber list, we received a five year variable note receivable from Sky Mexico that can be exchanged for an equity interest in Sky Mexico of up to 15%. The value of the note and the amount of equity we expect to receive is adjustable based upon the successful migration and retention of DIRECTV Mexico's subscribers to Sky Mexico and is subject to final verification, which we expect will occur in early 2006. The value of the equity interest in Sky Mexico is in excess of the discounted value of the variable five year note, which can only be converted upon final verification and agreement of the number of subscribers who meet the retention requirement. We expect to recognize a gain of up to $131 million related to the sale of the subscriber list, based upon the projected number of migrated subscribers that we expect to meet the minimum retention criteria as follows: $58.4 million, which we recognized during the nine months period ended September 30, 2005, approximately $11 million in the fourth quarter of 2005 and approximately $62 million in the first quarter of 2006 upon the exchange of the note for equity. The $58.4 million gain recognized during the nine month period ended September 30, 2005, $30.1 million of which was recognized in the third quarter, was recorded in "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations. Following completion, we anticipate having an equity interest of approximately 41% in Sky Mexico, which we will account for under the equity method of accounting.

        In the rest of the region, which we refer to as PanAmericana, we have acquired the interests of News Corporation and Liberty and have agreed to acquire the interests of Globo and Televisa in Sky Multi-Country Partners and certain related businesses, which own DTH platforms in Colombia and Chile. We began consolidating the Sky Multi-Country Partners and certain related entities on October 8, 2004 when we obtained control of these entities. DTVLA is in the process of migrating Sky Chile subscribers to the DTVLA platform. In Colombia, the transaction is subject to regulatory approval, which is in the process of being finalized. We expect subscriber migrations in both countries to be completed in 2005.

        We expect to pay a total of approximately $580.0 million in cash to acquire the equity interests of News Corporation and Liberty, including $362.0 million for the interests in Sky Brasil and $315.0 million for the interests in Sky Mexico, offset by the assumption of approximately $97 million in net liabilities of Sky Multi-Country Partners and certain related entities. In the fourth quarter of 2004, we paid $398.0 million of the total cash consideration, which includes a $362.0 million prepayment of the purchase price for the Sky Brasil interests and $30.0 million for the acquisition of Sky Multi-Country Partners and certain related entities. The remaining cash payment for the Sky Mexico interests will be reduced by a $127.0 million reimbursement due from News Corporation as consideration for our assumption of certain liabilities of Sky Multi-Country Partners at the completion of the transactions. The prepayments we made related specifically to our acquisition of the Sky Brasil interests will be refunded to us by News Corporation and Liberty should the transactions be terminated due to the inability to obtain local regulatory approval. In addition, we have agreed to guarantee all of Sky Brasil's approximately $210.0 million of outstanding bank debt as well as all of their long-term satellite transponder obligations upon receipt of local regulatory approval and, upon successful completion of the transaction with Sky Mexico, we have agreed to guarantee our attributable share of Sky Mexico's long-term satellite transponder obligations in proportion to our ownership percentage. We have recorded the $362.0 million prepaid purchase price and the present value of News Corporation's future reimbursement related to our assumption of certain liabilities of Sky Multi-Country Partners and certain related entities in "Investments and Other Assets" in our Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004. The allocation of purchase price related to the Sky transactions will be finalized after the transactions in Mexico and Brazil have been completed.

        Darlene Investments LLC, or Darlene, has filed suit alleging fraud, self-dealing and violation of fiduciary, contractual and other duties against us and certain of our subsidiaries (including DIRECTV Latin America, LLC, or DLA LLC), News Corporation and others seeking, among other things, injunctive relief to preclude the consummation of the Sky Transactions. Darlene owns approximately 14.1% of DLA LLC and we own the remaining interest. See Note 9 for more information.

  ABS-CBN Agreement

        During the third quarter of 2005, DIRECTV U.S. agreed to migrate ABS-CBN Broadcasting Corporation's, or ABS-CBN, more than 80,000 subscribers from its TFCDirect™ satellite service to the DIRECTV® service and entered into an exclusive agreement to carry its six-channel package that provides programming to the Filipino-American market. As a result of this agreement, DIRECTV U.S. recorded a subscriber related intangible asset in "Intangible Assets, net" in our Consolidated Balance Sheets amounting to $1.7 million during the third quarter of 2005, which represents the cost of migrated subscribers during the quarter. DIRECTV U.S. is amortizing this asset over the estimated subscriber lives of ten years. This subscriber related intangible asset is subject to increase as subscribers continue to migrate over a one year migration period as well as for incentive payments that will be made to ABS-CBN for subscribers who meet a minimum subscription period. If all subscribers are successfully migrated, DIRECTV U.S. would record an intangible asset of up to $12 million.

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

        As a result of the above transactions, in the third quarter of 2004 DIRECTV U.S. paid a total of $192.8 million, including amounts paid to the members who elected a lump-sum payout plus fees associated with the transactions. At September 30, 2005, DIRECTV U.S. owes the NRTC and its members who elected the long-term payment option $440.7 million, excluding interest, which is payable approximately as follows: $16.2 million for the remainder of 2005, $67.1 million in 2006, $71.2 million in 2007, $75.5 million in 2008, $80.2 million in 2009 and $130.5 million thereafter. These amounts are recorded in "Accrued liabilities and other" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets.

  Pegasus Subscribers

        On August 27, 2004, DIRECTV U.S. acquired the subscribers and certain assets, consisting primarily of subscriber accounts receivable, of Pegasus for a total purchase price of $987.9 million. The total net cash consideration DIRECTV U.S. paid to Pegasus amounted to $773.0 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services, and a May 2004 $63 million judgment in favor of DIRECTV U.S. During the third quarter of 2004, DIRECTV U.S. paid $768.4 million of the total net cash consideration. As a result of the transaction, DIRECTV U.S. recorded a subscriber related intangible asset in "Intangible Assets, net" in our Consolidated Balance Sheets amounting to $951.3 million, which DIRECTV U.S. is amortizing over the estimated subscriber lives of approximately five years.

  72.5 WL Orbital License

        As part of an arrangement with Telesat Canada, or Telesat, a Canadian telecommunications and broadcast services company, DIRECTV U.S. agreed to provide Telesat the use of the DIRECTV 3 satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV U.S. to use its 72.5 degrees west longitude, or WL, orbital location through 2008. As additional consideration for DIRECTV U.S.' use of 72.5 WL, DIRECTV U.S. also agreed to allow Telesat to use DIRECTV 5 or a similar satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the Federal Communications Commission, or FCC, in the third quarter of 2004, DIRECTV U.S. transferred DIRECTV 3 to Telesat and relocated one of its satellites to 72.5 WL to provide additional local channels and other programming in the United States. We recorded these transactions as an exchange of similar productive assets based on the net book values of the assets exchanged. As a result, during the third quarter of 2004, we recorded a $162.6 million 72.5 WL orbital license intangible asset, which is equal to the $71.5 million net book value of the DIRECTV 3 satellite transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the transferred satellite over the five year lease period. We are amortizing the 72.5 WL orbital license intangible asset over the four year contract period and will recognize the deferred lease revenues as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

Divestitures

  Hughes Network Systems—SkyTerra Transaction

        On December 6, 2004, we announced an agreement, which we refer to as the SkyTerra transaction, to sell a 50% interest in Hughes Network Systems LLC, or HNS LLC, a new entity that owns substantially all of the remaining net assets of HNS, to SkyTerra Communications, Inc., or SkyTerra, an affiliate of Apollo Management. On April 22, 2005, upon receipt of regulatory approval and completion of the required financing transactions, we completed the contribution of the HNS net assets to HNS LLC and the sale of the 50% interest in HNS LLC to SkyTerra. In exchange for our contribution of the HNS assets to HNS LLC we received cash proceeds of $196.0 million, which is net of closing adjustments, and for the sale of the 50% interest in HNS LLC, we received proceeds of $61.4 million, including cash of $50.0 million, and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million. The proceeds remain subject to adjustment based on a working capital calculation required by the agreement. In our proposed final working capital statement, we asserted that we were entitled to an additional payment from HNS LLC of $12 million. In a letter dated October 21, 2005, HNS LLC notified us of objections to the proposed final working capital statement and asserted that an additional payment of $19.7 million was due from DIRECTV to HNS LLC. Under the terms of the agreement, if the parties are unable to resolve the dispute, it may be referred to an independent accounting firm for binding resolution.

        We recorded pre-tax charges of $25.3 million during the nine month period ended September 30, 2005 to "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations primarily related to an increase in the book value of the assets contributed in excess of the fair value indicated by the sale price. Including the $25.3 million of charges in 2005 and the $190.6 million charge we recorded upon announcement of this transaction in the fourth quarter of 2004, the total impairment charge related to this transaction was $215.9 million.

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

  Hughes Network Systems—Set-Top Receiver Manufacturing Operations

        As part of our sale of HNS' set-top receiver manufacturing operations to Thomson for $250 million in cash in June 2004, DIRECTV U.S. entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of the HNS assets sold of approximately $200 million have been deferred and will be recognized over the term of the Agreement, as described below. As part of the Agreement, DIRECTV U.S. can earn a $50 million rebate from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers equal at least $4 billion over the initial five year contract term plus an optional one year extension period, or the Contract Term. DIRECTV U.S. can also earn, on a pro rata basis, an additional $50 million rebate, which was reduced from $100 million in June 2005 in connection with an amendment of the Agreement to, among other things, reduce current and future prices of set-top receivers to DIRECTV U.S., from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. The $200 million of deferred proceeds have been recorded in "Accrued liabilities and other" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets and is recognized as an offset to "Subscriber acquisition costs" and "Upgrade and retention costs" in our Consolidated Statements of Operations, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $50 million rebate during the initial contract period. DIRECTV U.S. records a proportionate amount of the $50 million rebate as a credit to "Subscriber acquisition costs" and "Upgrade and retention costs" in our Consolidated Statements of Operations upon set-top receiver activation over the initial contract period with a corresponding entry to "Accounts and notes receivable, net" in our Consolidated Balance Sheets. As a result, DIRECTV U.S. recognized $12.2 million during the three months ended September 30, 2005 and $34.6 million during the nine months ended September 30, 2005 of the $200 million deferral and the $50 million rebate during the initial contract period in our Consolidated Statements of Operations. DIRECTV U.S. recognized $8.2 million of the deferral and rebate during the three and nine months ended September 30, 2004.

        As we expect to have significant continuing transactions with the set-top receiver manufacturing operations resulting from the Agreement, the financial results of the set-top receiver manufacturing operations prior to June 2004 are reported in continuing operations, and not as a discontinued operation.

        HNS' operating results are included in continuing operations in our Consolidated Statements of Operations through April 22, 2005. The following table sets forth our pro forma revenues and operating profit (loss) excluding the HNS operations that were contributed as part of the SkyTerra transaction and HNS' set-top receiver manufacturing operations that were sold in June 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Millions)
Revenues	$3,233.2	$2,669.5	$9,361.2	$7,296.4
Operating Profit (Loss)	156.4	(57.2)	474.6	(134.1)

  Hughes Software Systems

        In the second quarter of 2004, HNS agreed to sell its approximate 55% ownership interest in HSS for $226.5 million in cash, which we received in June 2004. The gain on the transaction was deferred until completion of all substantive requirements and the transfer of control in the third quarter of 2004, when we recognized an after-tax gain of approximately $90.7 million ($176.1 million pre-tax), included in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

        The operating results of HSS, which we include in discontinued operations, were as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Dollars in Millions)
Revenues	$—	$26.0

Income before income taxes	$—	$5.4
Income tax expense	—	(0.6)
Minority interests and other	—	(2.1)

Net income from discontinued operations, net of taxes	$—	$2.7

  PanAmSat

        In 2004, we agreed to sell our approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR") for approximately $2.84 billion in cash. On August 3, 2004, due to the failure of one of PanAmSat's satellites, the purchase price was reduced by $200.0 million. During the third quarter of 2004, we recorded an additional loss on the sale of PanAmSat in the amount of $203.7 million, net of taxes, primarily due to the decrease in purchase price discussed above. The total loss on the sale of PanAmSat of $723.7 million, net of taxes, for the nine month period ended September 30, 2004 includes direct costs associated with the transaction and our retention of certain tax liabilities of PanAmSat. The transaction was completed and we received the $2.64 billion of cash proceeds on August 20, 2004.

        The operating results of PanAmSat, which we include in discontinued operations, were as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Dollars in Millions)
Revenues	$106.6	$518.9

Income before income taxes	$43.4	$65.3
Income tax expense	(6.7)	(3.6)
Minority interests and other	(6.7)	(13.6)

Net income from discontinued operations, net of taxes	$30.0	$48.1

  Other Discontinued Operations

        As discussed in more detail in Note 9, during the nine months ended September 30, 2005, we recorded a $31.3 million gain in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations that resulted from a favorable tax settlement.

        "Income (loss) from discontinued operations, net of taxes," as reported in our Consolidated Statements of Operations, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Millions, Except Per Share Amounts)
Income from discontinued operations, net of taxes	$—	$30.0	$—	$50.8
Gain (loss) on sale of discontinued operations, net of taxes	—	(113.0)	31.3	(633.0)

Income (loss) from discontinued operations, net of taxes	$—	$(83.0)	$31.3	$(582.2)

Basic and Diluted Earnings (Loss) Per Common Share
Income from discontinued operations, net of taxes	$—	$0.02	$—	$0.04
Gain (loss) on sale of discontinued operations, net of taxes	—	(0.08)	0.02	(0.46)

Income (loss) from discontinued operations, net of taxes	$—	$(0.06)	$0.02	$(0.42)

Note 4: Asset Impairment Charge

        In the third quarter of 2004, we decided to utilize certain of our SPACEWAY assets for DIRECTV U.S. high-definition programming, which included two satellites, SPACEWAY 1 and SPACEWAY 2, that were nearing completion and ground segment equipment and systems. This decision to no longer use these assets for the SPACEWAY broadband service triggered an impairment test of our investment in the SPACEWAY assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The SPACEWAY system was designed as a next-generation satellite-based broadband data platform intended to upgrade and expand HNS' broadband data businesses. Since the book value of the SPACEWAY system had been supported by the expected cash flows from the SPACEWAY broadband business plan that management no longer intended to pursue, the assets were considered impaired. Further, a majority of the capitalized value of the SPACEWAY assets related to functionality that will not be utilized for the DTH business. The impairment charge was determined by comparing the fair value of the SPACEWAY assets to their book value as of September 30, 2004. The fair value of the two satellites and certain related ground segment assets was determined based on the fair value of those assets as configured to DIRECTV U.S.' DTH business. The estimation of fair value included an analysis performed by an independent valuation expert.

        Based on the results of this analysis, we reduced the capitalized value of the SPACEWAY assets in "Satellites, net" by $1.099 billion to $305 million, and the capitalized value in "Property and Equipment, net" by about $367 million to $30 million. These reductions were recorded as a $1.466 billion pre-tax loss in "(Gain) loss from asset sales and impairment charges, net" ($903 million after-tax) in our Consolidated Statements of Operations during the third quarter of 2004.

Note 5: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2005 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of January 1, 2005	$3,031.7	$12.4	$3,044.1
Additions	—	1.2	1.2

Balance as of September 30, 2005	$3,031.7	$13.6	$3,045.3

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		September 30, 2005			December 31, 2004
	Estimated Useful Lives (years)
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
DIRECTV U.S.
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital License	4	162.6	44.5	118.1	162.6	15.1	147.5
Subscriber Related	5-10	1,338.5	285.0	1,053.5	1,336.8	93.9	1,242.9
Dealer Network	15	130.0	50.8	79.2	130.0	43.8	86.2
Distribution Rights	7	334.1	63.0	271.1	334.1	27.5	306.6
Corporate and Other
Intangible Pension Asset	—	10.7	—	10.7	11.5	—	11.5

Total Intangible Assets		$2,438.9	$473.9	$1,965.0	$2,438.0	$210.9	$2,227.1

        During the third quarter of 2005, DIRECTV U.S. migrated subscribers under an agreement with ABS-CBN from its TCFDirect satellite service to the DIRECTV service, which resulted in an increase to DIRECTV U.S.' subscriber related intangible asset of $1.7 million. See Note 3 for further discussion of the ABS-CBN transaction.

        Amortization expense for intangible assets was $87.7 million and $263.0 million for the three month and nine month periods ended September 30, 2005, respectively, and $48.8 million and $79.1 million for the three month and nine month periods ended September 30, 2004, respectively.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $87.7 million in the remainder of 2005; $350.7 million in 2006; $350.7 million in 2007; $340.8 million in 2008; $248.0 million in 2009; and $144.0 million thereafter.

Note 6: Investments

        During the first and second quarters of 2005, we sold all of our investment in redeemable preference shares of Tata Teleservices Limited, or TTSL, for $113.1 million in cash. As a result, we recognized a net pre-tax loss of $0.6 million in "Other, net" in our Consolidated Statements of Operations during the nine months ended September 30, 2005.

        On January 28, 2004, we sold 10,000,000 shares of XM Satellite Radio Holdings, Inc., or XM Satellite Radio, common stock for $254.4 million. On March 25, 2004, we sold our remaining 9,014,843 shares of XM Satellite Radio common stock for $223.1 million. As a result of these transactions, we recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in "Other, net" in our Consolidated Statements of Operations. In addition, we sold other equity investments for $33.0 million and recorded a pre-tax gain of $9.4 million in "Other, net" in our Consolidated Statements of Operations during the nine months ended September 30, 2004.

Note 7: Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at September 30, 2005	September 30, 2005	December 31, 2004
		(Dollars in Millions)
Short-term borrowings	8.82%-9.13%	$2.2	$8.4
Current portion of long-term debt	5.112%	5.3	11.4

Total short-term borrowings and current portion of long-term debt		$7.5	$19.8

Long-Term Debt

	Interest Rates at September 30, 2005	September 30, 2005	December 31, 2004
		(Dollars in Millions)
8.375% senior notes	8.375%	$910.0	$1,400.0
6.375% senior notes	6.375%	1,000.0	—
Credit facility	5.112%	1,500.0	1,011.8
Other debt	—	3.5	9.1

Total long-term debt		3,413.5	2,420.9
Less current portion		5.3	11.4

Long-term debt		$3,408.2	$2,409.5

        During the second quarter of 2005, we refinanced a significant portion of our outstanding debt, as discussed in more detail below. As of September 30, 2005, our outstanding debt included the following notes payable and credit facility:

        Notes Payable.    Our $910.0 million in senior notes outstanding at September 30, 2005 are due in 2013, bear interest at 8.375%, and are referred to as the 8.375% senior notes. Principal on the 8.375% senior notes is payable upon maturity, while interest is payable semi-annually.

        Our $1,000.0 million in senior notes outstanding at September 30, 2005 are due in 2015, bear interest at 6.375%, and are referred to as the 6.375% senior notes. Principal on the 6.375% senior notes is payable upon maturity, while interest is payable semi-annually beginning December 15, 2005.

        Pursuant to a registration rights agreement with the initial purchasers of the 6.375% senior notes, we filed an exchange offer registration statement permitting the existing holders of the 6.375% senior notes to exchange the original 6.375% senior notes for registered notes with identical terms, except that the registered notes were registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer. The exchange offer closed on October 28, 2005 and all of the notes were exchanged in accordance with the terms of the exchange offer.

        The 8.375% senior notes and the 6.375% senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV U.S.' material domestic subsidiaries other than DIRECTV Financing.

        The fair value of our 8.375% senior notes was approximately $991.6 million at September 30, 2005 with a carrying value of $910.0 million and $1,569.8 million at December 31, 2004 with a carrying value of $1,400.0 million. The fair value of our 6.375% senior notes was approximately $993.3 million at September 30, 2005 with a carrying value of $1,000.0 million. The fair values were calculated based on quoted market prices on those dates.

        Credit Facility.    At September 30, 2005, our senior secured credit facility consisted of a $500.0 million six-year Term Loan A, a $1,000.0 million eight-year Term Loan B and a $500.0 million undrawn six-year revolving credit facility. The Term Loan A and Term Loan B components of the senior secured credit facility currently bear interest at a rate equal to the London InterBank Offered Rate, or LIBOR, plus 1.25% and 1.50%, respectively. In addition, we pay a commitment fee of 0.225% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and is fully and unconditionally guaranteed, jointly and severally, by all of DIRECTV U.S.' material domestic subsidiaries other than DIRECTV Financing.

        Our short-term borrowings, notes payable and credit facility mature as follows: $0.6 million in the remainder of 2005; $9.4 million in 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009 and $3,247.2 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. As of September 30, 2005, we do not believe a prepayment will be required for 2005. The amount of interest accrued related to our outstanding debt was $29.0 million at September 30, 2005 and $36.5 million at December 31, 2004. The unamortized bond premium included in other debt as of September 30, 2005 was $3.2 million.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of the borrowings under the senior notes and senior secured credit facility could become immediately payable and the revolving credit facility could be terminated. At September 30, 2005, we were in compliance with all such covenants.

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

        On May 19, 2005, we redeemed $490.0 million of our then outstanding $1,400.0 million 8.375% senior notes at a redemption price of 108.375% plus accrued and unpaid interest, for a total of $538.3 million.

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

        As of September 30, 2005, restricted cash of $20.2 million was included as part of "Prepaid expenses and other" and $1.7 million was included in "Investments and Other Assets" in our Consolidated Balance Sheets. These deposits secure certain of our letters of credit and obligations of our majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries' obligations are satisfied or terminated.

Note 8: Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the period	$3.1	$6.2	$14.4	$18.4
Interest accrued on benefits earned in prior periods	4.8	9.5	23.2	28.3
Expected return on assets	(5.5)	(8.7)	(22.0)	(25.9)
Amortization components
Amount resulting from changes in plan provisions	0.3	0.6	1.5	1.8
Net amount resulting from changes in plan experience and actuarial assumptions	1.6	1.2	4.8	3.5

Subtotal	4.3	8.8	21.9	26.1
Other costs
Settlement costs	9.1	—	14.6	14.8
Contractual termination benefit costs	—	—	3.4	9.4

Net periodic benefit cost	$13.4	$8.8	$39.9	$50.3

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the period	$0.1	$0.1	$0.3	$0.2
Interest accrued on benefits	0.3	0.2	0.8	0.8

Subtotal	0.4	0.3	1.1	1.0
Other Cost
Curtailment benefit	—	—	(0.5)	—

Net periodic benefit cost	$0.4	$0.3	$0.6	$1.0

        The pension settlement and contractual termination benefits costs recognized during the first nine months of 2005 are attributable to benefits paid to participants who recently retired and as a result of the transactions described in Note 3. The pension settlement and contractual termination benefit costs recognized during the first nine months of 2004 are attributable to benefits provided to participants who were terminated as part of headcount reductions following the completion of the News Corporation transactions.

Employer Contributions

        During the nine months ended September 30, 2005, we contributed $68.7 million to our qualified pension plan and $17.7 million to our nonqualified pension plans and expect to contribute an additional $6.2 million to the nonqualified pension plan in the fourth quarter of 2005.

Note 9: Commitments and Contingencies

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2005. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        On October 18, 2004, Darlene filed suit in the circuit court for Miami-Dade County, Florida, against us and certain of our subsidiaries (including DLA LLC), News Corporation, and others, or collectively the Defendants. The suit alleges fraud and violation of fiduciary, contractual and other duties owed Darlene and to DLA LLC by one or more of the Defendants. We and certain other defendants had removed the matter to the U.S. District Court for the Southern District of Florida, but the case has been remanded to the state circuit court. We and certain other defendants have filed motions to compel arbitration of certain of the claims and to dismiss others for improper venue, and the state circuit judge took these motions under consideration and ordered mediation. The mediation has been completed without resolution of the dispute. On November 3, 2005, the state circuit judge entered an order dismissing certain of Darlene's claims for improper venue and staying the remainder of their claims pending arbitration, as we requested.

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

        In June 2005, we filed a demand for arbitration under the terms of the dispute resolution provision of the DLA LLC limited liability company agreement. No arbitrators have been selected and Darlene has not answered the demand. Also in June 2005, we filed suit against Darlene in the United States District Court for the Southern District of New York seeking specific performance and declaratory relief with respect to the release agreement and covenant not to sue executed by Darlene in February 2004 in connection with the DLA LLC reorganization and related transactions described in Note 11. Darlene has not answered the suit.

Income Tax Matters

        In the second quarter of 2005, a settlement was reached in connection with adjustments proposed by the IRS for the tax years 1991 through 1994 in regards to the determination and allocation of the purchase price with respect to a prior business acquisition. As a result of the favorable settlement, we recognized an income tax benefit of approximately $31.3 million which was reported in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

        As part of the sale of our interest in PanAmSat, we agreed to indemnify PanAmSat for certain taxes related to periods ending on or prior to the day of the closing in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. The Indian government has assessed approximately $46.3 million of withholding taxes against PanAmSat, including interest, for the 1997 to 2001 tax years. These assessments have been appealed and PanAmSat is contesting the imposition of such taxes. These assessments would be subject to the indemnification provided by us. If unsuccessful in its contest, PanAmSat could be subject to comparable claims for subsequent years, which would include additional years covered by the indemnification agreement.

        While the outcome of this and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material impact on our consolidated results of operations or financial position.

Satellites

        We use in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2005, the net book value of uninsured satellites amounted to $591.3 million.

Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $19.2 million which were undrawn at September 30, 2005.

        At September 30, 2005, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $589.0 million, payable as follows: $20.2 million in the remainder of 2005, $78.7 million in 2006, $79.2 million in 2007, $79.5 million in 2008, $68.2 million in 2009 and $263.2 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Our rental expense under operating leases, net of sublease income, was $27.8 million for the three months ended September 30, 2005 and $45.2 million for the three months ended September 30, 2004. Our rental expense under operating leases, net of sublease income, was $83.6 million for the nine months ended September 30, 2005 and $134.9 million for the nine months ended September 30, 2004.

        We have minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, telemetry, tracking and control services, or TT&C, services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. As of September 30, 2005, minimum payments over the terms of applicable contracts are anticipated to be approximately $5,335.4 million, payable as follows: $328.1 million in the remainder of 2005, $903.7 million in 2006, $944.2 million in 2007, $931.7 million in 2008, $883.0 million in 2009 and $1,344.7 million thereafter.

Note 10: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties. News Corporation and its affiliates are considered related parties because they own approximately 33.9% of our outstanding common stock. Additionally, as an equity method investee, HNS LLC is considered a related party after April 22, 2005. As of September 30, 2005, we had the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and sublease of facilities.

        The following table summarizes sales and purchase transactions with related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Millions)
Sales	$3.5	$2.8	$14.3	$7.0
Purchases	190.9	161.8	530.1	343.7

        The following table sets forth the amount of assets and liabilities resulting from transactions with related parties for the periods presented:

	September 30, 2005	December 31, 2004
	(Dollars in Millions)
Accounts receivable	$6.0	$4.6
Accounts payable	113.7	101.3

        The accounts receivable and accounts payable balances as of September 30, 2005 and December 31, 2004 are primarily related to affiliates of News Corporation.

        In addition to the items described above, we have agreed to purchase News Corporation's interests in the Sky Latin America businesses for cash payments totaling $500.5 million, of which we paid $342.5 million during the fourth quarter of 2004. During the nine months ended September 30, 2005 and 2004, we have also recorded stock-based compensation costs associated with former employees of News Corporation who became our employees and retained their News Corporation stock options.

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

        Reorganization (expense) income reported in our Consolidated Statements of Operations was ($0.5) million and $42.9 million for the three month and nine month periods ended September 30, 2004, respectively. Reorganization income for the nine month period ended September 30, 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the reorganization. Cash payments of $3.1 million and $203.9 million were made during the three month and nine month periods ended September 30, 2004, respectively, including payments made to Grupo Clarín S.A., or Clarin, and Raven Media, an affiliate of Clarin, to settle claims made by each during the bankruptcy proceedings.

        The DLA LLC Second Amended and Restated Limited Liability Company Agreement, or the DLA LLC Agreement, as amended in February 2004, provides Darlene the right, under certain circumstances, to require us to purchase all of Darlene's equity interests in DLA LLC for $200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that we have the right, under certain circumstances, to require Darlene to sell all of its equity interests in DLA LLC to us for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if certain conditions are satisfied, including a combination of the business or operations of DLA LLC with substantially all of the DTH satellite business or operations of Sky Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement. We do not believe the conditions necessary to trigger these events have been satisfied. In addition, under the terms of the DLA LLC Agreement, from February 24, 2005 through February 24, 2010, either we or Darlene may provide notice to the other that the notifying party wishes to attempt a sale of DLA LLC or an initial public offering of the equity of DLA LLC. The delivery of such notices starts a process which, among other things, may trigger certain call rights by the non-notifying party. If such a notice were delivered by Darlene within the period provided, and an independent third party appraisal of DLA LLC indicated a valuation in excess of approximately $1.6 billion, then we could be obligated to cooperate with attempts by Darlene to sell all of DLA LLC, conduct an initial public offering of the equity of DLA LLC or exercise our call rights, which would cost approximately $400 million. These rights are subject to many conditions and requirements, which are described in more detail in the DLA LLC Agreement. In a lawsuit filed in October 2004 by Darlene against us and others, Darlene asserts, among other claims, that it was fraudulently induced to enter into the DLA LLC Agreement and that the Sky transactions are prohibited by the DLA LLC Agreement. For further information, see Note 9.

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

        For the three months ended September 30, 2005, options to purchase 69.1 million shares of common stock were excluded from the calculation of diluted EPS because the options' exercise price was greater than the average market price of our common stock. For the three months ended September 30, 2004, options to purchase 89.9 million shares of common stock and 7.8 million restricted stock units were excluded from the calculation of diluted EPS because they were antidilutive.

        For the nine months ended September 30, 2005, options to purchase 69.5 million shares of common stock were excluded from the calculation of diluted EPS because the options' exercise price was greater than the average market price of our common stock. For the nine months ended September 30, 2004, options to purchase 89.9 million shares of common stock and 7.8 million restricted stock units were excluded from the calculation of diluted EPS because they were antidilutive.

        The following table sets forth comparative information regarding common shares outstanding based on the number of our common shares outstanding during the periods presented:

	Nine Months Ended September 30,
	2005	2004
	(Shares in Millions)
Common shares outstanding at January 1	1,385.8	1,383.6
Increase for stock options exercised and other	4.2	1.7

Common shares outstanding at September 30	1,390.0	1,385.3

Weighted average number of common shares outstanding	1,387.6	1,384.6

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income (Loss)	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended September 30, 2005:
Basic EPS
Income from continuing operations before cumulative effect of accounting change	$94.6	1,389.1	$0.07
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.4	—

Diluted EPS
Adjusted income from continuing operations before cumulative effect of accounting change	$94.6	1,395.5	$0.07

Three Months Ended September 30, 2004:
Basic EPS
Loss from continuing operations before cumulative effect of accounting change	$(925.6)	1,385.1	$(0.67)
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	—	—

Diluted EPS
Adjusted loss from continuing operations before cumulative effect of accounting change	$(925.6)	1,385.1	$(0.67)

	Income (Loss)	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Nine Months Ended September 30, 2005:
Basic EPS
Income from continuing operations before cumulative effect of accounting change	$183.4	1,387.6	$0.13
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.2	—

Diluted EPS
Adjusted income from continuing operations before cumulative effect of accounting change	$183.4	1,393.8	$0.13

Nine Months Ended September 30, 2004:
Basic EPS
Loss from continuing operations before cumulative effect of accounting change	$(768.0)	1,384.6	$(0.56)
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	—	—

Diluted EPS
Adjusted loss from continuing operations before cumulative effect of accounting change	$(768.0)	1,384.6	$(0.56)

Note 13: Comprehensive Income (Loss)

        Total comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Millions)
Net income (loss)	$94.6	$(1,008.6)	$214.7	$(1,660.7)
Other comprehensive loss:
Minimum pension liability adjustments	(13.8)	—	(13.8)	—
Foreign currency translation adjustments	(3.7)	(3.2)	1.5	6.3
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains (losses)	5.5	2.4	6.1	(2.2)
Less: reclassification adjustment for net (gains) losses recognized during the period	—	(0.7)	0.4	(243.8)

Other comprehensive loss	(12.0)	(1.5)	(5.8)	(239.7)

Total comprehensive income (loss)	$82.6	$(1,010.1)	$208.9	$(1,900.4)

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

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
September 30, 2005
External Revenues	$3,048.2	$185.0	$—	$—	$3,233.2
Intersegment Revenues	0.2	0.2	—	(0.4)	—

Revenues	$3,048.4	$185.2	$—	$(0.4)	$3,233.2

Operating Profit (Loss)	$170.6	$12.0	$—	$(26.2)	$156.4
Add: Depreciation and amortization	167.2	42.2	—	(1.1)	208.3

Operating Profit (Loss) Before Depreciation and Amortization(1)	$337.8	$54.2	$—	$(27.3)	$364.7

September 30, 2004
External Revenues	$2,504.1	$163.4	$194.4	$—	$2,861.9
Intersegment Revenues	2.4	—	0.4	(2.8)	—

Revenues	$2,506.5	$163.4	$194.8	$(2.8)	$2,861.9

Operating Profit (Loss)	$2.5	$(18.6)	$(1,495.3)	$(38.1)	$(1,549.5)
Add: Depreciation and amortization	142.5	44.1	14.4	(1.4)	199.6

Operating Profit (Loss) Before Depreciation and Amortization(1)	$145.0	$25.5	$(1,480.9)	$(39.5)	$(1,349.9)

Nine Months Ended:
September 30, 2005
External Revenues	$8,805.2	$552.4	$211.4	$—	$9,569.0
Intersegment Revenues	4.5	0.2	—	(4.7)	—

Revenues	$8,809.7	$552.6	$211.4	$(4.7)	$9,569.0

Operating Profit (Loss)	$542.2	$2.5	$(60.8)	$(70.1)	$413.8
Add: Depreciation and amortization	515.8	119.6	—	(4.0)	631.4

Operating Profit (Loss) Before Depreciation and Amortization(1)	$1,058.0	$122.1	$(60.8)	$(74.1)	$1,045.2

September 30, 2004
External Revenues	$6,781.4	$493.2	$723.3	$—	$7,997.9
Intersegment Revenues	22.8	—	152.5	(175.3)	—

Revenues	$6,804.2	$493.2	$875.8	$(175.3)	$7,997.9

Operating Profit (Loss)	$87.2	$(65.6)	$(1,546.8)	$(148.8)	$(1,674.0)
Add: Depreciation and amortization	378.0	136.7	48.0	(6.0)	556.7

Operating Profit (Loss) Before Depreciation and Amortization(1)	$465.2	$71.1	$(1,498.8)	$(154.8)	$(1,117.3)

As of September 30, 2005
Segment Assets	$10,171.0	$1,148.2	$—	$4,083.2	$15,402.4

As of December 31, 2004
Segment Assets	$8,994.2	$1,086.7	$521.1	$3,722.4	$14,324.4

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

        The following represents a reconciliation of Operating Profit (Loss) Before Depreciation and Amortization to reported Net Income (Loss) in our Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Millions)
Operating Profit (Loss) Before Depreciation and Amortization	$364.7	$(1,349.9)	$1,045.2	$(1,117.3)
Depreciation and amortization	208.3	199.6	631.4	556.7

Operating Profit (Loss)	156.4	(1,549.5)	413.8	(1,674.0)
Interest income	44.8	22.6	97.9	33.0
Interest expense	(64.4)	(26.4)	(179.9)	(70.3)
Reorganization (expense) income	—	(0.5)	—	42.9
Other, net	2.3	0.7	(71.3)	397.6

Income (Loss) from Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	139.1	(1,553.1)	260.5	(1,270.8)
Income tax (expense) benefit	(41.7)	624.3	(73.6)	497.3
Minority interests in net (earnings) losses of subsidiaries	(2.8)	3.2	(3.5)	5.5

Income (loss) from continuing operations before cumulative effect of accounting change	94.6	(925.6)	183.4	(768.0)
Income (loss) from discontinued operations, net of taxes	—	(83.0)	31.3	(582.2)

Income (loss) before cumulative effect of accounting change	94.6	(1,008.6)	214.7	(1,350.2)
Cumulative effect of accounting change, net of taxes	—	—	—	(310.5)

Net Income (Loss)	$94.6	$(1,008.6)	$214.7	$(1,660.7)

* * *

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations:
Revenues	$3,233.2	$2,861.9	$9,569.0	$7,997.9
Operating Costs and Expenses, exclusive of depreciation and amortization expenses shown separately below
Broadcast programming and other costs of sale	1,306.6	1,218.8	3,890.4	3,464.1
Subscriber service expenses	251.1	213.7	714.1	548.9
Subscriber acquisition costs:
Third party customer acquisitions	524.0	540.0	1,605.7	1,450.5
Direct customer acquisitions	184.4	183.9	508.0	499.7
Upgrade and retention costs	293.5	261.3	774.5	668.2
Broadcast operations expenses	65.4	48.1	190.8	143.9
General and administrative expenses	273.6	279.9	873.4	873.8
(Gain) loss from asset sales and impairment charges, net	(30.1)	1,466.1	(33.1)	1,466.1
Depreciation and amortization	208.3	199.6	631.4	556.7

Total Operating Costs and Expenses	3,076.8	4,411.4	9,155.2	9,671.9

Operating Profit (Loss)	156.4	(1,549.5)	413.8	(1,674.0)
Interest income	44.8	22.6	97.9	33.0
Interest expense	(64.4)	(26.4)	(179.9)	(70.3)
Reorganization (expense) income	—	(0.5)	—	42.9
Other, net	2.3	0.7	(71.3)	397.6

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change	139.1	(1,553.1)	260.5	(1,270.8)
Income tax (expense) benefit	(41.7)	624.3	(73.6)	497.3
Minority interests in net (earnings) losses of subsidiaries	(2.8)	3.2	(3.5)	5.5

Income (loss) from continuing operations before cumulative effect of accounting change	94.6	(925.6)	183.4	(768.0)
Income (loss) from discontinued operations, net of taxes	—	(83.0)	31.3	(582.2)

Income (loss) before cumulative effect of accounting change	94.6	(1,008.6)	214.7	(1,350.2)
Cumulative effect of accounting change, net of taxes	—	—	—	(310.5)

Net Income (Loss)	$94.6	$(1,008.6)	$214.7	$(1,660.7)

Basic and Diluted Earnings (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.07	$(0.67)	$0.13	$(0.56)
Income (loss) from discontinued operations, net of taxes	—	(0.06)	0.02	(0.42)
Cumulative effect of accounting change, net of taxes	—	—	—	(0.22)

Net Income (Loss)	$0.07	$(0.73)	$0.15	$(1.20)

Weighted average number of common shares outstanding (in millions)
Basic	1,389.1	1,385.1	1,387.6	1,384.6
Diluted	1,395.5	1,385.1	1,393.8	1,384.6

SUMMARY DATA—(continued)
(Unaudited)

	September 30, 2005	December 31, 2004
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,572.2	$2,307.4
Short-term investments	653.0	522.6
Total current assets	5,799.4	4,771.1
Total assets	15,402.4	14,324.4
Total current liabilities	2,670.9	2,694.5
Long-term debt	3,408.2	2,409.5
Minority interests	50.2	47.9
Total stockholders' equity	7,778.6	7,507.1

Reference should be made to the Notes to our Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Millions)
Other Data:
Operating Profit (Loss)	$156.4	$(1,549.5)	$413.8	$(1,674.0)
Add: Depreciation and amortization expense	208.3	199.6	631.4	556.7

Operating Profit (Loss) Before Depreciation and Amortization(1)	$364.7	$(1,349.9)	$1,045.2	$(1,117.3)

Operating Profit Before Depreciation and Amortization Margin(1)	11.3%	N/A	10.9%	N/A
Capital expenditures(2)	$232.8	$326.3	$666.0	$763.7
Cash flows from operating activities	373.4	108.3	703.8	32.7
Cash flows from investing activities	(471.3)	1,167.0	(397.6)	1,489.5
Cash flows from financing activities	(5.1)	(14.8)	958.6	(213.9)

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

(2)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites.

SUMMARY DATA—(concluded)
(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
September 30, 2005
Revenues	$3,048.4	$185.2	$—	$(0.4)	$3,233.2
% of Total Revenue	94.3%	5.7%	—	—	100.0%
Operating Profit (Loss)	$170.6	$12.0	$—	$(26.2)	$156.4
Add: Depreciation and amortization	167.2	42.2	—	(1.1)	208.3

Operating Profit (Loss) Before Depreciation and Amortization	$337.8	$54.2	$—	$(27.3)	$364.7

Operating Profit Before Depreciation and Amortization Margin	11.1%	29.3%	—	N/A	11.3%
Capital Expenditures(1)	$203.0	$27.2	$—	$2.6	$232.8
September 30, 2004
Revenues	$2,506.5	$163.4	$194.8	$(2.8)	$2,861.9
% of Total Revenue	87.6%	5.7%	6.8%	(0.1)%	100.0%
Operating Profit (Loss)	$2.5	$(18.6)	$(1,495.3)	$(38.1)	$(1,549.5)
Add: Depreciation and amortization	142.5	44.1	14.4	(1.4)	199.6

Operating Profit (Loss) Before Depreciation and Amortization	$145.0	$25.5	$(1,480.9)	$(39.5)	$(1,349.9)

Operating Profit Before Depreciation and Amortization Margin	5.8%	15.6%	N/A	N/A	N/A
Capital Expenditures(1)	$229.4	$22.8	$19.7	$54.4	$326.3
Nine Months Ended:
September 30, 2005
Revenues	$8,809.7	$552.6	$211.4	$(4.7)	$9,569.0
% of Total Revenue	92.1%	5.8%	2.2%	(0.1)%	100.0%
Operating Profit (Loss)	$542.2	$2.5	$(60.8)	$(70.1)	$413.8
Add: Depreciation and amortization	515.8	119.6	—	(4.0)	631.4

Operating Profit (Loss) Before Depreciation and Amortization	$1,058.0	$122.1	$(60.8)	$(74.1)	$1,045.2

Operating Profit Before Depreciation and Amortization Margin	12.0%	22.1%	N/A	N/A	10.9%
Capital Expenditures(1)	$546.9	$68.8	$18.1	$32.2	$666.0
September 30, 2004
Revenues	$6,804.2	$493.2	$875.8	$(175.3)	$7,997.9
% of Total Revenue	85.1%	6.2%	11.0%	(2.3)%	100.0%
Operating Profit (Loss)	$87.2	$(65.6)	$(1,546.8)	$(148.8)	$(1,674.0)
Add: Depreciation and amortization	378.0	136.7	48.0	(6.0)	556.7

Operating Profit (Loss) Before Depreciation and Amortization	$465.2	$71.1	$(1,498.8)	$(154.8)	$(1,117.3)

Operating Profit Before Depreciation and Amortization Margin	6.8%	14.4%	N/A	N/A	N/A
Capital Expenditures(1)	$508.6	$60.0	$82.6	$112.5	$763.7

(1)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites.

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 1, 2005, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 filed with the SEC on May 5, 2005 and August 5, 2005, respectively, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

  •
  our subsidiaries compete with other multi-channel video programming distributors, or MVPD, some of whom have greater resources than us and increasing levels of competition could materially adversely affect our ability to increase earnings;

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

  •
  our international operations are subject to various additional risks associated with doing business internationally which include political instability, economic instability, and foreign currency exchange rate volatility;

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

BUSINESS OVERVIEW

        We are a leading provider of digital television entertainment in the United States and Latin America. Our three business segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S. and DIRECTV Latin America, and through April 22, 2005 the Network Systems segment, a provider of satellite-based private business networks, and consumer broadband Internet access. Subsequent to April 22, 2005, we account for our investment in HNS under the equity method of accounting. See "Significant Events Affecting the Comparability of the Results of Operations—Strategic Developments" below for more information related to transactions affecting HNS.

  •
  DIRECTV U.S. DIRECTV Holdings LLC, our wholly-owned subsidiary, is referred to as DIRECTV U.S. and is the largest provider of DTH digital television services and the second largest provider in the MVPD industry in the United States. As of September 30, 2005, DIRECTV U.S. had approximately 14.9 million subscribers.

  •
  DIRECTV Latin America. DTVLA is a leading provider of DTH digital television services throughout Latin America. As of September 30, 2005, DTVLA had approximately 1.6 million subscribers in 28 countries throughout the region of which approximately 84% are located in Brazil, Venezuela, Argentina and Puerto Rico. Whenever we refer to DTVLA, we are referring to a group of companies that combine to provide the DIRECTV service throughout Latin America. The most significant DTVLA companies include DLA LLC, which was approximately 85.9% owned by us as of September 30, 2005, as well as its consolidated local operating companies selling the DIRECTV service to subscribers in Latin America.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Strategic Developments

        In February 2004, we announced our intent to focus on the DTH satellite businesses. We have announced or completed the following actions in support of this strategy:

  Acquisitions

  •
  On October 8, 2004, we entered into the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. The Sky Transactions include the pending merger of Sky Brasil with DIRECTV Brasil, the sale of our DIRECTV Mexico subscriber list in exchange for an equity interest in Sky Mexico, and the acquisition of other Sky entities in the rest of the Latin America region, which we refer to as PanAmericana. As part of the transactions, we will acquire both News Corporation's and Liberty's equity interests in each Sky Latin America entity. As part of our transaction with Sky Mexico we expect to recognize a gain of up to $131 million related to the sale of the subscriber list, as follows: $58.4 million, which we recognized in the nine months ended September 30, 2005, approximately $11 million in the fourth quarter of 2005 and approximately $62 million in the first quarter of 2006. The $30.1 million gain recorded in the three months ended September 30, 2005 and the $58.4 million gain recorded in the nine months ended September 30, 2005 were recorded in "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations. In the rest of the region, we have acquired the interests of News Corporation and Liberty in Sky Multi-Country Partners and certain related entities, which own DTH platforms in Colombia and Chile. DTVLA began consolidating the results of these entities in the fourth quarter of 2004. We expect to pay approximately $580 million for the acquisition of the equity interests in the Sky entities, of which $398.0 million was paid in October 2004. The remainder is subject to adjustment and will be paid at the completion of the transactions, which we anticipate in 2006.

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

  Divestitures

  •
  On April 22, 2005, we completed the sale of a 50% interest in a new entity, HNS LLC, that owns substantially all of the remaining net assets of HNS to SkyTerra, which we refer to as the SkyTerra transaction. We received total proceeds of $257.4 million, including cash of $246.0 million, which is net of closing adjustments, and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million. As a result of this transaction, we recorded pre-tax charges of $25.3 million during the nine month period ended September 30, 2005 to "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations.

  •
  During the nine months ended September 30, 2005, we sold all of our investment in redeemable preference shares of TTSL for $113.1 million in cash, which resulted in us recognizing a net pre-tax loss of $0.6 million in "Other, net" in our Consolidated Statements of Operations during the nine months ended September 30, 2005.

  •
  On August 20, 2004, we completed the sale of our approximate 80.4% interest in PanAmSat to an affiliate of KKR for about $2.64 billion in cash. As a result of this transaction, we recorded losses of $203.7 million and $723.7 million, net of taxes, in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations during the three and nine month periods ended September 30, 2004, respectively.

  •
  In 2004, HNS completed the sale of its approximate 55% ownership interest in HSS for $226.5 million in cash, which we received in June 2004. As a result of this transaction, we recognized an after-tax gain of approximately $90.7 million ($176.1 million pre-tax) in the third quarter of 2004 upon completion of all substantive requirements and transfer of control in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

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

  •
  During the first quarter of 2004, we sold our investment in XM Satellite Radio common stock for $477.5 million in cash, which resulted in us recognizing a pre-tax gain of $387.1 million in the first quarter of 2004 in "Other, net" in our Consolidated Statements of Operations.

  Asset Impairment

  •
  In the third quarter of 2004, we decided to utilize certain SPACEWAY assets for DIRECTV U.S. high-definition programming. This decision to no longer use these assets for the SPACEWAY broadband service triggered an impairment test of our investment in the SPACEWAY assets. As a result of this test, we determined that the fair value of the SPACEWAY satellites and ground segment equipment for their alternative use exceeded their book value by $1.466 billion. Accordingly, we recorded a charge in "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations in the third quarter of 2004.

        The financial results for PanAmSat, which formerly comprised our Satellite Services segment, and HSS, which formerly was a component of our Network Systems segment, are presented in our Consolidated Statements of Operations as discontinued operations. As a result of the SkyTerra transaction, subsequent to April 22, 2005, we account for our investment in HNS under the equity method of accounting, and accordingly, record our interest in HNS' net income in "Other, net" in our Consolidated Statements of Operations.

        For additional information regarding the transactions described above, see Part I, Item 1, Note 3: Acquisitions, Divestitures and Other Transactions and Note 4: Asset Impairment Charge of this Form 10-Q.

Other Developments

        In addition to the items described above, the following events had a significant effect on the comparability of our operating results for the three and nine months ended September 30, 2005 and 2004:

  Hurricane Katrina

        In August 2005, Hurricane Katrina devastated certain portions of the Gulf Coast region of the United States. During the third quarter of 2005, DIRECTV U.S. recorded $14.3 million in charges mostly related to an anticipated increase in bad debt expense and a reduction in revenues for estimated subscriber service credits resulting from the hurricane.

  Refinancing Transactions

        During the second quarter of 2005, we completed a series of refinancing transactions that resulted in a pre-tax charge to "Other, net" in our Consolidated Statements of Operations of $64.9 million ($40.0 million after tax), of which $41.0 million was associated with the premium paid for the redemption of a portion of our 8.375% senior notes and $23.9 million with the write-off of a portion of our deferred debt issuance costs and other transaction costs. As a result of the refinancing transactions, our long-term debt increased by $1,011.7 million during the nine months ended September 30, 2005 and cash, net of the premium paid and transaction costs, increased $966.0 million. See Part I, Item 1, Note 7 of the Notes to the Consolidated Financial Statements for further discussion of these refinancing transactions.

  DIRECTV Latin America

        On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC's Reorganization Plan, which became effective on February 24, 2004.

        Reorganization (expense) income reported in our Consolidated Statements of Operations was $(0.5) million for the three months ended September 30, 2004 and $42.9 million for the nine months ended September 30, 2004. Reorganization income for the nine months ended September 30, 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the reorganization. Cash payments of $203.9 million were made during the nine month period ended September 30, 2004 to settle claims made during the bankruptcy proceedings.

  Reporting Change

        Beginning in 2005, we report our investments in auction rate securities as "Short-term investments" rather than our previous practice of reporting these investments as part of "Cash and cash equivalents" in our Consolidated Balance Sheets. As a result, we reclassified $522.6 million from "Cash and cash equivalents" to "Short-term investments" in our Consolidated Balance Sheets at December 31, 2004. Also, our cash flows from investing activities now include purchases and sales of auction rate securities. This reclassification has no affect on our previously reported total current assets, total assets, working capital or results of operations and does not affect our previously reported cash flows from operating or financing activities.

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

EXECUTIVE OUTLOOK

        In our Annual Report on Form 10-K for the year ended December 31, 2004, we disclosed that we expected DIRECTV U.S.' cash flows, which we defined as net cash provided by (used in) operating activities plus cash provided by (used in) investing activities, in 2005 to be slightly above break even. However, DIRECTV U.S.' cash flows have been higher than expected in the current year due mostly to lower than expected capital expenditures, the deferral of capital expenditures to future periods and improved cash management.

SATELLITE DEVELOPMENTS

        On May 22, 2005, DIRECTV U.S. successfully launched DIRECTV 8. DIRECTV 8 is a Ku/Ka-band hybrid satellite that supplements our existing fleet of satellites and has taken the place of an older satellite.

        On April 26, 2005, DIRECTV U.S. successfully launched SPACEWAY 1. SPACEWAY 1 is the first of four Ka-band satellites that will enable us to broadcast local high-definition, or HD, channels into several of the nation's largest markets. We expect to launch SPACEWAY 2, also a Ka-band satellite, in November 2005.

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

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for digital video recorders, or DVRs, HD, receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Consolidated Results of Operations

        Revenues.    The following table presents our revenues, by segment, for the three months ended September 30:

	Three Months Ended September 30,
			Change
Revenues By Segment:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,048.4	$2,506.5	$541.9	21.6%
DIRECTV Latin America	185.2	163.4	21.8	13.3%
Network Systems	—	194.8	(194.8)	(100.0)%
Eliminations and Other	(0.4)	(2.8)	2.4	(85.7)%

Total Revenues	$3,233.2	$2,861.9	$371.3	13.0%

        The increase in our total revenues was primarily due to the $541.9 million increase in revenues at the DIRECTV U.S. segment, which resulted from new DIRECTV subscribers added since the third quarter of 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. This increase was partially offset by the $194.8 million decrease in revenues at the Network Systems segment resulting from the divestitures of the HNS businesses.

        Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

	Three Months Ended September 30,
			Change
Operating Costs and Expenses:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,877.8	$2,504.0	$373.8	14.9%
DIRECTV Latin America	173.2	182.0	(8.8)	(4.8)%
Network Systems	—	1,690.1	(1,690.1)	(100.0)%
Eliminations and Other	25.8	35.3	(9.5)	(26.9)%

Total Operating Costs and Expenses	$3,076.8	$4,411.4	$(1,334.6)	(30.3)%

        The decrease in our total operating costs and expenses was primarily due to the $1,690.1 million decrease in operating costs and expenses at the Network Systems segment as a result of the 2004 SPACEWAY impairment charge and the divestitures of the HNS businesses, partially offset by a

$373.8 million increase at the DIRECTV U.S. segment primarily related to higher costs for programming, subscriber service expenses, upgrade and retention costs, general and administrative expenses and depreciation and amortization expense.

        Interest Income and Expense.    Interest income increased to $44.8 million for the third quarter of 2005 compared to $22.6 million for the same period of 2004. Interest expense increased to $64.4 million for the third quarter of 2005 from $26.4 million for the third quarter of 2004. The increase in interest income is due to an increase in the average balances of cash and short-term investments, and an increase in average interest rates. The increase in interest expense resulted primarily from the decrease in capitalized interest due to the completion of the construction of the SPACEWAY satellites and an increase in our outstanding borrowings. Interest expense is net of capitalized interest of $5.5 million in the three months ended September 30, 2005 and $32.5 million in the three months ended September 30, 2004.

        Reorganization Expense.    Reorganization expense was $0.5 million for the quarter ended September 30, 2004. See "Other Developments" above for more information related to the DLA LLC reorganization.

        Other, Net.    Other, net increased by $1.6 million during the third quarter of 2005 as compared to the same period in 2004. The significant components of "Other, net" were as follows:

	Three Months Ended September 30,		Change
	2005	2004	$	%
	(Dollars in Millions)
Equity in earnings of HNS LLC	$3.4	$—	$3.4	NM	*
Other	(1.1)	0.7	(1.8)	NM

Total	$2.3	$0.7	$1.6	NM

*
Not meaningful

        Income Tax (Expense) Benefit.    We recognized income tax expense of $41.7 million for the third quarter of 2005 compared to an income tax benefit of $624.3 million for the third quarter of 2004. The change in income tax (expense) benefit is primarily attributable to the change in income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change, offset in part by a reduction in our annual effective tax rate due to the utilization of capital loss carryforwards. We update our estimated annual effective tax rate quarterly as our estimate of pre-tax income or loss for the year is increased or decreased.

        Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, is as follows:

	Three Months Ended September 30,		Change
	2005	2004	$	%
	(Dollars in Millions)
Income from discontinued operations, net of taxes	$—	$30.0	$(30.0)	(100.0)%
Loss on sale of discontinued operations, net of taxes	—	(113.0)	113.0	(100.0)%

Loss from discontinued operations, net of taxes	$—	$(83.0)	$83.0	(100.0)%

        Income from discontinued operations, net of taxes in 2004 relates to the PanAmSat business sold in August 2004.

        Loss on sale of discontinued operations of $113.0 million in the third quarter of 2004 is due to the additional $203.7 million loss we recorded, net of taxes, associated with the sale of PanAmSat, partially offset by the $90.7 million gain, net of taxes on HNS' sale of its approximate 55% interest in HSS. The discontinued operations of PanAmSat and HSS are more fully discussed in "Strategic Developments" above.

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

        Average Monthly Revenue Per Subscriber.    DIRECTV U.S. calculates ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV subscribers for the period, excluding the subscribers of the former NRTC members and affiliates prior to the NRTC and Pegasus transactions in the second and third quarters of 2004, which we discuss in more detail above in "Strategic Developments." DIRECTV U.S. calculates average DIRECTV subscribers for the year and the period by adding the number of DIRECTV subscribers as of the beginning of the year or the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

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

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of September 30,		Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,048.4	$2,506.5	$541.9	21.6%
Operating Cost and Expenses, exclusive of depreciation and amortization expense shown separately below:
Broadcast programming and other costs of sale	1,240.7	985.6	255.1	25.9%
Subscriber service expenses	240.4	208.0	32.4	15.6%
Subscriber acquisition costs:
Third party customer acquisitions	511.7	529.5	(17.8)	(3.4)%
Direct customer acquisitions	179.7	182.1	(2.4)	(1.3)%
Upgrade and retention costs	291.3	260.2	31.1	12.0%
Broadcast operations expenses	39.4	33.2	6.2	18.7%
General and administrative expenses	207.4	162.9	44.5	27.3%
Depreciation and amortization expense	167.2	142.5	24.7	17.3%

Total Operating Costs and Expenses	2,877.8	2,504.0	373.8	14.9%

Operating Profit	$170.6	$2.5	$168.1	NM

Other Data:
Operating Profit Before Depreciation & Amortization	$337.8	$145.0	$192.8	133.0%
Total number of subscribers (000's)	14,933	13,496	1,437	10.6%
ARPU	$68.65	$66.46	$2.19	3.3%
Average monthly subscriber churn %	1.89%	1.82%	—	3.8%
Average subscriber acquisition costs—per subscriber (SAC)	$626	$617	$9	1.5%

        Subscribers.    DIRECTV U.S. had approximately 14.9 million subscribers at September 30, 2005. At September 30, 2004, DIRECTV U.S. had approximately 13.5 million subscribers or approximately 12.1 million subscribers excluding the subscribers we added as part of the NRTC and Pegasus transactions. DIRECTV U.S. added approximately 1,104,000 gross new subscribers during the three months ended September 30, 2005 and approximately 1,181,000 gross new subscribers during the same period of 2004. After accounting for churn, DIRECTV U.S. added approximately 263,000 net new subscribers during the three months ended September 30, 2005 compared to 456,000 net new subscribers during the same period of 2004. The decrease in net new subscriber additions resulted from the decrease in gross new subscribers added in the current period and the DIRECTV U.S.' increase in average monthly subscriber churn to 1.89% for the three months ended September 30, 2005 compared to 1.82% for the same period of 2004 primarily due to higher involuntary churn from subscribers with lower credit scores acquired in 2004 and early 2005 and a more competitive marketplace.

        Revenues.    DIRECTV U.S.' revenues increased $541.9 million to $3,048.4 million resulting from DIRECTV U.S.' new subscribers added since September 30, 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 3.3% increase in ARPU to $68.65 resulted primarily from price increases on certain programming packages and higher mirroring fees from an increase in the average number of set-top receivers per subscriber. These increases were partially offset by lower ARPU related to the acquired Pegasus and NRTC subscribers.

        Total Operating Costs and Expenses.    DIRECTV U.S.' total operating costs and expenses increased $373.8 million to $2,877.8 million resulting primarily from higher costs for programming, subscriber service expenses, upgrade and retention costs, general and administrative expenses and depreciation and amortization expense.

        DIRECTV U.S.' broadcast programming and other costs of sale increased $255.1 million resulting mostly from higher programming costs related to the increased revenues discussed above and annual program supplier rate increases. DIRECTV U.S.' higher subscriber service expenses of $32.4 million resulted primarily from increased costs due to DIRECTV U.S.' larger subscriber base.

        Increased volume under DIRECTV U.S.' movers and second set programs drove most of the $31.1 million increase in upgrade and retention costs. Under these programs, DIRECTV U.S. provides additional equipment, plus installation to subscribers at significantly reduced prices.

        The $44.5 million increase in general and administrative expenses resulted primarily from higher bad debt expense resulting from the increase in the subscriber base, higher involuntary churn and Hurricane Katrina.

        The $24.7 million increase in depreciation and amortization expense resulted primarily from amortization expense related to intangible assets recorded as part of the NRTC and Pegasus transactions.

        The improvement in operating profit before depreciation and amortization of $192.8 million was primarily due to higher margins from the increase in revenues, and lower operating costs as a percentage of revenues. The $168.1 million improvement in operating profit was due to the increase in operating profit before depreciation and amortization, partially offset by the higher amortization expense resulting from the amortization of intangible assets recorded as part of the NRTC and Pegasus transactions.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of September 30,		Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$185.2	$163.4	$21.8	13.3%
Operating Profit Before Depreciation & Amortization	54.2	25.5	28.7	112.5%
Operating Profit (Loss)	12.0	(18.6)	30.6	NM
Total number of subscribers (000's)	1,555	1,553	2	0.1%
Net subscriber additions	36	15	21	NM
Net subscriber additions, excluding Mexico	36	26	10	38.5%
ARPU	$40.18	$35.24	$4.94	14.0%

        The increase in revenues in the third quarter of 2005 compared to the same period in 2004 is primarily a result of a larger subscriber base across the region (excluding Mexico), as well as the effects of the consolidation of Sky Chile and Sky Colombia in October 2004, partially offset by the shut-down of DIRECTV Mexico operations as part of the Sky Transactions. The increase in ARPU is primarily due to the effects of the consolidation of Sky Chile and Sky Colombia in October 2004 and selected price increases in the region.

        The improvement in operating profit before depreciation and amortization was primarily due to the $30.1 million gain from the sale of the DIRECTV Mexico subscribers and the increase in revenues discussed above. The improvement in operating profit was due to the increase in operating profit before depreciation and amortization.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

	Three Months Ended September 30,		Change
	2005	2004	$	%
	(Dollars in Millions)
Revenues	$—	$194.8	$(194.8)	(100.0)%
Operating Loss Before Depreciation & Amortization	—	(1,480.9)	1,480.9	(100.0)%
Operating Loss	—	(1,495.3)	1,495.3	(100.0)%

        As a result of the divestitures of the HNS businesses described above, there were no operating results for the Network Systems segment during the third quarter of 2005. Operating loss before depreciation and amortization and operating loss in the third quarter of 2004 include the $1.466 billion asset impairment charge related to SPACEWAY discussed above in "Strategic Developments."

Eliminations and Other

        Operating Loss from Eliminations and Other decreased to $26.2 million in the third quarter of 2005 from $38.1 million in the third quarter of 2004. The decrease is primarily related to employee retention costs that we incurred in the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Consolidated Results of Operations

        Revenues.    The following table presents our revenues, by segment, for the nine months ended September 30:

	Nine Months Ended September 30,
			Change
Revenues By Segment:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$8,809.7	$6,804.2	$2,005.5	29.5%
DIRECTV Latin America	552.6	493.2	59.4	12.0%
Network Systems	211.4	875.8	(664.4)	(75.9)%
Eliminations and Other	(4.7)	(175.3)	170.6	(97.3)%

Total Revenues	$9,569.0	$7,997.9	$1,571.1	19.6%

        The increase in our total revenues was primarily due to the $2,005.5 million increase in revenues at the DIRECTV U.S. segment, which resulted from new DIRECTV subscribers added since the third quarter of 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base, and a reduction in the elimination of revenues due to the sale of the set-top receiver manufacturing operations in June 2004 for which revenue from sales to DIRECTV U.S. from HNS were previously eliminated. These increases were partially offset by the $664.4 million decrease in revenues at the Network Systems segment resulting from the divestitures of the HNS businesses.

        Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

	Nine Months Ended September 30,
			Change
Operating Costs and Expenses:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$8,267.5	$6,717.0	$1,550.5	23.1%
DIRECTV Latin America	550.1	558.8	(8.7)	(1.6)%
Network Systems	272.2	2,422.6	(2,150.4)	(88.8)%
Eliminations and Other	65.4	(26.5)	91.9	NM

Total Operating Costs and Expenses	$9,155.2	$9,671.9	$ (516.7)	(5.3)%

        The decrease in our total operating costs and expenses was primarily due to the $2,150.4 million decrease in operating costs and expenses at the Network Systems segment resulting from the 2004 SPACEWAY impairment charge and the divestitures of the HNS businesses, partially offset by the $1,550.5 million increase at the DIRECTV U.S. segment primarily related to higher costs for programming, subscriber service expenses, third party customer acquisitions, upgrade and retention costs, general and administrative expenses and depreciation and amortization expense, and a reduction in the elimination of costs of sales as a result of the sale of HNS' set-top receiver manufacturing operations in June 2004.

        Interest Income and Expense.    Interest income increased to $97.9 million for the nine months ended September 30, 2005 compared to $33.0 million for the same period of 2004. Interest expense increased to $179.9 million for the nine months ended September 30, 2005 from $70.3 million for the nine months ended September 30, 2004. The increase in interest income is due to an increase in average cash balances and short-term investments and an increase in average interest rates. The increase in interest expense resulted primarily from the decrease in capitalized interest due to the completion of the construction of the SPACEWAY satellites. Interest expense is net of capitalized interest of $15.0 million in the nine months ended September 30, 2005 and $97.5 million in the nine months ended September 30, 2004.

        Reorganization Income.    Reorganization income was $42.9 million for the nine months ended September 30, 2004. See "Other Developments" above for more information related to the DLA LLC reorganization.

        Other, Net.    Other, net decreased by $468.9 million during of the nine months ended September 30, 2005 as compared to the same period in 2004. The significant components of "Other, net" were as follows:

	Nine Months Ended September 30,		Change
	2005	2004	$	%
	(Dollars in Millions)
Net gain (loss) from sale of investments	$(0.6)	$396.5	$(397.1)	NM
Equity in earnings (losses) of HNS LLC	(3.9)	—	(3.9)	NM
Refinancing transaction expenses	(64.9)	—	(64.9)	NM
Other	(1.9)	1.1	(3.0)	NM

Total	$(71.3)	$397.6	$(468.9)	NM

        Income Tax (Expense) Benefit.    We recognized income tax expense of $73.6 million for the nine months ended September 30, 2005 compared to an income tax benefit of $497.3 million for the nine months ended September 30, 2004. The increase in income tax expense is primarily attributable to higher income from continuing operations before income taxes, minority interests and cumulative effect of accounting change. The increase was partially offset by an income tax benefit recognized in the nine months ended September 30, 2005 due to the utilization of capital loss carryforwards and a benefit associated with a reduction in the amount of accrued foreign withholding taxes resulting from a favorable tax ruling in Mexico.

        Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, is as follows:

	Nine Months Ended September 30,		Change
	2005	2004	$	%
	(Dollars in Millions)
Income from discontinued operations, net of taxes	$—	$50.8	$(50.8)	(100.0)%
Income (loss) on sale of discontinued operations, net of taxes	31.3	(633.0)	664.3	NM

Income (loss) from discontinued operations, net of taxes	$31.3	$(582.2)	$613.5	NM

        Income from discontinued operations, net of taxes in 2004 relates to the PanAmSat and HSS businesses sold in 2004.

        As a result of a favorable tax settlement, which we discuss in Note 9 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, during the second quarter of 2005, we recorded a $31.3 million gain in "Income (loss) on sale of discontinued operations, net of taxes" in our Consolidated Statements of Operations.

        Loss on sale of discontinued operations of $633.0 million in the nine month period ended September 30, 2004 includes the loss recorded for the sale of PanAmSat, net of taxes, of $723.7 million, partially offset by the $90.7 million gain on HNS' sale of its approximate 55% interest in HSS. The discontinued operations of PanAmSat and HSS are more fully discussed in "Strategic Developments" above.

        Cumulative Effect of Accounting Change.    The $310.5 million cumulative effect of accounting change, net of taxes, in the nine months ended September 30, 2004 was due to our change in our method of accounting for subscriber acquisition, upgrade and retention costs.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Nine Months Ended and As of September 30,		Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$8,809.7	$6,804.2	$2,005.5	29.5%
Operating Cost and Expenses, exclusive of depreciation and amortization expense shown separately below:
Broadcast programming and other costs of sale	3,528.0	2,690.2	837.8	31.1%
Subscriber service expenses	680.1	520.0	160.1	30.8%
Subscriber acquisition costs:
Third party customer acquisitions	1,567.5	1,411.4	156.1	11.1%
Direct customer acquisitions	491.7	495.5	(3.8)	(0.8)%
Upgrade and retention costs	766.7	661.2	105.5	16.0%
Broadcast operations expenses	110.1	98.4	11.7	11.9%
General and administrative expenses	607.6	462.3	145.3	31.4%
Depreciation and amortization expense	515.8	378.0	137.8	36.5%

Total Operating Costs and Expenses	8,267.5	6,717.0	1,550.5	23.1%

Operating Profit	$542.2	$87.2	$455.0	521.8%

Other Data:
Operating Profit Before Depreciation & Amortization	$1,058.0	$465.2	$592.8	127.4%

Total number of subscribers (000's)	14,933	13,496	1,437	10.6%
ARPU	$67.52	$65.02	$2.50	3.8%
Average monthly subscriber churn %	1.70%	1.58%	—	7.6%
Average subscriber acquisition costs—per subscriber (SAC)	$642	$634	$8	1.3%

        Subscribers.    DIRECTV U.S. had approximately 14.9 million subscribers at September 30, 2005. At September 30, 2004, DIRECTV U.S. had approximately 13.5 million subscribers or approximately 12.1 million subscribers excluding the subscribers we added as part of the NRTC and Pegasus transactions. DIRECTV U.S. added approximately 3,205,000 gross new subscribers during the nine months ended September 30, 2005 compared to approximately 3,115,000 gross new subscribers during the same period of 2004. After accounting for churn, DIRECTV U.S. added approximately 993,000 net new subscribers during the nine months ended September 30, 2005 compared to approximately 1,284,000 net new subscribers during the same period of 2004. The decrease in net new subscribers additions resulted from DIRECTV U.S.' increase in average monthly subscriber churn to 1.70% for the nine months ended September 30, 2005 compared to 1.58% for the same period of 2004 primarily due to higher involuntary churn from subscribers with lower credit scores acquired in 2004 and early 2005 and a more competitive marketplace.

        Revenues.    DIRECTV U.S.' revenues increased $2,005.5 million to $8,809.7 million resulting from DIRECTV U.S.' new subscribers added since September 30, 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 3.8% increase in ARPU to $67.52 resulted primarily from price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels. These increases were partially offset by lower ARPU related to the acquired Pegasus and NRTC subscribers.

        Total Operating Costs and Expenses.    DIRECTV U.S.' total operating costs and expenses increased $1,550.5 million to $8,267.5 million resulting primarily from higher costs for programming, subscriber service expenses, third party customer acquisitions, upgrade and retention costs, general and administrative expenses and depreciation and amortization expense.

        DIRECTV U.S.' broadcast programming and other costs of sale increased $837.8 million resulting mostly from higher programming costs related to the increased revenues discussed above and annual program supplier rate increases. DIRECTV U.S.' higher subscriber service expenses of $160.1 million resulted primarily from increased costs due to DIRECTV U.S.' larger subscriber base.

        The $156.1 million increase in third party customer acquisition costs was due to higher gross subscriber additions. Increased volume under DIRECTV U.S.' movers and HD upgrade programs drove most of the $105.5 million increase in upgrade and retention costs.

        The $145.3 million increase in general and administrative expenses resulted primarily from higher bad debt expense resulting from the increase in the subscriber base and involuntary churn discussed above, and an increase in other expenses, such as labor, benefits and consulting, to support the larger business.

        The improvement in operating profit before depreciation and amortization of $592.8 million was primarily due to the margins we received from the increase in revenues, and lower operating costs as a percentage of revenues. The $455.0 million improvement in operating profit was due to the increase in operating profit before depreciation and amortization, partially offset by the higher amortization expense of about $207.0 million resulting from the amortization of intangible assets recorded as part of the NRTC and Pegasus transactions, partially offset by lower depreciation expense resulting from assets becoming fully depreciated in the last year.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Nine Months Ended and As of September 30,		Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$552.6	$493.2	$59.4	12.0%
Operating Profit Before Depreciation & Amortization	122.1	71.1	51.0	71.7%
Operating Profit (Loss)	2.5	(65.6)	68.1	NM
Total number of subscribers (000's)	1,555	1,553	2	0.1%
Net subscriber additions (losses)	(91)	54	(145)	NM
Net subscriber additions, excluding Mexico	110	68	42	61.8%
ARPU	$39.05	$35.84	$3.21	9.0%

        The increase in revenues during the nine months ended September 30, 2005 compared to the same period in 2004 is primarily a result of a larger subscriber base across the region, as well as the effects of the consolidation of Sky Chile and Sky Colombia in October 2004, partially offset by the shut-down of DIRECTV Mexico operations as part of the Sky Transactions. The increase in ARPU is primarily due to the effects of the consolidation of Sky Chile and Sky Colombia in October 2004 and selected price increases in the region.

        The 145,000 decrease in net subscriber additions resulted primarily from the ongoing shut-down of DIRECTV Mexico and the migration of subscribers to the Sky Mexico platform. Excluding Mexico, net subscriber additions for DIRECTV Latin America improved by 42,000 due to strong growth across the region.

        The improvement in operating profit before depreciation and amortization was primarily due to the $58.4 million gain from the sale of the DIRECTV Mexico subscribers and the increase in revenues discussed above, partially offset by the shut-down of DIRECTV Mexico. The improvement in operating profit was due to the increase in operating profit before depreciation and amortization and reduced depreciation principally reflecting the effect of a fourth quarter 2004 write-down of assets in Mexico.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

	Nine Months Ended September 30,		Change
	2005	2004	$	%
	(Dollars in Millions)
Revenues	$211.4	$875.8	$(664.4)	(75.9)%
Operating Loss Before Depreciation & Amortization	(60.8)	(1,498.8)	1,438.0	(95.9)%
Operating Loss	(60.8)	(1,546.8)	1,486.0	(96.1)%

        The decrease in revenues, operating loss before depreciation and amortization and operating loss resulted primarily from the divestitures of the HNS businesses. Operating loss before depreciation and amortization and operating loss in the third quarter include the $1.466 billion asset impairment charge related to Spaceway discussed above in "Strategic Developments."

Eliminations and Other

        The elimination of revenues decreased to $4.7 million in the nine months ended September 30, 2005 from $175.3 million in the nine months ended September 30, 2004. The decrease was primarily due to the sale of the set-top receiver manufacturing operations in June 2004 for which revenues from sales to DIRECTV U.S. from HNS were previously eliminated.

        Operating Loss from Eliminations and Other decreased to $70.1 million in the nine months ended September 30, 2005 from $148.8 million in the nine months ended September 30, 2004. The decrease is primarily related to charges in the nine months ended September 30, 2004 related to severance, retention, pension and stock-based compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine month period ended September 30, 2005, our cash and cash equivalents balance increased by $1,264.8 million to $3,572.2 million and our short term investments balance increased by $130.4 million from $522.6 million to $653.0 million. These increases resulted primarily from the $966.0 million of net proceeds from the refinancing transactions during the second quarter of 2005, $703.8 million of cash flows from operating activities, $246.0 million in cash proceeds from the SkyTerra transaction, and $113.1 million of proceeds from the sale of our investment in TTSL, partially offset by cash paid for satellites, property and equipment of $616.0 million. In addition to our existing cash balances, at September 30, 2005 DIRECTV U.S. currently has the ability to borrow up to $500.0 million under a revolving credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) at September 30, 2005 and December 31, 2004 was 2.17 and 1.77, respectively. The improvement in our current ratio is primarily due to the increase in cash and cash equivalents described above.

        We expect to fund our future cash requirements using our available cash balances and short-term investments and cash provided by operations. We also have $500.0 million available under DIRECTV U.S.' revolving credit facility, if necessary.

Notes Payable and Credit Facilities

        At September 30, 2005, we had $3,415.7 million in total outstanding borrowings, bearing a weighted average interest rate of 6.35%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a credit facility as more fully described in Note 7 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, which we incorporate herein by reference.

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our board of directors in its sole discretion. We have no current plans to pay cash dividends on our common stock. We currently expect that our future earnings, if any, will be retained for the development of our businesses or will be used for other corporate purposes.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

        The following table sets forth our contractual obligations as of September 30, 2005, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table.

	Payments Due By Period
Contractual Obligations	Total	Remainder of 2005	2006-2007	2008-2009	2010 and thereafter
		(Dollars in Millions)
Long-Term Debt Obligations (Note 7)(a)	$5,098.9	$51.9	$454.4	$574.4	$4,018.2
Purchase Obligations (Note 9)(b)	5,335.4	328.1	1,847.9	1,814.7	1,344.7
Operating Lease Obligations (Note 9)(c)	589.0	20.2	157.9	147.7	263.2
Capital Lease Obligations	87.4	7.1	62.8	17.5	—
Other Long-Term Liabilities Reflected on the Consolidated Balance Sheets under GAAP (Note 3)(d)	443.2	18.7	138.3	155.7	130.5

Total	$11,553.9	$426.0	$2,661.3	$2,710.0	$5,756.6

(a)
Our long-term debt obligations include interest calculated based on the rates in effect at September 30, 2005; however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facilities, if any.

(b)
Our purchase obligations consist of broadcast programming commitments, satellite construction contracts, service contract commitments and remaining payments related to the Sky Transactions. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Satellite construction contracts typically exclude the cost to insure and launch satellites, which costs can be significant to the overall cost of placing a satellite into service. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as customer call center operations, billing services and TT&C services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

(c)
Certain of the operating leases contain escalation clauses and renewal or purchase options, which we have not included in the amounts disclosed.

(d)
Other long-term liabilities include amounts DIRECTV U.S. owes to the NRTC for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions and obligations to make required minimum contributions to qualified pension plans in accordance with ERISA minimum funding requirements in 2005. After 2005, contributions are dependent on numerous factors that cannot be reasonably predicted.

Off-Balance Sheet Arrangements

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $19.2 million which were undrawn at September 30, 2005.

Contingencies

        For a discussion of "Commitments and Contingencies," see Part I, Item 1, Note 9 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 10 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ACCOUNTING CHANGES

        For a discussion of our change in accounting for subscriber acquisition, upgrade and retention costs effective January 1, 2004, see "Significant Events Affecting the Comparability of the Results of Operations—Other Developments" above.

        For additional information regarding "Accounting Changes," see Part I, Item 1, Note 2 to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

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

        On April 5, 2005, in connection with our April 2005 refinancing transactions, S&P assigned a BB rating to DIRECTV U.S.' senior secured credit facility and affirmed DIRECTV U.S.' BB corporate and BB- senior unsecured ratings. On June 8, 2005 S&P assigned a BB- rating to DIRECTV U.S.' 6.375% senior notes and affirmed our corporate, senior secured and unsecured ratings. All ratings remain on stable outlook.

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the nine months ended September 30, 2005. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 1, 2005.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our nine months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended September 30, 2005 or subsequent thereto, but before the filing of this report, are summarized below. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 1, 2005, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, filed with the SEC on May 5, 2005 and August 5, 2005, respectively, and our Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        On November 1, 2005, we entered into a Services Agreement with News Corporation pursuant to which the parties may provide various services to each other. News Corporation owns approximately 33.9% of our outstanding stock. The Services Agreement specifically provides terms pursuant to which employees may be seconded from News Corporation to our company on a temporary basis and for the allocation of certain office space and related services in the New York City offices of News America Incorporated, a subsidiary of News Corporation. Other services may be provided from time to time under the Service Agreement.

        Also, effective November 2, 2005, the Board of Directors approved a change in registered agent and appointed Corporation Services Company, 2711 Centerville Road, Suite 400, Wilmington, Delaware as our registered agent.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
10.1	Services Agreement dated November 1, 2005 by and between News Corporation and The DIRECTV Group
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

THE DIRECTV GROUP, INC. (Registrant)
Date: November 4, 2005	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic (Executive Vice President and Chief Financial Officer)

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