Form 10-K
period 2005-12-31
DIRECTV GROUP INC
filed 2006-03-10
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common, $0.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of June 30, 2005, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $14,228,528,986. This amount excludes Fox Entertainment Group, Inc.'s approximately 34% ownership interest in our outstanding common stock as of such date.

        As of March 7, 2006, the registrant had outstanding 1,281,527,492 shares of common stock.

        Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
The DIRECTV Group, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement for Annual Meeting of Stockholders to be held on June 6, 2006	Part III, Items 10 through 14

THE DIRECTV GROUP, INC.

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties including, without limitation, risk factors discussed in more detail in Item 1A of this Annual Report, which could cause actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

THE DIRECTV GROUP, INC.

PART I

ITEM 1.    BUSINESS

        The DIRECTV Group, Inc., which we refer to as the company, we or us, was incorporated in Delaware in 1977 and was subsequently acquired by General Motors Corporation, or GM, in 1985. From 1985 to 2003, we were a subsidiary of GM.

        On December 22, 2003, we, GM and News Corporation completed a series of transactions that resulted in our split-off from GM and the simultaneous sale of GM's then remaining 19.8% economic interest in us to News Corporation. Immediately after the split-off, News Corporation acquired an additional 14.2% of outstanding common stock from our common stockholders, which provided News Corporation with a total of approximately 34% of our outstanding common stock, which was subsequently contributed to its subsidiary, Fox Entertainment Group, Inc. In addition, we paid to GM a special cash dividend of $275 million in connection with the transactions. As a result of these transactions, we became a publicly-traded company.

        Following our February 2004 announcement of our intent to restructure our company to focus on the direct-to-home, or DTH, satellite businesses, during 2004 and 2005 we sold substantially all of our non-strategic businesses, investments and assets, including our approximately 80.4% interest in PanAmSat Corporation, or PanAmSat, and the businesses and assets of Hughes Network Systems, Inc., or HNS. We also announced a series of transactions designed to reorganize our DTH businesses in Latin America. See below for further discussion of these strategic transactions. On March 16, 2004, we changed our corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. Effective on March 17, 2004, we changed our ticker symbol on the New York Stock Exchange, or NYSE, from "HS" to "DTV." This name change had no impact on our common stock or the rights of our stockholders. The name of our company was changed to better reflect our commitment to building our business around our DTH businesses.

        On February 7, 2006, our Board of Directors authorized a share repurchase program. Under the repurchase program, we are authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. The source of funds for the proposed purchases is from our existing cash on hand and cash from operations. We implemented the repurchase program on February 10, 2006. There is no fixed termination date for the repurchase program and purchases may be made in the open market, through block trades and other negotiated transactions. The program may be suspended, discontinued or accelerated at any time.

        We are a leading provider of digital television entertainment in the United States and Latin America. Our two continuing business segments, DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location, are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers. Through April 22, 2005 we also operated the Network Systems segment, which was a provider of satellite-based private business networks, or VSATs, and consumer broadband Internet access. On April 22, 2005, we completed the contribution of the HNS net assets to HNS LLC and the sale of a 50% interest in HNS LLC to SkyTerra Communications, Inc., or SkyTerra. Subsequent to the sale we accounted for our investment in HNS under the equity method of accounting. In January 2006, we completed the sale of our remaining 50% interest in HNS LLC to SkyTerra. Please refer to Part II Item 7 of this Annual Report for more information related to the HNS transactions.

  •
  DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of December 31, 2005, DIRECTV U.S. had over 15.1 million subscribers with average monthly revenue per subscriber, or ARPU, of $69.61.

  •
  DIRECTV Latin America.    DIRECTV Latin America, or DTVLA, which is comprised of a group of companies that primarily includes our approximate 86% owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, and its consolidated local operating companies, or LOCs, is a leading provider of DTH digital television services throughout Latin America. As of December 31, 2005, DTVLA had approximately 1.6 million subscribers in 27 countries throughout the region of which approximately 85% are located in Brazil, Argentina, Venezuela and Puerto Rico. On October 8, 2004, we entered into a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International, Inc., or Liberty, which we refer to as the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. See "DIRECTV Latin America" below for more information related to these transactions.

DIRECTV U.S.

        DIRECTV U.S. provides over 15.1 million subscribers with access to hundreds of channels of digital-quality video pictures and CD-quality audio programming that are transmitted directly to its subscribers' homes or businesses via high-powered geosynchronous satellites.

        DIRECTV U.S. believes it provides one of the most extensive collections of programming available in the MVPD industry. DIRECTV U.S. currently distributes to its subscribers more than 1,500 digital video and audio channels, including about 130 basic entertainment channels, 31 premium movie channels, over 33 regional and specialty sports networks, an aggregate of over 1,100 local channels, approximately 70 Spanish and other foreign language special interest channels, and approximately 50 pay-per-view movie and event choices. Although DIRECTV U.S. distributes over 1,100 local channels, a subscriber generally receives only the local channels in the subscriber's home market. As of December 31, 2005, DIRECTV U.S. provided local channel coverage to approximately 141 markets, or about 94% of U.S. television households.

        In addition, DIRECTV U.S. provides ten national high-definition, or HD, television channels as well as network HD programming in certain local markets. Beginning in the fourth quarter of 2005, DIRECTV launched local HD channels in 12 of the largest markets and expects to introduce local HD channels to at least 36 markets covering approximately 57% of U.S. television households in the first half of 2006. By 2007, with the expected launch of two additional satellites, DIRECTV U.S. expects to have the capacity to offer local HD channels to nearly all U.S. television households.

        DIRECTV U.S. also provides premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the biggest selection of NFL games available each Sunday during the regular season. Under its contract with the NFL, DIRECTV U.S. has exclusive rights to provide this service through 2010, including rights to provide related HD interactive and mobile services.

        To subscribe to the DIRECTV® service, subscribers acquire receiving equipment from DIRECTV U.S. or through one of DIRECTV U.S.' national retailers as well as independent satellite television retailers, dealers and regional Bell operating companies, or RBOCs. On March 1, 2006, DIRECTV U.S. introduced a set-top receiver lease program for new and existing subscribers.

        The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a DIRECTV® System. After acquiring and installing a DIRECTV System, subscribers activate the DIRECTV service by calling DIRECTV U.S. and subscribing to one of DIRECTV U.S.' programming packages.

Key Strengths

        DIRECTV U.S. is our principal business and is characterized by the following key strengths:

  •
  Large Subscriber Base.    DIRECTV U.S. is the largest provider of DTH digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. DIRECTV U.S. believes that its large subscriber base provides it with the opportunity to obtain programming on favorable terms and secure unique and exclusive programming. DIRECTV U.S. also believes that its large subscriber base contributes to achieving other economies of scale in areas such as DIRECTV System equipment purchasing, customer service, broadcast operations and general and administrative services.

  •
  Leading Brand Name.    Results from a study DIRECTV U.S. commissioned in 2005 indicated that over 85% of consumers in the United States are aware of the DIRECTV service. DIRECTV U.S. believes the strength of its brand is an important factor in its ability to attract new subscribers. In addition, DIRECTV U.S. believes its recognized brand name enhances its ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.    As a result of its significant channel capacity, DIRECTV U.S. believes it is able to deliver to its subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package and international programming such as the DIRECTV PARA TODOS® service, which is designed for Spanish-speaking subscribers in the United States. In addition, DIRECTV U.S. has a substantial amount of capacity in the Ka-Band spectrum that allows DIRECTV U.S. the capability to offer 1,500 local HD channels as well as 150 national HD channels after the successful launch of two additional satellites in 2007.

  •
  High-Quality Digital Picture and Sound.    DIRECTV U.S.' video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound. We believe this compares favorably with cable providers that frequently offer popular programming in an analog format and offer a limited selection of digital channels for an additional fee.

  •
  Strong Customer Service.    DIRECTV U.S. has attained top rankings in customer satisfaction studies for its industry. DIRECTV U.S. believes that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

  •
  Valuable Orbital Slots and Satellite-Based Technology.    DIRECTV U.S. believes its regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain its position as one of the leading companies in the MVPD industry. The Federal Communications Commission, or FCC, has designated three direct broadcast satellite, or DBS, orbital slots in the Ku-Band spectrum that provide full coverage across the 48 contiguous states of the United States, often referred to as CONUS coverage. Within these three orbital slots, there are 96 assigned DBS frequencies. DIRECTV U.S. holds licenses to broadcast its services from 46 of these 96 DBS frequencies.

    In addition, we hold licenses in three orbital slots (99 degrees west longitude, or WL, 101 WL, and 103 WL) in the Ka-Band spectrum that DIRECTV U.S. will use primarily for the broadcast of HD programming across the United States. We also have obtained approval from the FCC to transmit our signal in the Ku-Band from one of our satellites that has been stationed at a leased orbital location (72.5 WL) and from leased capacity on a satellite at 95 WL.

    DIRECTV U.S.' satellite-based service provides it with many advantages over ground-based cable television services. DIRECTV U.S. has the ability to distribute hundreds of channels to millions of recipients nationwide with minimal incremental infrastructure cost per additional subscriber. In addition, DIRECTV U.S. has comprehensive coverage to areas with low population density in the United States and the ability to quickly introduce new services to a large number of subscribers.

  •
  Association with a Leading Global Media Company.    News Corporation, a leading global media company, owned approximately 34% of our outstanding common stock as of December 31, 2005, and has unrivaled experience in developing and managing successful pay-television platforms around the world. We believe that our association with News Corporation will continue to improve our competitive position and growth prospects.

Business Strategy

        DIRECTV U.S.' overall goal is to provide subscribers with the best television experience in the United States. Its strategy focuses on offering its subscribers differentiated and exclusive content, attaining leadership in technology, and enhancing its sales, marketing, distribution and customer service.

  •
  Offer Differentiated and Exclusive Content.    To fulfill its goal, DIRECTV U.S. believes it must have the most extensive collection of valuable programming services available. DIRECTV U.S. plans on improving its programming service by expanding its HD programming, creating compelling new programming, launching new interactive services and video-on-demand, or VOD, and expanding its international programming.

  •
  Expand High-Definition Programming.    As of December 31, 2005, DIRECTV U.S. offered local HD channels in 12 of the largest markets, ten national HD channels, network HD programming from FOX, ABC, CBS and NBC in their owned and operated markets, as well as several NFL games each week through its NFL SUNDAY TICKET package. As part of its HD expansion plan, DIRECTV U.S. launched the first two of four new satellites in 2005, SPACEWAY 1 and SPACEWAY 2. With these satellites, DIRECTV U.S. plans to offer local HD programming to at least 36 markets in 2006, representing approximately 57% of U.S. television households. The next two satellites, DIRECTV 10 and DIRECTV 11, are expected to be launched in 2007. In total, these four new satellites will be capable of broadcasting more than 1,500 local and 150 national HD channels to nearly all U.S. television households. Subscribers receiving local HD channels will generally only receive such channels in their home market.

  •
  Create Compelling New Programming.    DIRECTV U.S. believes that new programming will differentiate it from the competition. Beginning in early 2006, DIRECTV debuted CD USA, an exclusive program that delivers exciting back-to-back live music performances on television. In addition, through Network LIVE, DIRECTV U.S. will provide its subscribers with exclusive music and live entertainment programming. DIRECTV U.S. expects to continue to create and launch new and exclusive programming in 2006 and beyond.

    •
    Launch Enhanced and Interactive Services.    DIRECTV U.S. believes that enhanced and interactive services will become an important part of the DIRECTV subscriber experience. For example, in 2005, DIRECTV U.S. launched three new DIRECTV Mix Channels (one each for news, sports and kids) that enable subscribers to view up to six live channels in each genre all on one screen. Also in 2005, DIRECTV U.S. launched several new services such as local weather, horoscope, lottery and other interactive services. DIRECTV U.S. also introduced Mix Channels and interactive services to the NFL SUNDAY TICKET package. In July 2006, DIRECTV U.S. will begin a multi-year agreement with The YES Network and MLB.com to offer the first-ever interactive television content for Major League Baseball on YES Network broadcasts of New York Yankees regular season games. The interactive programming offering will include live, up-to-the-minute statistics, box scores and scoreboards, a bonus "StarCam" camera focusing on a particular star each inning and a daily interactive game. DIRECTV U.S. intends to continue to expand its offerings of interactive programming.

    •
    Introduce Video-on-Demand Services.    DIRECTV U.S. plans to introduce VOD services in 2006 for subscribers that have the new DIRECTV Plus® DVR. In 2005, DIRECTV U.S. announced an agreement with Fox to bring viewers the best of FX and FOX Broadcasting on-demand. In an industry first, viewers will get a "first look" at prime time hits from FX a full 24-48 hours prior to their initial broadcasts for $2.99 and will have post-air access to some of FOX Broadcasting's most popular series for just 99 cents for six to seven days following their national broadcast. Also in 2005, DIRECTV U.S. announced an agreement with NBC Universal that will give DIRECTV subscribers the top programs of NBC and its cable entertainment networks, USA, SCI FI and Bravo, hours after they air, commercial free, for 99 cents. Later in 2006, with the introduction of the next generation of the DIRECTV Plus HD DVR, DIRECTV U.S. subscribers will be able to choose from a library of thousands of movies and download the programming through a broadband connection. This will allow DIRECTV U.S. to offer a library with thousands of VOD programs to its subscribers.

    •
    Expand International Programming.    DIRECTV U.S. plans to continue to expand its international programming because it believes there is a large underserved market for these services in the United States. In 2005, DIRECTV U.S. added a total of 26 new international channels and now offers approximately 70 international channels. DIRECTV U.S. believes it has leading programming packages in the following languages: Spanish, Vietnamese, Russian, Korean, Filipino, Cantonese and Hindi.

  •
  Technology Leadership.    DIRECTV U.S. believes that technological leadership will be important to its ability to introduce services that are easy to use and subscriber-friendly and also reduce costs. DIRECTV U.S. believes that advancements in its technology will lead to enhanced digital video recorders, or DVRs, and HD equipment, a whole-house entertainment solution, and reduced signal theft.

  •
  Enhance Digital Video Recorders and High-Definition Equipment.    A cornerstone of DIRECTV U.S.' strategy is to use set-top receivers that incorporate DVR and HD technology. DVRs digitally record television programs without videotape and allow subscribers to pause and rewind live television, create their own television programming line-ups based on personal preferences and watch one live program while simultaneously recording another. In the fourth quarter of 2005, DIRECTV U.S. introduced the DIRECTV Plus DVR, its new DVR that provides its subscribers with advanced features including interactive services, VOD and increased storage capacity. Also in late 2005,

      DIRECTV U.S. introduced a new HD receiver and dish antenna that receives HD programming from the Ka-Band orbital slots using MPEG-4 compression technology. In 2006, DIRECTV U.S. expects to introduce a combined HD-DVR capable of viewing and recording HD programming from the Ka-Band orbital slots using MPEG-4 compression technology.

    •
    Introduce a Whole-House Entertainment Solution.    Within the next year, DIRECTV U.S. expects to introduce the DIRECTV home media center. This whole-house entertainment solution will allow DIRECTV subscribers to access content, including digitally-recorded video, digital photos and digital music, seamlessly from all television sets in a household. The DIRECTV home media center will also provide DVR functionality throughout the home and support HD and standard-definition video signals. In addition, DIRECTV U.S. announced an agreement with Intel Corporation, or Intel, to enable remote viewing of DIRECTV's entertainment services and programming to PC screens, laptops, portable media players and televisions through Intel® Viiv™ technology later in 2006. DIRECTV U.S. and Microsoft Corporation, or Microsoft, announced an agreement to develop new opportunities to expand the reach of digital music, television and movies throughout the home and to portable devices. Under the agreement, DIRECTV will work with Microsoft to enable the flow of digital content between Windows PCs, DIRECTV's set-top receivers, PlaysForSure devices and the Xbox 360, allowing subscribers to experience DIRECTV programming and digital content stored on their Windows PCs in a variety of new ways.

    •
    Reduce Signal Theft.    DIRECTV U.S. has undertaken and will continue to undertake various initiatives with respect to its conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, DIRECTV U.S. is providing its subscribers with more advanced access cards that it believes significantly enhance the security of the DIRECTV signal. In addition, DIRECTV U.S. continues to seek out and prosecute signal thieves with its own internal efforts and with the support of local, state and federal law enforcement agencies. We have significantly reduced the theft of our signal in recent years as a result of these initiatives.

  •
  Enhance Sales and Marketing, Customer Service and Distribution.    DIRECTV U.S. intends to continue to grow its subscriber base and reduce churn by improving the credit quality of its subscribers while also improving its customer service, distribution and marketing.

  •
  Enhance Sales and Marketing.    DIRECTV U.S. expects to achieve continued strong subscriber growth through marketing programs that capitalize on the strength of the DIRECTV brand. In addition, DIRECTV U.S. intends to have a greater emphasis on local advertising and marketing to ensure that DIRECTV U.S.' competitive strengths are effectively targeted based on demographics and geography.

  •
  Reduce High-Risk Subscribers.    DIRECTV U.S. believes that in order to reduce churn, it must improve the overall quality of its subscriber base by reducing the number of high-risk subscribers that activate the DIRECTV service. Beginning in the second quarter of 2005, DIRECTV U.S. implemented a stricter credit policy for new subscribers by requiring high-risk subscribers (those that do not exceed certain minimum credit scores established by DIRECTV U.S.) to pay DIRECTV U.S. between $150 and $200 before activating service. DIRECTV U.S. intends to continue reviewing its credit screening policies to determine whether future changes are appropriate to help ensure that the quality of its subscriber base improves. For example, in January 2006, DIRECTV U.S. increased the upfront payments for high-risk subscribers to between $200 and $300.

    •
    Improve Customer Service.    DIRECTV U.S. believes that excellent customer service is critical to its success and it expects to continue to focus on improving customer service in 2006. By selectively in-sourcing specific customer service functions, DIRECTV U.S. has assumed more accountability and control of its subscribers' experiences. In the second half of 2004, DIRECTV U.S. opened two new owned and operated customer call centers. In 2006, DIRECTV U.S. plans to further expand its company owned and operated call centers with the opening of at least one additional call center. DIRECTV U.S. is also continuing to enhance its telephone-based, web-based and self-care capabilities.

    •
    Improve Distribution.    While DIRECTV U.S. expects to maintain its strong relationships with its core retailers and dealers, it also will continue to develop and strengthen its direct sales channels and strategic marketing alliances with RBOCs and other telephone service providers. In addition, DIRECTV U.S. expects to significantly improve its sales and distribution in multiple dwelling units.

Infrastructure

        Satellites.    DIRECTV U.S. currently uses a fleet of seven satellites to broadcast its service from its 101 WL, 103 WL, 110 WL and 119 WL orbital locations. DIRECTV U.S. also broadcasts from 72.5 WL under its arrangement with Telesat Canada, or Telesat, Industry Canada and the FCC as well as from 95 WL using transponders on a satellite it leases. Our eighth satellite, SPACEWAY 2, which was launched in November 2005, is expected to begin broadcasting HD services in the second quarter of 2006 from its 99 WL orbital location.

        The FCC licensed DIRECTV U.S. to operate 46 DBS Ku-band frequencies at various orbital positions including 32 frequencies at the 101 WL orbital location, 11 frequencies at the 119 WL orbital location, and three frequencies at the 110 WL orbital location. In addition, the FCC has granted DIRECTV U.S. Ka-band licenses for DBS operations at the 99 WL, 101 WL and 103 WL orbital locations. In the third quarter of 2004, DIRECTV U.S. obtained final approval from Industry Canada and the FCC to use the 72.5 WL orbital location. As a part of its arrangement with Telesat, DIRECTV U.S. transferred two satellites, both of which were previously used as in-orbit spares, to orbital locations controlled by Telesat for use by Telesat for its own services broadcast into Canada. DIRECTV U.S. also relocated a third satellite to the 72.5 WL orbital location, where it broadcasts local channel services to 29 markets in the United States.

        Satellites Under Construction.    DIRECTV U.S. currently has four satellites under construction. DIRECTV 9S, which is expected to launch mid-2006, will provide backup capacity at the 101 WL and 119 WL orbital locations. DIRECTV U.S. also plans to launch DIRECTV 10 and DIRECTV 11 in 2007. These two satellites will provide DIRECTV U.S. with increased capability for local and national HD channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from our Ka-Band orbital locations. In addition, DIRECTV 12 is being constucted and will serve as a ground spare.

        Satellite Risk Management.    DIRECTV U.S. uses launch and in-orbit insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. The insurance generally does not compensate for business interruption or loss of future revenues or subscribers. We rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact of satellite failure on our ability to provide services. However, programming continuity cannot be assured in all instances or in the event of multiple satellite losses.

        Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, DIRECTV U.S. has launched satellites without insurance. DIRECTV U.S. has been evaluating whether to purchase launch insurance for the three satellites it expects to launch in 2006 and 2007 and will make a final determination on the satellites based on information relating to premiums for such insurance and other considerations. We do not currently expect to purchase in-orbit insurance for these satellites. As of December 31, 2005, DIRECTV U.S. had in-orbit insurance coverage for an aggregate amount of approximately $447 million for two of its in-orbit satellites.

        Digital Broadcast Centers.    To gather programming content, ensure its digital quality, and transmit content to its satellites, DIRECTV U.S. built two digital broadcast centers, located in Castle Rock, Colorado and Los Angeles, California. These facilities provide the majority of our national and local standard-definition and HD programming. We have also built uplink facilities in Oakdale, Minnesota and Winchester, Virginia, which are primarily used to provide new HD channels. Three additional uplink centers are being built so that we may continue to expand DIRECTV U.S. local HD programming. Programming is received by DIRECTV U.S.' broadcast centers from content providers via satellite, fiber optic cable and/or special tape. Most satellite-delivered programming is then digitized, encoded and transmitted to DIRECTV U.S.' satellites. Each broadcast center was designed with redundant systems to minimize service interruptions.

        Installation Network.    DIRECTV HOME SERVICES® installation and service network performs installation, upgrades and other service call work for DIRECTV U.S. As of December 31, 2005, home service providers performed approximately 85% of all service calls through 11 outsourced companies with over 14,000 technicians around the United States. In addition, DIRECTV U.S. and its retailers also utilize employer-based or contract installation providers, which perform the remainder of all new professional subscriber installations. DIRECTV U.S. sets the quality of installation and service standards, performs quality control, manages inventory and monitors the overall service network performance for nearly all of the third party installation network.

        Customer Service Centers.    As of December 31, 2005, DIRECTV U.S. used 22 customer service centers employing nearly 15,000 customer service representatives. Most of these customer service centers, which employ approximately 10,500 customer service representatives, are operated by Convergys Customer Management Group, Inc., Precision Response Corporation, ClientLogic Operating Corporation and N.E.W Customer Service Companies, Inc. DIRECTV U.S. currently owns three customer service centers located in Boise, Idaho, Tulsa, Oklahoma and Huntsville, Alabama that employ approximately 4,200 customer service representatives. A fourth DIRECTV owned and operated customer service center is scheduled to open in Missoula, Montana in 2006. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation and technical support. DIRECTV U.S. continues to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

NRTC and Pegasus Transactions

        Pursuant to an agreement entered into in 1992 with the National Rural Telecommunications Cooperative, or NRTC, the NRTC had the exclusive right to distribute DIRECTV services transmitted from 27 of the 32 frequencies located at 101 WL to subscribers located primarily in rural areas of the United States. The NRTC separately contracted with its members and affiliates, including Pegasus Satellite Television, Inc., or Pegasus, to provide them with rights to market and sell these services. The NRTC paid DIRECTV U.S. a fee on the revenues from these services. DIRECTV U.S. had also separately contracted with the NRTC and Pegasus, the NRTC's largest affiliate, and permitted each of them to market and sell services, including premium services, transmitted from five other frequencies located at the 101 WL orbital slot, as well as frequencies located at the 110 WL and 119 WL orbital slots. For these separately contracted services, the NRTC and Pegasus paid DIRECTV U.S. a percentage of the subscriber revenues they generated.

        Effective June 1, 2004, DIRECTV U.S. and the NRTC agreed to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As a result of this agreement, DIRECTV U.S. has the right to sell its services in all territories across the United States. In connection with this transaction, all NRTC members and affiliates, representing approximately 357,000 subscribers, excluding Pegasus, elected to sell their subscribers to DIRECTV U.S. In addition, on July 30, 2004, we entered into certain arrangements with Pegasus and certain other related entities, whereby DIRECTV U.S. agreed to purchase the primary DBS assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. In these transactions, DIRECTV U.S. acquired approximately 1.1 million subscribers activated through Pegasus.

        For additional information on these transactions see Note 3 and Note 21 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Competition

        DIRECTV U.S.' industry is highly concentrated and DIRECTV U.S. faces substantial competition. Its competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, other DTH companies, RBOCs, wireless companies and companies that are developing new technologies. Many of DIRECTV U.S.' competitors have access to substantially greater financial and marketing resources. DIRECTV U.S. believes that the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of a broadband Internet service, customer service and price are the key elements for gaining and maintaining market share.

  •
  Cable Television.    DIRECTV U.S. encounters substantial competition in the MVPD industry from cable television companies. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. According to the National Cable & Telecommunications Association's Mid-Year 2005 Industry Overview, 108 million of the 110 million U.S. television households, or 99%, are passed by cable. Of the 110 million U.S. television households, approximately 73 million, or 67%, are currently subscribers to cable. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD local channels, broadband Internet access and telephony services. Cable companies bundle these services with their basic services, offering discounts and providing one bill to the consumer. For example, Cablevision currently offers its new customers a bundled package that includes video, broadband internet access and telephony services for $90 per month for the first 12 months of service.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.    DIRECTV U.S.' primary DBS competitor is EchoStar Communications Corporation, or EchoStar, which had just over 12 million subscribers at the end of 2005. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States. SES Americom, Inc., or SES, for example, is the licensee of U.S. frequencies that can be used to offer DTH service, and has petitioned the FCC for a declaratory ruling to allow it to provide DBS service using frequencies assigned to it by the Government of Gibraltar and the United Kingdom.

  •
  Regional Bell Operating Companies.    Several RBOCs have started to upgrade their infrastructure by replacing their older copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the RBOCs with significantly greater capacity enabling them to offer new and enhanced services, such as Internet access at much greater speeds and video. For example, AT&T Inc., formerly known as SBC Communications Inc., announced plans and has begun to deploy fiber optic lines to neighborhoods serving approximately 18 million of its customers by 2008, and Verizon announced a target to upgrade to fiber optic lines for six million customer homes by the end of 2006 with the long-term goal of upgrading 18 million homes. Similar to the cable companies, the RBOCs expect to offer their customers multiple services at a discount on one bill. AT&T recently agreed to acquire BellSouth Corporation, which could affect our marketing relationship with BellSouth.

  •
  Video via the Internet.    With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers and other devices. For example, Google Inc. has launched an online video service offering a wide variety of both free and pay-per-view content, and Starz Entertainment Group LLC, a provider of movie services to MVPD providers, launched an Internet-based movie subscription service that will offer users unlimited access to more than 850 movies and other programs for $9.99 a month. In addition, there are several initiatives by companies such as Intel and Microsoft to make it easier to view Internet-based video on television and personal computer screens.

  •
  Terrestrial Wired and Wireless Providers.    Broadband services providers, wireless systems, portable handheld devices and satellite master antenna television systems currently offer or could offer in the future MVPD and program distribution technologies in competition with DIRECTV U.S. For example, in 2005, Apple Computer Inc., or Apple, introduced a service where customers can download various ABC and NBC television shows the day after they air on television to Apple's portable iPod® device for $1.99.

  •
  VHF/UHF Broadcasters.    Most areas of the United States can receive traditional terrestrial VHF/UHF television broadcasts of between three and ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming typically free of charge. The FCC has allocated additional digital spectrum to licensed broadcasters. At least during a transition period, each existing television station will be able to retain its present analog frequencies and also transmit programming on a digital channel that may permit multiple programming services per channel.

DIRECTV LATIN AMERICA

        DTVLA is a leading provider of digital DTH digital television services throughout Latin America, which includes South America, Central America, and the Caribbean. DTVLA provides a wide selection of high-quality local and international programming under the DIRECTV brand to approximately 1.6 million subscribers in 27 countries throughout the region of which approximately 85% are located in Brazil, Argentina, Venezuela and Puerto Rico. The pay television and other emerging broadband video and data markets in Latin America are highly competitive. In each of DTVLA's markets, it competes primarily with other providers of pay television, who distribute their programming by cable, terrestrial microwave systems, traditional over the air broadcasting or DTH satellite pay television. DTVLA competes primarily on the basis of programming selection, price, technology and quality. In most of the markets in which DTVLA operates, cable services have been in commercial operation longer than other pay television platforms, and have established large subscriber bases and widespread brand recognition. Cable operators are also generally able to offer their subscribers lower upfront installation and connection fees than DTH satellite pay television providers. Subscribers to satellite pay television services, such as DTVLA's, also generally pay higher monthly programming fees due to a greater number of channels, higher quality video and audio output and greater variety of programming and premium programming packages.

        On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC's Plan of Reorganization, which became effective on February 24, 2004. Also effective February 24, 2004, we made a contribution of certain claims, loans, equity and other interests in LOCs, and converted certain debt into equity, which increased our equity interest in the restructured DLA LLC from 74.7% to approximately 86%. Darlene Investments LLC, or Darlene, one of DLA LLC's founders, which also contributed its equity and other interests in various LOCs, holds the remaining approximately 14% equity interest in the restructured DLA LLC. The restructuring in bankruptcy and the contributions by us and Darlene provided DLA LLC with direct control of the most significant LOCs and assets.

        On October 8, 2004, we entered into a series of transactions with News Corporation, Televisa, Globo and Liberty, which we refer to as the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. These transactions are discussed in more detail as follows.

        DTVLA's local operating company in Brazil, DIRECTV Brasil, and Sky Brasil have agreed to merge, with our DIRECTV Brasil subscribers migrating to the Sky Brasil platform. In addition, we have agreed to acquire the interests of News Corporation and Liberty in Sky Brasil. Upon completion of these transactions, we expect to acquire in excess of 70% of the equity of the merged platform. The transactions in Brazil are subject to local regulatory approval, which we expect to receive mid-year 2006.

        DTVLA's local operating company in Mexico, DIRECTV Mexico, has sold its subscriber list to Sky Mexico and, as a result of completing the transfer of its subscribers to Sky Mexico, ceased providing services during 2005. In exchange for the subscriber list, we received a note receivable from Sky Mexico that was exchanged for a 12% equity interest in Sky Mexico on February 16, 2006. On that date, we also completed the acquisition of News Corporation and Liberty's equity interests in Sky Mexico, bringing our total equity interest to 47%. Televisa has the option of acquiring a portion of our ownership interest from us and if that occurs, our equity interest in Sky Mexico would be reduced to 41%.

        In the rest of the region, which we refer to as PanAmericana, we have acquired a 100% interest in Sky Multi-Country Partners and certain related entities from News Corporation, Liberty, Globo and Televisa. We began consolidating the financial results of the PanAmericana entities on October 8, 2004.

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES

        We review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances and divestitures in order to continue to compete effectively, improve our financial results, grow our business and allocate our resources efficiently. We also consider periodically making equity investments in companies with which we can jointly provide services to our subscribers.

GOVERNMENT REGULATION

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

        All of our satellites and earth stations are licensed by the FCC. While the FCC generally issues DTH space station licenses for a fifteen-year term, DBS space station and earth station licenses are generally issued for a ten-year term, which is less than the useful life of a healthy direct broadcast satellite. Upon expiration of the initial license term, the FCC has the option to renew a satellite operator's license or authorize an operator to operate for a period of time on special temporary authority, or decline to renew the license. If the FCC declines to renew the operator's license, the operator is required to cease operations and the frequencies it was previously authorized to use would revert to the FCC.

        Currently we have several applications pending before the FCC, including applications to launch and operate DIRECTV 9S, a next-generation hybrid satellite with spot beams in both Ku and Ka-Bands, and DIRECTV 13, a Ku-Band satellite optimized for service to mobile platforms. In general, the FCC's approval of these applications is required for us to continue to expand our range of service offerings while increasing the robustness of our satellite fleet. We may not obtain these approvals in a timely fashion or at all.

        As a DBS/DTH licensee and operator we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.    The Satellite Home Viewer Improvement Act, or SHVIA, allows satellite carriers to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVIA, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVERA also prohibits satellite carriers from signing up a new subscriber to distant analog or digital signals if that subscriber lives in a local market where the satellite carrier provides local analog or local digital signals, respectively. SHVERA imposes a number of notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be "significantly viewed." In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sport blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. Further, a recent FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals.

  •
  Must Carry Requirement.    SHVIA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVIA's must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC is currently assessing whether cable operators, and possibly DBS operators, must engage in "dual carriage" of local broadcast signals as these broadcasters upgrade their signals to digital transmission. In addition, the FCC is assessing the degree to which satellite carriers are capable of carrying HD signals, or multicast digital standard-definition channels, of local broadcasters, and the extent to which the Communications Act requires mandatory carriage of such signals. Also, the FCC recently adopted rules requiring DBS operators with more than five million subscribers to carry the analog signals of all local stations in the states of Alaska and Hawaii by December 8, 2005, and all such stations' digital signals (both HD and multicast) by June 8, 2007. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services.

  •
  Public Interest Requirement.    Under a requirement of the Communications Act, the FCC has imposed certain public interest obligations on DBS operators, including a requirement that such providers set aside four percent of channel capacity exclusively for noncommercial programming of an educational or informational nature, for which we must charge programmers below-market rates and for which we may not impose additional charges on subscribers. FCC rules also require us to comply with a number of political broadcasting requirements to which broadcasters are subject under the Communications Act, as well as limits on the commercialization of children's programming applicable to cable operators. We believe that we are in compliance with all of these requirements, but some of them require our interpretations, which we believe are reasonable and consistent with industry practice. However, if we are challenged, the FCC may not agree with our interpretations. In addition, the FCC could, in the future, attempt to impose additional public interest or content requirements on us, for example, by seeking to impose rules on indecent programming.

  •
  Emergency Alert System.    The Emergency Alert System, or EAS, requires participants to interrupt programming during nationally-declared emergencies and to pass through emergency-related information. The FCC recently released an order requiring satellite carriers to participate in the "national" portion of EAS. It is also considering whether to mandate that satellite carriers also interrupt programming for local emergencies and weather events. Any such requirement, DIRECTV believes, would be very difficult to implement, would require costly changes to our DBS/DTH system, and, depending on how it is implemented, could inconvenience or confuse our viewers.

  •
  Spectrum Allocation and License Assignment Rules.    We depend upon the FCC's allocation of sufficient DBS frequencies and assignment of DBS licenses in order to operate our business. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we have obtained additional DTH service capacity and continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity. In addition, unlike other satellite services, the FCC had adopted a system of competitive bidding to assign licenses for additional DBS frequencies. On June 21, 2005, the United States Court of Appeals for the D.C. Circuit held that such an auction process was not authorized by statute. The FCC subsequently voided the previous auction and implemented a freeze on applications for authority to provide DBS service in the United States using new frequencies or new orbital locations not assigned to the United States in the ITU Region 2 BSS Plan. The FCC has not yet proposed a new system for assigning DBS authorizations. There can be no assurance that we will be able to obtain additional DBS capacity under whatever system the FCC implements in the future.

  •
  Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry.    The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-Band-based fixed satellite services. In the same proceeding, the FCC concluded that multi-channel video and data distribution services, or MVDDS, can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service, as well. While the FCC has established service and technical rules to govern the non-geostationary orbit and MVDDS services to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and the introduction of such services into spectrum used by us for DBS service may have a material adverse impact on our operations. A number of aspects of these rules remain subject to judicial review.

    On April 25, 2002, SES requested a declaratory ruling that it is in the public interest for SES to deliver satellite capacity to third parties to allow such parties to provide direct-to-home programming services to consumers in the United States and certain British overseas territories in the Caribbean. SES proposes to employ a satellite purportedly licensed by the Government of Gibraltar to operate in the same DBS uplink and downlink frequency bands as us, from an orbital position that is located in between two orbital locations where we have already positioned our satellites. We have opposed FCC consideration of SES' petition, and believe that SES' satellite, if located and operated as currently proposed by SES, would cause interference to our current and planned operations and impose a significant constraint on the further growth of our U.S. DBS service. Other foreign operators have followed SES in filing for satellites at the ITU that have U.S. coverage, which could interfere with us or require us to undertake an international coordination process that could result in constraints on our operations or service growth. On December 28, 2004, one such operator, Spectrum Five LLC, requested a declaratory ruling similar to the one sought by SES. In addition, EchoStar has filed U.S. applications before the FCC to introduce additional satellites between our operating and planned satellites which, if granted, similarly could constrain our operations or service growth. The FCC currently is considering whether to hold a rulemaking proceeding to address these developments, and we cannot predict whether the FCC will do so or the effect of such a proceeding on our business.

    The FCC also recently adopted rules that require satellite operators to take certain measures to mitigate the dangers of orbital debris. Among other things, these rules impose certain requirements for satellite design and end-of-life disposal maneuvers for all satellites launched after March 18, 2002, which include DIRECTV 7S, SPACEWAY 1, and SPACEWAY 2. We believe that we are in compliance with all of these requirements and expect that we will continue to be able to comply with them going forward, but the requirements for end-of-life disposal could result in a slight diminution in the operational life of each new satellite.

  •
  Geographic Service Rules.    The FCC requires DBS licensees to comply with certain geographic service obligations intended to foster the provision of DBS service to subscribers residing in the states of Alaska and Hawaii. We believe that we are in compliance with these rules, but the State of Hawaii has filed a petition for administrative sanctions against us taking a contrary view, and urging the FCC to take enforcement action against us. A satellite television dealer named MicroCom has also requested the FCC to examine our quality of service to Alaska and Hawaii. We cannot be sure that the FCC will agree with our view that we are in compliance with the agency's geographic services rules, or that the FCC will not require us to make potentially cumbersome and costly changes to our offerings.

  •
  FCC Conditions Imposed In Connection With the News Corporation Transactions.    The FCC approved the News Corporation transactions in December 2003. In doing so, the FCC imposed a number of regulatory conditions on us and News Corporation, some of which directly or indirectly affect our business. In particular, the FCC has imposed on us program carriage conditions, intended to prevent discrimination against all forms of unaffiliated programming; and certain program access conditions, intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service. We cannot predict what effect our compliance with or the FCC's enforcement of the remaining conditions will have on our business.

  •
  International Telecommunications Union Rules.    We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations.

  •
  Other Legal and Regulatory Requirements.    DBS/DTH providers are subject to other federal and state regulatory requirements, such as Federal Trade Commission, FCC and state telemarketing and advertising rules, and subscriber privacy rules similar to those governing other MVPDs. DIRECTV U.S. has agreed with the Federal Trade Commission to (a) review and monitor compliance with telemarketing laws by any companies it authorizes to do telemarketing as well as by independent retailers, (b) investigate and respond to complaints about alleged improper telemarketing and (c) terminate its relationship with marketers or retailers found in violation. Similarly, DIRECTV U.S. has agreed with certain state attorneys general to comply with advertising disclosure requirements and monitor compliance by independent retailers.

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

INTELLECTUAL PROPERTY

        All DIRECTV Group companies maintain active programs for identifying and protecting our important intellectual property. With the exception of certain U.S. trademark registrations held by DIRECTV U.S., we own all of our intellectual property for the benefit of our company and our subsidiaries.

        We believe that our growing portfolio of pending and issued patents are important assets. We presently hold over 1,500 issued patents worldwide relating to our past and present businesses, including over 100 patents developed by, or otherwise relating to, the businesses of DIRECTV U.S. We hold a worldwide portfolio of over 720 registered trademarks, including over 450 foreign registrations related to the DIRECTV name and the Cyclone Design. In addition, DIRECTV U.S. holds over 73 U.S. and Canadian trademark registrations relating to its business, including registrations of the primary "DIRECTV" and Cyclone Design trademarks. These trademarks are licensed royalty-free to third parties for use in support of DIRECTV U.S.' business. We actively protect our important patents and trademarks against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements and attempts to maintain complete compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2006. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

SEGMENT REPORTING DATA

        Operating segment and principal geographic area data for 2005, 2004 and 2003 are summarized in Note 20 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

EMPLOYEES

        As of December 31, 2005, we had approximately 9,200 employees. We believe that our employee relations are good. None of our employees are represented by labor unions.

ACCESS TO COMPANY REPORTS

        Our website address is www.directv.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished, if any, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. We are not incorporating by reference in this Annual Report on Form 10-K any information on our website.

        In addition, our subsidiary, DIRECTV Holdings LLC, is a separate registrant with the SEC. You can access DIRECTV Holdings LLC's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished, if any, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge through our website at www.directv.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

        The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risk factors, as well as the more detailed descriptions of our business elsewhere in this Annual Report. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations.

        Our business, financial condition or results of operations could be materially and adversely affected by the following:

We may not sustain profitability.

        We have sustained significant losses in the past and have significant amounts of debt. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

Our subsidiaries compete with other MVPDs, some of whom have greater resources than we do and levels of competition are increasing.

        We compete in the MVPD industry against cable television, RBOCs and other land-based and satellite-based system operators with service offerings including video and audio programming, data and entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than we do.

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. According to the National Cable & Telecommunications Association Mid-Year 2005 Industry Overview, 108 million of the 110 million U.S. television households, or 99%, are passed by cable. Of the 110 million U.S. television households, approximately 73 million, or 67%, were subscribers to cable at year end. Cable television operators have advantages relative to us, including or as a result of:

  •
  being the incumbent MVPD operator with an established subscriber base in the territories in which we compete;

  •
  bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, or with efficient two-way high-speed Internet access or telephone service on upgraded cable systems;

  •
  having greater bandwidth capacity to deliver programming or services beyond which our satellite capacity currently allows; and

  •
  having the ability to provide certain local and other programming, including HD programming, in a larger number of geographic areas.

        In addition, cable television operators have grown their subscriber base through mergers and acquisitions. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, RBOCs, and others may result in providers capable of offering bundled cable television and telecommunications services in competition with our services.

        Various RBOCs have also begun deployment of fiber optic lines directly to customers' homes or neighborhoods and to deliver video services, which compete with the DIRECTV service. It is uncertain whether we will be able to increase our satellite capacity, offer a significant level of new services in existing markets in which we compete or expand to additional markets as may be necessary to compete effectively. Some of these RBOCs also sell the DIRECTV service as a bundle with their voice and data services. The existence of a new broadly-deployed network with the capability of providing video, voice and data services could present a significant competitive challenge. Should their deployment of fiber optic lines for video grow substantially, we may be unable to develop other distribution methods to make up for lost sales through the RBOCs.

        AT&T recently announced an agreement to acquire BellSouth, one of the RBOCs that sells the DIRECTV service. AT&T has a similar arrangement with EchoStar. If the AT&T acquisition of BellSouth is completed, our arrangements with BellSouth might be adversely affected.

        As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television or other MVPD operators in the future.

We depend on the Communications Act for access to cable-affiliated programming and changes impacting that access could materially adversely affect us.

        We purchase a substantial percentage of our programming from programmers that are affiliated with cable system operators. Currently, under certain provisions of the Communications Act governing access to programming, cable-affiliated programmers generally must sell and deliver their programming services to all multi-channel video programming distributors on non-discriminatory terms and conditions. The Communications Act and the FCC rules also prohibit certain types of exclusive programming contracts involving programming from cable-affiliated programmers.

        Any change in the Communications Act or the FCC's rules that would permit programmers that are affiliated with cable system operators to refuse to provide such programming or to impose discriminatory terms or conditions could materially adversely affect our ability to acquire programming on a cost-effective basis, or at all. The Communications Act prohibitions on certain cable industry exclusive contracting practices with cable-affiliated programmers are scheduled to expire in October 2007 and may not be renewed or extended.

        In addition, certain cable providers have denied us and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. The cable providers have asserted that they are not required to provide such programming due to the manner in which that programming is distributed, which they argue is not covered by the program access provisions of the Communications Act. Challenges to this interpretation of the Communications Act have not been successful, and we may continue to be precluded from obtaining such programming, which in turn could materially adversely affect our ability to compete in regions serviced by those cable providers.

Carriage requirements may negatively affect DIRECTV U.S.' ability to deliver local broadcast stations, as well as other aspects of its business.

        In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. The FCC's interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper DIRECTV U.S.' ability to retransmit distant network and superstation signals, reduce the number of DIRECTV U.S.' existing or future subscribers that can qualify for receipt of these signals, impose costs on DIRECTV U.S. in connection with the process of complying with the rules, or subject DIRECTV U.S. to fines, monetary damages or injunctions. Also, the FCC's sport blackout requirements, which apply to all distant network signals, may require costly upgrades to DIRECTV U.S.' system. Further, a recent FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain DIRECTV U.S.' ability to deliver such significantly viewed digital signals.

        DIRECTV U.S. has limited capacity, and the projected number of markets in which it can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. DIRECTV U.S may not be able to comply with these must carry rules, or compliance may mean that it is not be able to use capacity that could otherwise be used for new or additional local or national programming services.

Our subsidiaries depend on others to produce programming and programming costs are increasing.

        We depend on third parties to provide us with programming services, including third parties who are our affiliates and third parties controlled by competitors. Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. Our programming agreements generally have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms, or at all, or these agreements may be cancelled prior to expiration of their original terms. If we are unable to renew any of these agreements or the other parties cancel the agreements, we may not be able to obtain substitute programming, or if we are able to obtain such substitute programming, it may not be comparable in quality or cost to our existing programming.

        In addition, many of our programming agreements contain annual price increases. When offering new programming, or upon expiration of existing contracts, programming suppliers have historically increased the rates they charge us for programming, increasing our costs. We expect this practice to continue. Increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to our service. Furthermore, we may be unable to pass programming cost increases on to our subscribers, which could have a material adverse effect on our earnings or cash flow.

        The FCC recently adopted rules requiring us to negotiate in good faith with broadcast stations seeking carriage outside of the mandatory carriage regime described above. The rules for "retransmission consent" negotiations, which are similar to those that have applied to broadcast stations for years, require us to comply with certain indicia of good faith negotiation, as well as to demonstrate good faith under a "totality of the circumstances" test. Failure to comply with these rules could subject us to administrative sanctions and other penalties.

Our subscriber acquisition costs could materially increase.

        We incur costs relating to subscribers acquired by us and subscribers acquired through third-parties. These costs are known as subscriber acquisition costs. For instance, we provide installation incentives to our retailers to enable them to offer standard professional installation as part of the subscriber's purchase or lease of a DIRECTV System. In addition, we pay commissions to retailers for their efforts in offering a DIRECTV System to consumers. Our subscriber acquisition costs may materially increase to the extent we continue or expand current sales promotion activities or introduce other more aggressive promotions, or due to increased competition. Any material increase in subscriber acquisition costs from current levels would negatively impact our earnings and could materially adversely affect our financial performance.

Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

        Turnover of subscribers in the form of subscriber service cancellations, or churn, has a significant financial impact on the results of operations of any subscription television provider, including us, as does the cost of upgrading and retaining subscribers. Any increase in our upgrade and retention costs for our existing subscribers may adversely affect our financial performance or cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including involuntary churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, a maturing subscriber base and competitive offers. Any of the risks described in this Annual Report that could potentially have a material adverse impact on our cost or service quality or that could result in higher prices for our subscribers could also, in turn, cause an increase in churn and consequently have a material adverse effect on our earnings.

Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs that do not result in subscriber acquisition.

        The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe and are authorized to view it. The conditional access system uses, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent that conditional access technology. However, theft of cable and satellite programming has been widely reported, and the access or "smart" cards used in our conditional access system have been compromised in the past and could be further compromised in the future.

        We have undertaken various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we are currently providing our subscribers with more advanced access cards that we believe significantly enhance the security of our signal. However, we cannot guarantee that the new card will prevent the theft of our satellite programming signals. Furthermore, there can be no assurance that we will succeed in developing the technology we need to effectively restrict or eliminate signal theft. If we cannot promptly correct a compromise of our conditional access technology, our revenue and our ability to contract for video and audio services provided by programmers could be materially adversely affected. In addition, our operating costs could increase if we attempt to implement additional measures to combat signal theft.

Construction or launch delays on satellites could materially adversely affect our revenues and earnings.

        A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming. In order to accomplish this goal, we need to construct and launch new satellites. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, periodic unavailability of reliable launch opportunities, and delays in obtaining regulatory approvals. A significant delay in the future delivery of any satellite would materially adversely affect the use of the satellite and thus could materially adversely affect our anticipated revenues and earnings. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Certain delays in satellite construction could also jeopardize a satellite authorization that is conditioned on timely construction and launch of the satellite.

Our satellites are subject to significant launch and operational risks.

        Satellites are subject to significant operational risks relating to launch and while in orbit. Launch risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. The overall historical loss rate in our industry for all launches of commercial satellites in fixed orbits in the last five years is estimated to be 5% but may be higher. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself and not the business interruption or other associated direct and indirect costs. DIRECTV U.S. does not currently expect to purchase in-orbit insurance for any of its satellites scheduled for launch in 2006 and 2007.

        In-orbit risks include malfunctions, commonly referred to as anomalies, and collisions with meteoroids, other spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. We work closely with our satellite manufacturers to determine and eliminate the potential causes of anomalies in new satellites and provide for redundancies of critical components in the satellites as well as having backup satellite capacity. However, we cannot assure you that we will not experience anomalies in the future, nor can we assure you that our backup satellite capacity will be sufficient for our business purposes. Any single anomaly or series of anomalies could materially adversely affect our operations and revenues and our relationships with our subscribers, as well as our ability to attract new subscribers for our services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup satellites and potentially reducing revenues if service is interrupted. Finally, the occurrence of anomalies may materially adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are currently covered by existing insurance policies, others are not now covered or may not be covered in the future.

        Our ability to earn revenue also depends on the usefulness of our satellites. Each satellite has a limited useful life. A number of factors affect the useful life of a satellite, including, among other things:

  •
  the design;

  •
  the quality of its construction;

  •
  the durability of its component parts;

  •
  the launch vehicle's insertion of the satellite into orbit;

  •
  any required movement, temporary or permanent, of the satellite;

  •
  the ability to continue to maintain proper orbit and control over the satellite's functions; and

  •
  the remaining on-board fuel following orbit insertion.

        Generally, the minimum design life of the satellites in our fleet is between 12 and 15 years. The actual useful lives of the satellites may be shorter, in some cases significantly. Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than 12 years from the date of launch.

        In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, our services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. We are not insured for any resultant lost revenues. The use of backup satellite capacity for our programming may require us to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of our satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. We believe we have in-orbit satellite capacity to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

The cost of commercial insurance coverage on our satellites or the loss of a satellite that is not insured could materially adversely affect our earnings.

        We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. When insurance is obtained, it generally covers the unamortized book value of covered satellites. Although the insurance generally does not compensate for business interruption or loss of future revenues or subscribers, we rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact of satellite failure on our ability to provide service.

        The price, terms and availability of insurance fluctuate significantly. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and satellite health-related policy exclusions.

        Any launch vehicle failure, or loss or destruction of any of our satellites for which we do not have commercial insurance coverage could have a material adverse effect on our financial condition and results of operations, our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all.

Our ability to keep pace with technological developments is uncertain.

        In the MVPD industry, changes occur rapidly as new technologies are developed, which could cause our services and products that deliver our services to become obsolete. We may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our investments fail to achieve acceptance in the marketplace or our technology does not work and requires significant cost to replace or fix, we could suffer a material adverse effect on our future competitive position, which could cause a reduction in our revenues and earnings. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after incurring substantial costs, one or more of the technologies under development by us or any of our strategic partners could become obsolete prior to its introduction.

        In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for the services of these employees is vigorous. We cannot assure you that we will be able to continue to attract and retain these employees.

        To access technologies and provide products that are necessary for us to remain competitive, particularly in the area of broadband services, we may make future acquisitions and investments and may enter into strategic partnerships with other companies. Such investments may require a commitment of significant capital and human and other resources. The value of such acquisitions, investments and partnerships and the technology accessed may be highly speculative. Arrangements with third parties can lead to contractual and other disputes and dependence on the development and delivery of necessary technology on third parties that we may not be able to control or influence. These relationships may commit us to technologies that are rendered obsolete by other developments or preclude the pursuit of other technologies which may prove to be superior.

        New technologies could also create new competitors for DIRECTV. Entities such as RBOCs are implementing and supporting digital video compression over existing telephone lines and building out fiber optic lines to enhance their capabilities to deliver programming services. While these entities are not currently providing MVPD services on a significant basis, many have the capabilities for such services and some have announced that they will begin rolling out video services more broadly this year. We may not be able to compete successfully with new entrants in the market for video services.

Our business relies on intellectual property, some of which is owned by third parties, and we may inadvertently infringe patents and proprietary rights of others.

        Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we currently offer or may offer in the future. In general, if a court determines that one or more of our services or the products used to transmit or receive our services infringes on intellectual property owned by others, we and the applicable manufacturers or vendors may be required to cease developing or marketing those services and products, to obtain licenses from the owners of the intellectual property or to redesign those services and products in such a way as to avoid infringing the intellectual property rights. If a third party holds intellectual property rights, it may not allow us or the applicable manufacturers to use its intellectual property at any price, which could materially adversely affect our competitive position.

        We may not be aware of all intellectual property rights that our services or the products used to transmit or receive our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent. Therefore, we cannot evaluate the extent to which our services or the products used to transmit or receive our services may infringe claims contained in pending patent applications. Further, without lengthy litigation, it is often not possible to determine definitively whether a claim of infringement is valid.

        We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our operating results. We are currently being sued in patent infringement actions related to use of technologies in our DTH business. There can be no assurance that the courts will conclude that our services or the products used to transmit or receive our services do not infringe on the rights of third parties, that we or the manufacturers would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we or the manufacturers would be able to redesign our services or the products used to transmit or receive our services to avoid infringement.

The ability to maintain FCC licenses and other regulatory approvals is critical to our business.

        If we do not obtain all requisite U.S. regulatory approvals for the construction, launch and operation of any of our existing or future satellites for the use of frequencies at the orbital locations planned for these satellites or for the provision of service, or the licenses obtained impose operational restrictions on us, our ability to generate revenue and profits could be materially adversely affected. In addition, under certain circumstances, existing licenses are subject to revocation or modification and upon expiration, renewal may not be granted. If existing licenses are not renewed, or are revoked or materially modified, our ability to generate revenue could be materially adversely affected.

        In certain cases, satellite system operators are obligated by governmental regulation and procedures of the International Telecommunications Union to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. For example, SES has petitioned the FCC for a declaratory ruling to allow it to provide DBS service using frequencies assigned to it by the Government of Gibraltar and the United Kingdom from an orbital slot located halfway between slots at which we currently operate and the next nearest existing U.S.-licensed DBS slots. Other operators have filed similar requests. We believe this closer proximity, if permitted, significantly increases the risk of interference which could adversely affect the quality of service provided to our subscribers. We may not be able to successfully coordinate our satellites to the extent we are required to do so, and any modifications we make in the course of coordination, or any inability to successfully coordinate, may materially adversely affect our ability to generate revenue.

        Other regulatory risks include, among others:

  •
  the relocation of satellites to different orbital locations if the FCC determines that relocation is in the public interest;

  •
  the denial by the FCC of an application to replace an existing satellite with a new satellite or to operate a satellite beyond the term of its current authorization;

  •
  the loss of authorizations to operate satellites on certain frequencies at certain locations if we do not construct, launch and operate satellites into those locations by certain dates; and

  •
  the authorization by the United States or foreign governments of the use of frequencies by third party satellite or terrestrial facilities that have the potential to interfere with communication to or from our satellites, which could interfere with our contractual obligations or services to subscribers or other business operations.

        All of our FCC satellite authorizations are subject to conditions imposed by the FCC in addition to the FCC's general authority to modify, cancel or revoke those authorizations. Use of FCC licenses and conditional authorizations are often subject to conditions, including technical requirements and implementation deadlines. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of authorizations and could have a material adverse effect on our ability to generate revenue. For example, loss of an authorization could potentially reduce the amount of programming and other services available to DIRECTV subscribers. The materiality of such a loss of authorization would vary based upon, among other things, the orbital location at which the frequencies may be used.

        In addition, many of our authorizations and pending applications will be subject to petitions and oppositions filed by several companies, and there can be no assurance that our authorizations will not be cancelled, revoked or modified or that our applications will not be denied. Moreover, the FCC recently adopted new rules for licensing satellites that may limit our ability to file applications and secure licenses in the future.

        Congress has continued to shape the scope of the FCC's regulatory authority and enact legislation that impacts our business. In addition, FCC proceedings to implement legislation and enact additional regulations are ongoing. The outcomes of these legislative or regulatory proceedings or their effect on our business cannot be predicted.

Our international operation, DTVLA, is subject to various additional risks associated with doing business internationally, which include political instability, economic instability, and foreign currency exchange rate volatility.

        All of DTVLA's operating companies are located outside the United States. DTVLA operates and has subscribers located throughout Latin America and the Caribbean Basin, which makes it vulnerable to risks of conducting business in foreign markets, including:

  •
  difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

  •
  unexpected changes in regulatory environments;

  •
  longer payment cycles;

  •
  earnings that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

  •
  political and economic instability;

  •
  export restrictions and other trade barriers;

  •
  difficulties in maintaining overseas subsidiaries and international operations; and

  •
  difficulties in obtaining approval for significant transactions, such as the Sky Transactions.

        In the past, the countries that constitute some of DTVLA's largest markets, including Brazil, Argentina, Colombia and Venezuela have experienced economic crises, caused by external and internal factors, and characterized by exchange rate instability, high inflation, high domestic interest rates, economic contraction, a reduction of international capital flows, a reduction of liquidity in the banking sector and high unemployment. These economic conditions have often been related to political instability, including political violence. If these economic conditions recur, they could substantially reduce the purchasing power of the population in our markets and materially adversely affect our business.

        Because DTVLA offers premium pay television programming, its business is particularly vulnerable to economic downturns. DTVLA has experienced, and may in the future experience, decreases or instability in consumer demand for its programming, as well as subscriber credit problems. DTVLA's inability to adjust its business and operations to adequately address these issues could materially adversely affect its revenues and ability to achieve profitability.

We may not be able to obtain or retain certain foreign regulatory approvals.

        There can be no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we operate, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites or provide satellite service internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

Our principal stockholder has significant influence over our management and over actions requiring stockholder approval and its interests may differ from ours.

        As of December 31, 2005, News Corporation held approximately 34% of the issued and outstanding shares of our common stock. K. Rupert Murdoch, Chairman and Chief Executive of News

Corporation, is the Chairman of our Board of Directors, and Chase Carey, who is currently a director of and was formerly employed by News Corporation, is our President and Chief Executive Officer and a member of our Board of Directors. Additionally, two current News Corporation executives are members of our Board of Directors. As a result, News Corporation has significant influence relating to our management and actions that require stockholder approval. The interests of News Corporation may differ from the interests of other holders of our common stock. The extent of New Corporation's stock ownership in us also may have the effect of discouraging offers to acquire control of us and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of us. The share repurchase program announced February 7, 2006 will result in an increase in News Corporation's ownership interest in us.

We may face other risks described from time to time in periodic reports filed by us with the SEC.

        We urge you to consider the above risk factors carefully in evaluating forward-looking statements contained in this Annual Report. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2005, we had approximately 27 locations operating in 15 states and 21 cities in the United States and approximately 16 additional locations operating in 16 cities in seven countries outside the United States. At such date, we owned approximately 1.0 million square feet of space and leased an additional 1.3 million square feet of space. The major locations of the DIRECTV U.S. segment include five administrative offices, two broadcast centers and three call centers. The major locations of the DIRECTV Latin America segment include six administrative offices, five broadcast centers and three call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2005 or subsequent thereto, but before the filing of this report, are summarized below:

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

***

        On December 5, 2000, Personalized Media Communications, LLC and Pegasus Development Corporation filed suit in the U.S. District Court for the District of Delaware against DIRECTV, Inc., The DIRECTV Group, Thomson Consumer Electronics and Philips Electronics North American Corp., alleging patent infringement and seeking unspecified damages and injunctive relief. On May 14, 2003, the court stayed the case pending outcome of reexaminations of the patents by the U.S. Patent Office.

***

        On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc. and DIRECTV Operations, LLC, which we refer to together in this paragraph as the "DIRECTV defendants," DIRECTV Group, Thomson Inc., EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation, alleging patent infringement and seeking unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserts to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. On July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants, DIRECTV Group and DIRECTV system manufacturers under all asserted claims of the patents in the case. Judgment for all defendants dismissing all claims of infringement and awarding costs to defendants was entered on July 25, 2002. On February 12, 2004, the Court of Appeals for the Federal Circuit affirmed the decision in part and reversed in part, and remanded the action for further proceedings.

***

        Independent Retailer Litigation.    On May 18, 2001, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against us in Oklahoma State Court, alleging claims similar to those in the Garcia matter described in (b) below on behalf of all DIRECTV dealers. The plaintiffs seek unspecified damages and injunctive relief. After several procedural hearings and orders, the matter is now pending before the American Arbitration Association.

***

        Darlene Litigation.    On October 18, 2004, Darlene Investments, LLC, or Darlene, filed suit in the circuit court for Miami-Dade County, Florida, against us and certain of our subsidiaries (including DLA LLC), News Corporation, and others, or collectively the Defendants. The suit alleges fraud and violation of fiduciary, contractual and other duties owed Darlene and to DLA LLC by one or more of the Defendants. Among other things, Darlene alleges that the Sky Transactions were unfair to DLA LLC and its members, including Darlene. Darlene further alleges that we entered into an oral put agreement that would have required DLA LLC to acquire Darlene's interest in DLA LLC based on a pricing formula and that Darlene was fraudulently induced to release its rights under that put and other rights. Darlene seeks injunctive relief to preclude DLA LLC from consummating the Sky Transactions, $1 billion in damages and other relief. We have agreed to indemnify News Corporation against claims by Darlene. We believe Darlene's claims are without merit and we are defending against these claims.

        We and certain other defendants filed in state court motions to compel arbitration of certain claims and to dismiss others for improper venue, and on November 3, 2005, the judge entered an order essentially staying the proceedings pending the arbitration between Darlene, DIRECTV and DLA LLC. We and Darlene have filed demands for arbitration under the terms of the dispute resolution provision of the DLA LLC limited liability company agreement. The parties have agreed upon a potential arbitration panel, and we anticipate that these demands for arbitration will be consolidated for hearing, which is scheduled to occur beginning in late January 2007.

        Finally, in June 2005, we filed suit against Darlene in the United States District Court for the Southern District of New York seeking specific performance and declaratory relief with respect to the release agreement and covenant not to sue executed by Darlene in February 2004 in connection with the DLA LLC reorganization and related transactions. Darlene has filed an answer and counterclaim.

***

        (b)   Previous reported legal proceedings which have been terminated during the fourth quarter ended December 31, 2005 are summarized below:

        In April 2001, Robert Garcia, doing business as Direct Satellite TV, an independent retailer of DIRECTV System equipment, instituted arbitration proceedings against us in Los Angeles, California regarding commissions and certain chargeback disputes. On October 4, 2001, Mr. Garcia filed a class action complaint against us in Los Angeles County Superior Court asserting the same claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleged $300 million in class-wide damages and sought certification of a class of plaintiffs to proceed in arbitration with court oversight. In February 2004, the trial court compelled the matter to arbitration and relinquished all jurisdiction in connection with the case. On November 5, 2005, the parties agreed to settle and dismiss with prejudice all claims each had asserted against the other in the arbitration, effective as of August 5, 2005. Neither party paid any money to the other in connection with the settlement, and each party agreed to bear its own costs and attorneys' fees.

***

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

***

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is publicly traded on the NYSE under the symbol "DTV." The following table sets forth for the quarters indicated the high and low sales prices for our common stock, as reported on the NYSE Composite Tape.

        For the period from January 1, 2004 through March 16, 2004, the table reflects the performance of Hughes Electronics Corporation common stock which was listed on the NYSE under the symbol "HS" during that period. On March 16, 2004, we changed our name to The DIRECTV Group, Inc. Effective on March 17, 2004, our ticker symbol was changed to "DTV."

2005	High	Low
First Quarter	$17.01	$14.21
Second Quarter	15.91	13.88
Third Quarter	16.79	14.48
Fourth Quarter	15.07	13.17

2004	High	Low
First Quarter	$18.05	$14.70
Second Quarter	18.81	15.60
Third Quarter	17.77	15.72
Fourth Quarter	18.25	15.52

        As of the close of business on March 7, 2006, there were approximately 96,008 holders of record of our common stock.

        Subject to the preferential and other dividend rights of any outstanding series of our preferred stock, holders of our common stock are entitled to such dividends and other distributions in cash, stock or property as may be declared by our Board of Directors in its sole discretion. There were no shares of our preferred stock outstanding at December 31, 2005.

        Except for the $275 million special cash dividend paid to GM in connection with the split-off, no dividends on our common stock have been declared by our Board of Directors for more than five years. We have no current plans to pay any dividends on our common stock. We currently expect to retain our future earnings, if any, for the development of our businesses or other corporate purposes.

        On February 7, 2006, our Board of Directors authorized a share repurchase program. Under the repurchase program, we are authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. The source of funds for the proposed purchases is from our existing cash on hand and cash from operations. We implemented the repurchase program on February 10, 2006. There is no fixed termination date for the repurchase program and purchases may be made in the open market, through block trades and other negotiated transactions. The program may be suspended, discontinued or accelerated at any time. Repurchased shares will be retired but remain authorized for registration and issuance in the future. Through March 7, 2006, we have repurchased approximately 110.3 million shares for $1.7 billion, at an average price of $15.50 per share, which includes 100 million shares of our common stock purchased from General Motors employee pension and benefit trusts.

        DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. to, among other things, make restricted payments, including dividends, loans or advances to us.

        Information regarding compensation plans under which our equity securities may be issued is included in Item 12 through incorporation by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 6, 2006.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended and As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$13,164.5	$11,360.0	$9,372.2	$8,185.4	$7,498.3
Total Operating Costs and Expenses	12,531.9	13,479.4	9,509.7	8,595.0	8,293.0

Operating Profit (Loss)	$632.6	$(2,119.4)	$(137.5)	$(409.6)	$(794.7)

Income (loss) from continuing operations before cumulative effect of accounting changes	$304.6	$(1,056.4)	$(375.3)	$(114.9)	$(565.2)
Income (loss) from discontinued operations, net of taxes	31.3	(582.3)	78.1	(97.6)	(49.0)
Cumulative effect of accounting changes, net of taxes	—	(310.5)	(64.6)	(681.3)	(7.4)

Net Income (Loss)	335.9	(1,949.2)	(361.8)	(893.8)	(621.6)
Preferred stock dividends	—	—	—	(46.9)	(96.4)

Net Income (Loss) Attributable to Common Stockholders	$335.9	$(1,949.2)	$(361.8)	$(940.7)	$(718.0)

Basic and Diluted Income (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$0.22	$(0.77)	$(0.27)	$(0.12)	$(0.51)
Weighted average number of common shares outstanding (in millions):
Basic	1,388.4	1,384.8	1,382.5	1,343.1	1,300.0
Diluted	1,394.8	1,384.8	1,382.5	1,343.1	1,300.0
Consolidated Balance Sheet Data:
Total Assets	$15,630.2	$14,324.4	$19,037.4	$17,986.7	$21,015.0
Long-Term Debt	3,405.3	2,409.5	2,434.8	40.0	238.8
Preferred Stock	—	—	—	914.1	1,498.4
Total Stockholders' Equity	7,940.0	7,507.1	9,631.1	9,977.1	11,071.9

The cumulative effect of accounting change of $681.3 million recorded in the year ended December 31, 2002 relates to the adoption of Statement of Financial Accounting Standards No 142, "Goodwill and Other Intangible Assets" in 2002. See the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the accounting changes in 2004 and 2003 and other significant transactions during each of the three years in the period ended December 31, 2005.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations:
Revenues	$13,164.5	$11,360.0	$9,372.2
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Broadcast programming and other costs of sale	5,485.3	4,996.5	4,510.5
Subscriber service expenses	981.9	779.9	656.5
Subscriber acquisition costs:
Third party customer acquisitions	2,053.9	2,009.8	1,439.6
Direct customer acquisitions	697.7	694.0	395.4
Upgrade and retention costs	1,117.0	1,002.4	412.0
Broadcast operations expenses	254.1	196.7	197.3
General and administrative expenses	1,133.9	1,268.9	1,143.5
(Gain) loss from asset sales and impairment charges, net	(45.1)	1,693.2	—
Depreciation and amortization	853.2	838.0	754.9

Total Operating Costs and Expenses	12,531.9	13,479.4	9,509.7

Operating Profit (Loss)	632.6	(2,119.4)	(137.5)
Interest income	150.3	50.6	28.4
Interest expense	(237.6)	(131.9)	(156.3)
Reorganization income (expense)	—	43.0	(212.3)
Other, net	(65.0)	397.6	—

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	480.3	(1,760.1)	(477.7)
Income tax (expense) benefit	(173.2)	690.6	104.3
Minority interests in net (earnings) losses of subsidiaries	(2.5)	13.1	(1.9)

Income (loss) from continuing operations before cumulative effect of accounting changes	304.6	(1,056.4)	(375.3)
Income (loss) from discontinued operations, net of taxes	31.3	(582.3)	78.1

Income (loss) before cumulative effect of accounting changes	335.9	(1,638.7)	(297.2)
Cumulative effect of accounting changes, net of taxes	—	(310.5)	(64.6)

Net Income (Loss)	$335.9	$(1,949.2)	$(361.8)

Basic and Diluted Income (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$0.22	$(0.77)	$(0.27)
Income (loss) from discontinued operations, net of taxes	0.02	(0.42)	0.06
Cumulative effect of accounting changes, net of taxes	—	(0.22)	(0.05)

Net Income (Loss)	$0.24	$(1.41)	$(0.26)

Weighted average number of common shares outstanding (in millions)
Basic	1,388.4	1,384.8	1,382.5
Diluted	1,394.8	1,384.8	1,382.5

	December 31,
	2005	2004
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,701.3	$2,307.4
Total Current Assets	6,096.4	4,771.1
Total Assets	15,630.2	14,324.4
Total Current Liabilities	2,828.1	2,694.5
Long-Term Debt	3,405.3	2,409.5
Total Stockholders' Equity	7,940.0	7,507.1

Reference should be made to the Notes to the Consolidated Financial Statements.

SUMMARY DATA—(continued)

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions)
Other Data:
Operating Profit (Loss)	$632.6	$(2,119.4)	$(137.5)
Add: Depreciation and amortization expense	853.2	838.0	754.9

Operating Profit (Loss) Before Depreciation and Amortization (1)	$1,485.8	$(1,281.4)	$617.4

Operating Profit Before Depreciation and Amortization-Margin (1)	11.3%	N/A	6.6%
Capital expenditures (2)	$923.7	$1,023.1	$747.4
Cash flows from operating activities	1,171.9	228.6	787.2
Cash flows from investing activities	(723.3)	886.8	(1,084.7)
Cash flows from financing activities	945.3	(242.7)	1,767.1
Cash used in discontinued operations	—	—	(429.5)

(1)
Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating Profit (Loss)." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use Operating Profit (Loss) Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital to business segments. This metric is also used to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

Operating Profit Before Depreciation and Amortization-Margin is calculated by dividing Operating Profit (Loss) Before Depreciation and Amortization by Revenues.

(2)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites.

SUMMARY DATA—(concluded)

Selected Segment Data

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions)
DIRECTV U.S.
Revenues	$12,216.1	$9,763.9	$7,695.6

% of Total Revenues	92.8%	85.9%	82.1%
Operating Profit	$802.0	$21.9	$458.8
Add: Depreciation and Amortization	698.2	561.2	497.0

Operating Profit Before Depreciation and Amortization	$1,500.2	$583.1	$955.8

Operating Profit Margin	6.6%	0.2%	6.0%
Operating Profit Before Depreciation and Amortization-Margin	12.3%	6.0%	12.4%
Segment Assets	$10,525.0	$8,994.2	$7,285.2
Capital Expenditures(1)	782.0	671.5	389.0
DIRECTV Latin America
Revenues	$742.1	$675.2	$597.7

% of Total Revenues	5.6%	5.9%	6.4%
Operating Loss	$(18.7)	$(142.0)	$(284.6)
Add: Depreciation and Amortization	160.2	187.9	199.3

Operating Profit (Loss) Before Depreciation and Amortization	$141.5	$45.9	$(85.3)

Operating Profit Before Depreciation and Amortization-Margin	19.1%	6.8%	N/A
Segment Assets	$1,147.9	$1,086.7	$682.9
Capital Expenditures(1)	90.4	81.7	57.9
Network Systems
Revenues	$211.4	$1,099.1	$1,271.0

% of Total Revenues	1.6%	9.7%	13.6%
Operating Loss	$(60.8)	$(1,778.5)	$(103.4)
Add: Depreciation and Amortization	—	95.6	70.8

Operating Loss Before Depreciation and Amortization	$(60.8)	$(1,682.9)	$(32.6)

Segment Assets	—	$521.1	$2,555.3
Capital Expenditures(1)	$18.1	132.1	159.6
Eliminations and Other
Revenues	$(5.1)	$(178.2)	$(192.1)

Operating Loss	$(89.9)	$(220.8)	$(208.3)
Add: Depreciation and Amortization	(5.2)	(6.7)	(12.2)

Operating Loss Before Depreciation and Amortization	$(95.1)	$(227.5)	$(220.5)

Segment Assets	$3,957.3	$3,722.4	$8,514.0
Capital Expenditures(1)	33.2	137.8	140.9
Total
Revenues	$13,164.5	$11,360.0	$9,372.2

Operating Profit (Loss)	$632.6	$(2,119.4)	$(137.5)
Add: Depreciation and Amortization	853.2	838.0	754.9

Operating Profit (Loss) Before Depreciation and Amortization	$1,485.8	$(1,281.4)	$617.4

Operating Profit Margin	4.8%	N/A	N/A
Operating Profit Before Depreciation and Amortization-Margin	11.3%	N/A	6.6%
Total Assets	$15,630.2	$14,324.4	$19,037.4
Capital Expenditures(1)	923.7	1,023.1	747.4

(1)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Strategic Developments

        In February 2004, we announced our intent to restructure our company to focus on the DTH satellite businesses. We have announced or completed the following actions in support of this strategy during 2004 and 2005:

  Acquisitions

  •
  On October 8, 2004, we entered into the Sky Transactions, which include the pending merger of Sky Brasil with DIRECTV Brasil, the sale of our DIRECTV Mexico subscriber list in exchange for an equity interest in Sky Mexico, and the acquisition of other Sky entities in the rest of the Latin America region, which we refer to as PanAmericana. As part of the transactions, we have or will acquire both News Corporation's and Liberty's equity interests in each Sky Latin America entity.

  The transactions in Brazil are subject to local regulatory approval, which we expect to receive in mid 2006. Upon completion of the DIRECTV Brasil transactions we expect to pay $17 million, the remaining portion of the total purchase price of $385 million, and we will own in excess of 70% of the merged platform. We prepaid $368 million of the total purchase price on October 8, 2004.

  During 2005, we recognized a gain of approximately $70.4 million in "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations related to the successful migration of DIRECTV Mexico's subscribers to Sky Mexico in exchange for a note receivable. On February 16, 2006, we completed the acquisition of a 47% interest in Sky Mexico, which resulted from the exchange of the note receivable for a 12% equity interest and the acquisition of News Corporation's and Liberty's Sky Mexico interests for $373 million in cash. The exchange of the note receivable for the higher value 12% equity interest will result in us reporting a first quarter 2006 gain of approximately $58 million. During 2004 we wrote-down certain of DIRECTV Mexico's long-lived assets to their fair values in connection with the planned shut-down of its operations resulting in a pre-tax charge of $36.5 million that we included in "(Gain) loss from asset sales and impairment charges, net" in the Consolidated Statements of Operations. DIRECTV Mexico ceased operations in 2005 upon completion of the migration of its subscribers to Sky Mexico.

  We have acquired a 100% ownership interest in the Sky PanAmericana entities for $30 million, which was paid on October 8, 2004. As part of this transaction, News Corporation has agreed to reimburse us $127 million for the assumption of the Sky PanAmericana entities net liabilities, which we expect to receive upon completion of the Sky Brasil transaction. We began consolidating the results of the Sky PanAmericana entities in the fourth quarter of 2004.

  See Notes 3 and 22 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further information.

  •
  During the third quarter of 2004, DIRECTV U.S. completed the acquisition of all Pegasus and NRTC subscribers, as described in Note 3 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which resulted in DIRECTV U.S. recording a subscriber related intangible asset of $951.3 million from the Pegasus transaction that DIRECTV U.S. is amortizing over the estimated average subscriber lives of five years, and a subscriber related intangible asset of $385.5 million that resulted from the NRTC transaction that

    DIRECTV U.S. is amortizing over the estimated average subscriber lives of six years. Had the estimated average subscriber lives for these intangible assets been decreased by one year, future annual amortization expense would have increased by approximately $60 million.

  •
  Effective June 1, 2004, DIRECTV U.S. and the NRTC agreed to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC approximately $4.4 million per month through June 2011. As a result of this agreement, DIRECTV U.S. has the right to sell the DIRECTV service in all territories across the United States. DIRECTV U.S. is amortizing the distribution rights intangible asset of $334.1 million that was recorded as part of the transaction, which includes the present value of the cash payments and fees associated with the transaction, to expense over the remaining life of the terminated DIRECTV service distribution agreement of seven years.

  Divestitures

  •
  On April 22, 2005, we completed the sale of a 50% interest in a new entity, HNS LLC, that owns substantially all of the remaining net assets of HNS to SkyTerra, which we refer to as the SkyTerra transaction. We received total proceeds of $257.4 million, including cash of $246.0 million, and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million. As a result of this transaction, we recorded pre-tax impairment charges of $25.3 million during the year ended December 31, 2005 and $190.6 million during the year ended December 31, 2004 to "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations to reduce the carrying value of HNS' assets to fair value. In January 2006, we completed the sale of our remaining 50% interest in HNS LLC to SkyTerra. In exchange for our remaining 50% interest and resolution of a final closing adjustment from the April 22, 2005 transaction, we received cash proceeds of $110 million. As a result of the transaction, in the first quarter of 2006, we expect to record a net gain and equity earnings of $24.8 million to "Other, net" in the Consolidated Statements of Operations.

  •
  During the year ended December 31, 2005, we sold an equity investment for $113.1 million in cash, which resulted in us recognizing a net pre-tax loss of $0.6 million in "Other, net" in our Consolidated Statements of Operations in 2005.

  •
  In the third quarter of 2004, we decided to utilize certain SPACEWAY assets for DIRECTV U.S. HD programming. This decision to no longer use these assets for HNS' SPACEWAY broadband service triggered an impairment test of our investment in the SPACEWAY assets. As a result of this test, we determined that the book value of the SPACEWAY satellites and ground segment equipment for their alternative use exceeded their fair value by $1.466 billion. Accordingly, we recorded a charge in "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations in the third quarter of 2004.

  •
  On August 20, 2004, we completed the sale of our approximate 80.4% interest in PanAmSat to an affiliate of KKR for about $2.64 billion in cash. As a result of this transaction, we recorded a loss of $723.7 million, net of taxes, in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations during 2004.

  •
  In 2004, HNS completed the sale of its approximate 55% ownership interest in Hughes Software Systems Limited, or HSS, for $226.5 million in cash, which we received in June 2004. As a result of this transaction, we recognized an after-tax gain of approximately $90.7 million ($176.1 million pre-tax) during 2004 in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

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

  •
  During 2004, we sold various equity investments for $510.5 million in cash and recorded a pre-tax gain of $396.5 million in "Other, net" in our Consolidated Statements of Operations.

        The financial results for PanAmSat, which formerly comprised our Satellite Services segment, and HSS, which was formerly a component of our Network Systems segment, are presented in our Consolidated Statements of Operations as discontinued operations. As a result of the SkyTerra transaction, subsequent to April 22, 2005, we accounted for our investment in HNS under the equity method of accounting, and accordingly, recorded our interest in HNS' net income in "Other, net" in our Consolidated Statements of Operations.

        For additional information regarding the actions described above, see Note 3 and Note 5 of the Notes to the Consolidated Financial Statements in Part II, Item 8, of this Annual Report.

Other Developments

        In addition to the items described above, the following events had a significant effect on the comparability of our operating results for the years ended December 31, 2005, 2004 and 2003:

  DIRECTV U.S.

        Hurricanes Katrina, Wilma, and Rita.    During the second half of 2005, a series of hurricanes devastated certain portions of the Gulf Coast region of the United States. As a result, we recorded approximately $24 million in charges mostly related to a higher level of service calls resulting from the hurricanes, a reduction in revenues for subscriber service credits and an increase in bad debt expense. Approximately 10,000 subscribers were disconnected in 2005 resulting from the hurricanes.

        Financing Transactions.    During the second quarter of 2005, DIRECTV U.S. completed a series of refinancing transactions that resulted in a pre-tax charge to "Other, net" in our Consolidated Statements of Operations of $64.9 million ($40.0 million after tax), of which $41.0 million was associated with the premium that we paid for the redemption of a portion of our 8.375% senior notes and $23.9 million with our write-off of a portion of our deferred debt issuance costs and other transaction costs. As a result of the refinancing transactions, our long-term debt increased by $1,011.7 million during 2005 and cash, net of the premium paid and transaction costs, increased $966.0 million. See Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further discussion of these refinancing transactions.

        During 2003, DIRECTV U.S. raised approximately $2,625.0 million of cash through the issuance of $1,400.0 million of 8.375% senior notes and $1,225.0 million of borrowings under a credit facility. We used a portion of these proceeds to repay the $506.3 million outstanding principal balance plus accrued interest under a prior credit facility agreement, which then terminated.

        Accounting Change.    Effective January 1, 2004, DIRECTV U.S. changed its method of accounting for subscriber acquisition, upgrade and retention costs. Previously, DIRECTV U.S. deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized the deferred amounts to expense over the contract period. DIRECTV U.S. now expenses subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. See "Accounting Changes" in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional information.

  DIRECTV Latin America

        Sky Transactions.    As part of the Sky Transactions, during the year ended December 31, 2004, DTVLA recorded $8.5 million of severance and other costs related to the ongoing shut-down of DIRECTV Mexico.

        Reorganization.    On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In February 2004, DLA LLC announced the confirmation of its Plan of Reorganization by the U.S. Bankruptcy Court and its emergence from Chapter 11. As a result of the bankruptcy proceedings described in more detail in Note 18 of the Notes to the Consolidated Financial Statements in Item 8, Part II, DTVLA experienced reduced programming costs in 2005 and 2004 due to more favorable programming contracts subsequent to the emergence from bankruptcy.

        Accounting Change.    On July 1, 2003, as more fully discussed in Note 2 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, DTVLA began consolidating the Venezuelan and Puerto Rican LOCs with the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," or FIN 46. Prior to July 1, 2003, DTVLA accounted for its investments in the Venezuelan and Puerto Rican LOCs under the equity method of accounting and reflected approximately 75.0% of their net income or loss in "Other, net" in the Consolidated Statements of Operations. We recorded an after-tax charge of $64.6 million to "Cumulative effect of accounting changes, net of taxes" in the Consolidated Statements of Operations during 2003 resulting from the adoption of FIN 46.

        Other.    DTVLA's 2003 operating results were adversely affected by the economic and political instability throughout Latin America. In particular, revenues and operating profit were significantly affected by a loss in net subscribers and the ongoing devaluation of certain local currencies.

  Eliminations and Other

        Other.    During December 2003, upon completion of the News Corporation transactions, we expensed related costs of about $132 million that primarily included investment advisory fees of about $49 million, retention benefits of about $65 million and severance benefits of about $15 million to "General and administrative expenses" in the Consolidated Statements of Operations. See Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional information regarding the News Corporation transactions.

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

KEY TERMINOLOGY USED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues.    We earn revenues mostly from subscriptions to basic and premium channel programming, pay-per-view programming and seasonal and live sporting events. We also earn revenues from fees that we charge subscribers with multiple set-top receivers (which we refer to as mirroring fees), hardware revenues from subscribers who purchase receivers under our direct sales and upgrade and retention programs, our published programming guide, warranty service fees and advertising services. Prior to the completion of the transactions with the NRTC and Pegasus in the third quarter of 2004, revenues also included fees earned from the NRTC and Pegasus, which were equal to a percentage of the subscriber revenues earned from the subscribers located in certain areas (mainly rural). See "Strategic Developments" above for further discussion.

        Broadcast Programming and Other Costs of Sale.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums we pay to a third party and production costs for on-air advertisements we sell to third parties.

        Subscriber Service Expenses.    Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

        Subscriber Acquisition Costs—Third Party Customer Acquisitions.    The majority of these costs represent commissions we pay to third parties to acquire new DIRECTV subscribers, which include our national retailers as well as independent satellite television retailers, dealers, RBOCs and others. We also include the costs we incur for DIRECTV System equipment, installation and advertising.

        Subscriber Acquisition Costs—Direct Customer Acquisitions.    These costs consist primarily of hardware, installation, advertising, marketing and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

        SAC.    DIRECTV U.S. calculates SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period (the sum of subscriber acquisition costs reported for third party customer acquisitions and direct customer acquisitions) by the number of gross new subscribers that DIRECTV U.S. acquired through third parties and its direct customer acquisition program during the period. DIRECTV U.S. excludes the 1.4 million subscribers purchased as part of the NRTC and Pegasus transactions during 2004, as well as gross new subscribers added in the former NRTC and Pegasus territories prior to the completion of the transactions, from gross new subscribers used in the calculation of SAC for 2004 and 2003.

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher ARPU and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence.

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

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV subscribers for the period. We calculate average DIRECTV subscribers for the year by adding the number of DIRECTV subscribers as of the beginning of the year and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. DIRECTV U.S. excluded from its calculation of ARPU the subscribers of the former NRTC members and affiliates prior to the purchase of those subscribers in the second and third quarters of 2004, which we discuss in more detail above in "Strategic Developments." For 2004, average DIRECTV U.S. subscribers include the subscribers in the former NRTC and Pegasus territories using a daily weighted average from the dates DIRECTV U.S. acquired the subscribers through December 31, 2004.

        Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of DIRECTV subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV subscribers. DIRECTV U.S. calculates average monthly subscriber churn by dividing the average monthly number of disconnected DIRECTV subscribers for the period (total subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV subscribers for the period. Average monthly churn includes the results from the former NRTC and Pegasus subscribers subsequent to the purchase of those subscribers in 2004.

        Subscriber Count.    The total number of DIRECTV subscribers represents the total number of subscribers actively subscribing to the DIRECTV service, including seasonal subscribers and subscribers who are in the process of relocating. DIRECTV U.S. also includes for all periods presented the subscribers of the NRTC's members and affiliates, including Pegasus, prior to the purchase of those subscribers in 2004.

RESULTS OF OPERATIONS

Executive Overview and Outlook

        The following discussion relates primarily to DIRECTV U.S., which generates over 90% of our revenues and is the source of most of our revenue growth.

        Lease Program.    On March 1, 2006, DIRECTV U.S. introduced a set-top receiver lease program that will result in a significant change in reported operating costs and expenses in future periods. Currently, under DIRECTV U.S.' sales model, all subscriber acquisition, upgrade and retention costs (including the cost of set-top receivers) are expensed immediately upon subscriber activation. Under the lease program, DIRECTV U.S. will retain ownership of most new set-top receivers provided to new and existing subscribers, and accordingly, will capitalize the cost of new leased set-top receivers as a fixed asset. Other subscriber acquisition costs will continue to be expensed immediately upon subscriber activation. Beginning in March 2006, we expect most of the set-top receivers provided to subscribers to be leased, which will result in a significant reduction to subscriber acquisition, upgrade and retention costs, partially offset by increasing depreciation expense as set-top receivers are depreciated over their average estimated useful lives. By retaining ownership of the set-top-receivers, we will be able to recover and reuse the recovered set-top receivers for acquisition, upgrade and retention activities, which we expect will reduce our overall costs over time. DIRECTV U.S.' revenues are not expected to change significantly due to the lease model, as the monthly mirroring fees currently charged to subscribers will generally be replaced with monthly lease fees; however, a portion of the upfront fees charged to subscribers will be deferred and recognized over the estimated subscriber life. The following discussion of expected results in 2006 is presented on a comparable basis to historical results, and accordingly does not reflect the anticipated changes in reported operating costs and expenses resulting from the lease program.

        Revenues.    Our revenue increases over the last three years have been driven by the growing subscriber base, including the 1.4 million NRTC and Pegasus subscribers acquired in the second and third quarters of 2004, and increasing ARPU at DIRECTV U.S. After accounting for churn, DIRECTV U.S.' net new subscriber additions were 1.2 million during 2005 and 1.8 million in 2004 (excluding the NRTC and Pegasus subscribers). Net new DIRECTV U.S. subscriber additions are expected to exceed 1.0 million in 2006. DIRECTV U.S. expects churn to improve in 2006 as compared to average monthly subscriber churn of 1.70% for 2005. The improvement in churn is expected to result from our continuing efforts to limit the number of high risk subscribers added to our platform, an increase in the number of subscribers with advanced products, such as HD and DVR set-top receivers, the development of unique and differentiated content, and initiatives to further improve subscriber service. DIRECTV U.S.' ARPU increased 4.0% in 2005 and 4.7% in 2004. DIRECTV U.S. expects the percentage increase in ARPU for 2006 to be slightly higher than the 2005 increase due mostly to its planned programming package price increases in March 2006, an increase in mirroring/lease fees from subscribers with multiple set-top receivers and higher sports programming revenues.

        Operating Costs and Expenses.    Operating costs and expenses as a percentage of revenues decreased from approximately 100% in 2004 to 93% in 2005 due to the stabilization of costs in key areas such as subscriber acquisition, upgrade and retention costs. DIRECTV U.S. expects operating costs and expenses as a percentage of revenue to continue to improve in 2006 due to the expected higher revenues discussed above and stable subscriber acquisition costs, partially offset by higher programming costs, upgrade and retention costs and depreciation and amortization expense. Upgrade and retention costs are expected to increase due to increased demand for HD set-top receivers driven by our roll-out of additional local-into-local HD markets as well as upgrading our current HD subscribers to MPEG-4 capable set-top receivers and increased demand for DVRs. The anticipated increase in depreciation expense will result primarily from our three new satellites launched during 2005.

        Cash Flows.    We expect consolidated cash flow, defined as net cash provided by operating activities less net cash used in investing activities, to increase slightly in 2006 compared to 2005 resulting from an expected improvement in operating costs as a percentage of revenues, partially offset by an increase in cash required for sports programming contract payments, approximately $204 million in net cash requirements for the Sky Transactions and slightly higher capital expenditures for satellites and broadcast equipment to support our launch of new local and HD channels, and to replace and backup existing satellites.

2005 Compared To 2004

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

			Change
Revenues By Segment:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$12,216.1	$9,763.9	$2,452.2	25.1%
DIRECTV Latin America	742.1	675.2	66.9	9.9%
Network Systems	211.4	1,099.1	(887.7)	(80.8)%
Eliminations and Other	(5.1)	(178.2)	173.1	(97.1)%

Total Revenues	$13,164.5	$11,360.0	$1,804.5	15.9%

        The increase in our total revenues was primarily due to the $2,452.2 million increase in revenues at the DIRECTV U.S. segment, which resulted from higher ARPU on a larger subscriber base and the subscribers that were added as part of the NRTC and Pegasus transactions in the second half of 2004, partially offset by the decrease in revenues from the Network Systems segment resulting from the divestures of the HNS businesses in 2005 and 2004.

        Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

			Change
Operating Costs and Expenses By Segment:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$11,414.1	$9,742.0	$1,672.1	17.2%
DIRECTV Latin America	760.8	817.2	(56.4)	(6.9)%
Network Systems	272.2	2,877.6	(2,605.4)	(90.5)%
Eliminations and Other	84.8	42.6	42.2	99.1%

Total Operating Costs and Expenses	$12,531.9	$13,479.4	$(947.5)	(7.0)%

        The decrease in our total operating costs and expenses was primarily due to the $2,605.4 million decrease in operating costs and expenses at the Network Systems segment that resulted from the 2004 asset impairment charges related to SPACEWAY and the SkyTerra transaction, and the divestitures of the HNS businesses, partially offset by the $1,672.1 million increase at the DIRECTV U.S. segment primarily related to higher costs associated with the increase in revenues and the larger subscriber base.

        Interest Income and Expense.    Interest income increased to $150.3 million in 2005 compared to $50.6 million in 2004. Interest expense increased to $237.6 million in 2005 from $131.9 million in 2004. The increase in interest income is due to an increase in average interest rates on higher average cash balances and short-term investments. The increase in interest expense resulted primarily from the decrease in capitalized interest due to the completion of the construction of the SPACEWAY satellites, an increase in our outstanding borrowings and a higher interest rate on our credit facility. Interest expense is net of capitalized interest of $30.5 million in 2005 and $101.2 million in 2004.

        Reorganization Income.    Reorganization income of $43.0 million in 2004 includes a $62.6 million gain that resulted from the settlement of certain obligations in connection with the confirmation of the DLA LLC Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the DLA LLC reorganization. See Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further information.

        Other, Net.    Other, net decreased by $462.6 million during 2005. The significant components of "Other, net" were as follows:

	2005	2004	Change
	(Dollars in Millions)
Net gain (loss) from sale of investments	$(0.6)	$396.5	$(397.1)
Equity in earnings (losses) of unconsolidated subsidiaries	0.7	(0.2)	0.9
Refinancing transaction expenses	(64.9)	—	(64.9)
Other	(0.2)	1.3	(1.5)

Total	$(65.0)	$397.6	$(462.6)

        During the second quarter of 2005, we completed a series of refinancing transactions that resulted in a pre-tax charge of $64.9 million ($40.0 million after tax), of which $41.0 million was associated with the premium that we paid for the redemption of a portion of our 8.375% senior notes and $23.9 million with our write-off of a portion of our deferred debt issuance costs and other transaction costs.

        During 2004, we sold various equity investments for $510.5 million in cash, which resulted in us recording a pre-tax gain of $396.5 million.

        Income Tax (Expense) Benefit.    We recognized income tax expense of $173.2 million in 2005 compared to an income tax benefit of $690.6 million in 2004, which resulted from losses recorded in 2004. The increase in income tax expense is primarily attributable to higher income from continuing operations before income taxes, minority interests and cumulative effect of accounting change. The increase was partially offset by an income tax benefit recognized in 2005 due to the utilization of capital loss carryforwards and a benefit associated with a reduction in the amount of accrued foreign withholding taxes resulting from a favorable tax ruling in Mexico.

        Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, is as follows:

	2005	2004	Change
	(Dollars in Millions)
Income from discontinued operations, net of taxes	$—	$50.8	$(50.8)
Income (loss) on sale of discontinued operations, net of taxes	31.3	(633.1)	664.4

Income (loss) from discontinued operations, net of taxes	$31.3	$(582.3)	$613.6

        The $31.3 million gain in income on sale of discontinued operations resulted from a favorable tax settlement during the second quarter of 2005, which we discuss in Note 21 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

        The $50.8 million in income from discontinued operations relates to the PanAmSat and HSS businesses sold in 2004. Loss on sale of discontinued operations of $633.1 million in 2004 includes the loss recorded for the sale of PanAmSat, net of taxes, of $723.7 million, partially offset by the $90.7 million gain on HNS' sale of its approximate 55% interest in HSS. The discontinued operations of PanAmSat and HSS are more fully discussed in "Strategic Developments" above.

        Cumulative Effect of Accounting Change.    The $310.5 million cumulative effect of accounting change, net of taxes, in 2004 was due to our change in our method of accounting for subscriber acquisition, upgrade and retention costs.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$12,216.1	$9,763.9	$2,452.2	25.1%
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below:
Broadcast programming and other costs of sale	5,050.1	4,010.5	1,039.6	25.9%
Subscriber service expenses	935.4	740.2	195.2	26.4%
Subscriber acquisition costs:
Third party customer acquisitions	1,999.4	1,960.8	38.6	2.0%
Direct customer acquisitions	676.4	684.1	(7.7)	(1.1)%
Upgrade and retention costs	1,106.5	993.2	113.3	11.4%
Broadcast operations expenses	145.8	129.7	16.1	12.4%
General and administrative expenses	802.3	662.3	140.0	21.1%
Depreciation and amortization expense	698.2	561.2	137.0	24.4%

Total Operating Costs and Expenses	11,414.1	9,742.0	1,672.1	17.2%

Operating Profit	$802.0	$21.9	$780.1	NM *

Other Data:
Operating Profit Before Depreciation & Amortization	$1,500.2	$583.1	$917.1	NM

Total number of subscribers (000's)	15,133	13,940	1,193	8.6%
ARPU	$69.61	$66.95	$2.66	4.0%
Average monthly subscriber churn%	1.70%	1.59%	—	6.9%
Gross subscriber additions (000's)(1)	4,170	4,218	(48)	(1.1)%
Net subscriber additions (000's)	1,193	1,728	(535)	(31.0)%
Average subscriber acquisition costs — per subscriber (SAC)(2)	$642	$643	$(1)	(0.2)%

*
Percentage not meaningful

(1)
Gross subscriber additions for 2004 excludes the 1.4 million subscribers purchased as part of the NRTC and Pegasus transactions.

(2)
Gross subscriber additions used in the calculation of SAC also do not include subscribers added in the former NRTC and Pegasus territories prior to the NRTC and Pegasus transactions in 2004.

        Subscribers.    DIRECTV U.S.' gross subscriber additions in 2005 of 4,170,000 were slightly lower than the 4,218,000 of gross subscriber additions in 2004 primarily due to more stringent credit policies implemented during the second quarter of 2005. Average monthly churn during 2005 increased to 1.70% due to higher involuntary churn from higher risk subscribers acquired in 2004 and early 2005 and a more competitive marketplace. After accounting for this churn, DIRECTV U.S. added 1,193,000 net new subscribers in 2005 compared to 1,728,000 in 2004.

        Revenues.    DIRECTV U.S.' revenues increased $2,452.2 million to $12,216.1 million resulting from higher ARPU on the larger subscriber base and the full year effect of the Pegasus and NRTC subscribers that DIRECTV U.S. purchased in the second half of 2004. The 4.0% increase in ARPU to $69.61 resulted primarily from price increases on certain programming packages and higher mirroring fees from an increase in the average number of set-top receivers per subscriber. Excluding the dilutive effect from the consolidation of the former NRTC and Pegasus subscribers, primarily due to the lower ARPU received from these subscribers, ARPU would have increased approximately 6%.

        Total Operating Costs and Expenses.    DIRECTV U.S.' total operating costs and expenses increased $1,672.1 million to $11,414.1 million resulting primarily from higher costs for programming, subscriber service expenses, general and administrative expenses, depreciation and amortization expense, and subscriber upgrade and retention initiatives. Operating costs and expenses as a percentage of revenues decreased from approximately 100% in 2004 to 93% in 2005 mostly due to the stabilization of costs in key areas such as subscriber acquisition, upgrade and retention.

        DIRECTV U.S.' broadcast programming and other costs of sale increased $1,039.6 million primarily as a result of the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased as a result of the larger subscriber base.

        Subscriber acquisition costs were stable in 2005 compared to 2004. However, SAC per subscriber was slightly lower due to a decrease in the cost of set-top receivers, mostly offset by an increase in the number of set-top receivers provided to new subscribers, including a greater number of higher cost HD and DVR products.

        Increased volume under DIRECTV U.S.' movers and HD upgrade programs drove most of the $113.3 million increase in upgrade and retention costs. Under these programs, DIRECTV U.S. provides additional equipment, plus installation, to existing subscribers at significantly reduced prices.

        The $140.0 million increase in general and administrative expenses resulted primarily from higher bad debt expense resulting from the increase in the subscriber base and involuntary churn discussed above, and an increase in other expenses, such as labor, benefits and consulting, to support the larger business.

        The improvement of operating profit before depreciation and amortization of $917.1 million was primarily due to higher margins from the increase in revenues combined with the stabilizing of costs in key areas such as subscriber acquisition, upgrade and retention. The improvement in operating profit of $780.1 million was primarily due to higher operating profit before depreciation and amortization and lower depreciation expense resulting from assets becoming fully depreciated in 2005, more than offset by higher amortization of about $181 million resulting from intangible assets recorded as part of the NRTC and Pegasus transactions.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$742.1	$675.2	$66.9	9.9%
Operating Profit Before Depreciation & Amortization	141.5	45.9	95.6	NM
Operating Loss	(18.7)	(142.0)	123.3	(86.8)%
Total number of subscribers (000's)	1,593	1,646	(53)	(3.2)%
Net subscriber additions (losses) (000's)	(53)	57	(110)	NM
Net subscriber additions, excluding Mexico (000's)	149	124	25	20.2%
ARPU	$39.20	$35.80	$3.40	9.5%

        The increase in revenues in 2005 resulted primarily from the increase in ARPU on a larger subscriber base across the region as well as the effects of the consolidation of Sky Chile and Sky Colombia in October 2004, partially offset by the shut-down of DIRECTV Mexico. The increase in ARPU is primarily due to the effects of the consolidation of Sky Chile and Sky Colombia in October 2004, selected price increases in the region, and the appreciation of the Brazilian real.

        The 110,000 decrease in net subscriber additions resulted primarily from the shut-down of DIRECTV Mexico and migration of subscribers to the Sky Mexico platform. Excluding Mexico, net subscriber additions for DIRECTV Latin America improved by 25,000.

        The improvement in operating profit before depreciation and amortization was primarily due to the increase in revenues discussed above, the $70.4 million gain from the sale of the DIRECTV Mexico subscribers, as well as $45.0 million in 2004 charges primarily for asset write-downs, severance and other costs related to the shut-down of DIRECTV Mexico. These increases were partially offset by approximately $25 million of increased costs in 2005 related to the merger in Colombia and certain subscriber acquisition, upgrade and retention costs now being expensed under Puerto Rico's new sales model. Previously, Puerto Rico only leased equipment to subscribers and capitalized the related costs. The improvement in operating loss was due to the increase in operating profit before depreciation and amortization and reduced depreciation principally reflecting the effect of a fourth quarter 2004 write-down of assets in Mexico.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

			Change
	2005	2004	$	%
	(Dollars in Millions)
Revenues	$211.4	$1,099.1	$(887.7)	(80.8)%
Operating Loss Before Depreciation & Amortization	(60.8)	(1,682.9)	1,622.1	(96.4)%
Operating Loss	(60.8)	(1,778.5)	1,717.7	(96.6)%

        The decrease in revenues, operating loss before depreciation and amortization and operating loss resulted primarily from the divestitures of the HNS businesses. Operating loss before depreciation and amortization and operating loss in 2004 include asset impairment charges of $1,466.1 million related to SPACEWAY and $190.6 million for the SkyTerra transactions, as well as $25.6 million in severance charges associated with the HNS related transactions discussed above in "Strategic Developments."

Eliminations and Other

        The elimination of revenues decreased to $5.1 million in 2005 from $178.2 million in 2004. The revenue elimination resulted mostly from the elimination of sales from HNS to DIRECTV prior to the sale of HNS' set-top receiver manufacturing business in June 2004.

        Operating loss from Eliminations and Other decreased to $89.9 million in 2005 from $220.8 million in 2004. Operating loss in 2004 included $16.5 million in higher stock compensation costs and non-recurring charges in the amount of $113.0 million for retention benefits, severance and related costs under our pension benefit plans resulting from headcount reductions and the strategic transactions discussed above.

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

        The increase in our total revenues was primarily due to the $2,068.3 million increase in revenues at the DIRECTV U.S. segment, which resulted from higher ARPU on the larger subscriber base, including those subscribers added as part of the NRTC and Pegasus transactions, partially offset by the $171.9 million decrease in revenues at the Network Systems segment, resulting primarily from the sale of the set-top receiver manufacturing operations in June 2004.

        Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

			Change
Operating Costs and Expenses By Segment:
	2004	2003	$	%
	(Dollars in Millions)
DIRECTV U.S.	$9,742.0	$7,236.8	$2,505.2	34.6%
DIRECTV Latin America	817.2	882.3	(65.1)	(7.4)%
Network Systems	2,877.6	1,374.4	1,503.2	NM
Eliminations and Other	42.6	16.2	26.4	NM

Total Operating Costs and Expenses	$13,479.4	$9,509.7	$3,969.7	41.7%

        The increase in our total operating costs and expenses in 2004 was primarily due to the $2,505.2 million increase at the DIRECTV U.S. segment primarily related to higher costs associated with the larger subscriber base and the $1,656.7 million in asset impairment charges related to SPACEWAY and the SkyTerra transactions at the Network Systems segment.

        Interest Income and Expense.    Interest income increased to $50.6 million in 2004 compared to $28.4 million in 2003. Interest expense decreased to $131.9 million in 2004 from $156.3 million in 2003. The increase in interest income is due to an increase in average cash balances and the $11.2 million in interest income received as part of the judgment against Pegasus. The decrease in interest expense resulted primarily from lower interest on DIRECTV U.S.' credit facilities resulting from a reduced interest rate and lower outstanding borrowings. Interest expense is net of capitalized interest of $101.2 million in 2004 and $120.0 million in 2003.

        Reorganization Expense.    Reorganization income was $43.0 million in 2004 compared to reorganization expense of $212.3 million in 2003. The reorganization income in 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the DLA LLC Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to such reorganization. Reorganization expense of $212.3 million in 2003 includes the costs incurred to file the bankruptcy petition, ongoing related legal and consulting costs, costs related to settlement agreements reached with creditors, the write-off of intangible assets and other charges related to the reorganization. Also included in reorganization expense are accruals for any claims allowed in the Chapter 11 proceeding. See Note 18 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for further information.

        Other, Net.    Other, net increased by $397.6 million during 2004. The significant components of "Other, net" were as follows:

	2004	2003	Change
	(Dollars in Millions)
Net gain from sale of investments	$396.5	$7.5	$389.0
Equity losses from unconsolidated affiliates	(0.2)	(81.5)	81.3
Net unrealized gain on investments	—	79.4	(79.4)
Other	1.3	(5.4)	6.7

Total	$397.6	$—	$397.6

        During 2004, we sold various equity investments for $510.5 million in cash, which resulted in us recording a pre-tax gain of $396.5 million.

        For 2003, equity losses from unconsolidated affiliates is primarily comprised of losses at the DTVLA LOCs.

        Net unrealized gain on investments for 2003 includes a $79.6 million gain resulting from an increase in the fair value of an investment in a convertible note.

        Income Tax Benefit.    We recognized an income tax benefit of $690.6 million in 2004 compared to an income tax benefit of $104.3 million in 2003. The higher income tax benefit for 2004 was primarily due to higher pre-tax losses in the current year, utilization of prior year foreign tax losses for which no tax benefit had previously been recognized and a decrease in foreign withholding taxes.

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

        The $32.0 million decrease in income from discontinued operations, net of taxes, is primarily related to the completion of the sale of our approximately 80.4% interest in PanAmSat in August 2004. In addition, PanAmSat recorded a one-time expense related to employee benefits in 2004 resulting from the PanAmSat transaction.

        The $633.1 million loss on sale of discontinued operations, net of taxes, in 2004 relates to the $723.7 million loss on the sale of our approximately 80.4% interest in PanAmSat, partially offset by the $90.7 million gain on HNS' sale of its approximately 55% interest in HSS. The $4.7 million loss for 2003 relates primarily to the settlement reached with Boeing of a purchase price adjustment arising out of the 2000 sale of our satellite systems manufacturing businesses. We discuss discontinued operations more fully above in "Strategic Developments."

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

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2004	2003	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$9,763.9	$7,695.6	$2,068.3	26.9%
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below:
Broadcast programming and other costs of sale	4,010.5	3,229.8	780.7	24.2%
Subscriber service expenses	740.2	623.5	116.7	18.7%
Subscriber acquisition costs:
Third party customer acquisitions	1,960.8	1,388.4	572.4	41.2%
Direct customer acquisitions	684.1	395.1	289.0	73.1%
Upgrade and retention costs	993.2	404.4	588.8	145.6%
Broadcast operations expenses	129.7	133.4	(3.7)	(2.8)%
General and administrative expenses	662.3	565.2	97.1	17.2%
Depreciation and amortization expense	561.2	497.0	64.2	12.9%

Total Operating Costs and Expenses	9,742.0	7,236.8	2,505.2	34.6%

Operating Profit	$21.9	$458.8	$(436.9)	(95.2)%

Other Data:
Operating Profit Before Depreciation & Amortization	$583.1	$955.8	$(372.7)	(39.0)%
Total number of subscribers (000's)	13,940	12,212	1,728	14.2%
ARPU	$66.95	$63.92	$3.03	4.7%
Average monthly subscriber churn%	1.59%	1.55%	—	2.6%
Average subscriber acquisition costs — per subscriber (SAC)	$643	$593	$50	8.4%

        Subscribers.    DIRECTV U.S. had approximately 13.9 million subscribers at December 31, 2004, which included approximately 1.4 million subscribers in the former NRTC and Pegasus territories that DIRECTV U.S. purchased in the second half of 2004. At December 31, 2003, DIRECTV U.S. had approximately 12.2 million subscribers, which included 10.7 million owned and operated subscribers and 1.5 million subscribers in the former NRTC and Pegasus territories. In 2004, excluding the subscribers from the former NRTC and Pegasus territories, DIRECTV U.S. added 4.0 million gross new owned and operated subscribers, an increase of 34% over the prior year, due to a higher number of subscribers acquired in local channel markets, more attractive consumer promotions, and an improved and more diverse distribution network. After accounting for churn, DIRECTV U.S. added 1.8 million net new owned and operated subscribers, or 1.7 million total subscribers including the former NRTC members and affiliates and Pegasus during 2004.

        DIRECTV U.S.' average monthly subscriber churn increased to 1.59% for the year ended December 31, 2004 compared to average monthly subscriber churn of 1.55% for the year ended December 31, 2003 primarily due to a more competitive marketplace and higher involuntary churn mostly related to the substantial increase in gross subscriber acquisitions over the past year.

        Revenues.    The $2,068.3 million increase in revenues to $9,763.9 million resulted from DIRECTV U.S.' new subscribers added in 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 4.7% increase in ARPU to

$66.95 resulted primarily from price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels. Excluding the dilutive effect from the consolidation of the former NRTC and Pegasus subscribers primarily due to the lower ARPU received from these subscribers, ARPU would have increased approximately 6%.

        Total Operating Costs and Expenses.    The $2,505.2 million increase in total operating costs and expenses to $9,742.0 million resulted primarily from higher costs for programming, subscriber acquisitions and subscriber upgrade and retention initiatives.

        DIRECTV U.S.' higher broadcast programming and other costs of sale resulted mostly from the increased number of subscribers and annual program supplier rate increases.

        Higher gross subscriber additions during the year ended December 31, 2004 and the increase in SAC per subscriber primarily drove the $861.4 million increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 2.1 set-top receivers per new subscriber during 2003 to about 2.5 during 2004, an increase in the number of subscribers purchasing DVRs and the change in DIRECTV U.S.' method of accounting for subscriber acquisition, upgrade and retention costs. These increases were partially offset by a decrease in the costs of set-top receivers and lower marketing costs per subscriber due to the effect of the higher gross subscriber additions.

        Increased volume under DIRECTV U.S.' DVR, HD, local channel upgrade and movers programs as well as an increased number of subscribers provided with multiple set-top receivers under other upgrade and retention programs drove most of the $588.8 million increase in upgrade and retention costs. Under these programs, DIRECTV U.S. provides DVRs or additional equipment, plus installation, to existing subscribers at significantly reduced prices or for free. Also contributing to the change was approximately $59.8 million of higher costs in 2004 compared to 2003 due to the change in the method of accounting for subscriber acquisition, upgrade and retention costs effective January 1, 2004.

        DIRECTV U.S.' higher subscriber service expenses of $116.7 million resulted primarily from increased costs due to DIRECTV U.S.' larger subscriber base and higher costs associated with the opening of two new customer call centers in 2004. General and administrative expenses increased $97.1 million compared to the year ended December 31, 2003 due mostly to higher bad debt expense resulting from increased activity associated with a larger subscriber base, higher professional service fees and higher employee compensation costs related to stock options and restricted stock units.

        The decrease in operating profit before depreciation and amortization of $372.7 million was primarily due to higher subscriber acquisition costs and upgrade and retention costs, partially offset by an increase in gross margin on the higher revenues discussed above. The decrease in operating profit of $436.9 million was due to lower operating profit before depreciation and amortization, and the $64.2 million increase in depreciation and amortization expense due to additional amortization expense in 2004 due to the intangible assets DIRECTV U.S. recorded as part of the NRTC and Pegasus transactions, partially offset by a decrease of $56.4 million due to certain fixed assets being fully depreciated since 2003.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2004	2003	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$675.2	$597.7	$77.5	13.0%
Operating Profit (Loss) Before Depreciation & Amortization	45.9	(85.3)	131.2	NM
Operating Loss	(142.0)	(284.6)	142.6	(50.1)%
Total number of subscribers (000's)	1,646	1,499	147	9.8%
Net subscriber additions (losses) (000's)	57	(83)	140	NM
ARPU	$35.80	$33.00	$2.80	8.5%

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

        The improvement in operating profit (loss) before depreciation and amortization and operating loss was primarily due to lower programming costs as a result of the renegotiation of certain contracts in connection with the bankruptcy, partially offset by the $45.0 million charge related to asset write-downs, severance and other costs related to the ongoing shut-down of DTVLA's Mexico operations as part of the Sky Transactions.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

			Change
	2004	2003	$	%
	(Dollars in Millions)
Revenues	$1,099.1	$1,271.0	$(171.9)	(13.5)%
Operating Loss Before Depreciation & Amortization	(1,682.9)	(32.6)	(1,650.3)	NM
Operating Loss	(1,778.5)	(103.4)	(1,675.1)	NM

        The decrease in revenues resulted primarily from lower sales of DIRECTV set-top receivers as a result of the sale of the set-top receiver manufacturing operations to Thomson in June 2004. As we expect to have significant continuing cash flows with the set-top receiver manufacturing operations resulting from the five year supply agreement, the financial results of the set-top receiver manufacturing operations prior to June 2004 are reported in continuing operations, and not as discontinued operations. See Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more information related to the set-top receiver manufacturing operations.

        The increase in operating loss before depreciation and amortization and operating loss in 2004 compared with 2003 is primarily due to the $1,466.1 million and the $190.6 million in asset impairment charges related to SPACEWAY and the SkyTerra transaction, respectively, as well as the $25.6 million in severance charges associated with the sale of the set-top box receiver manufacturing operations and substantially all of the remaining assets of HNS, discussed above in "Strategic Developments."

Eliminations and Other

        The elimination of revenues decreased to $178.2 million in 2004 from $192.1 million in 2003. The decrease was primarily due to the sale of the set-top receiver manufacturing operations in June 2004.

        Operating loss from Eliminations and Other increased to $220.8 million in 2004 from $208.3 million in 2003. The increase resulted from a $27.3 million increase in stock-based compensation in 2004 and $113.0 million of retention, severance and related costs under our pension benefit plans in 2004, partially offset by the one-time charge of approximately $132 million in 2003 related to the completion of the News Corporation transactions.

LIQUIDITY AND CAPITAL RESOURCES

        In 2005, our cash and cash equivalents balance increased $1,393.9 million to $3,701.3 million and our short-term investments balance increased $160.6 million to $683.2 million. These increases resulted primarily from $997.8 million of net proceeds from the refinancing transactions during the second quarter of 2005, $1,171.9 million of cash flows from operating activities, $246.0 million in cash proceeds from the SkyTerra transaction, and $113.1 million of proceeds from the sale of investments, partially offset by cash paid for satellites, property and equipment of $888.7 million.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 2.16 at December 31, 2005 and 1.77 at December 31, 2004. Working capital increased by $1,191.7 million to $3,268.3 million at December 31, 2005 from working capital of $2,076.6 million at December 31, 2004. The change was principally due to the increase in cash and short-term investments discussed above and increases in accounts receivable and inventories, partially offset by an increase in accounts payable and accrued liabilities.

        As of December 31, 2005, DIRECTV U.S. has the ability to borrow up to $500 million under its existing credit facility. The DIRECTV U.S. credit facility is available until 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        In 2005, we generated $448.6 million of positive cash flow (defined as net cash provided by operating activities less net cash used in investing activities). During 2006, including an expected net cash requirement of $204.0 million related to the Sky Transactions, we expect an increase in cash flow from 2005 due to an increase in operating profit, partially offset by higher sports programming contract payments and slightly higher capital expenditures at DIRECTV U.S. for satellites and broadcast equipment to support the launch of new local and HD channels, and to replace and backup existing satellites.

        On February 7, 2006, our Board of Directors authorized a share repurchase program. Under the repurchase program, we are authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. We implemented the repurchase program on February 10, 2006. There is no fixed termination date for the repurchase program and purchases may be made in the open market, through block trades and other negotiated transactions. This program may be suspended, discontinued or accelerated at any time. Through March 7, 2006, we have repurchased approximately 110.3 million shares for $1.7 billion, at an average price of $15.50 per share, which includes 100 million shares of our common stock purchased from General Motors employee pension and benefit trusts.

        We expect to fund our operations and the balance of the share repurchase program from a combination of existing cash balances, cash provided from operations and amounts available under DIRECTV U.S.' existing credit facility. We believe the financing transactions completed in 2005, as described in Note 9 of the Notes to the Consolidated Financial Statements in Item 8, Part II, provide liquidity to fund our operations and commitments for the foreseeable future. However, several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations, Off-Balance Sheet Arrangements and Contingencies" below.

        In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our Term Loans.

Notes Payable and Credit Facilities

        At December 31, 2005, we had $3,415.0 million in total outstanding borrowings, bearing a weighted average interest rate of approximately 6.7%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a credit facility as more fully described in Note 9 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

        Our short-term borrowings, notes payable, credit facility and other borrowings mature as follows: $9.4 million in 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009; $297.5 million in 2010; and $2,949.7 million thereafter. However, these amounts do not reflect potential prepayments that may be required under our senior secured credit facility. We were not required to make a prepayment for the years ended December 31, 2005 and 2004. However, we made a prepayment of $201.0 million on April 15, 2004 for the year ended December 31, 2003.

Dividend Policy and Stockholders' Equity

        Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. Except for the $275 million special cash dividend paid to GM in connection with the split-off in 2003, our Board of Directors has not declared dividends on our common stock for more than five years. We have no current plans to pay any dividends on our common stock. We currently expect to retain our future earnings, if any, for the development of our business or other corporate purposes.

        We are a publicly-traded company with our common stock listed as "DTV" on the NYSE. As part of the News Corporation transactions completed on December 22, 2003, our certificate of incorporation was amended to provide for the following capital stock: common stock, par value $0.01 per share, 3,000,000,000 shares authorized; Class B common stock, par value $0.01 per share, 275,000,000 shares authorized; excess stock, par value $0.01 per share, 800,000,000 shares authorized; and preferred stock, par value $0.01 per share, 9,000,000 shares authorized. As of December 31, 2005, there were no outstanding shares of the Class B common stock, excess stock or preferred stock. Repurchased shares will cease to be issued and outstanding but remain authorized for registration and issuance in the future.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

        The following table sets forth our contractual obligations as of December 31, 2005, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Item 8 referenced in the table.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-Term Debt Obligations (Note 9)(a)	$5,105.1	$237.6	$511.8	$831.7	$3,524.0
Purchase Obligations (Note 21)(b)	5,307.2	1,118.4	1,947.3	1,776.5	465.0
Operating Lease Obligations (Note 21)(c)	610.9	90.4	171.9	137.5	211.1
Capital Lease Obligations	90.0	36.0	54.0	—	—
Other Long-Term Liabilities Reflected on the Consolidated Balance Sheets under GAAP (Note 3)(d)	424.0	66.9	146.3	163.2	47.6

Total	$11,537.2	$1,549.3	$2,831.3	$2,908.9	$4,247.7

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2005 however the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any.

(b)
Purchase obligations consist of broadcast programming commitments, satellite construction contracts, service contract commitments and remaining payments related to the Sky Transactions. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Satellite construction contracts typically exclude the cost to insure and launch satellites. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as customer call center operations, billing services and telemetry, tracking and control services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

(c)
Certain of the operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

(d)
Other long-term liabilities consist of amounts DIRECTV U.S. owes to the NRTC for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions discussed above.

Off-Balance Sheet Arrangements

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $16.2 million, which were undrawn at December 31, 2005.

Contingencies

        For a discussion of contingencies, see Note 21 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Note 17 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect amounts reported. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported for future periods may be affected by changes in those estimates. The following represents what we believe are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

        Multi-Year Programming Contracts for Live Sporting Events.    We charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments, such as DIRECTV U.S.' agreement with the NFL, to expense based on the ratio of each period's contract revenues to the estimated total contract revenues to be earned over the contract period. Management evaluates estimated total contract revenues at least annually.

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

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our determination of whether, and the extent to which, additional tax payments are probable and estimable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. For a discussion of current tax matters, see Note 10 and Note 21 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

        Contingent Matters.    Determining when, or if, an accrual should be recorded for a contingent matter, including but not limited to legal and tax issues, and the amount of such accrual, if any, requires a significant amount of management judgment and estimation. We develop our judgment and estimates in consultation with outside counsel based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, we could record a charge in a future period that would be material to our consolidated results of operations and financial position.

        Valuation of Long-Lived Assets.    We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, and other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

        Recognition of Rebate Related to Long-Term Purchase Agreement.    As part of our sale of HNS' set-top receiver manufacturing operations to Thomson in June 2004, DIRECTV U.S. entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. As part of this agreement, as amended, DIRECTV U.S. can earn a $57.0 million rebate from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers equal at least $4 billion over the initial five year contract term plus an additional one year optional extension period, or the Contract Term. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $57.0 million rebate during the initial contract period. DIRECTV U.S. bases its probability assessment for meeting the minimum purchase requirement on its current and future business projections, including its belief that existing and new subscribers will likely acquire new set-top receivers due to certain technological advances. Any negative trends in the purchase of set-top receivers for existing and new subscribers may materially impact its ability to earn the rebate. On a quarterly basis, DIRECTV U.S. will continue to assess whether the rebate is probable over the Contract Term. If DIRECTV U.S. subsequently determines that it is no longer probable that it will earn the rebate, DIRECTV U.S. would be required to reverse the amount of the credit recognized to date as a charge to the Consolidated Statements of

Operations at the time such determination is made. See Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further discussion.

ACCOUNTING CHANGE

        Subscriber Acquisition, Upgrade and Retention Costs.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. We continue to capitalize costs under our subscriber lease programs. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance of $503.9 million as a cumulative effect of accounting change. The amount of the cumulative effect was $310.5 million, net of taxes. The following table presents our results on a pro forma basis as if we had retroactively applied this new method:

	2005	2004	2003
	(Dollars in Millions, Except Per Share and Per Subscriber Amounts)
Pro Forma:
Total operating costs and expenses	$12,531.9	$13,479.4	$9,599.0
Operating Profit (Loss)	632.6	(2,119.4)	(226.8)
Net income (loss)	335.9	(1,638.7)	(416.8)
Basic and diluted net income (loss) per common share	0.24	(1.18)	(0.30)
Other Data:
Operating Profit (Loss)	$632.6	$(2,119.4)	$(226.8)
Add: Depreciation and amortization expense	853.2	838.0	754.9

Operating Profit (Loss) before depreciation and amortization	$1,485.8	$(1,281.4)	$528.1

Average subscriber acquisition costs—per subscriber (SAC)	$642	$643	$604

        For addition information regarding "Accounting Changes" and "New Accounting Standards," see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

SECURITY RATINGS

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due. Ratings in the Ba range for Moody's Investor Services, or Moody's, and the BB range for Standard & Poor's Ratings Services, or S&P, generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. Ratings in the B range generally indicate that the obligor currently has financial capacity to meet its financial commitments but there is limited assurance over any long period of time that interest and principal payments will be made or that other terms will be maintained. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

The Company

        Effective January 24, 2005, Moody's no longer provides a security rating for us, consistent with its normal practice of providing a rating for only the primary debt issuer. Accordingly, Moody's provides security ratings only for DIRECTV U.S., as described below.

        On February 2, 2005, Standard and Poor's Rating Services, or S&P, affirmed our long-term corporate rating of BB and revised the outlook to stable, citing potential share repurchase activity while discretionary cash flow was negative. In connection with the refinancing at DIRECTV U.S., S&P affirmed our corporate rating at BB, with a stable outlook.

DIRECTV U.S.

        On April 4, 2005, in connection with our April 2005 refinancing transactions, Moody's assigned a Ba1 rating to DIRECTV U.S.' senior secured credit facility. In addition, it affirmed DIRECTV U.S.' Ba2 senior implied and Ba2 senior unsecured ratings. On June 8, 2005, Moody's assigned a Ba2 rating to DIRECTV U.S.' 6.375% senior notes discussed in Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. The ratings remain on stable outlook.

        On April 5, 2005, in connection with our April 2005 refinancing transactions, S&P assigned a BB rating to DIRECTV U.S.' senior secured credit facility and affirmed DIRECTV U.S.' BB corporate and BB- senior unsecured ratings. On June 8, 2005, S&P assigned a BB- rating to DIRECTV U.S.' 6.375% senior notes and affirmed its corporate, senior secured and unsecured ratings. All ratings remain on stable outlook.

***

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, you should not consider the forward-looking statements as our projections of future events or losses.

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

Foreign Currency Risk

        We generally conduct our business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of December 31, 2005, we had no significant foreign currency exchange contracts outstanding. The impact of a hypothetical 10% adverse change in exchange rates on the fair values of foreign currency denominated assets and liabilities would be a loss of $15.3 million, net of taxes, at December 31, 2005.

Interest Rate Risk

        We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $3,411.9 million at December 31, 2005, excluding unamortized bond premium, which consisted primarily of DIRECTV's fixed rate borrowings of $1,910.0 million and variable rate borrowings of $1,500.0 million. As of December 31, 2005, a hypothetical one percentage point increase in interest rates related to our outstanding variable rate debt would have increased our annual interest expense by approximately $15 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The DIRECTV Group, Inc.
El Segundo, California

        We have audited the accompanying consolidated balance sheets of The DIRECTV Group, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The DIRECTV Group, Inc. at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2004, The DIRECTV Group, Inc. changed its method of accounting for subscriber acquisition, upgrade and retention costs, effective for the year ended December 31, 2005, The DIRECTV Group, Inc. changed the presentation of its consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing, and financing activities of discontinued operations and retroactively revised the statements of cash flows for the years ended December 31, 2004 and 2003 for the change.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP DELOITTE & TOUCHE LLP

Los Angeles, California
March 6, 2006

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$13,164.5	$11,360.0	$9,372.2
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Broadcast programming and other costs of sale	5,485.3	4,996.5	4,510.5
Subscriber service expenses	981.9	779.9	656.5
Subscriber acquisition costs:
Third party customer acquisitions	2,053.9	2,009.8	1,439.6
Direct customer acquisitions	697.7	694.0	395.4
Upgrade and retention costs	1,117.0	1,002.4	412.0
Broadcast operations expenses	254.1	196.7	197.3
General and administrative expenses	1,133.9	1,268.9	1,143.5
(Gain) loss from asset sales and impairment charges, net	(45.1)	1,693.2	—
Depreciation and amortization	853.2	838.0	754.9

Total Operating Costs and Expenses	12,531.9	13,479.4	9,509.7

Operating Profit (Loss)	632.6	(2,119.4)	(137.5)
Interest income	150.3	50.6	28.4
Interest expense	(237.6)	(131.9)	(156.3)
Reorganization income (expense)	—	43.0	(212.3)
Other, net	(65.0)	397.6	—

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	480.3	(1,760.1)	(477.7)
Income tax (expense) benefit	(173.2)	690.6	104.3
Minority interests in net (earnings) losses of subsidiaries	(2.5)	13.1	(1.9)

Income (loss) from continuing operations before cumulative effect of accounting changes	304.6	(1,056.4)	(375.3)
Income (loss) from discontinued operations, net of taxes	31.3	(582.3)	78.1

Income (loss) before cumulative effect of accounting changes	335.9	(1,638.7)	(297.2)
Cumulative effect of accounting changes, net of taxes	—	(310.5)	(64.6)

Net Income (Loss)	$335.9	$(1,949.2)	$(361.8)

Basic and Diluted Income (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$0.22	$(0.77)	$(0.27)
Income (loss) from discontinued operations, net of taxes	0.02	(0.42)	0.06
Cumulative effect of accounting changes, net of taxes	—	(0.22)	(0.05)

Net Income (Loss)	$0.24	$(1.41)	$(0.26)

Weighted average number of common shares outstanding (in millions):
Basic	1,388.4	1,384.8	1,382.5
Diluted	1,394.8	1,384.8	1,382.5

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in Millions, Except Share Data)
ASSETS
Current Assets
Cash and cash equivalents	$3,701.3	$2,307.4
Short-term investments	683.2	522.6
Accounts and notes receivable, net of allowances of $114.9 and $121.7	1,033.2	918.6
Inventories	283.1	124.4
Deferred income taxes	163.3	177.7
Prepaid expenses and other	232.3	199.3
Assets of business held for sale	—	521.1

Total Current Assets	6,096.4	4,771.1
Satellites, net	1,875.5	1,560.4
Property and Equipment, net	1,199.2	1,135.1
Goodwill	3,045.3	3,044.1
Intangible Assets, net	1,878.0	2,227.1
Deferred Income Taxes	492.4	662.5
Investments and Other Assets	1,043.4	924.1

Total Assets	$15,630.2	$14,324.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,607.0	$1,290.9
Accrued liabilities and other	934.8	881.7
Unearned subscriber revenues and deferred credits	276.6	261.5
Short-term borrowings and current portion of long-term debt	9.7	19.8
Liabilities of business held for sale	—	240.6

Total Current Liabilities	2,828.1	2,694.5
Long-Term Debt	3,405.3	2,409.5
Other Liabilities and Deferred Credits	1,407.6	1,665.4
Commitments and Contingencies
Minority Interests	49.2	47.9
Stockholders' Equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized, 1,391,031,989 shares and 1,385,814,459 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	10,956.2	10,869.9
Retained earnings (deficit)	(3,002.2)	(3,338.1)
Accumulated Other Comprehensive Loss	(14.0)	(24.7)

Total Stockholders' Equity	7,940.0	7,507.1

Total Liabilities and Stockholders' Equity	$15,630.2	$14,324.4

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Shares	Common Stock and Additional Paid-In Capital	Preferred Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Income (Loss)
	(Dollars in Millions, Except Share Data)
Balance at January 1, 2003	200	$10,151.8	$914.1	$(1,027.1)	$(61.7)	$9,977.1
Net Loss				(361.8)		(361.8)	$(361.8)
Conversion of Series B Convertible Preferred Stock into Class B common stock and common stock split	1,481,891,553	914.1	(914.1)
Adjustment to GM stock holdings in connection with the News Corporation transactions	(98,301,304)
Special cash dividend paid to General Motors		(275.0)				(275.0)
Tax benefit to General Motors		(25.1)				(25.1)
Stock options exercised	59,002	17.7				17.7
Other		34.0				34.0
Minimum pension liability adjustment					(16.5)	(16.5)	(16.5)
Foreign currency translation adjustments					6.0	6.0	6.0
Unrealized gains on securities:
Unrealized holding gains					275.3	275.3	275.3
Less: reclassification adjustment for net gains recognized during the year					(0.6)	(0.6)	(0.6)

Comprehensive loss							$(97.6)

Balance at December 31, 2003	1,383,649,451	10,817.5	—	(1,388.9)	202.5	9,631.1
Net Loss				(1,949.2)		(1,949.2)	$(1,949.2)
Stock options exercised	2,139,782	23.0				23.0
Stock-based compensation expense		57.1				57.1
DIRECTV Latin America reorganization		(31.5)				(31.5)
Other	25,226	3.8				3.8
Minimum pension liability adjustment					7.4	7.4	7.4
Foreign currency translation adjustments					14.8	14.8	14.8
Unrealized gains (losses) on securities:
Unrealized holding losses					(5.6)	(5.6)	(5.6)
Less: reclassification adjustment for net gains recognized during the year					(243.8)	(243.8)	(243.8)

Comprehensive loss							$(2,176.4)

Balance at December 31, 2004	1,385,814,459	10,869.9	—	(3,338.1)	(24.7)	7,507.1
Net Income				335.9		335.9	$335.9
Stock options exercised and vesting of restricted stock units issued	5,217,530	45.2				45.2
Stock-based compensation expense		40.6				40.6
Other		0.5				0.5
Minimum pension liability adjustment					7.0	7.0	7.0
Foreign currency translation adjustments					2.6	2.6	2.6
Unrealized gains (losses) on securities:
Unrealized holding gains					0.7	0.7	0.7
Less: reclassification adjustment for net losses recognized during the year					0.4	0.4	0.4

Comprehensive income							$346.6

Balance at December 31, 2005	1,391,031,989	$10,956.2	$—	$(3,002.2)	$(14.0)	$7,940.0

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Income (Loss)	$335.9	$(1,949.2)	$(361.8)
Cumulative effect of accounting changes, net of taxes	—	310.5	64.6
Income (loss) from discontinued operations, net of taxes	(31.3)	582.3	(78.1)

Income (loss) from continuing operations before cumulative effect of accounting changes	304.6	(1,056.4)	(375.3)
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of accounting changes to net cash provided by operating activities:
Depreciation and amortization	853.2	838.0	754.9
(Gain) loss from asset sales and impairment charges, net	(45.1)	1,693.2	—
Equity (earnings) losses from unconsolidated affiliates	(0.7)	0.2	81.5
Net (gain) loss from sale of investments	0.6	(396.5)	(7.5)
Net unrealized gain on investments	—	—	(79.4)
Loss on disposal of fixed assets	2.5	24.9	10.4
Stock-based compensation expense	40.6	57.1	10.5
Write-off of debt issuance costs	19.0	—	—
Deferred income taxes and other	188.1	(850.4)	(61.1)
Accounts receivable credited against Pegasus purchase price	—	(220.2)	—
Change in other operating assets and liabilities
Accounts and notes receivable	(129.5)	18.8	(103.4)
Inventories	(158.7)	23.2	(40.4)
Prepaid expenses and other	(34.7)	(20.8)	55.4
Accounts payable	281.3	(46.7)	339.7
Accrued liabilities	30.8	(101.7)	203.4
Unearned subscriber revenue and deferred credits	15.1	60.7	(2.3)
Other, net	(195.2)	205.2	0.8

Net Cash Provided by Operating Activities	1,171.9	228.6	787.2

Cash Flows from Investing Activities
Purchase of short-term investments	(4,672.7)	(4,255.3)	(2,475.1)
Sale of short-term investments	4,512.1	4,077.5	2,130.3
Investment in companies, net of cash acquired	(1.1)	(388.5)	(11.8)
Cash paid for acquired assets	(3.3)	(965.8)	—
Cash paid for property and equipment	(489.2)	(476.4)	(410.6)
Cash paid for satellites	(399.5)	(546.7)	(336.8)
Proceeds from sale of investments	113.1	510.5	29.8
Proceeds from sale of businesses	246.0	2,918.4	—
Other, net	(28.7)	13.1	(10.5)

Net Cash Provided by (Used in) Investing Activities	(723.3)	886.8	(1,084.7)

Cash Flows from Financing Activities
Net decrease in short-term borrowings	(2.5)	(6.2)	(515.3)
Long-term debt borrowings	3,003.3	1.2	2,627.3
Repayment of long-term debt	(2,005.5)	(214.8)	(18.8)
Debt issuance costs	(4.7)	(2.4)	(68.8)
Repayment of other long-term obligations	(90.5)	(43.5)	—
Stock options exercised	45.2	23.0	17.7
Special cash dividend paid to General Motors	—	—	(275.0)

Net Cash Provided by (Used in) Financing Activities	945.3	(242.7)	1,767.1

Net cash and cash equivalents provided by continuing operations	1,393.9	872.7	1,469.6

Cash Flows from Discontinued Operations (Revised)
Net Cash Provided by Operating Activities	—	276.1	404.3
Net Cash Provided by Investing Activities	—	62.5	21.5
Net Cash Used in Financing Activities	—	(338.6)	(855.3)

Net cash and cash equivalents used in discontinued operations	—	—	(429.5)

Net increase in cash and cash equivalents	1,393.9	872.7	1,040.1
Cash and cash equivalents at beginning of the year	2,307.4	1,434.7	394.6

Cash and cash equivalents at end of the year	$3,701.3	$2,307.4	$1,434.7

Supplemental Cash Flow Information
Cash paid for interest	$239.5	$128.5	$174.1
Cash refunded (paid) for income taxes	13.2	(49.2)	29.2

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

        We are a leading provider of digital television entertainment in the United States and Latin America. On March 16, 2004, we changed our corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. Our two continuing business segments, DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location, are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers. Through April 22, 2005 we also operated the Network Systems segment, which was a provider of satellite-based private business networks and consumer broadband Internet access. Subsequent to the April 22, 2005 sale of a 50% interest in the HNS Business to SkyTerra Communications, Inc., or SkyTerra, we accounted for our investment in HNS under the equity method of accounting. "Assets of business held for sale" and "Liabilities of businesss held for sale" in the Consolidated Balance Sheets as of December 31, 2004 include substantially all of the then remaining assets and liabilities of HNS. Please refer to Note 3 for more information regarding the sales of HNS' businesses and assets.

  •
  DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, referred to as DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States.

  •
  DIRECTV Latin America.    DIRECTV Latin America, or DTVLA, which is comprised of a group of companies that primarily includes our approximately 86% owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, and its consolidated local operating companies, or LOCs, is a leading provider of DTH digital television services throughout Latin America. On October 8, 2004, we entered into a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International, Inc., or Liberty, which we refer to as the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. See Note 3 for more information related to these transactions.

Discontinued Operations

        During 2004, we completed the sale of our approximately 80.4% interest in PanAmSat Corporation, or PanAmSat, and a 55% interest in Hughes Software Systems, or HSS. Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat, which formerly comprised the Satellite Services segment, and HSS, which was a component of the Network Systems segment, have been excluded from our results from continuing operations for all periods presented herein. Consequently, the financial results of PanAmSat and HSS are presented in our Consolidated Statements of Operations in a single line item entitled "Income (loss) from discontinued operations, net of taxes." See Note 3 for additional information regarding these divestitures.

News Corporation Transactions

        On December 22, 2003, we, General Motors, or GM, and News Corporation completed a series of transactions that resulted in our split-off from GM and the simultaneous sale of GM's 19.8% interest in us to News Corporation. GM split us off by distributing our common stock to the holders of the GM Class H common stock in exchange for their GM Class H common shares on a one-for-one basis. Immediately after the split-off, News Corporation acquired an additional 14.2% of our outstanding common stock from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of our outstanding common stock. In addition, we paid to GM a special cash dividend of $275 million in connection with the transactions.

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

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

        We present our accompanying financial statements on a consolidated basis and include our accounts and those of our domestic and foreign subsidiaries that we control through equity ownership or for which we are deemed to be the primary beneficiary, after elimination of intercompany accounts and transactions. We allocate earnings and losses to minority interests only to the extent of a minority investor's investment in a subsidiary.

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

Revised Presentation of Cash Flows from Discontinued Operations

        We have revised our 2004 and 2003 consolidated statements of cash flows to separately disclose the operating, investing and financing portions of cash flows attributable to our discontinued operations. We had previously reported these amounts on a combined basis in a single line item.

Revenue Recognition

        We recognize revenue as services are rendered or products are shipped. We recognize DTH subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, our published programming guide, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenue and deferred credits" in the Consolidated Balance Sheets until earned.

Broadcast Programming and Other Costs of Sale

        We recognize the costs of television programming distribution rights when we distribute the related programming. We recognize the costs of television programming rights to distribute live sporting events for a season or tournament using the straight-line method over the course of the season or tournament. However, we recognize the costs for live sporting events with multi-year contracts and minimum guarantee payments based on the ratio of each period's revenues to the estimated total contract revenues to be earned over the contract period. We evaluate estimated total contract revenues at least annually.

        We defer advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal and recognize them as a reduction of "Broadcast programming and other costs of sale" in the Consolidated Statements of Operations on a straight-line basis over the related contract term. We record equity instruments at fair value based on quoted market prices or values determined by management, which may include independent third-party valuations. We also record the amortization of a provision for above-market programming contracts that we recorded in connection with the 1999 acquisition of certain premium subscription programming contracts from United States Satellite Broadcasting Company, Inc. as a reduction of programming costs. We determined the provision based upon an independent third-party appraisal and recorded the provision at its net present value, with interest expense recognized over the remaining term of the contract. We record the current and long-term portions of these deferred credits in the Consolidated Balance Sheets in "Unearned subscriber revenues and deferred credits" and "Other Liabilities and Deferred Credits" and amortize these deferred credits using the interest method over the related contract terms.

Subscriber Acquisition Costs

        Subscriber acquisition costs, or SAC, in the Consolidated Statements of Operations consist of costs we incur to acquire new DIRECTV subscribers through third parties and our direct customer acquisition program.

        Effective January 1, 2004, we changed our method of accounting for subscriber acquisition costs to expense subscriber acquisition costs as incurred as subscribers activate the DIRECTV service. Previously, we deferred a portion of subscriber acquisition costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized these costs to expense over the contract period. We continue to capitalize costs under our subscriber lease programs. See "Accounting Changes" below for further discussion of the change in accounting method.

        Third party customer acquisition costs represent direct costs we incur to acquire new DIRECTV subscribers through third parties, which include our national retailers as well as independent satellite television retailers, dealers, regional Bell operating companies and others. These costs also consist of third party commissions, print and television advertising and subsidies we incur for DIRECTV System equipment, if any. Although paid in advance, the retailer or dealer earns substantially all commissions paid for third party customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel DIRECTV® service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to third party customer acquisition costs.

        Direct customer acquisition costs consist primarily of hardware, installation, advertising, marketing and customer call center expenses we incur for new DIRECTV subscribers added through our direct customer acquisition program.

Upgrade and Retention Costs

        Upgrade and retention costs in the Consolidated Statements of Operations consist primarily of costs for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, DVR (digital video recorder), HD (high-definition), local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers.

        Effective January 1, 2004, we changed our method of accounting for upgrade and retention costs to expense the cost of installation and hardware under our loyalty programs. Previously, we deferred a portion of upgrade and retention costs equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized these costs to expense over the contract period. We continue to capitalize costs under our subscriber lease programs. See "Accounting Changes" below for further discussion of the change in accounting method.

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments we purchase with original maturities of three months or less.

Inventories

        We state inventories at the lower of cost or market principally using the average cost method. Inventories consist of finished goods for DIRECTV System equipment and DIRECTV System access cards.

Property, Satellites and Depreciation

        We carry property and satellites at cost, net of accumulated depreciation. The amount we capitalize for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance, incentive obligations and related capitalized interest. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

Goodwill and Intangible Assets

        Goodwill and intangible assets with indefinite lives are carried at historical cost and are subject to write-down, as needed, based upon an impairment analysis that we must perform at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment analysis in the fourth quarter of each year. If an impairment loss results from the annual impairment test, we would record the loss as a pre-tax charge to operating income.

        We amortize other intangible assets using the straight-line method over their estimated useful lives, which range from 4 to 15 years.

Valuation of Long-Lived Assets

        We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events or circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, or other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair values for the cost of disposal.

Foreign Currency

        The local currency of some of our foreign operations is their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. We record the resulting translation adjustment as part of accumulated other comprehensive income (loss), which we refer to as OCI, a separate component of stockholders' equity.

        We also have foreign operations where the U.S. dollar is the functional currency. We recognize gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar currently in the Consolidated Statements of Operations.

Investments and Financial Instruments

        We maintain investments in equity securities of unaffiliated companies. We carry non-marketable equity securities at cost. We consider marketable equity securities available-for-sale and they are carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of OCI. We continually review our investments to determine whether a decline in fair value below the cost basis is "other-than-temporary." We consider, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. If we judge the decline in fair value to be other-than-temporary, we write-down the cost basis of the security to fair value and recognize the amount in the Consolidated Statements of Operations as part of "Other, net" and record it as a reclassification adjustment from OCI.

        Short-term investments include investments in auction rate securities, which are considered available-for-sale and carried at fair value.

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

        The carrying value of cash and cash equivalents, short-term investments, accounts and notes receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument or debt approximated their fair values at December 31, 2005 and 2004.

Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Stock-Based Compensation

        We grant restricted stock units and common stock options to our employees. For grants and modifications of awards on or after January 1, 2003, we recognize compensation expense equal to the fair value of the stock-based award at grant over the course of its vesting period following Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," as amended. We accounted for stock options, restricted stock units and other stock-based awards granted prior to January 1, 2003 under the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." However, due to the completion of the News Corporation transactions on December 22, 2003, all awards were modified and therefore, all awards are now accounted for under the fair value based method.

        The following table presents the effect on loss from continuing operations before cumulative effect of accounting change of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and restricted stock units for the year ended December 31:

2003
(Dollars in Millions, Except Per Share Amounts)
Reported Income (loss) from continuing operations before cumulative effect of accounting changes	$(375.3)
Add: Stock compensation cost, net of taxes, included above	11.9
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(107.8)

Pro forma Income (loss) from continuing operations before cumulative effect of accounting changes	$(471.2)

Basic and diluted income (loss) from continuing operations before cumulative effect of accounting changes per common share:
Reported	$(0.27)
Pro forma	(0.34)

        The 2005 and 2004 stock compensation costs include the cost of options granted to our CEO to replace stock options that News Corporation, his former employer, cancelled and the cost associated with former employees of News Corporation who retained their News Corporation stock options and are now employed by us. The 2003 stock compensation cost includes a charge of $15.2 million, net of tax, resulting from the acceleration of vesting for 11.5 million stock options as a result of the completion of the News Corporation transactions.

Income Taxes

        We determine income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, we determine deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which we expect the differences to reverse. We must make certain estimates and judgments in determining income tax provisions, assessing the likelihood of recovering our deferred tax assets, and evaluating tax positions.

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

Advertising and Research and Development Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" and research and development costs in "General and administrative expenses" in the Consolidated Statements of Operations as incurred. Advertising expenses, net of payments received from programming content providers for marketing support, were $199.0 million in 2005, $170.1 million in 2004 and $199.0 million in 2003. Expenditures for research and development were $16.0 million in 2005, $49.0 million in 2004 and $54.6 million in 2003.

Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $100 each, to a large number of individual residential subscribers throughout the United States and Latin America. As applicable, we maintain allowances for anticipated losses.

Accounting Changes

        Subscriber Acquisition, Upgrade and Retention Costs.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. We continue to capitalize costs under our subscriber lease programs. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance of $503.9 million that was included in "Prepaid expenses and other" in the Consolidated Balance Sheets as of December 31, 2003 as a cumulative effect of accounting change. The amount of the cumulative effect was $310.5 million, net of taxes. Had the new method of accounting been applied during the year ended December 31, 2003, operating costs would have increased by $89.3 million.

        The following table sets forth our income (loss) from continuing operations before cumulative effect of accounting changes and net income (loss) on a pro forma basis as if the change in accounting for subscriber acquisition, upgrade and retention costs had been applied retroactively for the years ended December 31, 2004 and December 31, 2003:

	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Reported income (loss) from continuing operations before cumulative effect of accounting changes	$(1,056.4)	$(375.3)
Reported basic and diluted income (loss) per common share	(0.77)	(0.27)
Pro forma income (loss) from continuing operations	(1,056.4)	(430.3)
Pro forma basic and diluted income (loss) per common share	(0.77)	(0.31)
Reported net income (loss)	(1,949.2)	(361.8)
Reported basic and diluted income (loss) per common share	(1.41)	(0.26)
Pro forma net income (loss)	(1,638.7)	(416.8)
Pro forma basic and diluted income (loss) per common share	(1.18)	(0.30)

        Variable Interest Entities.    In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," or FIN 46. FIN 46 requires the consolidation of a variable interest entity, or VIE, where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. We applied this interpretation beginning on July 1, 2003 for entities created prior to February 1, 2003. We determined that the partially-owned LOCs providing DIRECTV programming services in Venezuela and Puerto Rico, of which we owned 19.5% and 40.0%, respectively, were VIEs. As a result, on July 1, 2003, we began consolidating the Venezuelan and Puerto Rican LOCs resulting in an increase in total assets of $55.1 million, which included $29.1 million of cash. The adoption of this interpretation resulted in us recording an after-tax charge in 2003 of $64.6 million to cumulative effect of accounting changes in the Consolidated Statements of Operations.

        Prior to July 1, 2003, we accounted for our investments in the Venezuelan and Puerto Rican LOCs under the equity method of accounting. As a result of the transactions completed upon DLA LLC's emergence from bankruptcy in 2004, the Venezuelan and Puerto Rican LOC's are now wholly-owned consolidated subsidiaries of DLA LLC.

        Stock-Based Compensation.    As discussed above, beginning on January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123." Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period. We elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the Consolidated Statements of Operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003.

        Other.    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," or SFAS No. 153. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a significant impact on our consolidated results of operations or financial position.

New Accounting Standards

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," or SFAS No. 154. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe SFAS No. 154 will have a material effect on our consolidated results of operations or financial position on the date of adoption.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

Note 3: Acquisitions, Divestitures and Other Transactions

Acquisitions

  Sky Transactions

        On October 8, 2004, we entered into a series of transactions with News Corporation, Televisa, Globo and Liberty that provide for the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. Total cash consideration for the equity interests in the Sky Latin America platforms is approximately $602 million, of which we paid $398 million in October 2004. The remainder is subject to adjustment and will be paid at the completion of the transactions. These transactions are discussed in more detail as follows.

        In Brazil, DIRECTV Brasil and Sky Brasil have agreed to merge, with our DIRECTV Brasil subscribers migrating to the Sky Brasil platform. In addition, we intend to acquire the interests of News Corporation and Liberty in Sky Brasil upon completion, acquiring in excess of 70% of the merged platform. The transactions in Brazil are subject to local regulatory approval, which we expect to receive mid-year 2006. If we do not obtain required regulatory approvals, we may consider selling or shutting down DIRECTV Brasil with the expectation that following such an alternative transaction, we would be able to obtain regulatory approval to purchase the interests of News Corporation and Liberty in Sky Brasil. We expect to pay $385 million, as adjusted, for the acquisition of the News Corporation and Liberty interest in Sky Brasil, of which $368 million was prepaid on October 8, 2004. The prepayment, which is included in "Investments and Other Assets" in our Consolidated Balance Sheets as of December 31, 2005, must be refunded should the transactions be terminated due to the inability to obtain local regulatory approval. The remaining consideration will be paid at the close of the transaction. We will consolidate the operations of Sky Brasil and have agreed to guarantee all of Sky Brasil's approximately $210 million of outstanding bank debt as well as all of their long-term transponder obligations upon receipt of local regulatory approval.

        DTVLA's local operating company in Mexico, DIRECTV Mexico, has sold its subscriber list to Sky Mexico in exchange for a note receivable and, after completing the transfer of its subscribers to Sky Mexico ceased providing services during 2005. As a result of the completion of the migration of the DIRECTV Mexico subscribers to Sky Mexico, we recognized a gain based on the earned value of the note received from Sky Mexico of approximately $70.4 million in "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations during 2005. During 2004, we recorded a pre-tax charge of $36.5 million in "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations to write-down certain of DIRECTV Mexico's long-lived assets to their fair values in connection with the shut-down of its operations. We have the right to exchange the note receivable for a 12% equity interest in Sky Mexico and plan to acquire the interests of News Corporation and Liberty in Sky Mexico for $373 million in cash, which would result in DTVLA owning 47% of the equity of Sky Mexico. Televisa has the right to acquire a portion of the equity interest in Sky Mexico from us for $58.7 million in cash upon receipt of certain regulatory approvals, which will reduce DTVLA's equity interest to approximately 41%. We will account for our investment in Sky Mexico under the equity method of accounting and upon completion of the transaction, we have agreed to guarantee our attributable share of its long-term transponder obligations. See Note 22 for further discussion regarding the completion of this transaction in 2006.

        In the rest of the region, we have acquired a 100% interest in Sky Multi-Country Partners and certain related entities, or PanAmericana, from News Corporation, Liberty, Globo and Televisa, for $30 million, which was paid on October 8, 2004. We began consolidating Sky's PanAmericana entities on October 8, 2004 and have recorded approximately $13.6 million of goodwill based on our allocation of the purchase price. As part of this transaction, News Corporation has agreed to reimburse us $127 million for Sky's PanAmericana entities' net liabilities we assumed. The present value of News Corporation's $127 million future reimbursement to us is included in "Investments and Other Assets" in our Consolidated Balance Sheets as of December 31, 2005. The $127 million reimbursement from News Corporation will be received at the completion of the Sky Brasil transaction.

        In Darlene Investments LLC, or Darlene, has filed suit alleging fraud, self-dealing and violation of fiduciary, contractual and other duties against us and certain of our subsidiaries (including DLA LLC), News Corporation and others seeking, among other things, injunctive relief to preclude the consummation of the Sky Transactions. See Note 21 for more information regarding this case.

  NRTC Contract Rights and Member Subscribers

        Effective June 1, 2004, DIRECTV U.S. and the NRTC agreed to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on present value basis, calculated using an estimated incremental annual borrowing rate of 4.3%. As a result of this agreement, DIRECTV U.S. has the right to sell its services in all territories across the United States. DIRECTV U.S. recorded the present value of the cash payments to be made to the NRTC plus fees paid associated with the transaction, the total of which amounted to $334.1 million, in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits," with a corresponding amount recorded as distribution rights in "Intangible Assets, net" in our Consolidated Balance Sheets. DIRECTV U.S. is amortizing the distribution rights intangible asset to expense over seven years, which represented the remaining life of the terminated DIRECTV service distribution agreement.

        In connection with the NRTC transaction described above, during the second and third quarters of 2004, all NRTC members, representing approximately 357,000 subscribers, excluding Pegasus Satellite Television, Inc., or Pegasus, elected to sell their subscribers to DIRECTV U.S. We paid $187.2 million in the third quarter of 2004 for members electing a lump-sum payout plus additional fees associated with the transaction and recorded $198.3 million in "Accrued liabilities and other" and "Other Liabilities and Deferred Credits" for those members electing the long-term payment option of seven years plus interest. As a result, DIRECTV U.S. recorded a subscriber related intangible asset in "Intangible Assets, net" in our Consolidated Balance Sheets amounting to $385.5 million, which is being amortized over the estimated subscriber lives of approximately six years.

        As of December 31, 2005, DIRECTV U.S. owes the NRTC and its members who elected the long-term payment option $424.0 million, which is payable approximately as follows: $66.9 million in 2006, $71.0 million in 2007, $75.3 million in 2008, $79.9 million in 2009, $83.3 million in 2010, and $47.6 million thereafter. These amounts are recorded in "Accrued liabilities and other" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets.

  Pegasus Subscribers

        On August 27, 2004, DIRECTV U.S. acquired the subscribers and certain assets, consisting primarily of accounts receivable, of Pegasus for a total purchase price of $987.9 million. The total net cash consideration DIRECTV U.S. paid to Pegasus amounted to $773.0 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services, and a May 2004 $63 million judgment in favor of DIRECTV U.S. As a result of the transaction, DIRECTV U.S. recorded a subscriber related intangible asset in "Intangible Assets, net" in our Consolidated Balance Sheets amounting to $951.3 million, which DIRECTV U.S. is amortizing over the estimated subscriber lives of approximately five years.

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

Divestitures

  Hughes Network Systems—SkyTerra Transaction

        On December 6, 2004, we announced an agreement, which we refer to as the SkyTerra transaction, to sell a 50% interest in HNS LLC to SkyTerra. On April 22, 2005, upon receipt of regulatory approval and completion of the required financing transactions, we completed the contribution of the HNS net assets to HNS LLC and the sale of the 50% interest in HNS LLC to SkyTerra. In exchange for our contribution of the HNS assets to HNS LLC we received cash proceeds of $196.0 million, and for the sale of the 50% interest in HNS LLC, we received proceeds of $61.4 million, including cash of $50.0 million, and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million.

        We recorded pre-tax impairment charges of $25.3 million during 2005 to "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations primarily related to an increase in the book value of the assets contributed in excess of the fair value indicated by the sale price. Including the $25.3 million of charges in 2005 and the $190.6 million charge we recorded upon announcement of this transaction in the fourth quarter of 2004, the total impairment charge related to this transaction was $215.9 million.

        In January 2006, we completed the sale of our remaining 50% interest in HNS LLC to SkyTerra.

        "Assets of business held for sale" and "Liabilities of business held for sale" in the Consolidated Balance Sheets as of December 31, 2004 include substantially all of the remaining assets and liabilities of HNS. The carrying amounts of major classes of HNS' assets and liabilities that were included in

"Assets of business held for sale" and "Liabilities of business held for sale" in our Consolidated Balance Sheets were as follows:

December 31, 2004
(Dollars in Millions)
Total current assets	$314.3
Total assets	521.1
Total current liabilities	204.9
Total liabilities	240.6

  Hughes Network Systems—Set-Top Receiver Manufacturing Operations

        As part of our sale of HNS' set-top receiver manufacturing operations to Thomson for $250.0 million in cash in June 2004, DIRECTV U.S. entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of the HNS assets sold of approximately $200 million have been deferred and will be recognized over the term of the Agreement, as described below. As part of the Agreement, as amended, DIRECTV U.S. can earn a $57.0 million rebate from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers equal at least $4.0 billion over the initial five year contract term plus an optional one year extension period, or the Contract Term. Also as part of the Agreement, as amended, DIRECTV U.S. can earn, on a pro rata basis, an additional $63.0 million rebate from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers are in excess of $4.0 billion and up to $5.7 billion during the Contract Term. The approximate $200 million of deferred proceeds have been recorded in "Accrued liabilities and other" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets and is recognized as an offset to "Subscriber acquisition costs" and "Upgrade and retention costs" in our Consolidated Statements of Operations, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $57.0 million rebate during the initial contract period. DIRECTV U.S. records a proportionate amount of the $57.0 million rebate as a credit to "Subscriber acquisition costs" and "Upgrade and retention costs" in our Consolidated Statements of Operations upon set-top receiver activation over the initial contract period with a corresponding entry to "Accounts and notes receivable, net" in our Consolidated Balance Sheets. As a result, in 2005 DIRECTV U.S. recognized $46.3 million of the deferral and the initial rebate in our Consolidated Statements of Operations. DIRECTV U.S. recognized $21.4 million of the deferral and rebate in 2004.

        We included the approximately $200 million in cash received from Thomson in cash flows from operating activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2004.

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

	Years Ended December 31,
	2005	2004
	(Dollars in Millions)
Revenues	$12,956.7	$10,437.9
Operating Profit (Loss)	693.4	(340.9)

  PanAmSat

        In 2004, we sold our approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P. for approximately $2.64 billion in cash. The total loss on the sale of PanAmSat of $723.7 million, net of taxes, for the year ended December 31, 2004 includes direct costs associated with the transaction and our retention of certain tax liabilities of PanAmSat.

        Operating results of the discontinued operations of PanAmSat were as follows:

	Years Ended December 31,
	2004	2003
	(Dollars in Millions)
Revenues	$518.9	$831.0

Income before income taxes	$65.3	$134.5
Income tax expense	(3.6)	(30.4)
Minority interests and other	(13.6)	(29.7)

Net income from discontinued operations, net of taxes	$48.1	$74.4

  Hughes Software Systems

        In the second quarter of 2004, HNS agreed to sell its approximate 55% ownership interest in HSS for $226.5 million in cash, which we received in June 2004. We recognized an after-tax gain of approximately $90.7 million ($176.1 million pre-tax) during 2004, included in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

        Operating results of the discontinued operations of HSS are as follows:

	Years Ended December 31,
	2004	2003
	(Dollars in Millions)
Revenues	$26.0	$51.0

Income before income taxes	$5.4	$17.2
Income tax expense	(0.6)	(2.0)
Minority interests and other	(2.1)	(6.8)

Net income from discontinued operations, net of taxes	$2.7	$8.4

  Other Discontinued Operations

        During 2003, we recorded a gain of $1.6 million to "Income (loss) from discontinued operations, net of taxes" in the Consolidated Statements of Operations as a result of final adjustments to accruals recorded for the shut-down of DIRECTV Broadband. During 2003, we made net payments of $69.5 million to settle obligations of DIRECTV Broadband, which are included in "Cash Flows from Discontinued Operations" in the Consolidated Statements of Cash Flows. These payments primarily represent cash used in operating activities.

        Pursuant to a settlement agreement executed on July 15, 2003 related to the purchase price adjustment dispute arising from the 2000 sale of our satellite systems manufacturing businesses to The Boeing Company, or Boeing, we recorded an after-tax charge of $6.3 million to "Income (loss) from discontinued operations, net of taxes" in the Consolidated Statements of Operations during 2003. On July 18, 2003, we paid the $360.0 million settlement amount to Boeing, which is included in "Cash Flows from Discontinued Operations" in the Consolidated Statements of Cash Flows. This payment represents cash used in investing activities.

        As discussed in more detail in Note 21, during 2005, we recorded a $31.3 million gain in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations that resulted from a favorable tax settlement related to a previously discontinued operation.

        "Income (loss) from discontinued operations, net of taxes," as reported in the Consolidated Statements of Operations, is comprised of the following:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Income from discontinued operations, net of taxes	$—	$50.8	$82.8
Gain (loss) on sale of discontinued operations, net of taxes	31.3	(633.1)	(4.7)

Income (loss) from discontinued operations, net of taxes	$31.3	$(582.3)	$78.1

Basic and Diluted Earnings (Loss) Per Common Share:
Income from discontinued operations, net of taxes	$—	$0.04	$0.06
Gain (loss) on sale of discontinued operations, net of taxes	0.02	(0.46)	—

Income (loss) from discontinued operations, net of taxes	$0.02	$(0.42)	$0.06

Note 4: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for satellites, net and property and equipment, net at December 31:

	Estimated Useful Lives (years)	2005	2004
		(Dollars in Millions)
Satellites	12-16	$1,571.7	$1,265.1
Satellites under construction	—	834.2	714.4

Total		2,405.9	1,979.5
Less accumulated depreciation		530.4	419.1

Satellites, net		$1,875.5	$1,560.4

Land and improvements	9-30	$29.2	$25.7
Buildings and leasehold improvements	4-30	209.7	174.9
Machinery and equipment	3-24	1,827.3	1,598.3
Subscriber leased set-top receivers	4-7	1,036.4	1,018.4
Furniture, fixtures and office machines	3-15	71.9	98.6
Construction in-progress	—	290.9	178.9

Total		3,465.4	3,094.8
Less accumulated depreciation		2,266.2	1,959.7

Property and Equipment, net		$1,199.2	$1,135.1

        We capitalized interest costs of $30.5 million in 2005, $101.2 million in 2004 and $120.0 million in 2003 as part of the cost of our property and satellites under construction. Depreciation expense was $501.6 million in 2005, $651.4 million in 2004 and $653.8 million in 2003.

Note 5: Asset Sales and Impairment Charges

        We recorded the following transactions in "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statement of Operations during the years ended December 31:

	2005	2004
	(Dollars in Millions)
SkyTerra transaction impairment charge	$25.3	$190.6
DIRECTV Mexico gain on sale of subscriber list	(70.4)	—
DIRECTV Mexico impairment charge	—	36.5
SPACEWAY impairment charge	—	1,466.1

Total	$(45.1)	$1,693.2

        See Note 3 for further discussion of the SkyTerra and DIRECTV Mexico transactions.

SPACEWAY Assets

        In the third quarter of 2004, we decided to utilize certain of our SPACEWAY assets for DIRECTV U.S. HD programming, which included two satellites, SPACEWAY 1 and SPACEWAY 2, that were nearing completion and ground segment equipment and systems. This decision to no longer use these assets for the SPACEWAY broadband service triggered an impairment test of our investment in the SPACEWAY assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The SPACEWAY system was designed as a next-generation satellite-based broadband data platform intended to upgrade and expand HNS' broadband data businesses. Since the book value of the SPACEWAY system had been supported by the expected cash flows from the SPACEWAY broadband business plan that management no longer intended to pursue, the assets were considered impaired. Further, a majority of the capitalized value of the SPACEWAY assets related to functionality that will not be utilized for the DTH business. The impairment charge was determined by comparing the fair value of the SPACEWAY assets to their book value as of September 30, 2004. The fair value of the two satellites and certain related ground segment assets was determined based on the fair value of those assets as configured to DIRECTV U.S.' DTH business. The estimation of fair value of the two satellites was based on an analysis performed by an independent valuation expert.

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

Note 6: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2005 and 2004 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Total
	(Dollars in Millions)
Balance as of January 1, 2004	$3,031.7	$—	$2.4	$3,034.1
Additions and other	—	12.4	(2.4)	10.0

Balance as of December 31, 2004	3,031.7	12.4	—	3,044.1
Additions and other	—	1.2	—	1.2

Balance as of December 31, 2005	$3,031.7	$13.6	$—	$3,045.3

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2005, 2004, and 2003. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2005, 2004, or 2003.

        The following table sets forth the amounts recorded for intangible assets at December 31:

		December 31, 2005			December 31, 2004
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital license	4	162.6	54.4	108.2	162.6	15.1	147.5
Subscriber related	5-10	1,340.1	348.7	991.4	1,336.8	93.9	1,242.9
Dealer network	15	130.0	53.1	76.9	130.0	43.8	86.2
Distribution rights	7	334.1	74.8	259.3	334.1	27.5	306.6
Intangible pension asset	—	9.8	—	9.8	11.5	—	11.5

Total Intangible Assets		$2,439.6	$561.6	$1,878.0	$2,438.0	$210.9	$2,227.1

        Amortization expense of intangible assets was $350.7 million in 2005 and $167.6 million in 2004 and $74.0 million in 2003.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $350.9 million in 2006; $350.9 million in 2007; $341.0 million in 2008; $248.1 million in 2009; $89.0 million in 2010 and $55.9 million thereafter.

Note 7: Investments

        Investments in marketable equity and debt securities stated at current fair value and classified as available-for-sale were as follows:

	December 31,
	2005	2004
	(Dollars in Millions)
Marketable equity securities	$71.2	$60.2
Marketable debt securities	—	112.9

Total	$71.2	$173.1

        We recorded $23.1 million in 2005, $22.0 million in 2004 and $273.9 million in 2003 of accumulated unrealized gains, net of taxes, as part of accumulated other comprehensive income.

        We have investments in companies that we accounted for under the equity method of accounting totaling $110.6 million in 2005 and $31.2 million in 2004.

        See Note 15 for additional information regarding our sale of investments.

Note 8: Accrued Liabilities and Deferred Credits

Accrued Liabilities and Other

	December 31,
	2005	2004
	(Dollars in Millions)
Payroll and other compensation	$155.3	$217.4
Current portion of provision for above-market programming contracts	86.1	76.7
Third party commissions	142.9	154.1
Interest payable	28.4	36.5
Other	522.1	397.0

Total	$934.8	$881.7

Other Liabilities and Deferred Credits

	December 31,
	2005	2004
	(Dollars in Millions)
NRTC transaction obligations	$359.1	$410.0
Programming costs and provision for above-market programming contracts	321.3	368.7
Deferred credits	268.8	314.8
Accrued income taxes	183.7	247.2
Pension and other postretirement benefits	107.3	131.3
Obligation under capital lease	50.3	80.3
Other	117.1	113.1

Total	$1,407.6	$1,665.4

Note 9: Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

		December 31,
	Interest Rates at December 31, 2005
		2005	2004
		(Dollars in Millions)
Short-term borrowings	—	$—	$8.4
Current portion of long-term debt	5.813%-10.14%	9.7	11.4

Total short-term borrowings and current portion of long-term debt		$9.7	$19.8

Long-Term Debt

		December 31,
	Interest Rates at December 31, 2005
		2005	2004
		(Dollars in Millions)
8.375% senior notes	8.375%	$910.0	$1,400.0
6.375% senior notes	6.375%	1,000.0	—
Credit facility	5.813%	1,500.0	1,011.8
Other debt	—	5.0	9.1

Total long-term debt		3,415.0	2,420.9
Less current portion		9.7	11.4

Long-term debt		$3,405.3	$2,409.5

        During the second quarter of 2005, we refinanced a significant portion of our outstanding debt, as discussed in more detail below. As of December 31, 2005, our outstanding debt included the following notes payable and credit facility:

        Notes Payable.    Our $910.0 million in senior notes outstanding at December 31, 2005 are due in 2013, bear interest at 8.375%, and are referred to as the 8.375% senior notes. Principal on the 8.375% senior notes is payable upon maturity, while interest is payable semi-annually.

        Our $1,000.0 million in senior notes outstanding at December 31, 2005 are due in 2015, bear interest at 6.375%, and are referred to as the 6.375% senior notes. Principal on the 6.375% senior notes is payable upon maturity, while interest is payable semi-annually beginning December 15, 2005.

        The 8.375% senior notes and the 6.375% senior notes were issued by DIRECTV Holdings and its wholly owned subsidiary, DIRECTV Financing Co., Inc., or DIRECTV Financing, and have been registered under the Securities Act of 1933, as amended. The 8.375% senior notes and the 6.375% senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV U.S.' material domestic subsidiaries (other than DIRECTV Financing).

        The fair value of our 8.375% senior notes was approximately $982.3 million at December 31, 2005 with a carrying value of $910.0 million and $1,569.8 million at December 31, 2004 with a carrying value of $1,400.0 million. The fair value of our 6.375% senior notes was approximately $983.8 million at December 31, 2005 with a carrying value of $1,000.0 million. The fair values were calculated based on quoted market prices on those dates.

        Credit Facility.    At December 31, 2005, our senior secured credit facility consisted of a $500.0 million six-year Term Loan A, a $1,000.0 million eight-year Term Loan B and a $500.0 million undrawn six-year revolving credit facility. The Term Loan A and Term Loan B components of the senior secured credit facility currently bear interest at a rate equal to the London InterBank Offered Rate, or LIBOR, plus 1.25% and 1.50%, respectively. In addition, we pay a commitment fee of 0.225% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and is fully and unconditionally guaranteed, jointly and severally by all of DIRECTV U.S.' material domestic subsidiaries (other than DIRECTV Financing).

        Our notes payable and credit facility mature as follows: $9.4 million in 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009, $297.5 million in 2010 and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2005 and 2004. However, we made a prepayment of $201.0 million on April 15, 2004 for the year ended December 31, 2003. The amount of interest accrued related to our outstanding debt was $28.4 million at December 31, 2005 and $36.5 million at December 31, 2004. The unamortized bond premium included in other debt as of December 31, 2005 was $3.1 million.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and the revolving credit facility could be terminated. At December 31, 2005, DIRECTV U.S. was in compliance with all such covenants.

        2005 Refinancing Transactions.    In April 2005, we replaced our prior credit facility with the senior secured credit facility described above. The senior secured credit facility was initially comprised of a $500.0 million six-year Term Loan A, a $1,500.0 million eight-year Term Loan B, both of which were fully funded, and a $500.0 million undrawn six-year revolving credit facility. We used a portion of the $2,000.0 million proceeds from the transaction to repay our prior credit facility that had a then outstanding balance of $1,001.6 million and to pay related financing costs and accrued interest. Borrowings under the prior credit facility bore interest at a rate equal to LIBOR plus 1.75%.

        On May 19, 2005, we redeemed $490.0 million of our then outstanding $1,400.0 million 8.375% senior notes at a redemption price of 108.375% plus accrued and unpaid interest, for a total of $538.3 million.

        On June 15, 2005, the Co-Issuers issued $1,000.0 million of 6.375% senior notes. We used a portion of the proceeds from the transaction to repay $500.0 million of the Term Loan B portion of our senior secured credit facility and to pay related financing costs.

        The repayment of our prior senior secured credit facility, the partial repayment of our senior secured credit facility and the partial redemption of our 8.375% senior notes resulted in a 2005 pre-tax charge of $64.9 million ($40.0 million after tax) of which $41.0 million was associated with the premium paid for the redemption of our 8.375% senior notes and $23.9 million with the write-off of a portion of our deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in the Consolidated Statements of Operations.

        Prior Debt Transactions.    During 2003, we raised approximately $2,625.0 million of cash through the issuance of $1,400.0 million of 8.375% senior notes and $1,225.0 million of borrowings under a credit facility. We used a portion of these proceeds to repay the $506.3 million outstanding principal balance plus accrued interest under a prior credit facility agreement, which then terminated.

        Restricted Cash.    Restricted cash of $19.3 million as of December 31, 2005 and $36.0 million as of December 31, 2004 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These deposits secure certain of our letters of credit and obligations of certain foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries' obligations are satisfied or terminated.

Note 10: Income Taxes

        We base our income tax expense or benefit on reported "Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes." Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

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

        Our income tax (expense) benefit consisted of the following for the years ended December 31:

	2005	2004	2003
	(Dollars in Millions)
Current tax (expense) benefit:
U.S. federal	$14.3	$(34.9)	$68.2
Foreign	6.5	6.0	(53.0)
State and local	(1.4)	(4.6)	0.3

Total	19.4	(33.5)	15.5

Deferred tax (expense) benefit:
U.S. federal	(170.1)	631.0	82.3
State and local	(22.5)	93.1	6.5

Total	(192.6)	724.1	88.8

Total income tax (expense) benefit	$(173.2)	$690.6	$104.3

        "Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes" included the following components:

	2005	2004	2003
	(Dollars in Millions)
U.S. income (loss)	$523.8	$(1,614.5)	$(74.5)
Foreign loss	(43.5)	(145.6)	(403.2)

Total	$480.3	$(1,760.1)	$(477.7)

        Our income tax (benefit) expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table:

	2005	2004	2003
	(Dollars in Millions)
Expected (expense) benefit at U.S. federal statutory income tax rate	$(168.1)	$616.0	$167.2
U.S. state and local income tax (expense) benefit	(15.5)	57.5	2.9
Resolution of tax contingencies	—	0.4	48.0
Tax basis differences attributable to divestitures	—	8.9	—
Minority interests in partnership earnings	2.9	(4.6)	—
Non-deductible goodwill and intangible assets	—	—	(20.4)
Foreign taxes, net of tax deduction	2.9	6.3	(22.4)
Extraterritorial income exclusion tax benefit	2.1	1.7	2.8
Change in valuation allowance	10.4	14.6	(62.3)
Transaction costs and other	(7.9)	(10.2)	(11.5)

Total income tax (expense) benefit	$(173.2)	$690.6	$104.3

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2005		2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$177.0	$51.9	$254.3	$44.5
Prepaid expenses	—	28.8	—	36.1
State taxes	—	32.5	—	38.5
Depreciation, amortization and asset impairment charges	83.9	—	390.3	—
Net operating loss and tax credit carryforwards	682.9	—	753.4	—
Programming contract liabilities	311.0	—	144.4	—
Unrealized gains on securities	—	15.1	—	14.5
Tax basis differences in investments and affiliates	136.2	490.6	28.9	423.5
Other	41.6	3.4	47.0	6.4

Subtotal	1,432.6	622.3	1,618.3	563.5
Valuation allowance	(154.6)	—	(214.6)	—

Total deferred taxes	$1,278.0	$622.3	$1,403.7	$563.5

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance balances at December 31, 2005 and 2004 of $154.6 million and $214.6 million, respectively, are primarily attributable to the unused foreign operating losses, and unused capital losses both of which are available for carry-forward. For the year ended December 31, 2005, the change in the valuation allowance was primarily attributable to a $33.5 million decrease for the tax effect of current year capital gains adjusted for the tax effect of future capital gains and losses for which we have not recognized a tax benefit and a $26.5 million decrease for the expiration of foreign tax losses for which no tax benefit has previously been recognized.

        Although realization is not assured, we have concluded that it is more likely than not that our unreserved deferred tax assets will be realized in the ordinary course of operations based on available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance.

        As of December 31, 2005, we have approximately $950.3 million of federal net operating losses that expire in 2023, foreign net operating losses of $285.8 million with varying expiration dates, federal research tax credits of $78.8 million that expire between 2017 and 2024, and alternative minimum tax credits of $41.6 million that can be carried forward indefinitely.

        No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $21.4 million in 2004 and $24.5 million in 2003. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in foreign subsidiaries.

        As part of our split-off from GM in 2003, we and GM amended the income tax allocation agreement that governs the allocation of certain U.S. income tax liabilities and certain other tax matters. Under the amended terms, for tax periods prior to our split-off from GM, we are treated as the common parent of a separate affiliated group of corporations filing a consolidated return. GM will compensate us for any tax benefits, such as net operating loss and tax credit carryforwards that have not been used to offset our separate income tax liability through the date of our split-off from GM, but have been used by the GM consolidated group. Such compensation will not exceed $75.4 million, and in the case of net operating losses and similar tax attributes, the amount of compensation payable to GM is based on a 24% rate.

        At the time of our split-off from GM, the amount of our tax receivable from GM, as determined on a separate return basis, exceeded the receivable determined pursuant to the amended income tax allocation agreement by $25.1 million. We reported such amount as a distribution to GM.

        We have agreements with Boeing and the Raytheon Company, which govern our rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the sale or spin-off of certain businesses to those companies. We are responsible for any income taxes pertaining to those periods prior to the sale or spin-off, including any additional income taxes resulting from U.S. federal and state audits and we are entitled to any U.S. federal and state income tax refunds relating to those units prior to their sale or spin-off.

        Our U.S. federal income tax returns have been examined and all disputes between us and the Internal Revenue Service, or IRS, have been fully resolved for all tax years through 2000. The IRS is currently examining our U.S. federal tax returns for years 2001 through 2003. We are also being examined by or expect to be examined by certain state and foreign taxing jurisdictions for periods still open to examination. Management believes that adequate provision has been made for any adjustment that might be assessed for open years.

Note 11: Pension and Other Postretirement Benefits

        Many of our employees are eligible to participate in our funded non-contributory defined benefit pension plan, which provides defined benefits based on either years of service and final average salary, or eligible compensation while employed by the company. Additionally, we maintain a funded contributory defined benefit plan for employees who elected to participate prior to 1991, and an unfunded, nonqualified pension plan for certain eligible employees. For participants in the contributory pension plan, we also maintain a postretirement benefit plan for those eligible retirees to participate in health care and life insurance benefits generally until they reach age 65. Participants may become eligible for these health care and life insurance benefits if they retire from our company between the ages of 55 and 65. The health care plan is contributory with participants' contributions adjusted annually; the life insurance plan is non-contributory.

        We use a November 30 measurement date for our pension and postretirement benefit plans.

        The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(Dollars in Millions)
Change in Net Benefit Obligation
Net benefit obligation at beginning of year	$532.9	$565.6	$27.9	$27.2
Service cost	17.6	24.2	0.4	0.5
Interest cost	28.0	33.8	1.6	1.6
Plan participants' contributions	0.9	1.6	—	—
Special termination benefits	7.9	36.5	—	—
Actuarial loss (gain)	13.2	(12.9)	0.6	2.4
Benefits paid	(112.4)	(115.9)	(3.1)	(3.8)

Net benefit obligation at end of year	488.1	532.9	26.2	27.9

Change in Plan Assets
Fair value of plan assets at beginning of year	347.4	377.5	—	—
Actual return on plan assets	29.9	37.1	—	—
Employer contributions	90.1	47.1	3.1	3.8
Plan participants' contributions	0.9	1.6	—	—
Benefits paid	(112.4)	(115.9)	(3.1)	(3.8)

Fair value of plan assets at end of year	355.9	347.4	—	—

Funded status at end of year	(132.2)	(185.5)	(26.2)	(27.9)
Unamortized amount resulting from changes in plan provisions	9.8	11.5	(2.8)	(4.0)
Unamortized net amount resulting from changes in plan experience and actuarial assumptions	89.8	100.4	0.6	1.3

Net liability at end of year	$(32.6)	$(73.6)	$(28.4)	$(30.6)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$(98.2)	$(152.3)	$(28.4)	$(30.6)
Intangible asset	9.8	11.5	—	—
Deferred tax assets	21.4	25.8	—	—
Accumulated other comprehensive loss	34.4	41.4	—	—

Net liability at end of year	$(32.6)	$(73.6)	$(28.4)	$(30.6)

        The accumulated benefit obligation for all pension plans was $454.2 million as of December 31, 2005 and $499.7 million as of December 31, 2004.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2005	2004
	(Dollars in Millions)
Projected benefit obligation	$488.1	$532.9
Accumulated benefit obligation	454.2	499.7
Fair value of plan assets	355.9	347.4

        Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$17.6	$24.2	$23.0	$0.4	$0.5	$0.5
Interest accrued on benefits earned in prior years	28.0	33.8	35.4	1.6	1.6	1.9
Expected return on assets	(27.5)	(31.6)	(32.4)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	1.7	2.2	2.2	(0.6)	(0.7)	—
Net amount resulting from changes in plan experience and actuarial assumptions	6.3	6.1	4.4	—	—	—

Subtotal	26.1	34.7	32.6	1.4	1.4	2.4
Other costs
Curtailment costs	—	5.1	—	(0.5)	—	—
Special termination benefits	7.9	36.5	—	—	—	—
Settlement costs	15.1	14.8	—	—	—	—

Net periodic benefit cost	$49.1	$91.1	$32.6	$0.9	$1.4	$2.4

Additional information
Increase (decrease) in minimum liability included in other comprehensive income (loss)	$(11.4)	$(11.4)	$24.4	—	—	—

Assumptions

        Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate—Qualified Plan	5.78%	6.00%	5.46%	5.75%
Discount rate—Non-Qualified Plan	5.74%	6.00%	—	—
Expected long-term return on plan assets	8.75%	9.00%	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate—Qualified Plan	6.00%	6.14%	7.00%	5.75%	5.89%	6.75%
Discount rate—Non-Qualified Plan	6.00%	6.14%	7.00%	—	—	—
Expected long-term return on plan assets	9.00%	9.00%	9.00%	—	—	—
Rate of compensation increase	4.00%	4.50%	5.00%	4.00%	4.50%	5.00%

        We base our expected long-term return on plan assets assumption on a periodic review and modeling of the plans' asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.

        A hypothetical 0.25% decrease in our discount rate would have had the effect of increasing our 2005 pension expense by approximately $1.0 million and our minimum pension liability by approximately $8.0 million. A hypothetical 0.25% decrease in our expected return on plan assets would have had the effect of increasing our 2005 pension expense by $0.6 million.

        The following table provides assumed health care costs trend rates:

	2005	2004
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2011	2010

        A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in Millions)
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.6	(1.5)

Plan Assets

        Our target asset allocation for 2006 and actual pension plan weighted average asset allocations at December 31, 2005 and 2004, by asset categories, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2006	2005	2004
Equity securities	50-70%	54%	55%
Debt securities	30-50%	35%	35%
Real estate	0-20%	2%	2%
Other	0-20%	9%	8%

Total		100%	100%

        Our investment policy includes various guidelines and procedures designed to ensure we invest assets in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories.

        The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the Plans' actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

        The investment policy is periodically reviewed by us and a designated third-party fiduciary for investment matters. We establish and administer the policy in a manner so as to comply at all times with applicable government regulations.

        There were no shares of our common stock included in plan assets at December 31, 2005 and 2004.

Cash Flows

  Contributions

        We expect to contribute approximately $65.0 million and $16.9 million to our qualified and nonqualified pension plans, respectively, in 2006.

  Estimated Future Benefit Payments

        We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid by the plans during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
2006	$52.3	$2.6
2007	47.4	2.7
2008	42.5	2.7
2009	38.1	2.6
2010	25.4	2.6
2011-2015	124.9	8.8

        We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $9.9 million in 2005, $13.3 million in 2004 and $8.2 million in 2003.

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

Note 12: Stockholders' Equity

Capital Stock and Additional Paid-In Capital

        We are a publicly-traded company with our common stock listed as "DTV" on the New York Stock Exchange. As part of the News Corporation transactions completed on December 22, 2003, we amended our certificate of incorporation to provide for the following capital stock: common stock, par value $0.01 per share, 3,000,000,000 shares authorized; Class B common stock, par value $0.01 per share, 275,000,000 shares authorized; excess stock, par value $0.01 per share, 800,000,000 shares authorized; and preferred stock, par value $0.01 per share, 9,000,000 shares authorized. As of December 31, 2005 and 2004, there were no shares outstanding of the Class B common stock, excess stock or preferred stock.

        Prior to our split-off from GM on December 22, 2003, GM held all of our outstanding capital stock. GM Class H common stock was a publicly-traded security of GM and was a "tracking stock" designed to provide holders with financial returns based on the financial performance of our company.

        During April 2003, our Board of Directors approved the reclassification of the outstanding Series B convertible preferred stock into Class B common stock of equivalent value, and a subsequent stock split of our common stock and our Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all our outstanding capital stock, approved the reclassification. Shortly thereafter, GM converted a portion of its common stock of holdings in us into an equivalent number of shares of our Class B common stock. As a result of these transactions, we had issued and outstanding 1,207,518,237 shares of common stock and 274,373,316 shares of Class B common stock, all of which were owned by GM.

        Immediately prior to the News Corporation transactions, we adjusted the number of shares of common and Class B common stock to assure that the stock outstanding and the stock representing GM's interest accurately reflected the interests to be sold directly by GM to News Corporation and the interests to be distributed to holders of GM Class H common stock. After the adjustment, there were 1,109,270,842 shares of our common stock then outstanding. We adjusted the number of shares of Class B common stock to equal 274,319,607 shares, representing GM's 19.8% interest in us.

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

Accumulated Other Comprehensive Loss

	As of December 31,
	2005	2004
	(Dollars in Millions)
Minimum pension liability adjustment	$(34.4)	$(41.4)
Accumulated unrealized gains on securities	23.1	22.0
Accumulated foreign currency translation adjustments	(2.7)	(5.3)

Total Accumulated Other Comprehensive Loss	$(14.0)	$(24.7)

Other Comprehensive Income

        The following represents changes in the components of OCI, net of taxes, as of December 31:

	2005			2004			2003
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount
	(Dollars in Millions)
Minimum pension liability adjustments	$11.4	$4.4	$7.0	$11.4	$4.0	$7.4	$(24.4)	$(7.9)	$(16.5)
Foreign currency translation adjustments:
Unrealized gains	2.6	—	2.6	14.8	—	14.8	6.0	—	6.0
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses)	1.1	0.4	0.7	(9.1)	(3.5)	(5.6)	446.8	171.5	275.3
Less: reclassification adjustment for net losses (gains) recognized during the period	0.6	0.2	0.4	(243.8)	—	(243.8)	(0.6)	—	(0.6)

Note 13: Earnings (Loss) Per Common Share

        We compute Basic Earnings (Loss) Per Common Share, or EPS, by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which we exclude from the computation in loss periods as their effect would be antidilutive. We also exclude common stock options from the computation of diluted EPS when the exercise price is greater than the average market price of our common stock. Our existing common equivalent shares consist entirely of common stock options and restricted stock units issued to employees. We excluded 66.1 million shares of common stock for the year ended December 31, 2005 because the options' exercise price was greater than the average market price of our common stock. We excluded 88.9 million shares of common stock and 7.8 million restricted stock units for the year ended December 31, 2004 from the calculation of diluted EPS because they were antidilutive. For the year ended December 31, 2003, we excluded 91.2 million shares of common stock and 3.6 million restricted stock units from the calculation of diluted EPS because they were antidilutive. We also excluded shares issuable upon conversion of our Preferred Stock prior to the date of actual conversion because they were antidilutive.

        For purposes of calculating EPS, we calculate the weighted average number of common shares outstanding using the number of our common shares outstanding beginning on December 23, 2003 and the number of shares in the GM Class H Dividend Base prior to December 23, 2003. The GM Class H Dividend Base is equal to the number of shares of GM Class H common stock which, if issued and outstanding, would have represented 100% of the tracking stock interest in our earnings prior to December 23, 2003.

        The following table sets forth comparative information regarding common shares outstanding based on the number of our common shares outstanding beginning on December 23, 2003 and the number of shares in the GM Class H Dividend Base prior to December 23, 2003:

	2005	2004	2003
	(Shares in Millions)
Common shares outstanding at January 1	1,385.8	1,383.6	1,381.9
Increase for stock options exercised and restricted stock units issued	5.2	2.2	1.7

Common shares outstanding at December 31	1,391.0	1,385.8	1,383.6

Weighted average number of common shares outstanding	1,388.4	1,384.8	1,382.5

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income (Loss)	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Year Ended December 31, 2005:
Basic EPS
Income from continuing operations before cumulative effect of accounting changes	$304.6	1,388.4	$0.22
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.4	—

Diluted EPS
Adjusted income from continuing operations before cumulative effect of accounting changes	$304.6	1,394.8	$0.22

        There was no dilutive effect of stock options and restricted stock units for the years ended December 31, 2004 and 2003, due to the loss we incurred for both of those years.

Note 14: Incentive Plans

        Under The DIRECTV Group, Inc. 2004 Stock Plan, or the 2004 Plan, as approved by our stockholders on June 2, 2004, shares, rights or options to acquire up to 21 million shares of common stock plus any shares underlying awards cancelled, forfeited or expired from the HEC Plan referred to below, on a cumulative basis were authorized for grant through March 16, 2014, subject to Compensation Committee approval.

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

        Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding at January 1, 2003	95,080,832	$23.16
Granted	25,000	16.35
Exercised	(1,780,076)	10.15
Terminated	(2,164,436)	28.73

Outstanding at December 31, 2003	91,161,320	23.28
Granted	1,883,764	18.80
Exercised	(2,139,782)	10.72
Terminated	(1,971,186)	26.45

Outstanding at December 31, 2004	88,934,116	23.42
Granted	—	—
Exercised	(4,170,758)	10.83
Terminated	(6,048,852)	17.80

Outstanding at December 31, 2005	78,714,506	24.52

        The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life (years)
Range of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$9.00 to $16.99	20,090,642	2.4	$12.71	20,090,642	$12.71
17.00 to 24.99	20,322,637	5.0	19.80	20,322,637	19.80
25.00 to 32.99	16,080,804	5.0	27.77	16,080,804	27.77
33.00 to 41.99	22,220,423	4.3	37.16	22,220,423	37.16

	78,714,506	2.9	24.52	78,714,506	24.52

        Of the options outstanding at December 31, 2004 there were 88.9 million options exercisable at a weighted average exercise price of $23.42, and of the options outstanding at December 31, 2003, there were 87.6 million options exercisable at a weighted average price of $23.40.

        The following table presents the estimated weighted average fair value for stock options granted under the Plan using the Black-Scholes valuation model along with the assumptions used in the fair value calculations:

	2004	2003
Estimated fair value per option granted	$5.82	$8.80
Average exercise price per option granted	18.80	16.35
Expected stock volatility	30.0%	47.2%
Risk-free interest rate	3.7%	3.8%
Expected option life (in years)	5.6	7.0

        The Compensation Committee has also granted restricted stock units that vest over two to four years under the 2004 Plan and the HEC Plan. During the year ended December 31, 2005, the Compensation Committee granted 3.0 million restricted stock units with a weighted average grant-date fair value of approximately $16.61 per share. During the year ended December 31, 2004, the Compensation Committee granted 4.4 million restricted stock units with a weighted average grant-date fair value of approximately $17.46 per share. During the year ended December 31, 2003, the Compensation Committee granted 3.6 million restricted stock units with a weighted average grant-date fair value of approximately $10.71 per share. At December 31, 2005, there were 7.6 million unvested restricted stock units with a weighted average grant-date fair value of approximately $16.03.

Note 15: Other, Net

        The following table summarizes the components of "Other, net" for the years ended December 31:

	2005	2004	2003
	(Dollars in Millions)
Equity in earnings (losses) from unconsolidated affiliates	$0.7	$(0.2)	$(81.5)
Net unrealized gain on investments	—	—	79.4
Net (loss) gain from sale of investments	(0.6)	396.5	7.5
Refinancing transaction expenses	(64.9)	—	—
Other	(0.2)	1.3	(5.4)

Total Other, net	$(65.0)	$397.6	$—

        During 2005, DIRECTV U.S. completed a series of refinancing transactions that resulted in a pre-tax charge of $64.9 million ($40.0 million after tax), of which $41.0 million was associated with the premium paid for the redemption of a portion of our 8.375% senior notes and $23.9 million with the write-off of a portion of our deferred debt issuance costs and other transaction costs.

        During 2005, we sold an equity investment for $113.1 million in cash. As a result, we recognized a net pre-tax loss of $0.6 million during 2005.

        During 2004, we sold various equity investments for $510.5 million in cash and recorded a pre-tax gain of $396.5 million.

        For the year ended December 31, 2003, equity losses from unconsolidated affiliates are primarily comprised of losses at the DTVLA LOCs.

        Net unrealized gain on investments for 2003 includes a $79.6 million gain resulting from an increase in the fair market value of an investment in a convertible note.

Note 16: Severance, Retention and Pension Benefit Costs

        During the first quarter of 2004, we announced the reduction of corporate office headcount by over half as a result of our plan to consolidate corporate and DIRECTV U.S. support functions. There were also additional headcount reductions at DIRECTV U.S. and at DTVLA. As a result of the completion of the News Corporation transactions on December 22, 2003, certain of our employees earned retention benefits during the twelve month period subsequent to the completion of the transactions. As a result of these items and the strategic transactions described above and in Note 3, we recognized $169.5 million in charges for retention benefits, severance and related costs under our pension benefit plans during 2004 in "General and administrative expenses" in the Consolidated Statements of Operations.

        In 2004, the $113.0 million of charges recorded at Corporate and Other included $36.2 million for retention benefits resulting from the News Corporation transactions that were paid in 2004, $20.4 million for severance which was paid in 2004, and $56.4 million in pension costs. At HNS, we accrued $25.6 million in severance costs as a result of the lay-offs following the announcement of the Thomson and SkyTerra transactions. At DTVLA, we recorded $20.9 million in severance and retention charges, including $6.3 million related to the shut-down of operations at DIRECTV Mexico, and headcount reductions following the emergence from bankruptcy. All severance and retention benefits were paid to employees during 2005 and 2004.

Note 17: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties. News Corporation and its affiliates are considered related parties because, as of December 31, 2005, it owned approximately 34% of our outstanding common stock. Additionally, as an equity method investee, HNS LLC is considered a related party. As of December 31, 2005, we had the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and sublease of facilities. Transactions with GM and its affiliates prior to December 23, 2003 were also considered related party transactions.

        The following table summarizes sales and purchase transactions with related parties:

	2005	2004	2003
	(Dollars in Millions)
Sales	$17.9	$10.1	$99.5
Purchases	707.0	476.7	69.7

        The following table sets forth the amount of assets and liabilities resulting from transactions with related parties as of December 31:

	2005	2004
	(Dollars in Millions)
Accounts receivable	$8.2	$12.3
Accounts payable	154.0	113.5

        The accounts receivable and accounts payable balances as of December 31, 2005 and 2004 are primarily related to affiliates of News Corporation.

        In addition to the items described above, we have agreed to purchase News Corporation's interests in the Sky Latin America businesses for cash payments totaling $500.5 million, of which we paid $342.5 million during the fourth quarter of 2004. During 2005 and 2004, we also recorded stock-based compensation cost associated with former employees of News Corporation who became our employees and retained their News Corporation stock options.

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

        Also, effective February 24, 2004, we made a contribution of certain claims, loans, equity and other interests in LOCs selling the DIRECTV service in Latin America, and converted certain debt into equity, which increased our equity interest in the restructured DLA LLC from 74.7% to approximately 86%. Darlene, which also contributed its equity and other interests in various LOCs, holds the remaining approximately 14% equity interest in the restructured DLA LLC. The restructuring in bankruptcy and the contributions by us and Darlene provided DLA LLC with direct control of the most significant LOCs and assets. The net result of these transactions was an increase in minority interests of $47.3 million.

        Reorganization income was $43.0 million in 2004 compared to reorganization expense of $212.3 million in 2003. The reorganization income in 2004 includes a $62.6 million gain that resulted from the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the DLA LLC reorganization. Reorganization expense of $212.3 million in 2003 includes the costs incurred to file the bankruptcy petition, legal and consulting costs, costs of settlement agreements reached with creditors, the write-off of intangible assets and other charges related to the reorganization. Also included in reorganization expense are accruals for claims allowed in the Chapter 11 proceeding.

Note 19: Derivative Financial Instruments and Risk Management

        Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of our equity investments. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives, and do not enter into derivative contracts for speculative purposes. As of December 31, 2005 and 2004, we had no significant foreign currency or interest related derivative financial instruments outstanding.

Note 20: Segment Reporting

        Our two continuing business segments, DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location, are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers. Through April 22, 2005, we also operated the Network Systems segment, a provider of satellite-based private business networks and broadband Internet access. As a result of the SkyTerra transactions described in Note 3, after April 22, 2005, we no longer consolidate HNS, which formerly comprised the Network Systems segment. Eliminations and other includes the corporate office and other entities.

        Selected information for our operating segments is reported as follows:

	DIRECTV U. S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
		(Dollars in Millions)
2005
External Revenues	$12,211.3	$741.9	$211.4	$(0.1)	$13,164.5
Intersegment Revenues	4.8	0.2	—	(5.0)	—

Revenues	$12,216.1	$742.1	$211.4	$(5.1)	$13,164.5

Operating Profit (Loss)	$802.0	$(18.7)	$(60.8)	$(89.9)	$632.6
Add: Depreciation and amortization	698.2	160.2	—	(5.2)	853.2

Operating Profit (Loss) Before Depreciation and Amortization(1)	$1,500.2	$141.5	$(60.8)	$(95.1)	$1,485.8

Segment Assets	$10,525.0	$1,147.9	$—	$3,957.3	$15,630.2
Capital Expenditures(2)	782.0	90.4	18.1	33.2	923.7
2004
External Revenues	$9,738.1	$675.2	$946.7	$—	$11,360.0
Intersegment Revenues	25.8	—	152.4	(178.2)	—

Revenues	$9,763.9	$675.2	$1,099.1	$(178.2)	$11,360.0

Operating Profit (Loss)	$21.9	$(142.0)	$(1,778.5)	$(220.8)	$(2,119.4)
Add: Depreciation and amortization	561.2	187.9	95.6	(6.7)	838.0

Operating Profit (Loss) Before Depreciation and Amortization(1)	$583.1	$45.9	$(1,682.9)	$(227.5)	$(1,281.4)

Segment Assets	$8,994.2	$1,086.7	$521.1	$3,722.4	$14,324.4
Capital Expenditures(2)	671.5	81.7	132.1	137.8	1,023.1
2003
External Revenues	$7,654.1	$597.7	$1,105.2	$15.2	$9,372.2
Intersegment Revenues	41.5	—	165.8	(207.3)	—

Revenues	$7,695.6	$597.7	$1,271.0	$(192.1)	$9,372.2

Operating Profit (Loss)	$458.8	$(284.6)	$(103.4)	$(208.3)	$(137.5)
Add: Depreciation and amortization	497.0	199.3	70.8	(12.2)	754.9

Operating Profit (Loss) Before Depreciation and Amortization(1)	$955.8	$(85.3)	$(32.6)	$(220.5)	$617.4

Segment Assets	$7,285.2	$682.9	$2,555.3	$8,514.0	$19,037.4
Capital Expenditures(2)	389.0	57.9	159.6	140.9	747.4

(1)
Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption "Depreciation and amortization" to "Operating Profit (Loss)." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of Directors use Operating Profit (Loss) Before Depreciation and Amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions. We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected Operating Profit (Loss) Before Depreciation and Amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. Our management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

(2)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites.

        The following represents a reconciliation of operating profit (loss) before depreciation and amortization to reported net loss on the Consolidated Statements of Operations:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions)
Operating Profit (Loss) Before Depreciation and Amortization	$1,485.8	$(1,281.4)	$617.4
Depreciation and amortization	(853.2)	(838.0)	(754.9)

Operating Profit (Loss)	632.6	(2,119.4)	(137.5)
Interest income	150.3	50.6	28.4
Interest expense	(237.6)	(131.9)	(156.3)
Reorganization income (expense)	—	43.0	(212.3)
Other, net	(65.0)	397.6	—

Income (loss) from Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	480.3	(1,760.1)	(477.7)
Income tax (expense) benefit	(173.2)	690.6	104.3
Minority interests in net (earnings) losses of subsidiaries	(2.5)	13.1	(1.9)

Income (loss) from continuing operations before cumulative effect of accounting changes	304.6	(1,056.4)	(375.3)
Income (loss) from discontinued operations, net of taxes	31.3	(582.3)	78.1

Income (loss) before cumulative effect of accounting changes	335.9	(1,638.7)	(297.2)
Cumulative effect of accounting changes, net of taxes	—	(310.5)	(64.6)

Net Income (Loss)	$335.9	$(1,949.2)	$(361.8)

        The following table presents revenues earned from subscribers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2005		2004		2003
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
North America
United States	$12,523.9	$2,817.7	$10,410.2	$2,311.9	$8,518.9	$3,695.1
Canada and Mexico	27.1	—	133.2	5.7	152.4	92.6

Total North America	12,551.0	2,817.7	10,543.4	2,317.6	8,671.3	3,787.7

Europe
United Kingdom	—	—	30.5	—	51.1	5.4
Other	12.9	—	79.9	—	38.5	0.1

Total Europe	12.9	—	110.4	—	89.6	5.5

South America and the Caribbean
Brazil	205.9	68.8	166.3	93.6	137.7	117.7
Argentina	116.3	80.2	93.8	84.9	81.4	102.2
Venezuela	129.8	74.7	115.2	80.0	87.2	92.7
Other	110.5	33.3	193.5	119.4	150.0	84.9

Total South America and the Caribbean	562.5	257.0	568.8	377.9	456.3	397.5

Asia
Korea	—	—	14.1	—	19.2	0.2
India	12.5	—	30.7	—	36.4	7.3
China	—	—	2.9	—	16.4	1.1
Other	6.6	—	13.1	—	19.7	0.5

Total Asia	19.1	—	60.8	—	91.7	9.1

Total Middle East	15.8	—	57.4	—	28.7	—

Total Africa	3.2	—	19.2	—	34.6	—

Total	$13,164.5	$3,074.7	$11,360.0	$2,695.5	$9,372.2	$4,199.8

Note 21: Commitments and Contingencies

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2005. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        On August 27, 2004, the U.S. Bankruptcy Court, District of Maine, entered an order approving among other things, the acquisition transaction with Pegasus described above in Note 3, as well as a Global Settlement Agreement pursuant to which all pending litigation between DIRECTV U.S., us, the NRTC and Pegasus was settled and mutual releases of claims were affected. Pegasus had filed a voluntary petition for Chapter 11 bankruptcy in such court following entry of judgment on May 24, 2004 in favor of DIRECTV U.S. for approximately $63 million in a case arising out of Pegasus' breach of the parties' Seamless Marketing Agreement. This judgment was stayed under applicable bankruptcy law, and Pegasus also had filed various claims in the bankruptcy proceeding against DIRECTV U.S. and the NRTC. As part of the purchase price paid by DIRECTV U.S. in the transactions with Pegasus, DIRECTV U.S. received credit for the $63 million judgment. As a result of the settlement and release, all previously pending litigation discussed above between DIRECTV U.S., us and Pegasus has been dismissed with prejudice.

        On October 18, 2004, Darlene filed suit in the circuit court for Miami-Dade County, Florida, against us and certain of our subsidiaries (including DLA LLC), News Corporation, and others, or collectively the Defendants. The suit alleges fraud and violation of fiduciary, contractual and other duties owed Darlene and to DLA LLC by one or more of the Defendants. Among other things, Darlene alleges that the Sky Transactions were unfair to DLA LLC and its members, including Darlene. Darlene further alleges that we entered into an oral put agreement that would have required DLA LLC to acquire Darlene's interest in DLA LLC based on a pricing formula and that Darlene was fraudulently induced to release its rights under that put and other rights. Darlene seeks injunctive relief to preclude DLA LLC from consummating the Sky Transactions, $1 billion in damages and other relief. As part of the Sky Transactions, we have agreed to indemnify News Corporation against claims by Darlene against News Corporation. We believe Darlene's claims are without merit and we are defending against these claims.

        We and certain other defendants filed in state court motions to compel arbitration of certain claims and to dismiss others for improper venue, and on November 3, 2005, the judge entered an order essentially staying the proceedings pending the arbitration between Darlene, DIRECTV and DLA, LLC. We and Darlene have filed demands for arbitration under the terms of the dispute resolution provision of the DLA LLC limited liability company agreement. The parties have agreed upon a potential arbitration panel, and we anticipate that these demands for arbitration will be consolidated for hearing.

        Finally, in June 2005, we filed suit against Darlene in the United States District Court for the Southern District of New York seeking specific performance and declaratory relief with respect to the release agreement and covenant not to sue executed by Darlene in February 2004 in connection with the DLA LLC reorganization and related transactions. Darlene has filed an answer and counterclaim.

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

        As part of the sale of our interest in PanAmSat, we agreed to indemnify PanAmSat for certain taxes related to periods ending on or prior to the day of the closing in amounts equal to 80% of the first $75.0 million of such taxes and 100% of any such taxes in excess of the first $75.0 million. PanAmSat has outstanding tax claims relating to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. These claims would be subject to the indemnification provided by us. The Indian government has assessed approximately $7.3 million against one of the PanAmSat subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For the Indian tax years ended March 31, 1996 through 2002, the Indian government has assessed approximately $44.4 million in the aggregate against PanAmSat, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). PanAmSat is contesting the imposition of such taxes. If unsuccessful in its contest, PanAmSat could be subject to comparable claims for subsequent years, which would include additional years covered by the indemnification agreement.

        While the outcome of these and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material adverse effect on our consolidated results of operations or financial position.

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2005, the net book value of uninsured satellites amounted to $605.7 million.

Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $16.2 million which were undrawn at December 31, 2005.

        At December 31, 2005, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $610.9 million, payable as follows: $90.4 million in 2006, $90.2 million in 2007, $81.7 million in 2008, $67.9 million in 2009, $69.6 million in 2010 and $211.1 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease income, were $108.8 million in 2005, $180.5 million in 2004 and $177.3 million in 2003.

        We have minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, telemetry, tracking and control services, or TT&C, services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. As of December 31, 2005, minimum payments over the terms of applicable contracts are anticipated to be approximately $5,094.2 million, payable as follows: $911.0 million in 2006, $997.5 million in 2007, $944.2 million in 2008, $889.4 million in 2009, $887.1 million in 2010 and $465.0 million thereafter.

        The DLA LLC Second Amended and Restated Limited Liability Company Agreement, as amended in February 2004, or the DLA LLC Agreement, provides Darlene the right, under certain circumstances, to require us to purchase all of Darlene's equity interests in DLA LLC for

$200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that we have the right, under certain circumstances, to require Darlene to sell all of its equity interests in DLA LLC to us for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if certain conditions are satisfied, including a combination of the business or operations of DLA LLC with substantially all of the DTH satellite business or operations of Sky Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement, or a Sky Deal. We do not believe that at December 31, 2005, the conditions necessary to trigger these events had been satisfied. In addition, under the terms of the DLA LLC Agreement, from February 24, 2005 through February 24, 2010, either we or Darlene may provide notice to the other that the notifying party wishes to attempt a sale of DLA LLC or an initial public offering of the equity of DLA LLC. The delivery of such notices starts a process which, among other things, may trigger certain call rights by the non-notifying party. If such a notice were delivered by Darlene within the period provided, and independent third party appraisal of DLA LLC indicated a valuation in excess of approximately $1.6 billion, then we could be obligated to cooperate with attempts by Darlene to sell all of DLA LLC, conduct an initial public offering of the equity of DLA LLC or exercise our call rights, which would cost approximately $400 million. These rights are subject to many conditions and requirements, which are described in more detail in the DLA LLC Agreement. As discussed above, in a lawsuit filed in October 2004 by Darlene against us and others, Darlene asserts, among other claims, that it was fraudulently induced to enter into the DLA LLC Agreement and that the Sky Deal is prohibited by the DLA LLC Agreement.

Note 22: Subsequent Events

        In January 2006, we completed the sale of our remaining 50% interest in HNS LLC to SkyTerra. In exchange for our remaining 50% interest and resolution of a working capital adjustment from the April 22, 2005 transaction we received cash proceeds of $110 million. As a result of the transaction, in the first quarter of 2006, we will record a net gain and equity earnings of $24.8 million to "Other, net" in the Consolidated Statements of Operations.

        On February 7, 2006, our Board of Directors authorized a share repurchase program. Under the repurchase program, we are authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. The source of funds for the proposed purchases is from our existing cash on hand and cash from operations. We implemented the repurchase program on February 10, 2006. There is no fixed termination date for the repurchase program and purchases may be made in the open market, through block trades and other negotiated transactions. The program may be suspended, discontinued or accelerated at any time. Repurchased shares will cease to be issued and outstanding but remain authorized for registration and issuance in the future. Through March 7, 2006, we have repurchased approximately 110.3 million shares for $1.7 billion, at an average price of $15.50 per share, which includes 100 million shares of our common stock purchased from General Motors employee pension and benefit trusts.

        On February 16, 2006, we completed the acquisition of a 47% equity interest in Sky Mexico. The 47% equity interest includes a 12% interest issued by Sky Mexico that we acquired by exchanging the Sky Mexico note receivable that we received from the migration of our DIRECTV Mexico subscribers to Sky Mexico, and a 35% interest acquired from News Corporation and Liberty for $373.0 million in cash. As a result of the completion of this transaction, we will report a gain of approximately $58 million related to the exchange of the note receivable for the higher value 12% equity interest during the first quarter of 2006. Additionally, Televisa has the right to acquire a portion of our equity interest in Sky Mexico for $58.7 million upon receipt of regulatory approval. If Televisa elects to acquire this interest then our equity interest will be reduced to approximately 41%. We will account for our investment in Sky Mexico under the equity method of accounting.

* * *

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2005 Quarters
Revenues	$3,147.9	$3,187.9	$3,233.2	$3,595.5
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests	(89.1)	210.5	139.1	219.8
Income tax (expense) benefit	43.7	(75.6)	(41.7)	(99.6)
Minority interests in net (earnings) losses of subsidiaries	4.0	(4.7)	(2.8)	1.0

Income (loss) from continuing operations	(41.4)	130.2	94.6	121.2
Income from discontinued operations, net of taxes	—	31.3	—	—

Net Income (Loss)	$(41.4)	$161.5	$94.6	$121.2

Basic and diluted earnings (loss) per common share from continuing operations	$(0.03)	$0.10	$0.07	$0.09
2004 Quarters
Revenues	$2,493.2	$2,642.8	$2,861.9	$3,362.1
Income (Loss) from Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change (1)	323.0	(40.7)	(1,553.1)	(489.3)
Income tax (expense) benefit	(147.1)	20.1	624.3	193.3
Minority interests in net earnings of subsidiaries	(0.7)	3.0	3.2	7.6

Income (loss) from continuing operations before cumulative effect of accounting change	175.2	(17.6)	(925.6)	(288.4)
Income (loss) from discontinued operations, net of taxes	(503.5)	4.3	(83.0)	(0.1)

Income (loss) before cumulative effect of accounting changes	(328.3)	(13.3)	(1,008.6)	(288.5)
Cumulative effect of accounting change, net of taxes	(310.5)	—	—	—

Net Income (Loss)	$(638.8)	$(13.3)	$(1,008.6)	$(288.5)

Basic and diluted earnings (loss) per common share from continuing operations before cumulative effect of accounting change	$0.12	$(0.01)	$(0.67)	$(0.21)

(1)
Included as part of "Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting changes" are the following: for the first quarter of 2004 is a $387.1 million gain related to the sale of approximately 19 million shares of XM Satellite Radio common stock; for the third quarter of 2004 is a $1,466.1 million charge related to the assets of the SPACEWAY program for which management determined that an impairment charge was required; and for the fourth quarter of 2004 are a $190.6 million write-down of HNS assets related to the sale of HNS to SkyTerra and a $36.5 million charge principally for asset write-downs related to the on-going shut-down of DIRECTV Latin America's Mexico operations

  For additional information regarding discontinued operations and cumulative effect of accounting changes, see Part II, Item 8 of this Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and our financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2005.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

  Management's Report on Internal Control Over Financial Reporting

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

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO). Based on their assessment and those criteria, management believes that, as of December 31, 2005, our internal control over financial reporting is effective.

        Our independent registered public accounting firm has issued an audit report on management's assessment of internal control over financial reporting, which appears below.

        Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

        To the Board of Directors and Stockholders of The DIRECTV Group, Inc.
El Segundo, California

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The DIRECTV Group, Inc. ("the Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's change of its method of accounting for subscriber acquisition, upgrade and retention costs and a change in the Company's presentation of its consolidated statements of cash flows to present separate disclosure of cash flows from operating, investing and financing activates of discontinued operations.

/S/ DELOITTE & TOUCHE LLP DELOITTE & TOUCHE LLP

Los Angeles, California
March 6, 2006

ITEM 9B. OTHER INFORMATION

        None.

* * *

PART III

ITEMS 10, 11, 12, 13 and 14

        We hereby incorporate by reference information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report from The DIRECTV Group, Inc.'s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

* * *

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II
	2.	Financial Statement Schedule I—Condensed Financial Information of the Registrant	122
		Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004 and 2003	125
	3.	Exhibits
Exhibit Number	Exhibit Name
*2.1
Transaction Agreement, dated as of April 20, 2004, by and among The DIRECTV Group, Inc., PAS Merger Sub, Inc., PanAmSat Corporation and Constellation LLC (incorporated herein by reference to Exhibit 1 to Amendment No. 8 to Schedule 13D of PanAmSat Corporation as filed by The DIRECTV Group, Inc. with the Securities and Exchange Commission on April 22, 2004)
*2.2
Stock Purchase Agreement between The Boeing Company, Hughes Electronics Corporation and Hughes Telecommunications and Space Company for the purchase and sale of the outstanding capital stock of Hughes Space and Communications Company and certain additional outstanding capital stock, dated as of January 13, 2000 (incorporated herein by reference to Exhibit 2.5 to the Annual Report on Form 10-K for the year ended December 31, 1999 of Hughes Electronics Corporation)
*2.3
Stock Purchase Agreement, dated as of April 9, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hughes Electronics Corporation filed April 14, 2003 (the "April 14, 2003 8-K"))

*2.4
Amendment No. 1 to the Stock Purchase Agreement, dated as of April 25, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Hughes Electronics Corporation (Registration No. 105851), filed June 5, 2003 (the "Form S-4"))
*2.5
Amendment No. 2 to the Stock Purchase Agreement, dated as of August 20, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated herein by reference to Exhibit 2.7 to Amendment No. 2 to the Form S-4, filed August 21, 2003 ("Amendment No. 2"))
*2.6
Letter Agreement, dated as of August 15, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, GMH Merger Sub, Inc. and General Motors Corporation (incorporated herein by reference to Exhibit 2.6 to Amendment No. 2)
*2.7
Agreement and Plan of Merger, dated as of April 9, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, and GMH Merger Sub, Inc. (incorporated herein by reference to Exhibit 99.3 to the April 14, 2003 8-K)
*2.8
Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 16, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited and GMH Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.5 to Amendment No. 1 to the Form S-4, filed July 24, 2003)
*2.9
Separation Agreement, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated herein by reference to Exhibit 99.4 to the April 14, 2003 8-K)
*2.10
Letter Agreement, dated as of August 12, 2004, between The DIRECTV Group, Inc. and Constellation, LLC, and acknowledged by PanAmSat Corporation (incorporated by reference to Exhibit (d) 3 to Amendment No. 4 to Schedule 13E-3 filed with the Securities and Exchange Commission on August 12, 2004 by The DIRECTV Group, Inc. and certain other filing persons)
*3.1
Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hughes Electronics Corporation, dated December 22, 2003 (the "December 22, 2003 Form 8-K"))
*3.2
Certificate of Ownership and Merger of The DIRECTV Group, Inc. with and into Hughes Electronics Corporation dated March 16, 2004 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., dated March 16, 2004)
*3.3	Amended and Restated By-laws of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated herein by reference to Exhibit 99.3 to the December 22, 2003 Form 8-K)
*4.1
Specimen form of certificate representing common stock of The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of The DIRECTV Group, Inc. for the year ended December 31, 2003 (the "2003 Form 10-K"))

*4.2
Indenture, dated as of February 28, 2003, by and among DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and the Bank of New York as Trustee (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of Hughes Electronics Corporation, filed on May 8, 2003 (the "March 31, 2003 Form 10-Q"))
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
*4.5
Indenture, dated as of June 15, 2005, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and the Bank of New York, as trustee (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co, Inc., filed on June 20, 2005 (the "Holdings June 20, 2005 8-K")).
*4.6
Form of 6 3/8% Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to the June 20, 2005 Form 8-K) *10.Credit Agreement, dated February 24, 2004, among DIRECTV Latin America, LLC, as Borrower, the Material Subsidiaries of the Borrower Party Hereto, and Hughes Electronics Corporation, as Lender (incorporated herein by reference to Exhibit 10.20 to the 2003 Form 10-K)
*10.1
Credit Agreement, dated February 24, 2004, among DIRECTV Latin America, LLC, as Borrower, the Material Subsidiaries of the Borrower Party Hereto, and Hughes Electronics Corporation, as Lender (incorporated herein by reference to Exhibit 10.20 to the 2003 Form 10-K)
*10.2
Second Amended and Restated Limited Liability Company Agreement of DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Electronics Corporation filed March 2, 2004 (the "March 2, 2004 8-K"))
†† *10.3
Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Chase Carey (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of The DIRECTV Group, Inc. for the quarterly period ended March 31, 2004 (the "March 31, 2004 10-Q"))
†† *10.4	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Bruce Churchill (incorporated herein by reference to Exhibit 10.2 to the March 31, 2004 10-Q)
†† *10.5	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Larry Hunter (incorporated herein by reference to Exhibit 10.4 to the March 31, 2004 10-Q)

†† *10.6	Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Romulo Pontual (incorporated herein by reference to Exhibit 10.5 to the March 31, 2004 10-Q)
†† *10.7
Employment Agreement, effective as of January 1, 2004, among The DIRECTV Group, Inc., DIRECTV Holdings LLC and Mitchell Stern (incorporated herein by reference to Exhibit 10.6 to the March 31, 2004 10-Q)
†† *10.8
Employment Agreement between The DIRECTV Group, Inc. and Michael W. Palkovic effective as of March 19, 2005 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q of The DIRECTV Group, Inc. for the quarter ended March 31, 2005 (the "March 31, 2005 Form 10-Q")
*10.9
Agreement of Termination, dated as of June 1, 2004, by and between DIRECTV, Inc., as assignee of Hughes Communications Galaxy, Inc., Hughes Communications Galaxy, Inc., as predecessor-in-interest and National Rural Telecommunications Cooperative (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on June 2, 2004 ("the June 2, 2004 Form 8-K"))
*10.10
Member Offer Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on June 3, 2004)
*10.11
Asset Purchase Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc., Golden Sky Systems, Inc., and each other entity listed as a "Seller" on the signature pages thereto, DIRECTV, Inc., and, solely for purposes of Section 12.12 thereof, The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on August 3, 2004 (the "August 3, 2004 Form 8-K"))
*10.12
Cooperation Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries that are listed as a "Seller" on the signature pages to the Asset Purchase Agreement), and DIRECTV, Inc. (incorporated herein by reference to Exhibit 10.2 to the August 3, 2004 Form 8-K)
*10.13
Global Settlement Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the creditors' committee in Pegasus' Chapter 11 proceedings and certain other parties (incorporated herein by reference to Exhibit 10.3 to the August 3, 2004 Form 8-K)
*10.14	Office Sublease for Corporate Headquarters between Raytheon Company, f/k/a Hughes Aircraft Company, and DIRECTV, Inc. dated March 20, 1996 (incorporated by reference to Exhibit 10.17 of the Form S-4).
††*10.15
The DIRECTV Group, Inc. 2004 Stock Plan (incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8 of The DIRECTV Group, Inc. as filed with the Securities and Exchange Commission on June 3, 2004)

††*10.16
The DIRECTV Group, Inc. Executive Officer Cash Bonus Plan (incorporated herein by reference to Annex C to the Definitive Proxy Statement on Schedule 14A of The DIRECTV Group, Inc. as filed with the Securities and Exchange Commission on April 16, 2004)
*10.17
Brazil Business Combination Agreement, dated as October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited, The DIRECTV Group, Inc., DIRECTV Latin America, LLC and GLA Brasil Ltda. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., as filed with the Securities and Exchange Commission on October 15, 2004 (the "October 15, 2004 Form 8-K"))
*10.18
Participation Agreement, dated as of October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the October 15, 2004 Form 8-K)
*10.19
Latin America Purchase Agreement, dated as of October 8, 2004, by and between The News Corporation Limited and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.3 to the October 15, 2004 Form 8-K)
*10.20
Latin America Purchase Agreement, dated as of October 8, 2004, by and between Liberty Media International, Inc. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.4 to the October 15, 2004 Form 8-K)
*10.21
Purchase and Sale Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated herein by reference to Exhibit 10.5 to the October 15, 2004 Form 8-K)
*10.22
Option Agreement Letter, dated as of October 8, 2004, among Innova, S. de R.L. de C.V., Innova Holdings, S. de R.L. de C.V., Novavisión, S. de R.L. de C.V., Grupo Televisa, S.A., The News Corporation Limited, The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.6 to the October 15, 2004 Form 8-K)
*10.23
Post-Migration Payment Letter Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated herein by reference to Exhibit 10.7 to the October 15, 2004 Form 8-K)
*10.24
DTH Agreement, dated as of October 8, 2004, by and among Grupo Televisa, S.A., The News Corporation Limited, Innova, S. de R.L. de C.V., The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated herein by reference to Exhibit 10.8 to the October 15, 2004 Form 8-K)
*10.25
Televisa Letter Agreement, dated as of October 8, 2004, by and between Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.9 to the October 15, 2004 Form 8-K)
*10.26
Purchase and Sale Agreement (Multi-Country Platform), dated as of October 8, 2004, by and among Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.10 to the October 15, 2004 Form 8-K)

*10.27
Purchase and Sale Agreement (Multi-Country Platform), dated as of October 15, 2004, by and among Globo Comunicações e Participações S.A., DTH USA, Inc. and The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.12 to the Quarter Report on Form 10-Q of The DIRECTV Group, Inc. for the quarter ended September 30, 2004)
††*10.28
Retirement and Release Agreement, dated as of December 2, 2004, by and between The DIRECTV Group, Inc. and Eddy Hartenstein (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2004 of The DIRECTV Group, Inc. (the "2004 Form 10-K"))
††*10.29	Amended and Restated Hughes Electronics Corporation Long-Term Achievement Plan, amended and effective as of December 22, 2003 (incorporated by reference to Exhibit 10.36 to the 2004 Form 10-K)
††*10.30	Long-Term Achievement Plan Form of Award, dated April 29, 2003 (incorporated by reference to Exhibit 10.37 to the 2004 Form 10-K)
††*10.31	Hughes Electronics Corporation Executive Deferred Compensation Plan, amended and effective as of December 22, 2003 (incorporated by reference to Exhibit 10.38 to the 2004 Form 10-K)
††*10.32	Performance Stock Unit Award Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.39 to the 2004 Form 10-K)
††*10.33	Non-Qualified Stock Option Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.40 to the 2004 Form 10-K)
††*10.34	Performance Stock Unit Award Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Mitchell Stern (incorporated by reference to Exhibit 10.41 to the 2004 Form 10-K)
*10.35
First Amended and Restated Registration Rights Agreement, by and among General Motors Corporation and United States Trust Company of New York, as Trustee of The General Motors Special Hourly Employees Pension Trust, as Trustee of The General Motors Special Salaried Employees Pension Trust and as Trustee of The Sub-Trust of The General Motors Welfare Benefit Trust (incorporated by reference to Exhibit 10.42 to the 2004 Form 10-K)
*10.36	Succession Agreement, dated as of December 22, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 10.43 to the 2004 Form 10-K)
*10.37
Contribution and Membership Interest Purchase Agreement, dated as of December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc., dated December 3, 2004)
††*10.38
Terms and Conditions of restricted stock unit awards to independent directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc. filed February 15, 2005 (the "February 15, 2005 8-K"))

††*10.39	Terms and Conditions of restricted stock unit awards to applicable executive officers (incorporated herein by reference to Exhibit 10.2 to the February 15, 2005 Form 8-K)
††*10.40
Amended and Restated Executive Change in Control Severance Agreement, dated as of July 3, 2001 by and between Hughes Electronics Corporation and Patrick Doyle (incorporated by reference to Exhibit 10.48 to the 2004 Form 10-K)
††*10.41
Amended and Restated Executive Change in Control Severance Agreement, dated as of July 3, 2001 by and between Hughes Electronics Corporation and Larry Hunter (incorporated by reference to Exhibit 10.49 to the 2004 Form 10-K)
††*10.42
Acknowledgement Agreement and Amendment to Executive Change in Control Severance Agreement, entered into on December 22, 2003, by and between Hughes Electronics Corporation and Patrick Doyle (incorporated by reference to Exhibit 10.51 to the 2004 Form 10-K)
††*10.43
Acknowledgement Agreement and Amendment to Executive Change in Control Severance Agreement, entered into on December 22, 2003, by and between Hughes Electronics Corporation and Larry Hunter (incorporated by reference to Exhibit 10.52 to the 2004 Form 10-K)
*10.44	Employee Matters Agreement, dated as of April 9, 2003, by and between Hughes Electronics Corporation and The News Corporation Limited (incorporated by reference to Exhibit 99.5 to the Form S-4)
*10.45	Special Employee Items Agreement, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.4 to the Form S-4)
*10.46
Amended and Restated Agreement for the Allocation of United States Income Taxes, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Form S-4)
††*10.47
Executive Change in Control Agreement Amended by and between The DIRECTV Group, Inc. and Michael W. Palkovic, as amended and restated through February 1, 2004 (incorporated herein by reference to Exhibit 10.8 of the March 31, 2005 Form 10-Q)
*10.48	Services Agreement dated November 1, 2005 by and between News Corporation and The DIRECTV Group, Inc (incorporated herein by reference to Exhibit 10.1 of the September 30, 2005 Form 10-Q)
*10.49
Terms and Conditions of restricted stock unit awards to independent director (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc. filed February 10, 2006 (the "February 10, 2006 8-K"))
*10.50	Terms and Conditions of restricted stock unit awards to applicable executive officers (incorporated herein by reference to Exhibit 10.2 to the February 10, 2006 Form 8-K).
*10.51
Letter Agreement dated February 24, 2006 between The DIRECTV Group, Inc. and United States Trust Company of New York acting in its capacity as independent trustee for the General Motors Special Hourly Employees Pension Trust, the General Motors Special Salaried Employees Pension Trust and the Sub-Trust of the General Motors Welfare Benefit Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc. filed March 1, 2006)

**10.52	First Amendment to Hughes Electronics Corporation Executive Deferred Compensation Plan dated November 2005
*14	Hughes Electronics Corporation Code of Ethics and Business Conduct, adopted January 28, 2004 (incorporated herein by reference to Exhibit 14 to the 2003 Form 10-K)
**21	Subsidiaries of the Registrant as of December 31, 2005
**23	Consent of Deloitte & Touche LLP
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.1	First Amended Plan of Reorganization of DIRECTV Latin America, LLC Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 99.2 to the March 2, 2004 8-K)
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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions)
Operating Costs and Expenses
General and administrative expenses	$91.2	$227.8	$253.6

Total Operating Costs and Expenses	91.2	227.8	253.6
Operating Loss	(91.2)	(227.8)	(253.6)
Interest income	109.8	46.5	91.6
Interest expense	(4.7)	(4.6)	(49.8)
Equity in net earnings (losses) of subsidiaries	464.9	(1,342.4)	(366.8)
Reorganization expense	—	(8.6)	(7.0)
Other, net	(1.0)	(683.8)	37.2

Income (loss) Before Income Taxes	477.8	(2,220.7)	(548.4)
Income tax (expense) benefit	(141.9)	271.5	186.6

Net Income (Loss)	$335.9	$(1,949.2)	$(361.8)

CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2005	2004
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$2,435.0	$2,179.8
Short-term investments	683.2	522.6
Accounts and interest receivables from subsidiaries	41.3	26.3
Deferred income taxes	13.8	30.7
Prepaid expenses and other	199.6	34.4

Total Current Assets	3,372.9	2,793.8
Deferred Income Taxes	164.9	178.8
Loans Receivable from Subsidiaries	—	875.0
Investments in Subsidiaries	4,717.1	4,116.3
Other Assets	126.1	155.1

Total Assets	$8,381.0	$8,119.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued liabilities and other	$100.8	$169.9

Total Current Liabilities	100.8	169.9
Other Liabilities and Deferred Credits	340.2	442.0
Commitments and Contingencies
Stockholders' Equity	7,940.0	7,507.1

Total Liabilities and Stockholders' Equity	$8,381.0	$8,119.0

Reference should be made to the Notes to the Condensed Financial Statements.

CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Used in Operating Activities	$(369.9)	$(45.0)	$(268.7)

Cash Flows from Investing Activities
Purchase of short-term investments	(4,672.7)	(4,255.3)	(2,475.1)
Sale of short-term investments	4,512.1	4,077.5	2,130.3
Net investments in subsidiaries	(149.8)	1,836.6	2,221.7
Net (increase) decrease in loans to subsidiaries	875.0	(875.0)	(108.0)
Proceeds from sale of investments	37.0	510.5	—
Cash paid for property, equipment and satellites	(27.9)	(42.6)	—
Other, net	6.2	14.8	(40.3)

Net Cash Provided by Investing Activities	579.9	1,266.5	1,728.6

Cash Flows from Financing Activities
Net decrease in notes and loans payable	—	—	(506.3)
Stock options exercised	45.2	23.0	17.7
Special cash dividend paid to General Motors	—	—	(275.0)

Net Cash Provided by (Used in) Financing Activities	45.2	23.0	(763.6)

Net increase in cash and cash equivalents	255.2	1,244.5	696.3
Cash and cash equivalents at beginning of the year	2,179.8	935.3	239.0

Cash and cash equivalents at end of the year	$2,435.0	$2,179.8	$935.3

Reference should be made to the Notes to the Condensed Financial Statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

        As discussed in Note 9 of the Notes to the Consolidated Financial Statements, the terms of the DIRECTV Holdings LLC credit facility limit DIRECTV Holdings LLC and its respective subsidiaries from transferring funds to us in the form of cash dividends, loans or advances. In the parent company only financial statements, we state our investments in subsidiaries at cost, net of equity in earnings (losses) of subsidiaries, since the date of formation/acquisition. As a result, we include our interest in the net assets of DIRECTV Holdings LLC, which total about $3.3 billion and $2.4 billion at December 31, 2005 and 2004, respectively, in "Investments in Subsidiaries" in the accompanying Condensed Balance Sheets of the parent company. The parent company only financial statements and related notes should be read in conjunction with our consolidated financial statements and notes thereto.

Note 2: Loss on Sale of PanAmSat

        On August 20, 2004, we completed the sale of our approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P for $2.64 billion in cash. We recorded a pre-tax loss of $1,078.1 million in "Other, net" in 2004 in the accompanying Condensed Statements of Operations as a result of this transaction. The $2.64 billion in cash received for this transaction is reflected in "Net investment in subsidiaries" in the Condensed Statements of Cash Flows. See Note 3 of the Notes to the Consolidated Financial Statements for more information.

Note 3: Loans Receivable from Subsidiaries

        On August 27, 2004, in connection with the completion of the Pegasus and NRTC transactions described in Note 3 of the Notes to the Consolidated Financial Statements, we provided DIRECTV U.S. $875.0 million in the form a unsecured promissory note. DIRECTV U.S. repaid the $875.0 note in full during the second quarter of 2005.

Note 4: Credit Facilities

        See Note 9 of the Notes to the Consolidated Financial Statements.

Note 5: Contingencies

        See Note 21 of the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2005
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(121.7)	$(248.7)	$(101.3	)(a)	$356.8	(b)	$(114.9)

For the Year Ended December 31, 2004
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(112.7)	$(207.9)	$(77.9)	(a)	$276.8	(b)	$(121.7)

For the Year Ended December 31, 2003
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(91.0)	$(181.7)	$(80.9	)(a)	$240.9	(b)	$(112.7)

  (a)
  Primarily reflects the recovery of accounts previously written-off.

  (b)
  Primarily relates to accounts written-off.

        Reference should be made to the Notes to the Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: March 10, 2006
	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic (Executive Vice President and Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 10th day of March 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ K. RUPERT MURDOCH (K. Rupert Murdoch)	Chairman of the Board of Directors
/s/ CHASE CAREY (Chase Carey)	Director, President and Chief Executive Officer	}	Principal Executive Officer
/s/ MICHAEL W. PALKOVIC (Michael W. Palkovic)	Executive Vice President and Chief Financial Officer	}	Principal Financial Officer
/s/ PATRICK T. DOYLE (Patrick T. Doyle)	Senior Vice President, Treasurer and Controller	}	Principal Accounting Officer
/s/ NEIL R. AUSTRIAN (Neil R. Austrian)	Director
/s/ RALPH F. BOYD, JR. (Ralph F. Boyd, Jr.)	Director
/s/ PETER CHERNIN (Peter Chernin)	Director
/s/ JAMES M. CORNELIUS (James M. Cornelius)	Director
/s/ DAVID F. DEVOE (David F. DeVoe)	Director
/s/ NANCY S. NEWCOMB (Nancy Newcomb)	Director

/s/ CHARLES R. LEE (Charles R. Lee)	Director
/s/ PETER A. LUND (Peter A. Lund)	Director
/s/ HAIM SABAN (Haim Saban)	Director

* * *

EXHIBIT INDEX

Exhibit Number	Exhibit Name
**10.52	First Amendment to Hughes Electronics Corporation Executive Deferred Compensation Plan dated November 2005
**21	Subsidiaries of the Registrant as of December 31, 2005
**23	Consent of Deloitte & Touche LLP
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMARY DATA—(concluded)
  RESULTS OF OPERATIONS
  Executive Overview and Outlook
  2005 Compared To 2004
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE DIRECTV GROUP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
  ITEM 9B. OTHER INFORMATION
PART III
  ITEMS 10, 11, 12, 13 and 14
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
CONDENSED STATEMENTS OF CASH FLOWS (Parent Company Only)
THE DIRECTV GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
EXHIBIT INDEX