Form 10-Q
period 2006-03-31
DIRECTV GROUP INC
filed 2006-05-08
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                             to

Commission file number 1-31945

THE DIRECTV GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-1106564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2230 East Imperial Highway El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

(310) 964-5000
(Registrant's telephone number, including area code)

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

        As of May 2, 2006, the registrant had 1,273,614,089 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$3,385.6	$3,147.9
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,399.2	1,344.9
Subscriber service expenses	248.2	232.1
Broadcast operations expenses	70.9	62.2
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	587.1	761.2
Upgrade and retention costs	295.1	254.5
General and administrative expenses	237.2	314.3
(Gain) loss from asset sales and impairment charges, net	(57.0)	20.9
Depreciation and amortization expense	212.8	212.0

Total Operating Costs and Expenses	2,993.5	3,202.1

Operating Profit (Loss)	392.1	(54.2)
Interest income	47.2	22.1
Interest expense	(58.7)	(55.3)
Other, net	21.6	(1.7)

Income (Loss) Before Income Taxes and Minority Interests	402.2	(89.1)
Income tax (expense) benefit	(160.7)	43.7
Minority interests in net (earnings) losses of subsidiaries	(6.3)	4.0

Net Income (Loss)	$235.2	$(41.4)

Basic and Diluted Income (Loss) Per Common Share	$0.17	$(0.03)

Weighted average number of common shares outstanding (in millions)
Basic	1,347.0	1,386.0
Diluted	1,352.8	1,386.0

Reference should be made to the Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
	(Dollars in Millions, Except Per Share Amounts)
ASSETS
Current Assets
Cash and cash equivalents	$2,126.4	$3,701.3
Short-term investments	368.8	683.2
Accounts receivable, net of allowances of $98.2 and $114.9	874.1	1,033.2
Inventories	310.7	283.1
Deferred income taxes	154.4	163.3
Prepaid expenses and other	313.4	232.3

Total Current Assets	4,147.8	6,096.4
Satellites, net	1,862.6	1,875.5
Property and Equipment, net	1,307.3	1,199.2
Goodwill	3,045.3	3,045.3
Intangible Assets, net	1,811.2	1,878.0
Deferred Income Taxes	361.2	492.4
Investments and Other Assets	1,348.4	1,043.4

Total Assets	$13,883.8	$15,630.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,362.0	$2,541.8
Unearned subscriber revenues and deferred credits	279.8	276.6
Short-term borrowings and current portion of long-term debt	11.7	9.7

Total Current Liabilities	2,653.5	2,828.1
Long-Term Debt	3,402.7	3,405.3
Other Liabilities and Deferred Credits	1,367.5	1,407.6
Commitments and Contingencies
Minority Interests	55.5	49.2
Stockholders' Equity
Common stock and additional paid-in capital — $0.01 par value, 3,000,000,000 shares authorized; 1,277,934,013 shares and 1,391,031,989 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	10,075.5	10,956.2
Retained earnings (deficit)	(3,652.2)	(3,002.2)
Accumulated Other Comprehensive Loss	(18.7)	(14.0)

Total Stockholders' Equity	6,404.6	7,940.0

Total Liabilities and Stockholders' Equity	$13,883.8	$15,630.2

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in Millions)
Cash Flows From Operating Activities
Net Income (Loss)	$235.2	$(41.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	212.8	212.0
(Gain) loss from asset sales and impairment charges, net	(57.0)	20.9
Net (gain) loss from sale of investments	(14.4)	1.6
Loss on disposal of fixed assets	6.6	0.2
Share-based compensation expense	11.2	10.9
Deferred income taxes and other	138.0	(47.2)
Change in other operating assets and liabilities:
Accounts receivable	165.2	47.5
Inventories	(27.6)	(142.5)
Prepaid expenses and other	(30.9)	(39.9)
Accounts payable and accrued liabilities	(188.7)	37.7
Unearned subscriber revenue and deferred credits	3.2	(25.5)
Other, net	(13.8)	(30.5)

Net Cash Provided by Operating Activities	439.8	3.8

Cash Flows From Investing Activities
Purchase of short-term investments	(1,163.4)	(1,031.9)
Sale of short-term investments	1,477.5	1,557.8
Cash paid for investments	(384.4)	—
Proceeds from sale of investments	115.9	79.2
Cash paid for property and equipment	(213.7)	(73.2)
Cash paid for satellites	(56.6)	(132.4)
Other, net	(12.3)	(0.6)

Net Cash Provided by (Used in) Investing Activities	(237.0)	398.9

Cash Flows From Financing Activities
Common shares repurchased and retired	(1,779.3)	—
Net increase (decrease) in short-term borrowings	(0.6)	1.2
Repayment of long-term debt	—	(10.8)
Repayment of other long-term obligations	(23.5)	(22.9)
Stock options exercised	24.2	0.9
Excess tax benefit from share-based compensation	1.5	—

Net Cash Used in Financing Activities	(1,777.7)	(31.6)

Net increase (decrease) in cash and cash equivalents	(1,574.9)	371.1
Cash and cash equivalents at beginning of the period	3,701.3	2,307.4

Cash and cash equivalents at end of the period	$2,126.4	$2,678.5

Supplemental Cash Flow Information
Cash paid for interest	$60.9	$82.9
Cash paid for income taxes	1.9	2.7

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        The DIRECTV Group, Inc., which we refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America. Our business units include our wholly-owned subsidiary, DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., and DIRECTV Latin America, or DTVLA, which is comprised of a group of companies that primarily includes our approximate 86% owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, and its wholly-owned local operating companies, or LOCs, and, beginning February 16, 2006, our equity method investment in Innova, S. de R.L. de C.V., which we refer to as Sky Mexico.

        In April 2005, we completed the sale of a 50% interest in Hughes Network Systems, LLC, or HNS LLC, an entity that owns substantially all of the net assets of Hughes Network Systems, Inc., or HNS, to SkyTerra Communications, Inc., or SkyTerra. HNS' operating results are included in continuing operations in our Consolidated Statements of Operations through April 22, 2005, the divestiture date. Subsequent to April 22, 2005, we accounted for our investment in HNS LLC under the equity method of accounting, and accordingly, recorded our interest in HNS LLC's net income in "Other, net" in our Consolidated Statements of Operations. Please refer to Note 4 for additional information regarding the divestiture of our investment in HNS LLC.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC, on March 10, 2006 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Share-Based Payments

        On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this standard did not have a significant impact on our consolidated results of operations or financial position, as the calculation of compensation costs under SFAS No. 123R is substantially similar to the calculation we applied under SFAS No. 123. However, as a result of the adoption of SFAS No 123R, beginning in the first quarter of 2006, we report the excess income tax benefit associated with the exercise of stock options or pay-out of restricted stock units as a cash flow from financing activities in our consolidated statements of cash flows.

        Under The DIRECTV Group, Inc. 2004 Stock Plan, or the 2004 Plan, as approved by our stockholders on June 2, 2004, shares, rights or options to acquire up to 21 million shares of common stock plus any awards cancelled, forfeited or expired from the former Hughes Electronics Corporation Incentive Plan, or the HEC Plan, on a cumulative basis were authorized for grant through March 16, 2014, subject to Compensation Committee approval. We issue new shares of our common stock when restricted stock units are earned and when stock options are exercised.

  Restricted Stock Units

        The Compensation Committee has granted restricted stock units under the 2004 Plan and the HEC Plan to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our common stock. Final payment can be reduced from the target award amounts based on our company's performance over a three or four year performance period in comparison with pre-established targets. We record compensation expense for our restricted stock units on a straight-line basis over the service period of up to four years based upon the value of the award on the date approved, taking into consideration estimated forfeitures and anticipated payout percentages related to the achievement of performance targets.

        Changes in the status of outstanding restricted stock units were as follows:

	Share Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	7,582,993	$16.03
Granted	2,749,425	13.57
Distributed	(1,130,277)	10.07
Forfeited	(516,732)	17.08

Nonvested at March 31, 2006	8,685,409	15.95

        As of March 31, 2006, unvested restricted stock units have an aggregate intrinsic value of $142.5 million and a weighted average remaining vesting period of 1.8 years.

        As of March 31, 2006, there was $72.1 million of unrecognized compensation expense related to unvested restricted stock units that we expect to recognize as follows: $31.7 million in the remainder of 2006, $29.9 million in 2007 and $10.5 million in 2008.

  Stock Options

        The Compensation Committee has also granted stock options to acquire our common stock under the 2004 Plan and the HEC Plan to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair market value of the common stock on the date the options were granted. These nonqualified options generally vested over one to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions. We record compensation expense for our stock options on a straight-line basis over the vesting period taking into consideration estimated forfeitures. All options granted to our employees were fully vested as of December 31, 2005, and there were no stock options granted to our employees during 2006 or 2005.

        Changes in the status of outstanding options during the three months ended March 31, 2006 were as follows:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding at December 31, 2005	78,714,506	$24.52
Granted	—	—
Exercised	(2,445,107)	10.98
Forfeited or expired	(82,900)	27.51

Outstanding at March 31, 2006	76,186,499	24.95

Exercisable at March 31, 2006	76,186,499	24.95

        As of March 31, 2006, our outstanding stock options have an aggregate intrinsic value of $60.8 million and a weighted average remaining contractual life of approximately 4 years.

        We recorded share-based compensation expense, which includes compensation costs associated with restricted stock units and stock options, as applicable, of $11.2 million for the three months ended March 31, 2006 and $10.9 million for the three months ended March 31, 2005. We received $24.2 million of cash from stock options exercised and realized actual tax benefits for the deduction of share-based compensation expense of $11.1 million for the three months ended March 31, 2006. We received $0.9 million of cash from stock options exercised and realized actual tax benefits for the deduction of share-based compensation expense in the amount of $9.1 million for the three months ended March 31, 2005.

Note 3: Subscriber Acquisition and Upgrade and Retention Costs

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Pursuant to our policies for subscriber acquisition and upgrade and retention costs, set-top receivers leased to new and existing subscribers are capitalized and depreciated over their estimated useful lives. DIRECTV U.S. subscribers who lease their set-top receivers pay a monthly lease fee for each set-top receiver leased in lieu of a monthly mirroring fee. Prior to March 1, 2006, set-top receivers provided to new and existing DIRECTV U.S. subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. We expect with the introduction of the lease program that we will lease most of the set-top receivers provided to new and existing DIRECTV U.S. subscribers.

Note 4: Acquisitions and Divestitures

Acquisitions

  Sky Transactions

        On October 11, 2004, we announced a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International, or Liberty which we refer to as the Sky Transactions as further described below.

        As part of the Sky Transactions, DIRECTV Brasil and Sky Brasil have agreed to merge, with our DIRECTV Brasil subscribers migrating to the Sky Brasil platform. In addition, we intend to acquire the interests of News Corporation and Liberty in Sky Brasil upon completion, acquiring in excess of 70% of the merged platform. The transactions in Brazil are subject to local regulatory approval, which we expect to receive in the second half of 2006. If we do not obtain required regulatory approvals, we may consider selling or shutting down DIRECTV Brasil with the expectation that following such an alternative transaction, we would be able to obtain regulatory approval to purchase the interests of News Corporation and Liberty in Sky Brasil. We expect to pay approximately $398 million, which remains subject to adjustment, for the acquisition of the News Corporation and Liberty interests in Sky Brasil, of which $368 million was prepaid in October 2004. The prepayment, which is included in "Investments and Other Assets" in our Consolidated Balance Sheets as of March 31, 2006, must be refunded should the transactions be terminated due to the inability to obtain local regulatory approval. The remaining consideration will be paid at the close of the transaction. We will consolidate the operations of Sky Brasil and have agreed to guarantee all of Sky Brasil's approximately $210 million of outstanding bank debt as well as all of its long-term satellite transponder obligations upon receipt of local regulatory approval. Upon completion of this transaction, we expect to incur incremental costs and charges resulting from the merger of DIRECTV Brasil with Sky Brasil, and the transfer of our DIRECTV subscribers to the Sky Brasil platform.

        Also as part of the Sky Transactions, DTVLA's local operating company in Mexico, DIRECTV Mexico, sold its subscriber list to Sky Mexico and, after completing the transfer of its subscribers to Sky Mexico, ceased providing services in the third quarter of 2005. In February 2006, we received a 12% equity interest in Sky Mexico resulting from the sale of our DIRECTV Mexico subscribers to Sky Mexico. Upon completion of the Sky Mexico transactions in February 2006 we recorded a gain of $57.0 million in "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations and the note receivable that we had previously received from Sky Mexico was cancelled. Also in February 2006, we completed the acquisition of News Corporation's and Liberty's equity interests in Sky Mexico for $373.0 million in cash bringing our total equity interest in Sky Mexico to 47%. On April 27, 2006, Televisa acquired a portion of our equity interest in Sky Mexico for $58.7 million in cash, which reduced our equity interest in Sky Mexico to approximately 41%. We account for our investment in Sky Mexico using the equity method of accounting. See Note 6 for additional information regarding this investment.

        As part of the acquisition of Sky Multi-Country Partners and related entities, or PanAmericana, in 2004 for $30 million in cash, News Corporation has agreed to reimburse us $127 million for Sky's PanAmericana entities' net liabilities we assumed. The present value of News Corporation's $127 million future reimbursement to us is included in "Investments and Other Assets" in our Consolidated Balance Sheets as of March 31, 2006. We will receive the $127 million reimbursement from News Corporation at the completion of the Sky Brasil transaction.

Divestitures

  Hughes Network Systems

        On December 6, 2004, we announced an agreement to sell a 50% interest in HNS LLC to SkyTerra. On April 22, 2005, upon receipt of regulatory approval and completion of the required financing transactions, we completed the contribution of the HNS net assets to HNS LLC, and the sale of the 50% interest in HNS LLC to SkyTerra. In exchange for our contribution of the HNS assets to HNS LLC we received cash proceeds of $196.0 million, and for the sale of the 50% interest in HNS LLC, we received proceeds of $61.4 million, including cash of $50.0 million, and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million.

        As a result of this transaction, we recorded a pre-tax charge of $20.9 million in the first quarter of 2005 to "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations, which includes a charge for leased facilities that were vacated during the quarter.

        We include HNS' operating results in continuing operations in our Consolidated Statements of Operations through April 22, 2005. The following table sets forth our pro forma revenues and operating loss excluding the HNS operations that were contributed as part of the SkyTerra transaction:

Three Months Ended March 31, 2005
(Dollars in Millions)
Revenues	$2,984.4
Operating loss	(1.4)

        In January 2006, we completed the sale of our remaining 50% interest in HNS LLC to SkyTerra and resolved a working capital adjustment from the prior transaction in exchange for $110.0 million in cash, which resulted in our recording a gain of $13.5 million related to the sale, in addition to equity earnings of HNS LLC of $11.3 million in "Other, net" in the Consolidated Statements of Operations.

Note 5: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		March 31, 2006			December 31, 2005
	Estimated Useful Lives (years)
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital license	5	181.8	64.3	117.5	162.6	54.4	108.2
Subscriber related	5-10	1,341.9	412.3	929.6	1,340.1	348.7	991.4
Dealer network	15	130.0	55.5	74.5	130.0	53.1	76.9
Distribution rights	7	334.1	86.7	247.4	334.1	74.8	259.3
Intangible pension asset	—	9.8	—	9.8	9.8	—	9.8

Total Intangible Assets		$2,460.6	$649.4	$1,811.2	$2,439.6	$561.6	$1,878.0

        Amortization expense for intangible assets was $87.8 million for the three month period ended March 31, 2006 and $87.7 million for the three month period ended March 31, 2005.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $263.2 million in the remainder of 2006; $350.9 million in 2007; $350.9 million in 2008; $258.1 million in 2009; $89.2 million in 2010; and $56.7 million thereafter.

Note 6: Investments

Equity Method Investments

        As discussed in Note 4, we acquired an equity interest in Sky Mexico in February 2006. The purchase price of our investment in Sky Mexico exceeded our proportionate share of Sky Mexico's underlying net assets by approximately $450 million on the date of acquisition. We have allocated the excess purchase price to both amortized intangible assets and to indefinite-lived intangible assets and goodwill based upon a preliminary valuation. We expect to complete our final valuation and allocation later in 2006. During the first quarter of 2006, we recorded equity losses from our investment in Sky Mexico of $2.7 million, including amortization expense of $4.0 million.

        See Note 4 regarding the sale of our investment in HNS LLC during the first quarter of 2006.

Cost Method Investments

        During the first quarter of 2006, we sold other investments for $12.3 million, of which $4.5 million in net cash was received in the first quarter of 2006 and $7.8 million was received in April 2006. As a result of these transactions we recognized a $0.9 million pre-tax gain in "Other, net" in the Consolidated Statements of Operations.

        During the first quarter of 2005, we sold other investments for $79.2 million in cash that resulted in a net pre-tax loss of $1.6 million that we recorded in "Other, net" in the Consolidated Statements of Operations for the three month period ended March 31, 2005.

Note 7: Debt

	Interest Rates at March 31, 2006	March 31, 2006	December 31, 2005
		(Dollars in Millions)
8.375% senior notes	8.375%	$910.0	$910.0
6.375% senior notes	6.375%	1,000.0	1,000.0
Senior secured credit facility	6.110%	1,500.0	1,500.0
Other debt	—	4.4	5.0

Total debt		3,414.4	3,415.0
Less current portion of long-term debt		11.7	9.7

Long-term debt		$3,402.7	$3,405.3

        The fair value of our 8.375% senior notes was approximately $974.8 million at March 31, 2006 and approximately $982.3 million at December 31, 2005. The fair value of our 6.375% senior notes was approximately $989.3 million at March 31, 2006 and approximately $983.8 million at December 31, 2005. We calculated the fair values based on quoted market prices on those dates.

        Our notes payable and senior secured credit facility mature as follows: $8.9 million in the remainder of 2006, $10.1 million in 2007, $47.6 million in 2008, $97.6 million in 2009, $297.5 million in 2010 and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2005. The amount of interest accrued related to our outstanding debt was $25.1 million at March 31, 2006 and $28.4 million at December 31, 2005. The unamortized bond premium included in other debt was $3.0 million as of March 31, 2006 and $3.1 million as of December 31, 2005.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At March 31, 2006, DIRECTV U.S. was in compliance with all such covenants.

Note 8: Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the period	$3.6	$8.3	$0.1	$0.1
Interest accrued on benefits earned in prior periods	6.2	13.1	0.3	0.3
Expected return on assets	(7.1)	(11.9)	—	—
Amortization components
Amount resulting from changes in plan provisions	0.3	0.8	(0.1)	—
Net amount resulting from changes in plan experience and actuarial assumptions	1.4	2.2	0.1	—

Subtotal	4.4	12.5	0.4	0.4
Other costs
Settlement costs	—	5.5	—	—

Net periodic benefit cost	$4.4	$18.0	$0.4	$0.4

Employer Contributions

        During the three months ended March 31, 2006, we contributed $4.5 million to our nonqualified pension plan. We expect to contribute approximately $65.0 million to our qualified pension plan and $12.4 million to our nonqualified pension plans in the remainder of 2006.

Note 9: Commitments and Contingencies

Commitments

        At March 31, 2006, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $597.2 million, payable as follows: $73.7 million for the remainder of 2006, $90.6 million in 2007, $81.9 million in 2008, $68.2 million in 2009, $69.3 million in 2010 and $213.5 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expense under operating leases, net of sublease income, was $27.7 million for the three months ended March 31, 2006 and $30.1 million for the three months ended March 31, 2005.

        We have minimum commitments under agreements for broadcast programming, the purchase of services that we have outsourced to third parties, such as call center operations, billing services and satellite telemetry, tracking and control, and satellite construction and launch contracts. As of March 31, 2006, minimum payments over the terms of applicable agreements are anticipated to be approximately $4,909.3 million, payable as follows: $722.3 million in the remainder of 2006, $1,003.6 million in 2007, $944.1 million in 2008, $890.2 million in 2009, $887.4 million in 2010 and $461.7 million thereafter. Due to the uncertainty of the timing of payments, we exclude from the minimum payments above DIRECTV U.S.' remaining commitment to purchase in excess of $200.0 million of set-top receivers from a manufacturer by June 2007.

        As of March 31, 2006, we are required to make principal payments for other long term obligations of $480.6 million, which is payable approximately as follows: $73.2 million for the remainder of 2006, $103.8 million in 2007, $92.8 million in 2008, $79.9 million in 2009, $83.3 million in 2010 and $47.6 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets.

Contingencies

  DLA LLC Equity Rights

        The DLA LLC Second Amended and Restated Limited Liability Company Agreement, or the DLA LLC Agreement, as amended in February 2004, provides Darlene Investments LLC, or Darlene, the right, under certain circumstances, to require us to purchase all of Darlene's equity interests in DLA LLC for $200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that we have the right, under certain circumstances, to require Darlene to sell all of its equity interests in DLA LLC to us for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if certain conditions are satisfied, including a combination of the business or operations of DLA LLC with substantially all of the direct-to-home, or DTH, satellite business or operations of Sky Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement, or a Sky Deal. The closing of the Sky Mexico transaction satisfies the requirement for a combination with the business or operations of Sky Latin America. However, we believe that certain other conditions necessary to trigger these events have not been satisfied. In addition, under the terms of the DLA LLC Agreement, from February 24, 2005 through February 24, 2010, either we or Darlene may provide notice to the other that the notifying party wishes to attempt a sale of DLA LLC or an initial public offering of the equity of DLA LLC. The delivery of such notices starts a process which, among other things, may trigger certain call rights by the non-notifying party. If Darlene were to deliver such a notice within the period provided, and independent third party appraisal of DLA LLC indicated a valuation in excess of approximately $1.6 billion, then we could be obligated to cooperate with attempts by Darlene to sell all of DLA LLC, conduct an initial public offering of the equity of DLA LLC or exercise our call rights, which would cost approximately $400 million. These rights are subject to many conditions and requirements, which are described in more detail in the DLA LLC Agreement.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2006. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        On October 18, 2004, Darlene filed suit in the circuit court for Miami-Dade County, Florida, against us and certain of our subsidiaries (including DLA LLC), News Corporation, and others, or collectively the Defendants. The suit alleges fraud and violation of fiduciary, contractual and other duties owed to Darlene and to DLA LLC by one or more of the Defendants. Among other things, Darlene alleges that the Sky Transactions were unfair to DLA LLC and its members, including Darlene. Darlene further alleges that we entered into an oral put agreement that would have required DLA LLC to acquire Darlene's interest in DLA LLC based on a pricing formula and that Darlene was fraudulently induced to release its rights under that put and other rights. Darlene seeks injunctive relief to preclude DLA LLC from consummating the Sky Transactions, $1 billion in damages and other relief. As part of the Sky Transactions, we have agreed to indemnify News Corporation against claims by Darlene against News Corporation. We believe Darlene's claims are without merit and we are defending against these claims.

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

  Income Tax Matters

        We have received tax assessments from certain foreign jurisdictions and have agreed to indemnify previously divested businesses for certain tax assessments relating to periods prior to their respective divestitures. These assessments are in various stages of the administrative process or litigation, and we believe we have adequately provided for any related liability.

        While the outcome of these assessments and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material effect on our consolidated results of operations or financial position.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures if the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2006, the net book value of uninsured satellites amounted to $564.7 million.

  Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $11.7 million which were undrawn at March 31, 2006.

Note 10: Related-Party Transactions

        In the ordinary course of operations, we enter into transactions with related parties. News Corporation and its affiliates are considered related parties because News Corporation owns approximately 37% of our outstanding common stock. Companies in which we hold equity method investments are also considered related parties, which include Sky Mexico from the acquisition on February 16, 2006, and HNS LLC from April 22, 2005, until the investment was sold in January 2006. We have the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended March 31,
	2006	2005
	(Dollars in Millions)
Sales	$6.3	$6.1
Purchases	198.1	154.6

        The following table sets forth the amount of accounts receivable from, and accounts payable to, related parties as of the periods presented:

	March 31, 2006	December 31, 2005
	(Dollars in Millions)
Accounts receivable	$7.1	$8.2
Accounts payable	156.4	154.0

        The accounts receivable and accounts payable balances as of March 31, 2006 and December 31, 2005 are primarily related to affiliates of News Corporation.

        In addition to the items described above, we have agreed to purchase News Corporation's interests in the Sky Latin America businesses. We paid $342.5 million in 2004 for the acquisition of the Sky Brasil and Sky Multi-Country Partners entities and $285 million in February 2006 for the interest in Sky Mexico. At the close of the Sky Brasil transaction, we expect to receive a payment of approximately $97 million from News Corporation, subject to adjustment, which represents a $127 million payment for our assumption of certain liabilities of Sky Multi-Country Partners, net of a final payment for the acquisition of the interest in Sky Brasil.

Note 11: Earnings (Loss) Per Common Share

        We compute Basic Earnings (Loss) Per Common Share, or EPS, by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which we exclude from the computation in loss periods as their effect would be antidilutive. We also exclude common stock options from the computation of diluted EPS when the exercise price is greater than the average market price of our common stock. Our existing common equivalent shares consist entirely of common stock options and restricted stock units issued to employees. We excluded 66.0 million shares of common stock for the three months ended March 31, 2006 because the options' exercise price was greater than the average market price of our common stock. We excluded 88.6 million shares of common stock and 8.8 million restricted stock units for the three months ended March 31, 2005 from the calculation of diluted EPS because they were antidilutive.

        The following table sets forth comparative information regarding common shares outstanding based on the number of our common shares outstanding during the periods presented:

	Three Months Ended March 31,
	2006	2005
	(Shares in Millions)
Common shares outstanding at January 1	1,391.0	1,385.8
Decrease for common shares repurchased and retired	(116.0)	—
Increase for stock options exercised and other	2.9	1.1

Common shares outstanding at March 31	1,277.9	1,386.9

Weighted average number of common shares outstanding	1,347.0	1,386.0

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income (Loss)	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended March 31, 2006:
Basic EPS
Net income	$235.2	1,347.0	$0.17
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5.8	—

Diluted EPS
Adjusted net income	$235.2	1,352.8	$0.17

Three Months Ended March 31, 2005:
Basic EPS
Net loss	$(41.4)	1,386.0	$(0.03)
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	—	—

Diluted EPS
Adjusted Net loss	$(41.4)	1,386.0	$(0.03)

Note 12: Stockholders' Equity

Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a share repurchase program. Under the repurchase program, we are authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. The source of funds for the proposed purchases is from our existing cash on hand and cash from operations. We implemented the repurchase program on February 10, 2006. There is no fixed termination date for the repurchase program and purchases may be made in the open market, through block trades and other negotiated transactions. The program may be suspended, discontinued or accelerated at any time. Repurchased shares are retired but remain authorized for registration and issuance in the future. Through March 31, 2006, we have repurchased approximately 116.0 million shares for $1.8 billion, at an average price of $15.52 per share.

Accumulated Other Comprehensive Loss

	As of March 31, 2006	As of December 31, 2005
	(Dollars in Millions)
Minimum pension liability adjustment, net of taxes	$(34.4)	$(34.4)
Accumulated unrealized gains on securities, net of taxes	15.3	23.1
Accumulated foreign currency translation adjustments	0.4	(2.7)

Total Accumulated Other Comprehensive Loss	$(18.7)	$(14.0)

Other Comprehensive Income (Loss)

        Total comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in Millions)
Net income (loss)	$235.2	$(41.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	3.1	0.9
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding losses	(7.2)	(0.4)
Less: reclassification adjustment for net (gains) losses recognized during the period	(0.6)	1.0

Other comprehensive income (loss)	(4.7)	1.5

Total comprehensive income (loss)	$230.5	$(39.9)

Note 13: Segment Reporting

        Our two continuing business segments, DIRECTV U.S. and DIRECTV Latin America are engaged in acquiring, promoting, selling and distributing digital entertainment programming via satellite to residential and commercial subscribers. Through April 22, 2005, we also operated the Network

Systems segment, a provider of satellite-based private business networks and broadband Internet access. As a result of the SkyTerra transactions described in Note 4, after April 22, 2005, we no longer consolidate HNS, which formerly comprised the Network Systems segment. Eliminations and other includes the corporate office and other entities.

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended: March 31, 2006
External Revenues	$3,193.2	$192.4	$—	$—	$3,385.6
Intersegment Revenues	0.3	0.1	—	(0.4)	—

Revenues	$3,193.5	$192.5	$—	$(0.4)	$3,385.6

Operating Profit (Loss)	$362.4	$43.5	$—	$(13.8)	$392.1
Add: Depreciation and amortization	182.2	31.6	—	(1.0)	212.8

Operating Profit (Loss) Before Depreciation and Amortization(1)	$544.6	$75.1	$—	$(14.8)	$604.9

March 31, 2005
External Revenues	$2,797.8	$183.9	$166.2		$3,147.9
Intersegment Revenues	3.0	—	—	$(3.0)	—

Revenues	$2,800.8	$183.9	$166.2	$(3.0)	$3,147.9

Operating Profit (Loss)	$38.4	$(13.5)	$(52.8)	$(26.3)	$(54.2)
Add: Depreciation and amortization	177.2	36.1	—	(1.3)	212.0

Operating Profit (Loss) Before Depreciation and Amortization(1)	$215.6	$22.6	$(52.8)	$(27.6)	$157.8

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

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

The following represents a reconciliation of operating profit before depreciation and amortization to reported net income (loss) on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2006	2005
	(Dollars in Millions)
Operating Profit Before Depreciation and Amortization	$604.9	$157.8
Depreciation and amortization	(212.8)	(212.0)

Operating Profit (Loss)	392.1	(54.2)
Interest income	47.2	22.1
Interest expense	(58.7)	(55.3)
Other, net	21.6	(1.7)

Income (loss) before income taxes and minority interests	402.2	(89.1)
Income tax (expense) benefit	(160.7)	43.7
Minority interests in net (earnings) losses of subsidiaries	(6.3)	4.0

Net Income (Loss)	$235.2	$(41.4)

* * *

THE DIRECTV GROUP, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$3,385.6	$3,147.9
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,399.2	1,344.9
Subscriber service expenses	248.2	232.1
Broadcast operations expenses	70.9	62.2
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	587.1	761.2
Upgrade and retention costs	295.1	254.5
General and administrative expenses	237.2	314.3
(Gain) loss from asset sales and impairment charges, net	(57.0)	20.9
Depreciation and amortization expense	212.8	212.0

Total Operating Costs and Expenses	2,993.5	3,202.1

Operating (Profit) Loss	392.1	(54.2)
Interest income	47.2	22.1
Interest expense	(58.7)	(55.3)
Other, net	21.6	(1.7)

Income (Loss) Before Income Taxes and Minority Interests	402.2	(89.1)
Income tax (expense) benefit	(160.7)	43.7
Minority interests in net (earnings) losses of subsidiaries	(6.3)	4.0

Net Income (Loss)	$235.2	$(41.4)

Basic and Diluted Income (Loss) Per Common Share	$0.17	$(0.03)

Weighted average number of common shares outstanding (in millions)
Basic	1,347.0	1,386.0
Diluted	1,352.8	1,386.0
	March 31, 2006	December 31, 2005
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,126.4	$3,701.3
Total current assets	4,147.8	6,096.4
Total assets	13,883.8	15,630.2
Total current liabilities	2,653.5	2,828.1
Long-term debt	3,402.7	3,405.3
Minority interests	55.5	49.2
Total stockholders' equity	6,404.6	7,940.0

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended March 31,
	2006	2005
	(Dollars in Millions)
Other Data:
Operating Income (Loss)	$392.1	$(54.2)
Add: Depreciation and amortization expense	212.8	212.0

Operating Profit Before Depreciation and Amortization(1)	$604.9	$157.8

Operating Profit Before Depreciation and Amortization Margin(1)	17.9%	5.0%
Capital expenditures(2)	$249.0	$205.6
Cash flows from operating activities	439.8	3.8
Cash flows from investing activities	(237.0)	398.9
Cash flows from financing activities	(1,777.7)	(31.6)

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

THE DIRECTV GROUP, INC.

SUMMARY DATA—(concluded)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended: March 31, 2006
Revenues	$3,193.5	$192.5	$—	$(0.4)	$3,385.6
% of Total Revenue	94.3%	5.7%	—	—	100.0%
Operating Profit (Loss)	$362.4	$43.5	$—	$(13.8)	$392.1
Add: Depreciation and amortization	182.2	31.6	—	(1.0)	212.8

Operating Profit (Loss) Before Depreciation and Amortization	$544.6	$75.1	$—	$(14.8)	$604.9

Operating Profit Before Depreciation and Amortization Margin	17.1%	39.0%	N/A	N/A	17.9%
Capital Expenditures(1)	$219.9	$29.1	$—	$—	$249.0
March 31, 2005
Revenues	$2,800.8	$183.9	$166.2	$(3.0)	$3,147.9
% of Total Revenue	89.0%	5.8%	5.3%	(0.1)%	100.0%
Operating Profit (Loss)	$38.4	$(13.5)	$(52.8)	$(26.3)	$(54.2)
Add: Depreciation and amortization	177.2	36.1	—	(1.3)	212.0

Operating Profit (Loss) Before Depreciation and Amortization	$215.6	$22.6	$(52.8)	$(27.6)	$157.8

Operating Profit Before Depreciation and Amortization Margin	7.7%	12.3%	N/A	N/A	5.0%
Capital Expenditures(1)	$146.2	$17.0	$14.2	$28.2	$205.6

(1)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites.

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006.

BUSINESS OVERVIEW

        We are a leading provider of digital television entertainment in the United States and Latin America. Our two continuing business segments, DIRECTV U.S. and DIRECTV Latin America are engaged in acquiring, promoting, selling and distributing digital entertainment programming via satellite to residential and commercial subscribers. Through April 22, 2005 we also operated the Network Systems segment, which is a provider of satellite-based private business networks, or VSATs, and consumer broadband Internet access. See "Acquisitions and Divestitures" below for further discussion of our divestiture of HNS.

        DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2006, DIRECTV U.S. had approximately 15.4 million subscribers with average monthly revenue per subscriber, or ARPU, of $69.75.

        DIRECTV U.S. currently has four satellites under construction. DIRECTV 9S, which is expected to launch mid-2006, will provide backup capacity at the 101 WL and 119 WL orbital locations. DIRECTV U.S. also plans to launch DIRECTV 10 and DIRECTV 11 in 2007. These two satellites will provide DIRECTV U.S. with increased capability for local and national high-definition, or HD, channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from our 99 WL and 103 WL Ka-Band orbital locations. In addition, DIRECTV 12 is being constructed and will serve as a ground spare.

        DIRECTV Latin America.    DIRECTV Latin America, or DTVLA, is comprised of a group of companies that primarily includes our approximately 86% owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, and its wholly-owned local operating companies, or LOCs, and beginning February 16, 2006, our equity method investment in Innova, S. de R.L. de C.V. which we refer to as Sky Mexico. DTVLA is a leading provider of DTH digital television services throughout Latin America. As of March 31, 2006, DTVLA had approximately 1.7 million subscribers in 28 countries throughout the region of which approximately 85% are located in Brazil, Argentina, Venezuela and Puerto Rico. On October 8, 2004, we entered into a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media

International, Inc., or Liberty, which we refer to as the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by combining the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. See "Acquisitions and Divestitures" below for more information related to these transactions.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Acquisitions and Divestitures

  Brazil

        The pending merger of Sky Brasil with DIRECTV Brasil is subject to local regulatory approval, which we expect to receive in the second half of 2006. Upon completion of the DIRECTV Brasil transactions we expect to pay $30 million to News Corporation, which is in addition to the $368 million that we prepaid in 2004 for the equity interests of News Corporation and Liberty in Sky Brasil, and will thereafter own in excess of 70% of the merged platform. Upon completion of this transaction, we expect to incur incremental costs and charges resulting from the merger of DIRECTV Brasil with Sky Brasil, and the transfer of our DIRECTV subscribers to the Sky Brasil platform.

  Mexico

        On February 16, 2006, we completed the acquisition of a 47% equity interest in Sky Mexico, which included the acquisition of a 12% equity interest in Sky Mexico resulting from the sale of our DIRECTV Mexico subscribers to Sky Mexico and the acquisition of News Corporation's and Liberty's Sky Mexico interests for $373 million in cash. As a result of the acquisition of the 12% equity interest, we recorded a $57.0 million gain to "(Gain) loss from asset sales and impairment charges, net" in the Consolidated Statement of Operations during the first quarter of 2006 based on the fair value of the equity. On April 27, 2006, Televisa acquired a portion of our equity interest in Sky Mexico for $58.7 million in cash, which resulted in a reduction in our equity interest of Sky Mexico to approximately 41%. DIRECTV Mexico ceased operations in the third quarter of 2005 upon completion of the migration of its subscribers to Sky Mexico. We account for our investment in Sky Mexico under the equity method of accounting from the date of acquisition.

  PanAmericana

        As part of our 2004 acquisition of the Sky PanAmericana entities for $30 million in cash, News Corporation has agreed to reimburse us $127 million for the assumption of the Sky PanAmericana entities net liabilities, which we expect to receive upon completion of the Sky Brasil transaction.

  HNS

        On April 22, 2005, we completed the sale of a 50% interest in a new entity, HNS LLC, that owns substantially all of the net assets of HNS to SkyTerra. We received total proceeds of $257.4 million, including cash of $246.0 million, and 300,000 shares of SkyTerra common stock received with a fair value of $11.4 million. As a result of this transaction, we recorded a pre-tax impairment charge of $20.9 million during the three month period ended March 31, 2005 to "(Gain) loss from asset sales and impairment charges, net" in our Consolidated Statements of Operations to reduce the carrying value of HNS' assets to fair value. In January 2006, we completed the sale of our remaining 50% interest in HNS LLC to SkyTerra. In exchange for our remaining 50% interest and resolution of a final closing adjustment from the April 22, 2005 transaction, we received cash proceeds of $110 million. In the first quarter of 2006, we recorded a gain of $13.5 million related to the sale, in addition to equity earnings of $11.3 million to "Other, net" in the Consolidated Statements of Operations.

        For additional information regarding the transactions described above, see Note 4: Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report.

Other Developments

        In addition to the items described above, the following events had a significant effect on the comparability of our operating results for the three months ended March 31, 2006 and 2005:

  Lease Program

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Under this program, set-top receivers leased to new and existing subscribers are capitalized and depreciated over their estimated useful lives. DIRECTV U.S. subscribers who lease their set-top receivers pay a monthly lease fee for each set-top receiver leased in lieu of a monthly mirroring fee. Prior to March 1, 2006, set-top receivers provided to new and existing DIRECTV U.S. subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. We expect with the introduction of the lease program that we will lease most of the set-top receivers provided to new and existing DIRECTV U.S. subscribers. We capitalized $46.4 million of set-top receivers leased to new subscribers and $40.4 million of set-top receivers leased to existing subscribers during the first quarter of 2006 under the new lease program.

  Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a share repurchase program. Under the repurchase program, we are authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. The sources of funds for the proposed purchases are our existing cash on hand and cash from operations. Through March 31, 2006, we have repurchased and retired approximately 116.0 million shares for $1.8 billion, at an average price of $15.52 per share. During April 2006, we purchased an additional 5.0 million shares of our common stock for $83.8 million, at an average price of $16.75 per share.

EXECUTIVE OUTLOOK UPDATE

        Based on net subscriber additions of 255,000 for the first quarter of 2006 and other recent trends, DIRECTV U.S. now expects net subscriber additions for 2006 of less than 1.0 million.

KEY TERMINOLOGY USED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues.    We earn revenues mostly from subscriptions to basic and premium channel programming, pay-per-view programming, seasonal and live sporting events, and monthly digital video recorder, or DVR, and HD programming fees. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, hardware revenues from subscribers who purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums we pay to a third party and production costs for on-air advertisements we sell to third parties.

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

        Subscriber Acquisition Costs.    These costs include commissions we pay to national retailers, independent satellite television retailers, dealers, regional bell operating companies and the cost of DIRECTV set-top receivers and other system equipment, installation, advertising, marketing and customer call center expenses associated with the acquisition of new DIRECTV subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives.

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher ARPU and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives.

        General and Administrative Expenses.    General and administrative expenses include departmental costs for legal, administrative services, finance, marketing and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets.

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV subscribers for the period. We calculate average DIRECTV subscribers for the period by adding the number of DIRECTV subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

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

        SAC.    We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for the period by the number of gross new subscribers acquired during the period. We calculate total subscriber acquisition costs for the period by adding together "Subscriber acquisition costs" expensed during the period and the amount of cash paid for equipment leased to new subscribers during the period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended March 31,
			Change
Revenues By Segment:
	2006	2005	$	%
		(Dollars in Millions)
DIRECTV U.S.	$3,193.5	$2,800.8	$392.7	14.0%
DIRECTV Latin America	192.5	183.9	8.6	4.7%
Network Systems	—	166.2	(166.2)	(100.0)%
Eliminations and Other	(0.4)	(3.0)	2.6	(86.7)%

Total Revenues	$3,385.6	$3,147.9	$237.7	7.6%

        The $237.7 million increase in our total revenues was primarily due to the $392.7 million increase in revenues at the DIRECTV U.S. segment, which resulted from higher ARPU on a larger subscriber base, partially offset by the decrease in revenues from the Network Systems segment resulting from the divesture of the HNS business.

        Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

	Three Months Ended March 31,
			Change
Operating Costs and Expenses:
	2006	2005	$	%
		(Dollars in Millions)
DIRECTV U.S.	$2,831.1	$2,762.4	$68.7	2.5%
DIRECTV Latin America	149.0	197.4	(48.4)	(24.5)%
Network Systems	—	219.0	(219.0)	(100.0)%
Eliminations and Other	13.4	23.3	(9.9)	(42.5)%

Total Operating Costs and Expenses	$2,993.5	$3,202.1	$(208.6)	(6.5)%

        The $208.6 million decrease in our total operating costs and expenses was primarily due to the $219.0 million decrease in operating costs and expenses at the Network Systems segment resulting from the divesture of the HNS business and the $48.4 million decrease at the DIRECTV Latin America segment due to the $57 million gain recorded for the Sky Mexico transaction during the first quarter of 2006, partially offset by the $68.7 million increase at the DIRECTV U.S. segment.

        Interest Income and Expense.    Interest income increased $25.1 million to $47.2 million for the first quarter of 2006 compared to $22.1 million for the same period of 2005. Interest expense increased $3.4 million to $58.7 million for the first quarter of 2006 from $55.3 million for the first quarter of 2005. The increase in interest income is due to an increase in average cash balances and an increase in average interest rates. The increase in interest expense is primarily due to an increase in our outstanding borrowings due to higher outstanding debt that resulted from our second quarter 2005 refinancing transactions and a higher rate on our senior secured credit facility, partially offset by an increase in capitalized interest.

        Interest expense is net of capitalized interest of $11.7 million for the first quarter of 2006 and $4.5 million for the first quarter of 2005.

        Other, Net.    Other, net increased by $23.3 million during the first quarter of 2006 as compared to the same period in 2005. The significant components of "Other, net" were as follows:

	Three Months Ended March 31,
			Change $
	2006	2005
	(Dollars in Millions)
Net gain (loss) from sale of investments	$14.4	$(1.6)	$16.0
Equity in earnings (losses) from unconsolidated affiliates	8.4	(0.6)	9.0
Other	(1.2)	0.5	(1.7)

Total	$21.6	$(1.7)	$23.3

        The $14.4 million net gain from sale of investments in the first quarter of 2006 includes a $13.5 million gain recorded on the sale of our remaining 50% interest in HNS LLC to SkyTerra and a $0.9 million gain related to the sale of other equity investments for $12.3 million in cash, $7.8 of which was received in April, 2006.

        The $1.6 million net loss from the sale of investments during the first quarter of 2005, resulted from the sale of an equity investment, for $79.2 million in cash.

        Income Tax (Expense) Benefit.    We recognized income tax expense of $160.7 million for the first quarter of 2006 compared to an income tax benefit of $43.7 million for the first quarter of 2005. The change in income tax (expense) benefit is primarily attributable to the change in income (loss) before income taxes and minority interests.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of March 31,		Change
	2006	2005	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,193.5	$2,800.8	$392.7	14.0%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,331.5	1,149.6	181.9	15.8%
Subscriber service expenses	236.7	220.5	16.2	7.3%
Broadcast operations expenses	42.0	35.4	6.6	18.6%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	567.6	745.6	(178.0)	(23.9)%
Upgrade and retention costs	293.1	252.2	40.9	16.2%
General and administrative expenses	178.0	181.9	(3.9)	(2.1)%
Depreciation and amortization expense	182.2	177.2	5.0	2.8%

Total Operating Costs and Expenses	2,831.1	2,762.4	68.7	2.5%

Operating Profit	$362.4	$38.4	$324.0	NM*

Other Data:
Operating Profit Before Depreciation & Amortization	$544.6	$215.6	$329.0	152.6%
Total number of subscribers (000's)	15,388	14,445	943	6.5%
ARPU	$69.75	$65.78	$3.97	6.0%
Average monthly subscriber churn %	1.45%	1.49%	—	(2.7)%
Gross subscriber additions (000's)	919	1,137	(218)	(19.2)%
Net subscriber additions (000's)	255	505	(250)	(49.5)%
Average subscriber acquisition costs — per subscriber (SAC)	$668	$656	$12	1.8%

*
Percentage not meaningful

        Subscribers.    The decrease in average monthly subscriber churn to 1.45% and the 218,000 decrease in gross subscriber additions in the first quarter of 2006 are primarily due to more stringent credit policies we implemented over the last several quarters, as well as changes made to our distribution network to better align dealers with our objective to improve the overall credit quality of DIRECTV subscribers. The 250,000 reduction in the number of net new subscribers was primarily due to the lower number of gross subscriber additions.

        Revenues.    The $392.7 million increase in revenues to $3,193.5 million resulted from the larger subscriber base and higher ARPU. The 6.0% increase in ARPU to $69.75 resulted primarily from price increases on certain programming packages and higher mirroring, lease, DVR and HD programming fees.

        Total Operating Costs and Expenses.    DIRECTV U.S.' total operating costs and expenses increased $68.7 million to $2,831.1 million in the first quarter of 2006 resulting primarily from higher costs for programming and subscriber upgrade and retention initiatives, partially offset by a decrease in subscriber acquisition costs and the capitalization of $86.8 million of set-top receivers leased to new and existing subscribers. We capitalized $46.4 million of set-top receivers leased to new subscribers and $40.4 million of set-top receivers leased to existing subscribers during the first quarter of 2006 under the new lease program. Operating costs and expenses as a percentage of revenues improved to approximately 89% in the first quarter of 2006 from approximately 99% in the first quarter of 2005.

        DIRECTV U.S.' broadcast programming and other costs increased $181.9 million primarily as a result of the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses and broadcast operations expenses also increased as a result of the larger subscriber base.

        The $178.0 million decrease in subscriber acquisition costs was primarily due to the decrease in gross subscriber additions and the capitalization of $46.4 million of leased set-top receivers, partially offset by an increase in average SAC per subscriber, due mostly to an increase in advertising costs, partially offset by lower hardware costs.

        The $40.9 million increase in upgrade and retention costs resulted primarily from increased volume under the DIRECTV U.S.' DVR, movers, and HD upgrade programs, partially offset by the capitalization of $40.4 million of leased set-top receivers.

        The improvement of operating profit before depreciation and amortization of $329.0 million was primarily due to the gross profit generated from the higher revenues, reduced subscriber acquisition costs resulting from lower subscriber additions, as well as the $86.8 million of set-top receivers capitalized under the lease program, partially offset by the higher upgrade and retention costs. The increase in operating profit of $324.0 million was primarily due to higher operating profit before depreciation and amortization.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of March 31,		Change
	2006	2005	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$192.5	$183.9	$8.6	4.7%
Operating Profit Before Depreciation & Amortization	75.1	22.6	52.5	NM
Operating Profit (Loss)	43.5	(13.5)	57.0	NM
Total number of subscribers (000's)	1,655	1,570	85	5.4%
Net subscriber additions (losses) (000's)	62	(76)	138	NM
Net subscriber additions, excluding Mexico (000's)	62	29	33	NM
ARPU	$39.52	$38.11	$1.41	3.7%

        The $8.6 million increase in revenues in the first quarter of 2006 compared to the same period in 2005 is primarily a result of the increase in the number of subscribers.

        The 138,000 increase in net subscriber additions includes the effect of the shut-down of DIRECTV Mexico and the migration of subscribers to the Sky Mexico platform in 2005. Excluding Mexico, net subscriber additions for DIRECTV Latin America improved by 33,000.

        The improvement in operating profit before depreciation and amortization and operating profit (loss) was primarily due to the $57.0 million gain from the completion of the Sky Mexico transaction that we recorded in the first quarter of 2006.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

	Three Months Ended March 31,		Change
	2006	2005	$	%
		(Dollars in Millions)
Revenues	—	$166.2	$(166.2)	(100.0)%
Operating Profit (Loss) Before Depreciation & Amortization	—	(52.8)	52.8	(100.0)%
Operating Loss	—	(52.8)	52.8	(100.0)%

        As a result of the divestitures of the HNS businesses described above, there were no operating results for the Network Systems segment during the first quarter of 2006. The $52.8 million operating loss before depreciation and amortization and operating loss for the first quarter of 2005 included a $20.9 million impairment charge related to the sale of 50% of HNS LLC in April, 2005.

Eliminations and Other

        Operating loss from Eliminations and Other decreased to $13.8 million in the first quarter of 2006 from $26.3 million in the first quarter of 2005, mostly resulting from a decrease in pension and other corporate compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2006, our cash and cash equivalent balances and short-term investments totaled $2.5 billion compared with $4.4 billion at December 31, 2005. The $1.9 billion decrease resulted primarily from the use of $1.8 billion in cash for the share repurchase program, $373 million of cash used for the acquisition of our equity interest in Sky Mexico, and $270.3 million of cash used for the acquisition of satellites and property, partially offset by $439.8 million of cash provided by operations and $110 million of proceeds from the sale of our investment in HNS LLC. In addition to our existing cash balances, DIRECTV U.S currently has the ability to borrow up to $500.0 million under its revolving credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.56 at March 31, 2006 and 2.16 at December 31, 2005. The decrease in our current ratio during the quarter was due to the changes in our cash and short-term investment balances as a result of the uses discussed above.

        On February 7, 2006, our Board of Directors authorized a share repurchase program. Under the repurchase program, we are authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. Through March 31, 2006, we have repurchased approximately 116.0 million shares for $1.8 billion, at an average price of $15.52 per share.

        We received $58.7 million in cash on April 27, 2006 in connection with the sale of a portion of our investment in Sky Mexico to Televisa. In addition, we expect to receive an additional $97 million in cash from News Corporation at the close of the Sky Brasil transaction. We expect to have cash requirements during the remainder of 2006 for capital expenditures and to fund our share repurchase program. We expect to fund our cash requirements and our existing business plan using our available cash balances, cash provided by operations, the $500.0 million of available borrowing capacity at DIRECTV U.S and additional borrowings, if needed.

Notes Payable and Credit Facilities

        At March 31, 2006, we had $3,414.4 million in total outstanding borrowings, bearing a weighted average interest rate of 6.79%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 7 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our Annual Report on Form 10-K filed with the SEC on March 10, 2006.

        Our short-term borrowings, notes payable, senior secured credit facility and other borrowings mature as follows: $8.9 million in the remainder of 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009; $297.5 million in 2010; and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2005.

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

ACCOUNTING CHANGES

        For a discussion of accounting changes see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

SECURITY RATINGS

The Company

        Effective January 24, 2005, Moody's Investors Service, or Moody's, no longer provides a security rating for us, consistent with its normal practice of providing a rating for only the primary debt issuer. Accordingly, Moody's provides security ratings only at the DIRECTV U.S. level, as described below.

        On February 2, 2005, Standard & Poor's Rating Services, or S&P, affirmed our long-term corporate rating of BB and revised the outlook to stable, citing potential share repurchase activity while discretionary cash flow was negative. On April 5, 2005, S&P affirmed our corporate rating at BB, with a stable outlook.

DIRECTV U.S.

        On April 4, 2005, Moody's assigned a Ba1 rating to DIRECTV U.S.' new senior secured credit facility. In addition, it affirmed DIRECTV U.S.' Ba2 senior implied, Ba2 senior unsecured, and Ba3 issuer ratings. All ratings remain on stable outlook.

        On April 5, 2005, S&P assigned a BB rating to DIRECTV U.S.' new senior secured credit facility and affirmed DIRECTV U.S.' BB corporate and BB- senior unsecured ratings. All ratings remain on stable outlook.

* * *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended March 31, 2006. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006.

* * *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II—OTHER INFORMATION (UNAUDITED)

ITEM 1. LEGAL PROCEEDINGS

        Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended March 31, 2006 or subsequent thereto, but before the filing of this report, are summarized below. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 10, 2006 and our Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        In this connection, in addition to patent infringement lawsuits previously disclosed, on April 4, 2005, Finisar Corporation filed suit in the U.S. District Court for the Eastern District of Texas (Beaumont) against The DIRECTV Group, Inc., DIRECTV Holdings, LLC, DIRECTV Enterprises LLC, DIRECTV Operations, LLC, DIRECTV, Inc. and Hughes Network Systems, Inc., alleging infringement of one patent and seeking damages and injunctive relief. Finisar alleges that the program guide systems used by DIRECTV, as well as the overall DIRECTV MVPD broadcast operations, infringe one or more claims of the patent. Defendants have answered by asserting that the claims are not valid on multiple grounds and are not infringed, and intend to vigorously defend. Several claims have been found to be invalid on summary judgment. Other motions are pending, and the remaining issues (if any) are scheduled for trial in June, 2006.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 10, 2006, have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Share Repurchase Program

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

        Through March 31, 2006, we have repurchased approximately 116.0 million shares for $1.80 billion, at an average price of $15.52 per share, which includes 100 million shares of our common stock purchased from General Motors employee pension and benefit trusts. All purchases were made in accordance with Rule 10b-18 of Securities Exchange Act of 1934 except for the shares of common stock repurchased from the General Motors employee pension and benefit trusts in a privately negotiated transaction. To date, no plans or programs for the purchase of our stock have been terminated prior to expiration. A summary of the repurchase activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
January 1—31, 2006	—	$—	—	$—
February 1—28, 2006	106.5	15.49	106.5	1,349.5
March 1—31, 2006	9.5	15.80	9.5	1,199.9

Total	116.0	15.52	116.0	1,199.9

        During April 2006, we purchased an additional 5.0 million shares of our common stock for $83.8 million, at an average price of $16.75 per share.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
*10.1
Terms and Conditions of restricted stock unit awards to independent directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The DIRECTV Group, Inc. filed February 10, 2006 (the "February 10, 2006 Form 8-K"))
*10.2	Terms and Conditions of restricted stock unit awards to applicable executive officers (incorporated herein by reference to Exhibit 10.2 to the February 10, 2006 Form 8-K).
*10.3
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

*
Incorporated by reference.

**
Filed herewith.

        A copy of any of the exhibits included in this Quarterly Report on Form 10-Q, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by sending a written request to us at the address set forth on the front cover of this Form 10-Q, attention General Counsel.

* * *

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: May 5, 2006	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic (Executive Vice President and Chief Financial Officer)

QuickLinks

PART I—FINANCIAL INFORMATION (UNAUDITED)
  ITEM 1. FINANCIAL STATEMENTS
THE DIRECTV GROUP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THE DIRECTV GROUP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)
THE DIRECTV GROUP, INC.
THE DIRECTV GROUP, INC. SUMMARY DATA—(concluded) (Unaudited) Selected Segment Data
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION (UNAUDITED)
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS