Form 10-Q
period 2006-06-30
DIRECTV GROUP INC
filed 2006-08-08
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

        As of August 3, 2006, the registrant had 1,221,407,507 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Millions Except Per Share Amounts)
Revenues	$3,520.0	$3,187.9	$6,905.6	$6,335.8
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,383.3	1,238.9	2,782.5	2,583.8
Subscriber service expenses	267.1	230.9	515.3	463.0
Broadcast operations expenses	74.6	63.2	145.5	125.4
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	422.1	644.1	1,009.2	1,405.3
Upgrade and retention costs	145.6	226.5	440.7	481.0
General and administrative expenses	250.3	261.6	430.5	596.8
Depreciation and amortization expense	235.6	211.1	448.4	423.1

Total Operating Costs and Expenses	2,778.6	2,876.3	5,772.1	6,078.4

Operating Profit	741.4	311.6	1,133.5	257.4
Interest income	32.3	31.0	79.5	53.1
Interest expense	(56.6)	(60.2)	(115.3)	(115.5)
Other, net	(1.8)	(71.9)	19.8	(73.6)

Income From Continuing Operations Before Income Taxes and Minority Interests	715.3	210.5	1,117.5	121.4
Income tax expense	(256.6)	(75.6)	(417.3)	(31.9)
Minority interests in net earnings of subsidiaries	—	(4.7)	(6.3)	(0.7)

Income from continuing operations	458.7	130.2	693.9	88.8
Income from discontinued operations, net of taxes	—	31.3	—	31.3

Net Income	$458.7	$161.5	$693.9	$120.1

Basic and Diluted Earnings Per Common Share:
Income from continuing operations	$0.36	$0.10	$0.53	$0.07
Income from discontinued operations, net of taxes	—	0.02	—	0.02

Basic and Diluted Earnings Per Common Share	$0.36	$0.12	$0.53	$0.09

Weighted average number of common shares outstanding (in millions)
Basic	1,256.9	1,387.6	1,301.7	1,386.8
Diluted	1,263.8	1,393.5	1,308.2	1,392.8

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
	(Dollars in Millions, Except Share Amounts)
ASSETS
Current Assets
Cash and cash equivalents	$1,884.2	$3,701.3
Short-term investments	163.7	683.2
Accounts receivable, net of allowances of $73.9 and $80.5	1,047.0	1,033.2
Inventories	201.3	283.1
Deferred income taxes	136.4	163.3
Prepaid expenses and other	180.6	232.3

Total Current Assets	3,613.2	6,096.4
Satellites, net	1,882.5	1,875.5
Property and Equipment, net	1,602.2	1,199.2
Goodwill	3,045.3	3,045.3
Intangible Assets, net	1,723.7	1,878.0
Deferred Income Taxes	155.5	492.4
Investments and Other Assets	1,254.0	1,043.4

Total Assets	$13,276.4	$15,630.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,158.6	$2,541.8
Unearned subscriber revenue and deferred credits	276.2	276.6
Short-term borrowings and current portion of long-term debt	11.0	9.7

Total Current Liabilities	2,445.8	2,828.1
Long-Term Debt	3,400.2	3,405.3
Other Liabilities and Deferred Credits	1,368.5	1,407.6
Commitments and Contingencies
Minority Interests	55.5	49.2
Stockholders' Equity
Common stock and additional paid-in capital — $0.01 par value, 3,000,000,000 shares authorized; 1,228,479,413 shares and 1,391,031,989 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	9,713.4	10,956.2
Accumulated deficit	(3,676.1)	(3,002.2)
Accumulated Other Comprehensive Loss	(30.9)	(14.0)

Total Stockholders' Equity	6,006.4	7,940.0

Total Liabilities and Stockholders' Equity	$13,276.4	$15,630.2

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in Millions)
Cash Flows From Operating Activities
Net Income	$693.9	$120.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	448.4	423.1
Gain from DIRECTV Mexico transaction	(57.0)	(28.3)
Impairment charge	—	25.3
Net (gain) loss from sale of investments	(14.3)	0.6
Gain from discontinued operations	—	(31.3)
Loss on disposal of fixed assets	15.6	4.3
Share-based compensation expense	22.0	20.4
Write-off of debt issuance costs	—	19.0
Deferred income taxes and other	367.6	55.1
Change in other operating assets and liabilities:
Accounts receivable, net	80.7	47.3
Inventories	81.8	(171.7)
Prepaid expenses and other	48.5	(3.6)
Accounts payable and accrued liabilities	(387.2)	(14.9)
Unearned subscriber revenue and deferred credits	(0.4)	(18.9)
Other, net	0.6	(116.1)

Net Cash Provided by Operating Activities	1,300.2	330.4

Cash Flows From Investing Activities
Purchase of short-term investments	(1,673.1)	(1,783.5)
Sale of short-term investments	2,193.3	1,931.6
Cash paid for investments	(389.6)	—
Proceeds from sale of investments	182.4	113.1
Proceeds from sale of businesses	—	246.0
Cash paid for property and equipment	(628.8)	(205.7)
Cash paid for satellites	(105.2)	(227.5)
Other, net	(23.9)	(0.3)

Net Cash Provided by (Used in) Investing Activities	(444.9)	73.7

Cash Flows From Financing Activities
Common shares repurchased and retired	(2,681.7)	—
Net decrease in short-term borrowings	(1.3)	(3.2)
Cash proceeds from refinancing transactions	—	3,003.3
Repayment of long-term debt	(2.5)	(2,002.4)
Repayment of other long-term obligations	(47.7)	(44.6)
Stock options exercised	59.3	15.3
Debt issuance costs	—	(4.7)
Excess tax benefit from share-based compensation	1.5	—

Net Cash Provided by (Used in) Financing Activities	(2,672.4)	963.7

Net increase (decrease) in cash and cash equivalents	(1,817.1)	1,367.8
Cash and cash equivalents at beginning of the period	3,701.3	2,307.4

Cash and cash equivalents at the end of the period	$1,884.2	$3,675.2

Supplemental Cash Flow Information
Cash paid for interest	$113.9	$116.6
Cash paid (refunded) for income taxes	(15.1)	5.0

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC, on March 10, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 8, 2006 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Change and New Accounting Standard

Accounting Change—Share-Based Payments

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

  Restricted Stock Units

        The Compensation Committee has granted restricted stock units under the 2004 Plan and the HEC Plan to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our common stock. Final payment can be reduced from the target award amounts based on our company's performance over a three or four year performance period in comparison with pre-established targets. We record compensation expense for our restricted stock units on a straight-line basis over the service period of up to four years based upon the value of the award on the date approved, reduced for estimated forfeitures and adjusted for anticipated payout percentages related to the achievement of performance targets.

        Changes in the status of outstanding restricted stock units were as follows:

	Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	7,582,993	$16.03
Granted	3,063,425	13.57
Vested and Distributed	(1,138,627)	10.08
Forfeited	(599,045)	11.72

Nonvested at June 30, 2006	8,908,746	15.88

        The weighted average grant-date fair value of restricted stock units granted during the six months ended June 30, 2005 was $16.66.

        As of June 30, 2006, there was $65.4 million of unrecognized compensation expense related to unvested restricted stock units that we expect to recognize as follows: $22.0 million in the remainder of 2006, $31.4 million in 2007 and $12.0 million in 2008. The total fair value of restricted share units vested and distributed during the six month period ended June 30, 2006 was $17.8 million. The total fair value of restricted share units vested and distributed during the six month period ended June 30, 2005 was $23.6 million.

  Stock Options

        The Compensation Committee has also granted stock options to acquire our common stock under the 2004 Plan and the HEC Plan to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair market value of the common stock on the date the options were granted. These nonqualified options generally vested over one to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions. We record compensation expense for our stock options on a straight-line basis over the vesting period reduced for estimated forfeitures. All options granted to our employees were fully vested and fully expensed prior to December 31, 2005. No stock options were granted to our employees during 2006 or 2005.

        Changes in the status of outstanding options during the six months ended June 30, 2006 were as follows:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding and exercisable at December 31, 2005	78,714,506	$24.52
Granted	—	—
Exercised	(5,154,541)	11.62
Forfeited or expired	(2,089,500)	29.89

Outstanding and exercisable at June 30, 2006	71,470,465	25.29

        As of June 30, 2006, our outstanding stock options have an aggregate intrinsic value (market value less exercise price) of $51.0 million and a weighted average remaining contractual life of approximately 3.8 years. The total intrinsic value of options exercised was $24.7 million during the six months ended June 30, 2006 and $8.4 million during the six months ended June 30, 2005, based on the intrinsic value of individual awards on the date of exercise.

        We recorded share-based compensation expense, which includes compensation costs associated with restricted stock units and stock options, as applicable, of $10.8 million for the three months ended June 30, 2006 and $9.5 million for the three months ended June 30, 2005. We recorded share-based compensation expense of $22.0 million for the six months ended June 30, 2006 and $20.4 million for the six months ended June 30, 2005. We recognized tax benefits associated with share-based compensation expense of $4.1 million for the three months ended June 30, 2006, $3.6 million for the three months ended June 30, 2005, $8.4 million for the six months ended June 30, 2006 and $7.8 million for the six months ended June 30, 2005.

        We realized actual tax benefits for the deduction of share-based compensation expense of $5.1 million for the three months ended June 30, 2006 and $3.2 million for the three months ended June 30, 2005. We realized actual tax benefits for the deduction of share-based compensation expense of $16.2 million for the six months ended June 30, 2006 and $12.3 million for the six months ended June 30, 2005.

        We received proceeds from stock options exercised of $59.3 million for the six months ended June 30, 2006 and $15.3 million for the six months ended June 30, 2005.

New Accounting Standard

        In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements according to SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. Additionally, FIN 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The adoption of FIN 48 on January 1, 2007, as required, could result in an adjustment to the amount of recorded tax assets and liabilities related to uncertain tax positions by recording a corresponding adjustment to retained earnings in the Consolidated Balance Sheets. We are currently assessing the effect, if any, of FIN 48 on our consolidated results of operations and financial position.

Note 3: Lease Program

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. With the introduction of the lease program, most of the set-top receivers provided to new and a substantial number of set-top receivers provided to existing DIRECTV U.S. subscribers are leased. Pursuant to our policies for subscriber acquisition and upgrade and retention costs, set-top receivers leased to new and existing subscribers are capitalized and depreciated over their estimated useful lives. DIRECTV U.S. subscribers who lease their set-top receivers pay a monthly lease fee for each set-top receiver leased in lieu of a monthly mirroring fee. Prior to March 1, 2006, most set-top receivers provided to new and existing DIRECTV U.S. subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations.

        During the three months ended June 30, 2006, DIRECTV U.S. capitalized $153.0 million for set-top receivers leased to new subscribers and $99.5 million for set-top receivers leased to existing subscribers. Depreciation expense on these capitalized receivers was approximately $22.1 million for the three months ended June 30, 2006. During the six months ended June 30, 2006, DIRECTV U.S. capitalized $199.4 million for set-top receivers leased to new subscribers and $139.9 million for set-top receivers leased to existing subscribers. Depreciation expense on these capitalized receivers was approximately $23.3 million for the six months ended June 30, 2006.

Note 4: Acquisitions and Divestitures

Acquisitions

  Sky Transactions

        On October 11, 2004, we announced a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International, or Liberty which we refer to as the Sky Transactions as further described below.

        As part of the Sky Transactions, DIRECTV Brasil and Sky Brasil have agreed to merge, with our DIRECTV Brasil subscribers migrating to the Sky Brasil platform. In addition, we intend to acquire the interests of News Corporation and Liberty in Sky Brasil upon completion, acquiring in excess of 70% of the merged platform. The transactions in Brazil are subject to local regulatory approval, which we expect to receive in the third quarter of 2006. We expect to pay approximately $392 million, which remains subject to adjustment, for the acquisition of the News Corporation and Liberty interests in Sky Brasil, of which $362.0 million was prepaid in October 2004. The prepayment, which is included in "Investments and Other Assets" in our Consolidated Balance Sheets as of June 30, 2006, must be refunded should the transactions be terminated due to the inability to obtain local regulatory approval. The remaining consideration will be paid at the close of the transaction. We will consolidate the operations of Sky Brasil and have agreed to guarantee all of Sky Brasil's approximately $210 million of outstanding bank debt as well as all of its long-term satellite transponder obligations upon receipt of local regulatory approval. We also expect to incur incremental costs and charges resulting from the merger of DIRECTV Brasil with Sky Brasil, and the transfer of our DIRECTV subscribers to the Sky Brasil platform.

        Also as part of the Sky Transactions, DTVLA's local operating company in Mexico, DIRECTV Mexico, sold its subscriber list to Sky Mexico and, after completing the transfer of its subscribers to Sky Mexico, ceased providing services in the third quarter of 2005. During 2005, as the transferred subscribers met minimum retention requirements, DLA LLC earned a variable note receivable from Sky Mexico and we recorded a corresponding gain of $70.4 million, of which $28.3 million was recorded during the three and six months ended June 30, 2005 in "General and administrative expenses" in our Consolidated Statements of Operations. At completion of the transaction in

February 2006, we recorded an additional gain of $57.0 million in "General and administrative expenses" in our Consolidated Statements of Operations when DLA LLC received a 12% equity interest in Sky Mexico resulting from the sale of DIRECTV Mexico's subscribers to Sky Mexico and cancellation of the note receivable. Also in February 2006, we acquired News Corporation's and Liberty's equity interests in Sky Mexico for $373.0 million in cash bringing our total equity interest in Sky Mexico to 47%. On April 27, 2006, Televisa acquired a portion of our equity interest in Sky Mexico at book value for $58.7 million in cash, which reduced our equity interest in Sky Mexico to approximately 41%. We account for our investment in Sky Mexico using the equity method of accounting. See Note 6 for additional information regarding this investment.

        As part of the acquisition of Sky Multi-Country Partners and related entities, or PanAmericana, in 2004, News Corporation agreed to reimburse us $127.0 million for Sky's PanAmericana entities' net liabilities we assumed. We will receive the reimbursement from News Corporation at the completion of the Sky Brasil transaction, reduced by $30.0 million owed for the final adjustment of the purchase price for News Corporation's interest in Sky Brasil. The present value of the reimbursement, net of the final adjustment, is included in "Accounts receivable, net" in our Consolidated Balance Sheets as of June 30, 2006.

Divestitures

  Hughes Network Systems

        On April 22, 2005, we completed the contribution of HNS net assets to HNS LLC in exchange for cash proceeds of $196.0 million and sold a 50% interest in HNS LLC to SkyTerra, in exchange for cash proceeds of $50.0 million and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million.

        We recorded pre-tax charges of $4.4 million during the three month period ended June 30, 2005 and $25.3 million during the six month period ended June 30, 2005 to "General and administrative expenses" in our Consolidated Statements of Operations primarily related to an increase in the book value of the assets contributed in excess of the fair value indicated by the sale price.

        We included HNS' operating results in continuing operations in our Consolidated Statements of Operations through April 22, 2005. The following table sets forth our pro forma revenues and operating profit excluding the HNS operations that were contributed as part of the SkyTerra transaction:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in Millions)
Revenues	$3,143.6	$6,128.0
Operating Profit	319.6	318.2

        In January 2006, we completed the sale of our remaining 50% interest in HNS LLC to SkyTerra, and resolved a working capital adjustment from the prior transaction, in exchange for $110.0 million in cash, which resulted in our recording in the first quarter of 2006 a gain of $13.5 million related to the sale, in addition to equity earnings of HNS LLC of $11.3 million in "Other, net" in the Consolidated Statements of Operations.

Note 5: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		June 30, 2006			December 31, 2005
	Estimated Useful Lives (years)
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital slots	Indefinite	$432.4		$432.4	$432.4		$432.4
72.5 WL Orbital license	5	181.8	$74.1	107.7	162.6	$54.4	108.2
Subscriber related	5-10	1,342.1	476.1	866.0	1,340.1	348.7	991.4
Dealer network	15	130.0	57.8	72.2	130.0	53.1	76.9
Distribution rights	7	334.1	98.5	235.6	334.1	74.8	259.3
Intangible pension asset	—	9.8	—	9.8	9.8	—	9.8

Total Intangible Assets		$2,430.2	$706.5	$1,723.7	$2,409.0	$531.0	$1,878.0

        Amortization expense for intangible assets was $87.7 million for the three month period ended June 30, 2006 and $87.6 million for the three month period ended June 30, 2005. Amortization expense for intangible assets was $175.5 million for the six month period ended June 30, 2006 and $175.3 million for the six month period ended June 30, 2005.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $175.5 million in the remainder of 2006; $350.9 million in 2007; $350.9 million in 2008; $258.1 million in 2009; $89.2 million in 2010; and $56.9 million thereafter.

Note 6: Investments

Equity Method Investments

        As discussed in Note 4, we acquired an equity interest in Sky Mexico in February 2006. The purchase price of our investment in Sky Mexico exceeded our proportionate share of Sky Mexico's underlying net assets by approximately $450 million on the date of acquisition. We have allocated the excess purchase price to both amortized intangible assets and to goodwill based upon a preliminary valuation. We expect to complete our final valuation and allocation later in 2006. During the three months ended June 30, 2006, we recorded equity losses from our investment in Sky Mexico of $1.2 million, including amortization expense of $7.9 million. During the six months ended June 30, 2006, we recorded equity losses from our investment in Sky Mexico of $3.9 million, including amortization expense of $11.9 million.

        See Note 4 regarding the sale of our investment in HNS LLC during the first quarter of 2006.

Cost Method Investments

        During the first quarter of 2006, we sold other investments for $13.7 million in cash, which resulted in us recording a $0.9 million pre-tax gain in "Other, net" in the Consolidated Statements of Operations during the first quarter of 2006.

        During the six months ended June 30, 2005, we sold other investments for $113.1 million in cash that resulted in a net pre-tax gain of $1.0 million in the second quarter of 2005 and a pre-tax loss of $1.6 million in the first quarter of 2005 that we recorded in "Other, net" in the Consolidated Statements of Operations.

Note 7: Debt

	Interest Rates at June 30, 2006	June 30, 2006	December 31, 2005
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910.0	$910.0
6.375% senior notes due in 2015	6.375%	1,000.0	1,000.0
Senior secured credit facility	6.628%	1,497.5	1,500.0
Other debt	—	3.7	5.0

Total debt		3,411.2	3,415.0
Less: current portion of long-term debt		11.0	9.7

Long-term debt		$3,400.2	$3,405.3

        The 8.375% senior notes, 6.375% senior notes and senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets.

        The fair value of our 8.375% senior notes was approximately $956.2 million at June 30, 2006 and approximately $982.3 million at December 31, 2005. The fair value of our 6.375% senior notes was approximately $925.1 million at June 30, 2006 and approximately $983.8 million at December 31, 2005. We calculated the fair values based on quoted market prices on those dates.

        Our notes payable, senior secured credit facility, and other debt mature as follows: $5.7 million in the remainder of 2006, $10.1 million in 2007, $47.6 million in 2008, $97.6 million in 2009, $297.5 million in 2010 and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2005 and we do not currently expect to be required to make a prepayment for the year ending December 31, 2006. The amount of interest accrued related to our outstanding debt was $27.5 million at June 30, 2006 and $28.4 million at December 31, 2005. The unamortized bond premium included in other debt was $3.0 million as of June 30, 2006 and $3.1 million as of December 31, 2005.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At June 30, 2006, DIRECTV U.S. was in compliance with all such covenants.

        2005 Refinancing Transactions.    In April 2005, we replaced our prior credit facility with our existing senior secured credit facility. We used a portion of the $2,000.0 million proceeds from the transaction to repay our prior credit facility which had a then outstanding balance of $1,001.6 million and to pay related financing costs and accrued interest.

        On May 19, 2005, we redeemed $490.0 million of our then outstanding $1,400.0 million 8.375% senior notes at a redemption price of 108.375% plus accrued and unpaid interest, for a total of $538.3 million.

        On June 15, 2005, we issued $1,000.0 million of 6.375% senior notes. We used a portion of the proceeds from the transaction to repay $500.0 million of our senior secured credit facility and to pay related financing costs.

        The repayment of our prior senior secured credit facility, the partial repayment of our senior secured credit facility and the partial redemption of our 8.375% senior notes resulted in a second quarter of 2005 pre-tax charge of $64.9 million ($40.0 million after tax) of which $41.0 million was associated with the premium paid for the redemption of our 8.375% senior notes and $23.9 million was associated with the write-off of a portion of our deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in the Consolidated Statements of Operations.

Note 8: Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

		Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the period	$3.4	$3.0	$7.0	$11.3
Interest accrued on benefits earned in prior periods	7.3	5.3	13.5	18.4
Expected return on assets	(7.8)	(4.6)	(14.9)	(16.5)
Amortization components
Amount resulting from changes in plan provisions	0.4	0.4	0.7	1.2
Net amount resulting from changes in plan experience and actuarial assumptions	1.3	1.0	2.7	3.2

Subtotal	4.6	5.1	9.0	17.6
Other costs
Settlement costs	—	—	—	5.5
Contractual termination benefit costs	—	3.4	—	3.4

Net periodic benefit cost	$4.6	$8.5	$9.0	$26.5

        We recognized an expense (benefit) for other post retirement benefits of $0.4 million during the three months ended June 30, 2006 and $(0.2) million during the three month ended June 30, 2005. We recognized expense for other post retirement benefits of $0.8 million during the six months ended June 30, 2006 and $0.2 million during the six month ended June 30, 2005.

Employer Contributions

        During the six months ended June 30, 2006, we contributed $35.0 million to our qualified pension plan and $7.9 million to our nonqualified pension plan. We expect to contribute approximately $20.0 million to our qualified pension plan and $7.9 million to our nonqualified pension plans in the remainder of 2006.

Note 9: Commitments and Contingencies

Commitments

        At June 30, 2006, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $576.7 million, payable as follows: $43.1 million for the remainder of 2006, $85.9 million in 2007, $87.3 million in 2008, $74.5 million in 2009, $74.6 million in 2010 and $211.3 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expense under operating leases, net of sublease income, was $27.8 million for the three months ended June 30, 2006 and $25.6 million for the three months ended June 30, 2005. Rental expense under operating leases, net of sublease income, was $55.5 million for the six months ended June 30, 2006 and $55.7 million for the six months ended June 30, 2005.

        We have minimum commitments under agreements for broadcast programming, the purchase of services that we have outsourced to third parties, such as call center operations, billing services and satellite telemetry, tracking and control, and satellite construction and launch contracts. As of June 30, 2006, minimum payments over the terms of applicable agreements aggregated $4,801.4 million, payable as follows: $602.1 million in the remainder of 2006, $1,012.8 million in 2007, $944.3 million in 2008, $891.4 million in 2009, $888.7 million in 2010 and $462.1 million thereafter.

        As of June 30, 2006, other long term obligations totaling $456.8 million are payable approximately as follows: $49.4 million for the remainder of 2006, $103.8 million in 2007, $92.8 million in 2008, $79.9 million in 2009, $83.3 million in 2010 and $47.6 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets.

        As of June 30, 2006, included in "Investments and Other Assets" in the Consolidated Balance Sheets is a receivable for $19.0 million of the $57.0 million rebate that we can earn from Thomson by purchasing at least $4.0 billion of set-top receivers over the course of a long term supply contract that ends, including an optional one-year extension period, in June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date as a charge to the Consolidated Statements of Operations at the time such determination is made.

Contingencies

  DLA LLC Equity Rights

        The DLA LLC Second Amended and Restated Limited Liability Company Agreement, or the DLA LLC Agreement, as amended in February 2004, provides Darlene Investments LLC, or Darlene, the right, under certain circumstances, to require us to purchase all of Darlene's equity interests in DLA LLC for $200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that we have the right, under certain circumstances, to require Darlene to sell all of its equity interests in DLA LLC to us for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if certain conditions are satisfied, including a combination of the business or operations of DLA LLC with substantially all of the direct-to-home, or DTH, satellite business or operations of Sky Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement, or a Sky Deal. The closing of the Sky Mexico transaction satisfies the requirement for a combination with the business or operations of Sky Latin America. However, we believe that certain other conditions necessary to trigger these events have not been satisfied. In addition, under the terms of the DLA LLC Agreement, from February 24, 2005 through February 24, 2010, either we or Darlene may provide notice to the other that the notifying party wishes to attempt a sale of DLA LLC or an initial public offering of the equity of DLA LLC. The delivery of such notices starts a process which, among other things, may trigger certain call rights by the non-notifying party. If Darlene were to deliver such a notice within the period provided, and an independent third party appraisal of DLA LLC indicated a valuation in excess of approximately $1.6 billion, then we could be obligated to cooperate with attempts by Darlene to sell all of DLA LLC, conduct an initial public offering of the equity of DLA LLC or exercise our call rights, which would cost approximately $400 million. These rights are subject to many conditions and requirements, which are described in more detail in the DLA LLC Agreement.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2006. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

  Darlene Investments LLC

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

        We and certain other defendants filed in state court motions to compel arbitration of certain claims and to dismiss others for improper venue, and on November 3, 2005, the judge entered an order essentially staying the proceedings pending the arbitration between Darlene, DIRECTV and DLA LLC. We and Darlene have filed demands for arbitration under the terms of the dispute resolution provision of the DLA LLC Agreement. The parties have agreed upon a potential arbitration panel, and these demands for arbitration have been consolidated for hearing from January 29 to February 27, 2007 in Miami, Florida.

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

  Finisar Corporation

        On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that The DIRECTV Group, DIRECTV Holdings, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $78.9 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license, we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV U.S. system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25.0 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13.4 million to Finisar. Post-judgment interest accrues on the total judgment.

        We have filed post-judgment motions with the trial court seeking judgment in our favor as a matter of law. If these motions are denied, we intend to file an appeal to the Court of Appeals for the Federal Circuit. We are required to post security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal, and a bond has been submitted to the District Court in the amount of $126.7 million. We also intend to seek approval to make payments for the compulsory license into escrow during this period.

        Based on our review of the record in this case, including discussion with and analysis by counsel, the merits of our post-judgment motions and the bases for our appeal, we have determined that we have a number of strong arguments available to challenge the outcome of this matter on appeal and, although there can be no assurance as to the ultimate outcome, we are confident that the judgment against us will ultimately be reversed, or remanded for a new trial in which we believe we would prevail. As a result, we have concluded that it is not probable that Finisar will ultimately prevail in this matter; therefore, we have not recorded any liability for this judgment nor are we recording any expense for the compulsory license.

  Income Tax Matters

        In the second quarter of 2005 a settlement was reached in connection with adjustments proposed by the IRS for the tax years 1991 through 1994 in regards to the determination and allocation of the purchase price with respect to a prior business acquisition. As a result of the favorable settlement, we recognized an income tax benefit of approximately $31.3 million that we reported in "Income from discontinued operations, net of taxes" on our Consolidated Statements of Operations.

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

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2006, the net book value of uninsured satellites amounted to $695.1 million.

Note 10: Related-Party Transactions

        In the ordinary course of operations, we enter into transactions with related parties. News Corporation and its affiliates are considered related parties because News Corporation owns approximately 39% of our outstanding common stock. Companies in which we hold equity method investments are also considered related parties, which include Sky Mexico from the acquisition on February 16, 2006, and HNS LLC from April 22, 2005 until the investment was sold in January 2006. We have the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Millions)
Sales	$6.4	$4.7	$15.6	$10.8
Purchases	200.6	185.0	399.0	399.0

        The following table sets forth the amount of accounts receivable from, and accounts payable to, related parties as of the periods presented:

	June 30, 2006	December 31, 2005
	(Dollars in Millions)
Accounts receivable	$104.7	$8.2
Investments and other assets	—	97.0
Accounts payable	174.8	165.4

        The accounts receivable and accounts payable balances as of June 30, 2006 and December 31, 2005 are primarily related to affiliates of News Corporation. Accounts receivable at June 30, 2006 and Investments and other assets at December 31, 2005 also include the amounts due from News Corporation related to the Sky Transactions.

        We paid $285.0 million in February 2006 for News Corporation's interest in Sky Mexico.

Note 11: Earnings Per Common Share

        We compute Basic Earnings Per Common Share, or EPS, by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which we exclude from the computation in loss periods as their effect would be antidilutive. We also exclude common stock options from the computation of diluted EPS when the exercise price is greater than the average market price of our common stock. Our existing common equivalent shares consist entirely of common stock options and restricted stock units issued to employees. The number of common stock options excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of our common stock were as follows: 56.5 million options for the three months ended June 30, 2006, 70.1 million options for the three months ended June 30, 2005, 56.7 million options for the six months ended June 30, 2006, and 70.1 million options for the six months ended June 30, 2005.

        The following table sets forth comparative information regarding common shares outstanding during the periods presented:

	Six Months Ended June 30,
	2006	2005
	(Shares in Millions)
Common shares outstanding at January 1	1,391.0	1,385.8
Decrease for common shares repurchased and retired	(168.3)	—
Increase for stock options exercised and other	5.8	2.6

Common shares outstanding at June 30	1,228.5	1,388.4

Weighted average number of common shares outstanding	1,301.7	1,386.8

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended June 30, 2006:
Basic EPS
Income from continuing operations	$458.7	1,256.9	$0.36
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.9	—

Diluted EPS
Adjusted income from continuing operations	$458.7	1,263.8	$0.36

Three Months Ended June 30, 2005:
Basic EPS
Income from continuing operations	$130.2	1,387.6	$0.10
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5.9	—

Diluted EPS
Adjusted income from continuing operations	$130.2	1,393.5	$0.10

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Six Months Ended June 30, 2006:
Basic EPS
Income from continuing operations	$693.9	1,301.7	$0.53
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.5	—

Diluted EPS
Adjusted income from continuing operations	$693.9	1,308.2	$0.53

Six Months Ended June 30, 2005:
Basic EPS
Income from continuing operations	$88.8	1,386.8	$0.07
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.0	—

Diluted EPS
Adjusted income from continuing operations	$88.8	1,392.8	$0.07

Note 12: Stockholders' Equity

Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a share repurchase program. Under the repurchase program, we are authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. The source of funds for the purchases is from our available cash and cash from operations. We implemented the repurchase program on February 10, 2006. There is no fixed termination date for the repurchase program and purchases may be made in the open market, through block trades and other negotiated transactions. The program may be suspended, discontinued or accelerated at any time. Repurchased shares are retired but remain authorized for registration and issuance in the future. Through June 30, 2006, we have repurchased approximately 168.3 million shares for approximately $2.7 billion, at an average price of $16.01 per share.

Accumulated Other Comprehensive Loss

	As of June 30, 2006	As of December 31, 2005
	(Dollars in Millions)
Minimum pension liability adjustment, net of taxes	$(39.3)	$(34.4)
Accumulated unrealized gains on securities, net of taxes	8.1	23.1
Accumulated foreign currency translation adjustments	0.3	(2.7)

Total Accumulated Other Comprehensive Loss	$(30.9)	$(14.0)

Other Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Millions)
Net income	$458.7	$161.5	$693.9	$120.1
Other comprehensive income (loss):
Minimum pension liability adjustments, net of taxes	(4.9)	—	(4.9)	—
Foreign currency translation adjustments	(0.1)	4.3	3.0	5.2
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses)	(7.2)	1.0	(14.4)	0.6
Less: reclassification adjustment for net (gains) losses recognized during the period	—	(0.6)	(0.6)	0.4

Other comprehensive income (loss)	(12.2)	4.7	(16.9)	6.2

Total comprehensive income	$446.5	$166.2	$677.0	$126.3

Note 13: Segment Reporting

        Our two business segments, DIRECTV U.S. and DIRECTV Latin America are engaged in acquiring, promoting, selling and distributing digital entertainment programming via satellite to residential and commercial subscribers. Through April 22, 2005, we also operated the Network Systems segment, a provider of satellite-based private business networks and broadband Internet access. As a result of the SkyTerra transactions described in Note 4, after April 22, 2005, we no longer consolidate HNS, which formerly comprised the Network Systems segment. Eliminations and other includes the corporate office and other entities.

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended: June 30, 2006
External Revenues	$3,318.0	$202.0	$—	$—	$3,520.0
Intersegment Revenues	0.3	0.1	—	(0.4)	—

Revenues	$3,318.3	$202.1	$—	$(0.4)	$3,520.0

Operating Profit (Loss)	$774.3	$(12.8)	$—	$(20.1)	$741.4
Add: Depreciation and amortization	202.4	34.1	—	(0.9)	235.6

Operating Profit (Loss) Before Depreciation and Amortization(1)	$976.7	$21.3	$—	$(21.0)	$977.0

June 30, 2005
External Revenues	$2,959.2	$183.5	$45.2	$—	$3,187.9
Intersegment Revenues	1.3	—	—	(1.3)	—

Revenues	$2,960.5	$183.5	$45.2	$(1.3)	$3,187.9

Operating Profit (Loss)	$333.2	$4.0	$(8.0)	$(17.6)	$311.6
Add: Depreciation and amortization	171.4	41.3	—	(1.6)	211.1

Operating Profit (Loss) Before Depreciation and Amortization(1)	$504.6	$45.3	$(8.0)	$(19.2)	$522.7

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Six Months Ended: June 30, 2006
External Revenues	$6,511.2	$394.4	$—	$—	$6,905.6
Intersegment Revenues	0.6	0.2	—	(0.8)	—

Revenues	$6,511.8	$394.6	$—	$(0.8)	$6,905.6

Operating Profit (Loss)	$1,136.7	$30.7	$—	$(33.9)	$1,133.5
Add: Depreciation and amortization	384.6	65.7	—	(1.9)	448.4

Operating Profit (Loss) Before Depreciation and Amortization(1)	$1,521.3	$96.4	$—	$(35.8)	$1,581.9

June 30, 2005
External Revenues	$5,757.0	$367.4	$211.4	$—	$6,335.8
Intersegment Revenues	4.3	—	—	(4.3)	—

Revenues	$5,761.3	$367.4	$211.4	$(4.3)	$6,335.8

Operating Profit (Loss)	$371.6	$(9.5)	$(60.8)	$(43.9)	$257.4
Add: Depreciation and amortization	348.6	77.4	—	(2.9)	423.1

Operating Profit (Loss) Before Depreciation and Amortization(1)	$720.2	$67.9	$(60.8)	$(46.8)	$680.5

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

The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Operating Profit Before Depreciation and Amortization	$977.0	$522.7	$1,581.9	$680.5
Depreciation and amortization	235.6	211.1	448.4	423.1

Operating Profit	741.4	311.6	1,133.5	257.4
Interest income	32.3	31.0	79.5	53.1
Interest expense	(56.6)	(60.2)	(115.3)	(115.5)
Other, net	(1.8)	(71.9)	19.8	(73.6)

Income from Continuing Operations Before Income Taxes and Minority Interests	715.3	210.5	1,117.5	121.4
Income tax expense	(256.6)	(75.6)	(417.3)	(31.9)
Minority interests in net earnings of subsidiaries	—	(4.7)	(6.3)	(0.7)

Income from continuing operations	458.7	130.2	693.9	88.8
Income from discontinued operations, net of taxes	—	31.3	—	31.3

Net Income	$458.7	$161.5	$693.9	$120.1

Note 14: Subsequent Event

        On July 17, 2006, on behalf of Wireless DBS LLC, of which, we and Echostar Broadband Holdings Corporation each own 50%, we deposited $486.3 million with the Federal Communications Commission, or FCC, to fund the minimum deposit required to jointly participate in the advanced wireless spectrum auction scheduled for August 9, 2006. We used available cash and cash equivalents for the deposit.

* * *

THE DIRECTV GROUP, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$3,520.0	$3,187.9	$6,905.6	$6,335.8
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,383.3	1,238.9	2,782.5	2,583.8
Subscriber service expenses	267.1	230.9	515.3	463.0
Broadcast operations expenses	74.6	63.2	145.5	125.4
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	422.1	644.1	1,009.2	1,405.3
Upgrade and retention costs	145.6	226.5	440.7	481.0
General and administrative expenses	250.3	261.6	430.5	596.8
Depreciation and amortization expense	235.6	211.1	448.4	423.1

Total Operating Costs and Expenses	2,778.6	2,876.3	5,772.1	6,078.4

Operating Profit	741.4	311.6	1,133.5	257.4
Interest income	32.3	31.0	79.5	53.1
Interest expense	(56.6)	(60.2)	(115.3)	(115.5)
Other, net	(1.8)	(71.9)	19.8	(73.6)

Income From Continuing Operations Before Income Taxes and Minority Interests	715.3	210.5	1,117.5	121.4
Income tax expense	(256.6)	(75.6)	(417.3)	(31.9)
Minority interests in net earnings of subsidiaries	—	(4.7)	(6.3)	(0.7)

Income from continuing operations	458.7	130.2	693.9	88.8
Income from discontinued operations, net of taxes	—	31.3	—	31.3

Net Income	$458.7	$161.5	$693.9	$120.1

Basic and Diluted Earnings Per Common Share:
Income from continuing operations	$0.36	$0.10	$0.53	$0.07
Income from discontinued operations, net of taxes	—	0.02	—	0.02

Basic and Diluted Per Common Share	$0.36	$0.12	$0.53	$0.09

Weighted average number of common shares outstanding (in millions)
Basic	1,256.9	1,387.6	1,301.7	1,386.8
Diluted	1,263.8	1,393.5	1,308.2	1,392.8
	June 30, 2006	December 31, 2005
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,884.2	$3,701.3
Total current assets	3,613.2	6,096.4
Total assets	13,276.4	15,630.2
Total current liabilities	2,445.8	2,828.1
Long-term debt	3,400.2	3,405.3
Minority interests	55.5	49.2
Total stockholders' equity	6,006.4	7,940.0

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Millions)
Other Data:
Operating Profit	$741.4	$311.6	$1,133.5	$257.4
Add: Depreciation and amortization expense	235.6	211.1	448.4	423.1

Operating Profit Before Depreciation and Amortization(1)	$977.0	$522.7	$1,581.9	$680.5

Operating Profit Before Depreciation and Amortization Margin(1)	27.8%	16.4%	22.9%	10.7%
Capital expenditures(2)	$463.7	$227.6	$712.7	$433.2
Cash flows from operating activities	860.4	326.6	1,300.2	330.4
Cash flows from investing activities	(207.9)	(325.2)	(444.9)	73.7
Cash flows from financing activities	(894.7)	995.3	(2,672.4)	963.7

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

THE DIRECTV GROUP, INC.

SUMMARY DATA—(concluded)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended: June 30, 2006
Revenues	$3,318.3	$202.1	$—	$(0.4)	$3,520.0
% of Total Revenue	94.3%	5.7%	—	—	100.0%
Operating Profit (Loss)	$774.3	$(12.8)	$—	$(20.1)	$741.4
Add: Depreciation and amortization	202.4	34.1	—	(0.9)	235.6

Operating Profit (Loss) Before Depreciation and Amortization	$976.7	$21.3	$—	$(21.0)	$977.0

Operating Profit Before Depreciation and Amortization Margin	29.4%	10.5%	N/A	N/A	27.8%
Capital Expenditures(1)	$423.2	$40.5	$—	$—	$463.7
June 30, 2005
Revenues	$2,960.5	$183.5	$45.2	$(1.3)	$3,187.9
% of Total Revenue	92.9%	5.8%	1.4%	(0.1)%	100.0%
Operating Profit (Loss)	$333.2	$4.0	$(8.0)	$(17.6)	$311.6
Add: Depreciation and amortization	171.4	41.3	—	(1.6)	211.1

Operating Profit (Loss) Before Depreciation and Amortization	$504.6	$45.3	$(8.0)	$(19.2)	$522.7

Operating Profit Before Depreciation and Amortization Margin	17.0%	24.7%	N/A	N/A	16.4%
Capital Expenditures(1)	$197.7	$24.6	$3.9	$1.4	$227.6
Six Months Ended: June 30, 2006
Revenues	$6,511.8	$394.6	$—	$(0.8)	$6,905.6
% of Total Revenue	94.3%	5.7%	—	—	100.0%
Operating Profit (Loss)	$1,136.7	$30.7	$—	$(33.9)	$1,133.5
Add: Depreciation and amortization	384.6	65.7	—	(1.9)	448.4

Operating Profit (Loss) Before Depreciation and Amortization	$1,521.3	$96.4	$—	$(35.8)	$1,581.9

Operating Profit Before Depreciation and Amortization Margin	23.4%	24.4%	N/A	N/A	22.9%
Capital Expenditures(1)	$643.1	$69.6	$—	$—	$712.7
June 30, 2005
Revenues	$5,761.3	$367.4	$211.4	$(4.3)	$6,335.8
% of Total Revenue	90.9%	5.8%	3.3%	—	100.0%
Operating Profit (Loss)	$371.6	$(9.5)	$(60.8)	$(43.9)	$257.4
Add: Depreciation and amortization	348.6	77.4	—	(2.9)	423.1

Operating Profit (Loss) Before Depreciation and Amortization	$720.2	$67.9	$(60.8)	$(46.8)	$680.5

Operating Profit Before Depreciation and Amortization Margin	12.5%	18.5%	N/A	N/A	10.7%
Capital Expenditures(1)	$343.9	$41.6	$18.1	$29.6	$433.2

(1)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites.

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006, or 2005 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 8, 2006, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discussed these risks and uncertainties in detail in Part I, Item 1A of our 2005 Form 10-K.

BUSINESS OVERVIEW

        We are a leading provider of digital television entertainment in the United States and Latin America. Our two business segments, DIRECTV U.S. and DIRECTV Latin America are engaged in acquiring, promoting, selling and distributing digital entertainment programming via satellite to residential and commercial subscribers. Through April 22, 2005 we also operated the Network Systems segment, which is a provider of satellite-based private business networks, or VSATs, and consumer broadband Internet access. See "Acquisitions and Divestitures" below for further discussion of our divestiture of HNS.

        DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of June 30, 2006, DIRECTV U.S. had approximately 15.5 million subscribers with average monthly revenue per subscriber, or ARPU, for the six months ended June 30, 2006 of $70.73.

        DIRECTV U.S. currently broadcasts its service from nine geosynchronous satellites and has four additional satellites under construction. DIRECTV 9S, which is expected to launch during the second half of 2006, will provide backup capacity at our 101 WL and 119 WL orbital locations. DIRECTV U.S. also plans to launch DIRECTV 10 and DIRECTV 11 in 2007. These two satellites will provide DIRECTV U.S. with increased capability for local and national high-definition, or HD, channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from our 99 WL and 103 WL orbital locations. In addition, DIRECTV 12 is being constructed and will serve as a ground spare.

        DIRECTV Latin America.    DIRECTV Latin America, or DTVLA, is comprised of a group of companies that primarily includes our approximately 86% owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, and its wholly-owned local operating companies, or LOCs, and beginning February 16, 2006, our equity method investment in Innova, S. de R.L. de C.V. which we refer to as Sky Mexico. DTVLA is a leading provider of DTH digital television services throughout Latin America. As of June 30, 2006, DTVLA had approximately 1.7 million subscribers in 28 countries throughout the region, excluding Mexico, and Sky Mexico had approximately 1.4 million subscribers in Mexico. As discussed in more detail below we expect to complete the acquisition of a 72% interest in Sky Brasil, which currently has approximately 1 million subscribers, during the third quarter of 2006. See "Acquisitions and Divestitures" below for more information related to these transactions.

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

  Brazil

        The pending merger of Sky Brasil with DIRECTV Brasil is subject to local regulatory approval, which we expect to receive in the third quarter of 2006. Upon completion of this transaction we expect to owe $30.0 million to News Corporation, which is in addition to the $362.0 million that we prepaid in October 2004 for the equity interests of News Corporation and Liberty in Sky Brasil, and will thereafter own a 72% interest in the merged businesses. We also expect to incur incremental costs and charges resulting from the merger of DIRECTV Brasil with Sky Brasil, and the transfer of our DIRECTV subscribers to the Sky Brasil platform. At the close of the Sky Brasil transaction, we expect to receive a payment of approximately $97.0 million from News Corporation, subject to adjustment, which represents a $127.0 million payment for our assumption of certain liabilities of Sky Multi-Country Partners, net of the $30.0 million closing payment due for the Sky Brasil acquisition.

  Mexico

        On February 16, 2006, we completed the acquisition of a 47% equity interest in Sky Mexico, which included the acquisition of a 12% equity interest in Sky Mexico resulting from the sale of DIRECTV Mexico subscribers to Sky Mexico and the acquisition of News Corporation's and Liberty's Sky Mexico interests for $373.0 million in cash. As a result of this transaction, we recorded a $57.0 million gain in the first quarter of 2006 and a $28.3 million gain in the second quarter 2005 to "General and administrative expenses" in the Consolidated Statement of Operations. On April 27, 2006, Televisa acquired a portion of our equity interest in Sky Mexico at book value for $58.7 million in cash, which resulted in a reduction in our equity interest in Sky Mexico to approximately 41%. DIRECTV Mexico ceased operations in the third quarter of 2005 upon completion of the migration of its subscribers to Sky Mexico. We account for our investment in Sky Mexico under the equity method of accounting from the date of acquisition.

HNS

        On April 22, 2005, we completed the sale to SkyTerra of a 50% interest in HNS LLC, which owns substantially all of the assets of HNS. We received total proceeds of $257.4 million, including cash of $246.0 million, and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million. As a result of this transaction, we recorded pre-tax impairment charges of $4.4 million during the three months ended June 30, 2005 and $25.3 million during the six months ended June 30, 2005 to "General and administrative expenses" in our Consolidated Statements of Operations to reduce the carrying value of HNS' assets to fair value. In January 2006, we completed the sale of our remaining 50% interest in HNS LLC to SkyTerra. In exchange for our remaining 50% interest and resolution of a final closing adjustment from the April 22, 2005 transaction, we received cash proceeds of $110.0 million. In the first quarter of 2006, we recorded a gain of $13.5 million related to the sale, in addition to equity earnings of $11.3 million to "Other, net" in the Consolidated Statements of Operations.

        For additional information regarding the transactions described above, see Note 4: Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report.

Other Developments

        In addition to the items described above, the following events had a significant effect on the comparability of our operating results for the three and six months ended June 30, 2006 and 2005:

  Lease Program

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. With the introduction of the lease program, most of the set-top receivers provided to new and a substantial number of set-top receivers provided to existing DIRECTV U.S. subscribers are leased. DIRECTV U.S. subscribers who lease their set-top receivers pay a monthly lease fee for each set-top receiver leased in lieu of a monthly mirroring fee. Prior to March 1, 2006, most set-top receivers provided to new and existing DIRECTV U.S. subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. We capitalized $153.0 million of set-top receivers leased to new subscribers and $99.5 million of set-top receivers leased to existing subscribers during the three months ended June 30, 2006 under the new lease program. We capitalized $199.4 million of set-top receivers leased to new subscribers and $139.9 million of set-top receivers leased to existing subscribers during the six months ended June 30, 2006 under the new lease program.

  Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a share repurchase program. Under the repurchase program, we are authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. The sources of funds for the purchases are our available cash and cash from operations. Through June 30, 2006, we have repurchased and retired approximately 168.3 million shares for approximately $2.7 billion, at an average price of $16.01 per share.

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

        Subscriber Acquisition Costs.    These costs include commissions we pay to national retailers, independent satellite television retailers, dealers, regional bell operating companies and the cost of DIRECTV set-top receivers and other equipment, installation, advertising, marketing and customer call center expenses associated with the acquisition of new DIRECTV subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended June 30,
Revenues By Segment:
	2006	2005	Change
	(Dollars in Millions)
DIRECTV U.S.	$3,318.3	$2,960.5	$357.8	12.1%
DIRECTV Latin America	202.1	183.5	18.6	10.1%
Network Systems	—	45.2	(45.2)	(100.0)%
Eliminations and Other	(0.4)	(1.3)	0.9	(69.2)%

Total Revenues	$3,520.0	$3,187.9	$332.1	10.4%

        The $332.1 million increase in our total revenues was primarily due to the $357.8 million increase in revenues at the DIRECTV U.S. segment, which resulted mostly from an increase in total subscribers and higher ARPU, and an increase in revenues at the DIRECTV Latin America segment, partially offset by the decrease in revenues from the Network Systems segment that resulted from the divestiture of the HNS business.

        Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

	Three Months Ended June 30,
Operating Costs and Expenses:
	2006	2005	Change
	(Dollars in Millions)
DIRECTV U.S.	$2,544.0	$2,627.3	$(83.3)	(3.2)%
DIRECTV Latin America	214.9	179.5	35.4	19.7%
Network Systems	—	53.2	(53.2)	(100.0)%
Eliminations and Other	19.7	16.3	3.4	20.9%

Total Operating Costs and Expenses	$2,778.6	$2,876.3	$(97.7)	(3.4)%

        The $97.7 million decrease in our total operating costs and expenses was primarily due to the $83.3 million decrease in operating costs and expenses at the DIRECTV U.S. segment and a $53.2 million decrease in operating costs and expenses at the Network Systems segment resulting from the divesture of the HNS business, partially offset by the $35.4 million increase at the DIRECTV Latin America segment.

        Interest Income and Expense.    Interest income increased $1.3 million to $32.3 million for the second quarter of 2006 compared to $31.0 million for the same period of 2005. Interest expense decreased $3.6 million to $56.6 million for the second quarter of 2006 from $60.2 million for the second quarter of 2005. The increase in interest income is due to an increase in average interest rates, partially offset by lower average cash and short-term investment balances. The decrease in interest expense is due to an increase in capitalized interest resulting from an increase in capitalized costs for satellites under construction, partially offset by higher weighted average interest rates on higher average outstanding debt balances.

        Interest expense is net of capitalized interest of $14.5 million for the second quarter of 2006 and $5.0 million for the second quarter of 2005.

        Other, Net.    The loss recorded in "Other, net" decreased by $70.1 million during the second quarter of 2006 as compared to the same period in 2005. The significant components of "Other, net" were as follows:

	Three Months Ended June 30,
	2006	2005	Change
	(Dollars in Millions)
Net gain from sale of investments	$—	$1.0	$(1.0)
Equity in losses from unconsolidated affiliates	(1.8)	(8.0)	6.2
Refinancing transaction expenses	—	(64.9)	64.9

Total	$(1.8)	$(71.9)	$70.1

        The $64.9 million of refinancing transaction expenses in the second quarter of 2005 resulted from the charges associated with the refinancing of our debt in the second quarter of 2005 discussed in more detail in Note 7 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

        Income Tax Expense.    We recognized income tax expense of $256.6 million for the second quarter of 2006 compared to an income tax expense of $75.6 million for the second quarter of 2005. The change in income tax expense is primarily attributable to the change in income before income taxes and minority interests. Income tax expense for the second quarter of 2006 was reduced by $27.2 million due to a tax deduction arising from the write-off of an investment in certain foreign entities.

        Income from Discontinued Operations.    As a result of a favorable tax settlement, which we discuss in Note 9 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, during the second quarter of 2005 we recorded a $31.3 million gain in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of June 30,
	2006	2005	Change
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,318.3	$2,960.5	$357.8	12.1%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,314.4	1,137.7	176.7	15.5%
Subscriber service expenses	255.5	219.2	36.3	16.6%
Broadcast operations expenses	45.6	35.3	10.3	29.2%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	401.4	622.2	(220.8)	(35.5)%
Upgrade and retention costs	143.8	223.2	(79.4)	(35.6)%
General and administrative expenses	180.9	218.3	(37.4)	(17.1)%
Depreciation and amortization expense	202.4	171.4	31.0	18.1%

Total Operating Costs and Expenses	2,544.0	2,627.3	(83.3)	(3.2)%

Operating Profit	$774.3	$333.2	$441.1	132.4%

Other Data:
Operating Profit Before Depreciation & Amortization	$976.7	$504.6	$472.1	93.6%
Total number of subscribers (000's)	15,513	14,670	843	5.7%
ARPU	$71.59	$67.79	$3.80	5.6%
Average monthly subscriber churn %	1.59%	1.69%	—	(5.9)%
Gross subscriber additions (000's)	863	964	(101)	(10.5)%
Net subscriber additions (000's)	125	225	(100)	(44.4)%
Average subscriber acquisition costs — per subscriber (SAC)	$642	$646	$(4)	(0.6)%

        Subscribers.    The decrease in average monthly subscriber churn to 1.59% and the 101,000 decrease in gross subscriber additions in the second quarter of 2006 are primarily due to more stringent credit policies we implemented over the last several quarters and changes made to our distribution network to better align dealers with our objective to improve the overall credit quality of DIRECTV subscribers. Our gross subscriber additions were also negatively affected by increased competition. The 100,000 reduction in the number of net new subscribers was primarily due to the lower number of gross subscriber additions.

        Revenues.    The $357.8 million increase in revenues to $3,318.3 million resulted from the larger subscriber base and higher ARPU. The 5.6% increase in ARPU to $71.59 resulted primarily from programming package price increases, higher mirroring, lease, DVR and HD programming fees and an increase in advertising revenues.

        Operating Costs and Expenses.    DIRECTV U.S.' total operating costs and expenses decreased $83.3 million to $2,544.0 million in the second quarter of 2006 due mostly to the capitalization of $252.5 million of set-top receivers in 2006 under our new lease program, lower subscriber acquisition costs resulting from a decrease in gross subscriber additions and lower general and administrative costs. These decreases were partially offset by higher programming costs, subscriber service expenses, and depreciation expense.

        DIRECTV U.S.' broadcast programming and other costs increased $176.7 million primarily from the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls due primarily to an increase in the number of subscribers with advanced products. Broadcast operations expenses increased as a result of the costs to support new HD local channel markets and other products, and the additional costs of operating satellites launched in 2005.

        The $220.8 million decrease in subscriber acquisition costs was due mostly to the capitalization of $153.0 million of set-top boxes under our new lease program and lower gross subscriber additions in 2006.

        The $79.4 million decrease in upgrade and retention costs resulted primarily from the capitalization of $99.5 million of leased set-top receivers, partially offset by increased volume under HD upgrade programs.

        The decrease in general and administrative expenses resulted mainly from lower bad debt expense and lower legal costs in 2006.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        The improvement in operating profit before depreciation and amortization of $472.1 million was primarily due to the $252.5 million of set-top receivers capitalized under the lease program, gross profit generated from the higher revenues and reduced subscriber acquisition costs resulting from lower subscriber additions. The increase in operating profit of $441.1 million was primarily due to higher operating profit before depreciation and amortization.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of June 30,
	2006	2005	Change
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$202.1	$183.5	$18.6	10.1%
Operating Profit Before Depreciation & Amortization	21.3	45.3	(24.0)	(53.0)%
Operating Profit (Loss)	(12.8)	4.0	(16.8)	NM*
Total number of subscribers (000's)	1,732	1,519	213	14.0%
Net subscriber additions (losses) (000's)	77	(52)	129	NM
Net subscriber additions, excluding DIRECTV Mexico (000's)	77	45	32	71.1%
ARPU	$39.78	$39.60	$0.18	0.5%

*
Percentage not meaningful

        The 129,000 increase in net subscriber additions includes the effect of the shut-down of DIRECTV Mexico and the migration of subscribers to the Sky Mexico platform in 2005. Excluding DIRECTV Mexico, net subscriber additions for DIRECTV Latin America improved by 32,000.

        The $18.6 million increase in revenues in the second quarter of 2006 compared to the same period in 2005 primarily resulted from the increase in the number of subscribers.

        The decrease in operating profit before depreciation and amortization and operating profit (loss) was primarily due to the $28.3 million gain that we recorded in the second quarter of 2005 for the sale of the DIRECTV Mexico subscribers and a $10.6 million charge recorded in the second quarter of 2006 for the disposal of fixed assets, partially offset by the additional gross profit from the increase in revenues.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

	Three Months Ended June 30,
	2006	2005	Change
	(Dollars in Millions)
Revenues	—	$45.2	$(45.2)	(100.0)%
Operating Loss Before Depreciation & Amortization	—	(8.0)	8.0	(100.0)%
Operating Loss	—	(8.0)	8.0	(100.0)%

        As a result of the divestitures of the HNS businesses described above, there were no operating results for the Network Systems segment during the second quarter of 2006. The $8.0 million operating loss before depreciation and amortization and operating loss for the second quarter of 2005 included a $4.4 million impairment charge related to the sale of 50% of HNS LLC in April, 2005.

Eliminations and Other

        Operating loss from Eliminations and Other increased to $20.1 million in the second quarter of 2006 from $17.6 million in the second quarter of 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Six Months Ended June 30,
Revenues By Segment:
	2006	2005	Change
	(Dollars in Millions)
DIRECTV U.S.	$6,511.8	$5,761.3	$750.5	13.0%
DIRECTV Latin America	394.6	367.4	27.2	7.4%
Network Systems	—	211.4	(211.4)	(100.0)%
Eliminations and Other	(0.8)	(4.3)	3.5	81.4%

Total Revenues	$6,905.6	$6,335.8	$569.8	9.0%

        The $569.8 million increase in our total revenues was primarily due to the $750.5 million increase in revenues at the DIRECTV U.S. segment, which resulted mostly from an increase in total subscribers and higher ARPU, and an increase in revenues at the DIRECTV Latin America segment, partially offset by the decrease in revenues from the Network Systems segment that resulted from the divestiture of the HNS business.

        Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

	Six Months Ended June 30,
Operating Costs and Expenses:
	2006	2005	Change
	(Dollars in Millions)
DIRECTV U.S.	$5,375.1	$5,389.7	$(14.6)	(0.3)%
DIRECTV Latin America	363.9	376.9	(13.0)	(3.4)%
Network Systems	—	272.2	(272.2)	(100.0)%
Eliminations and Other	33.1	39.6	(6.5)	(16.4)%

Total Operating Costs and Expenses	$5,772.1	$6,078.4	$(306.3)	(5.0)%

        The $306.3 million decrease in our total operating costs and expenses was primarily due to the $272.2 million decrease in operating costs and expenses at the Network Systems segment resulting from the divesture of the HNS business, the $14.6 million decrease at the DIRECTV U.S. segment and a $13.0 million decrease at the DIRECTV Latin America segment.

        Interest Income and Expense.    Interest income increased $26.4 million to $79.5 million for the six months ended June 30, 2006 compared to $53.1 million for the same period of 2005. Interest expense decreased $0.2 million to $115.3 million for the six months ended June 30, 2006 from $115.5 million for the six months ended June 30, 2005. The increase in interest income is due to an increase in average interest rates. The decrease in interest expense is primarily due to an increase in capitalized interest resulting from an increase in capitalized costs for satellites under construction, partially offset by an increase in total interest costs due to higher outstanding borrowings that resulted from our second quarter 2005 refinancing transactions and higher interest rates.

        Interest expense is net of capitalized interest of $26.2 million for the six months ended June 30, 2006 and $9.5 million for the six months ended June 30, 2005.

        Other, Net.    Other, net increased by $93.4 million during the second quarter of 2006 as compared to the same period in 2005. The significant components of "Other, net" were as follows:

	Six Months Ended June 30,
	2006	2005	Change
	(Dollars in Millions)
Net gain (loss) from sale of investments	$14.4	$(0.6)	$15.0
Equity in earnings (losses) from unconsolidated affiliates	5.5	(8.6)	14.1
Refinancing transaction expenses	—	(64.9)	64.9
Other	(0.1)	0.5	(0.6)

Total	$19.8	$(73.6)	$93.4

        The $64.9 million of refinancing transaction expenses in the six months ended June 30, 2005 resulted from the charges associated with the refinancing of our debt in the second quarter of 2005 discussed in more detail in Note 7 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

        The $14.4 million net pre-tax gain from the sale of investments in the six months ended June 30, 2006 includes a $13.5 million gain recorded on the sale of our remaining 50% interest in HNS LLC to

SkyTerra and a $0.9 million gain related to the sale of other equity investments for $13.7 million in cash.

        The $0.6 million net pre-tax loss from the sale of investments during the six months ended June 30, 2005, resulted from the sale of an equity investment for $113.1 million in cash.

        Income Tax Expense.    We recognized income tax expense of $417.3 million for the six months ended June 30, 2006 compared to an income tax expense of $31.9 million for the six months ended June 30, 2005. The change in income tax expense is primarily attributable to the change in income before income taxes and minority interests.

        Income from Discontinued Operations.    As a result of a favorable tax settlement which we discuss in Note 9 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, during the second quarter of 2005 we recorded a $31.3 million gain in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Six Months Ended and As of June 30,
	2006	2005	Change
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$6,511.8	$5,761.3	$750.5	13.0%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,645.9	2,287.3	358.6	15.7%
Subscriber service expenses	492.2	439.7	52.5	11.9%
Broadcast operations expenses	87.6	70.7	16.9	23.9%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	969.0	1,367.8	(398.8)	(29.2)%
Upgrade and retention costs	436.9	475.4	(38.5)	(8.1)%
General and administrative expenses	358.9	400.2	(41.3)	(10.3)%
Depreciation and amortization expense	384.6	348.6	36.0	10.3%

Total Operating Costs and Expenses	5,375.1	5,389.7	(14.6)	(0.3)%

Operating Profit	$1,136.7	$371.6	$765.1	NM

Other Data:
Operating Profit Before Depreciation & Amortization	$1,521.3	$720.2	$801.1	111.2%
Total number of subscribers (000's)	15,513	14,670	843	5.7%
ARPU	$70.73	$66.91	$3.82	5.7%
Average monthly subscriber churn %	1.52%	1.59%	—	(4.4)%
Gross subscriber additions (000's)	1,782	2,101	(319)	(15.2)%
Net subscriber additions (000's)	380	730	(350)	(47.9)%
Average subscriber acquisition costs — per subscriber (SAC)	$656	$651	$5	0.8%

        Subscribers.    The decrease in average monthly subscriber churn to 1.52% and the 319,000 decrease in gross subscriber additions during the six months ended June 30, 2006 are primarily due to more stringent credit policies we implemented over the last several quarters and changes made to our distribution network to better align dealers with our objective to improve the overall credit quality of DIRECTV subscribers. Our gross subscriber additions were also negatively affected by increased competition. The 350,000 reduction in the number of net new subscribers was primarily due to the lower number of gross subscriber additions.

        Revenues.    The $750.5 million increase in revenues to $6,511.8 million resulted from the larger subscriber base and higher ARPU. The 5.7% increase in ARPU to $70.73 resulted primarily from programming package price increases, higher mirroring, lease, DVR and HD programming fees and an increase in advertising revenues.

        Operating Costs and Expenses.    DIRECTV U.S.' total operating costs and expenses decreased $14.6 million to $5,375.1 million during the six months ended June 30, 2006 due mostly to the capitalization of $339.3 million of set-top receivers in 2006 under our new lease program, lower subscriber acquisition costs resulting from a decrease in gross subscriber additions, and lower general and administrative costs. These decreases were partially offset by higher programming costs, increased upgrade and retention costs, and higher subscriber service and depreciation expenses.

        DIRECTV U.S.' broadcast programming and other costs increased $358.6 million primarily from the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls due primarily to an increase in the number of subscribers with advanced products. Broadcast operations expenses increased as a result of the costs to support new HD local channel markets and other products, and the additional costs of operating satellites launched in 2005.

        The $398.8 million decrease in subscriber acquisition costs was primarily due to the decrease in gross subscriber additions and the capitalization of $199.4 million of leased set-top receivers.

        The $38.5 million decrease in upgrade and retention costs resulted primarily from the capitalization of $139.9 million of leased set-top receivers, partially offset by increased volume under our movers and HD upgrade programs.

        The decrease in general and administrative expenses resulted mainly from lower bad debt expense and legal costs in 2006 and severance costs incurred in 2005.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and satellites launched in 2005, and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        The improvement of operating profit before depreciation and amortization of $801.1 million was primarily due to the gross profit generated from the higher revenues, the capitalization of $339.3 million of set-top receivers under the lease program and fewer gross subscriber additions, partially offset by an increase in upgrade and retention costs. The increase in operating profit of $765.1 million was primarily due to higher operating profit before depreciation and amortization, partially offset by the increase in depreciation and amortization expense.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Six Months Ended and As of June 30,
	2006	2005	Change
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$394.6	$367.4	$27.2	7.4%
Operating Profit Before Depreciation & Amortization	96.4	67.9	28.5	42.0%
Operating Profit (Loss)	30.7	(9.5)	40.2	NM
Total number of subscribers (000's)	1,732	1,519	213	14.0%
Net subscriber additions (losses) (000's)	139	(127)	266	NM
Net subscriber additions, excluding DIRECTV Mexico (000's)	139	74	65	87.8%
ARPU	$39.62	$38.80	$0.82	2.1%

        The 266,000 increase in net subscriber additions includes the effect of the shut-down of DIRECTV Mexico and the migration of subscribers to the Sky Mexico platform in 2005. Excluding DIRECTV Mexico, net subscriber additions for DIRECTV Latin America improved by 65,000.

        The $27.2 million increase in revenues in the six months ended June 30, 2006 compared to the same period in 2005 primarily resulted from the increase in the number of subscribers.

        The improvement in operating profit before depreciation and amortization and operating profit (loss) was primarily due to the $57.0 million gain that we recorded during the six months ended June 30, 2006 for the completion of the Sky Mexico transaction and an increase in gross profit resulting from the increase in revenues, partially offset by the $28.3 million gain recorded in the second quarter of 2005, also related to the Sky Mexico transaction, and a $10.6 million charge recorded in the second quarter of 2006 for the disposal of fixed assets.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

	Six Months Ended June 30,
	2006	2005	Change
	(Dollars in Millions)
Revenues	—	$211.4	$(211.4)	(100.0)%
Operating Loss Before Depreciation & Amortization	—	(60.8)	60.8	(100.0)%
Operating Loss	—	(60.8)	60.8	(100.0)%

        As a result of the divestitures of the HNS businesses described above, there were no operating results for the Network Systems segment during the first half of 2006. The $60.8 million operating loss before depreciation and amortization and operating loss for the six months ended June 30, 2005 included a $25.3 million impairment charge related to the sale of 50% of HNS LLC in April, 2005.

Eliminations and Other

        Operating loss from Eliminations and Other decreased to $33.9 million during the six months ended June 30, 2006 from $43.9 million during the six months ended June 30, 2005, mostly resulting from a decrease in pension and other corporate compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2006, our cash and cash equivalent balances and short-term investments totaled $2.0 billion compared with $4.4 billion at December 31, 2005. The $2.3 billion decrease resulted primarily from the use of $2.7 billion in cash for the share repurchase program, $373.0 million of cash used for the acquisition of our equity interest in Sky Mexico, and $734.0 million of cash used for the acquisition of satellites and property, partially offset by $1,300.2 million of cash provided by operations and $182.4 million of proceeds from the sale of investments including the investments in HNS LLC and the portion of our investment in Sky Mexico. In addition to our existing cash balances, DIRECTV U.S currently has the ability to borrow up to $500.0 million under its revolving credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.48 at June 30, 2006 and 2.16 at December 31, 2005. The decrease in our current ratio during the period was mostly due to the changes in our cash and short-term investment balances as a result of the sources and uses of cash discussed above.

        On February 7, 2006, our Board of Directors authorized a share repurchase program. Under the repurchase program, we are authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. Through June 30, 2006, we have repurchased approximately 168.3 million shares for approximately $2.7 billion, at an average price of $16.01 per share.

        On July 17, 2006 we deposited $486.3 million with the FCC to participate in its advanced wireless spectrum auction scheduled for August 9, 2006.

        We expect to have cash requirements during the remainder of 2006 for capital expenditures and to fund our share repurchase program. We expect to fund our cash requirements and our existing business plan using our available cash balances, cash provided by operations, and the $97.0 million in cash we will receive from News Corporation at the close of the Sky Brasil transaction later in 2006. Additional borrowings, which may include borrowings under the $500.0 million revolving credit facility at DIRECTV U.S., may be required for significant wireless broadband strategic investment opportunities should they arise, or if the authorized amount of our share repurchase program is significantly increased.

Notes Payable and Credit Facilities

        At June 30, 2006, we had $3,411.2 million in total outstanding borrowings, bearing a weighted average interest rate of 7.02%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 7 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2005 Form 10-K.

        Our short-term borrowings, notes payable, senior secured credit facility and other borrowings mature as follows: $5.7 million in the remainder of 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009; $297.5 million in 2010; and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2005 and we do not currently expect to be required to make a prepayment for the year ending December 31, 2006.

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. Our Board of Directors does not currently intend to pay cash dividends on our common stock. Except for the share repurchase program discussed above, our future earnings, if any, are expected to be retained for the development of our businesses for the foreseeable future.

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

DIRECTV U.S.

        On April 4, 2005, Moody's assigned a Ba1 rating to DIRECTV U.S.' senior secured credit facility. In addition, it affirmed DIRECTV U.S.' Ba2 Corporate Family Rating and Ba2 senior unsecured ratings. All ratings remain on stable outlook.

        On April 5, 2005, S&P assigned a BB rating to DIRECTV U.S.' senior secured credit facility and affirmed DIRECTV U.S.' BB corporate and BB- senior unsecured ratings. All ratings remain on stable outlook.

* * *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the six months ended June 30, 2006. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2005.

* * *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended June 30, 2006 or subsequent thereto, but before the filing of this report, are summarized below. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 10, 2006 and our Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

  Finisar Corporation

        On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that The DIRECTV Group, DIRECTV Holdings, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $78.9 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13.4 million to Finisar. Post-judgment interest accrues on the total judgment.

        We have filed post-judgment motions with the trial court seeking judgment in our favor as a matter of law. If these motions are denied, we intend to file an appeal to the Court of Appeals for the Federal Circuit. We are required to post security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal, and a bond has been submitted to the District Court in the amount of $126.7 million. We also intend to seek approval to make payments for the compulsory license into escrow during this period.

        Based on our review of the record in this case, including discussion with and analysis by counsel, the merits of our post-judgment motions and the bases for our appeal, we have determined that we have a number of strong arguments available to challenge the outcome of this matter on appeal and, although there can be no assurance as to the ultimate outcome, we are confident that the judgment against us will ultimately be reversed, or remanded for a new trial in which we believe we would prevail. As a result, we have concluded that it is not probable that Finisar will ultimately prevail in this matter; therefore, we have not recorded any liability for this judgment nor are we recording any expense for the compulsory license.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed.

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

        Through June 30, 2006, we have repurchased approximately 168.3 million shares for approximately $2.7 billion, at an average price of $16.01 per share, which includes 130.5 million shares of our common stock purchased from General Motors employee pension and benefit trusts. All purchases were made in accordance with Rule 10b-18 of Securities Exchange Act of 1934 except for the shares of common stock repurchased from the General Motors employee pension and benefit trusts in a privately negotiated transaction. To date, no plans or programs for the repurchase of our stock have been terminated prior to expiration. A summary of the repurchase activity for the three months ended June 30, 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
April 1—30, 2006	5.0	$16.75	5.0	$1,116.1
May 1—31, 2006	39.0	17.19	39.0	444.7
June 1—30, 2006	8.3	16.88	8.3	304.8

Total	52.3	17.10	52.3

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our annual meeting of stockholders held on June 6, 2006, the following matters were submitted to a vote of the stockholders of The DIRECTV Group, Inc.:

The DIRECTV Group, Inc.
Final Voting Results

  Item No. 1

        The election of Chase Carey, Peter Cherin, Peter A. Lund and Haim Saban as directors to serve for a three year term expiring at the annual meeting in 2009. The final voting results were:

Chase Carey.	For	1,145,677,095
	Withheld	12,507,720
Peter Cherin	For	1,144,613,108
	Withheld	13,571,707
Peter A. Lund	For	1,142,389,668
	Withheld	15,795,147
Haim Saban	For	1,151,249,785
	Withheld	6,935,030

  Item No. 2

        Ratification of the appointment of Deloitte & Touche LLP as independent registered public accountants for us for the fiscal year ending December 31, 2006. The final voting results were:

For	1,156,988,568
Against	823,285
Abstain	372,962
No Vote	0

        All matters voted on at the annual meeting were approved. In addition to the directors elected at the annual meeting, Neil R. Austrian, Ralph F. Boyd, James M. Cornelius, David F. De Voe, Charles R. Lee, K. Rupert Murdoch and Nancy S. Newcomb continue to serve as directors.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

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

THE DIRECTV GROUP, INC. (Registrant)
Date: August 8, 2006	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic (Executive Vice President and Chief Financial Officer)

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
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS