Form 10-Q
period 2006-09-30
DIRECTV GROUP INC
filed 2006-11-09
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

N/A
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

        As of November 3, 2006, the registrant had 1,223,578,664 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$3,666.8	$3,233.2	$10,572.4	$9,569.0
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,522.5	1,306.6	4,305.0	3,890.4
Subscriber service expenses	302.1	251.1	817.4	714.1
Broadcast operations expenses	62.4	65.4	207.9	190.8
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	455.3	708.4	1,464.5	2,113.7
Upgrade and retention costs	210.5	293.5	651.2	774.5
General and administrative expenses	280.8	273.6	768.3	873.4
Gain from disposition of businesses, net	(60.7)	(30.1)	(117.7)	(33.1)
Depreciation and amortization expense	265.7	208.3	714.1	631.4

Total Operating Costs and Expenses	3,038.6	3,076.8	8,810.7	9,155.2

Operating Profit	628.2	156.4	1,761.7	413.8
Interest income	28.4	44.8	107.9	97.9
Interest expense	(63.2)	(64.4)	(178.5)	(179.9)
Other, net	12.4	2.3	32.2	(71.3)

Income From Continuing Operations Before Income Taxes and Minority Interests	605.8	139.1	1,723.3	260.5
Income tax expense	(228.5)	(41.7)	(645.8)	(73.6)
Minority interests in net earnings of subsidiaries	(7.1)	(2.8)	(13.4)	(3.5)

Income from continuing operations	370.2	94.6	1,064.1	183.4
Income from discontinued operations, net of taxes	—	—	—	31.3

Net Income	$370.2	$94.6	$1,064.1	$214.7

Basic and Diluted Earnings Per Common Share:
Income from continuing operations	$0.30	$0.07	$0.83	$0.13
Income from discontinued operations, net of taxes	—	—	—	0.02

Basic and Diluted Earnings Per Common Share	$0.30	$0.07	$0.83	$0.15

Weighted average number of common shares outstanding (in millions)
Basic	1,220.9	1,389.1	1,274.5	1,387.6
Diluted	1,227.9	1,395.5	1,281.1	1,393.8

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
	(Dollars in Millions, Except Share Amounts)
ASSETS
Current Assets
Cash and cash equivalents	$2,039.1	$3,701.3
Short-term investments	233.0	683.2
Accounts receivable, net of allowances of $70.9 and $80.5	1,155.5	1,033.2
Inventories	167.6	283.1
Deferred income taxes	119.7	163.3
Prepaid expenses and other	302.0	232.3

Total Current Assets	4,016.9	6,096.4
Satellites, net	1,974.5	1,875.5
Property and Equipment, net	1,979.6	1,199.2
Goodwill	3,594.2	3,045.3
Intangible Assets, net	1,835.2	1,878.0
Deferred Income Taxes	14.2	492.4
Investments and Other Assets	790.7	1,043.4

Total Assets	$14,205.3	$15,630.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,457.1	$2,541.8
Unearned subscriber revenue and deferred credits	420.3	276.6
Short-term borrowings and current portion of long-term debt	220.7	9.7

Total Current Liabilities	3,098.1	2,828.1
Long-Term Debt	3,397.5	3,405.3
Other Liabilities and Deferred Credits	1,437.3	1,407.6
Commitments and Contingencies
Minority Interests	62.6	49.2
Stockholders' Equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 1,218,688,804 shares and 1,391,031,989 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	9,681.6	10,956.2
Accumulated deficit	(3,443.2)	(3,002.2)
Accumulated Other Comprehensive Loss	(28.6)	(14.0)

Total Stockholders' Equity	6,209.8	7,940.0

Total Liabilities and Stockholders' Equity	$14,205.3	$15,630.2

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in Millions)
Cash Flows From Operating Activities
Net Income	$1,064.1	$214.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	714.1	631.4
Gain from disposition of businesses, net	(117.7)	(33.1)
Net (gain) loss from sale of investments	(14.3)	0.6
Gain from discontinued operations	—	(31.3)
Loss on disposal of fixed assets	18.1	0.4
Share-based compensation expense	33.0	30.9
Write-off of debt issuance costs	—	19.0
Equity in (earnings) losses of unconsolidated affiliates	(17.9)	5.6
Deferred income taxes and other	578.4	84.3
Change in other operating assets and liabilities:
Accounts receivable, net	(89.5)	14.5
Inventories	119.3	(112.6)
Prepaid expenses and other	(33.3)	(80.4)
Accounts payable and accrued liabilities	(223.2)	38.8
Unearned subscriber revenue and deferred credits	135.6	103.1
Other, net	8.0	(182.1)

Net Cash Provided by Operating Activities	2,174.7	703.8

Cash Flows From Investing Activities
Purchase of short-term investments	(1,963.1)	(3,050.9)
Sale of short-term investments	2,412.5	2,920.5
Investment in companies, net of cash acquired	(381.6)	—
Proceeds from sale of investments	182.4	113.1
Proceeds from sale of businesses	—	246.0
Proceeds from collection of notes receivable	141.6	—
Cash paid for property and equipment	(1,116.0)	(337.3)
Cash paid for satellites	(172.8)	(278.7)
Other, net	(31.3)	(10.3)

Net Cash Used in Investing Activities	(928.3)	(397.6)

Cash Flows From Financing Activities
Common shares repurchased and retired	(2,946.6)	—
Net decrease in short-term borrowings	(1.5)	(4.9)
Cash proceeds from refinancing transactions	—	3,003.3
Repayment of long-term debt	(5.0)	(2,002.4)
Repayment of other long-term obligations	(72.3)	(67.2)
Stock options exercised	115.3	34.5
Debt issuance costs	—	(4.7)
Excess tax benefit from share-based compensation	1.5	—

Net Cash Provided by (Used in) Financing Activities	(2,908.6)	958.6

Net increase (decrease) in cash and cash equivalents	(1,662.2)	1,264.8
Cash and cash equivalents at beginning of the period	3,701.3	2,307.4

Cash and cash equivalents at the end of the period	$2,039.1	$3,572.2

Supplemental Cash Flow Information
Cash paid for interest	$180.1	$182.6
Cash paid for income taxes	20.2	9.7

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        The DIRECTV Group, Inc., which we refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America. Our business units include our wholly-owned subsidiary, DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., and DIRECTV Latin America, or DTVLA. DTVLA is comprised of PanAmericana, a group of companies that primarily includes our approximately 86% owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, and its wholly-owned local operating companies that provide services in countries other than Brazil and Mexico. DTVLA is also comprised of our direct and indirect ownership of approximately 74% (70% on a consolidated basis, net of minority interest) of Sky Brasil Servicos Ltda., which we refer to as Sky Brazil and approximately 41% (40% on a consolidated basis, net of minority interest) of Innova, S. de R.L. de C.V., or Sky Mexico. Please refer to Note 5 for additional information regarding the Sky Brazil acquisition.

        We also include our former Hughes Network Systems business, or HNS, in our consolidated results through April 22, 2005, when we completed the sale of a 50% interest in Hughes Network Systems LLC, or HNS LLC, an entity that owns substantially all of the net assets of HNS. Subsequent to April 22, 2005 we accounted for our investment in HNS LLC under the equity method of accounting until the sale of the remaining 50% interest in January 2006. Please refer to Note 5 for additional information regarding the divestiture of our of HNS LLC investment.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC, on March 10, 2006, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 8, 2006, and for the quarter ended June 30, 2006 filed with the SEC on August 8, 2006, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Change and New Accounting Standards

Accounting Change

        On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this standard did not have a significant effect on our consolidated results of operations or financial position, as the fair value based calculation of compensation expense under SFAS No. 123R is substantially similar to the calculation we applied under SFAS No. 123. However, as a result of the adoption of SFAS No. 123R, beginning in the first quarter of 2006, we report the excess income tax benefit associated with the exercise of stock options or pay-out of restricted stock units as a cash flow from financing activities in our Consolidated Statements of Cash Flows.

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)," or SFAS No. 158. SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes are to be reported as a component of other comprehensive income, net of tax in Stockholders' Equity in the Consolidated Balance Sheets. Our adoption of the provision to recognize the funded status of our defined benefit postretirement plans on December 31, 2006, as required, will not have a significant effect on our consolidated results of operations or financial position. We do not believe the adoption of the requirements to measure plan assets and obligations as of our year end will have a significant effect on our financial position upon adoption no later than December 31, 2008.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS No. 157. SFAS No. 157 defines fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. Our adoption of SFAS No. 157 on January 1, 2008, as required, could result in a transition adjustment recognized as an adjustment to the opening balance of our accumulated deficit in the Consolidated Balance Sheets. We are currently assessing the effect SFAS No. 157 may have, if any, to our consolidated results of operations and financial position.

        In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider" or EITF No. 06-1. EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. We are currently assessing the effect EITF No. 06-1 may have, if any, to our consolidated results of operations when adopted, as required, on January 1, 2008.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements according to SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Additionally, FIN 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The adoption of FIN 48 on January 1, 2007, as required, could result in an adjustment to the amount of recorded tax assets and liabilities related to uncertain tax positions by recording a corresponding adjustment to our accumulated deficit in the Consolidated Balance Sheets. We are currently assessing the effect FIN 48 may have, if any, to our consolidated results of operations and financial position.

Note 3: Share-Based Payments

        Under The DIRECTV Group, Inc. 2004 Stock Plan, or the 2004 Plan, as approved by our stockholders on June 2, 2004, shares, rights or options to acquire up to 21 million shares of common stock plus any awards cancelled, forfeited or expired from the former Hughes Electronics Corporation Incentive Plan, or the HEC Plan, on a cumulative basis were authorized for grant through March 16, 2014, subject to the approval of the Compensation Committee of our Board of Directors. We issue new shares of our common stock when restricted stock units are earned and when stock options are exercised.

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

        Changes in the status of outstanding restricted stock units were as follows:

	Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	7,582,993	$16.03
Granted	3,082,425	13.57
Vested and Distributed	(1,179,937)	10.22
Forfeited	(642,870)	16.92

Nonvested at September 30, 2006	8,842,611	15.88

        The weighted average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2005 was $16.66.

        As of September 30, 2006, there was $54.5 million of unrecognized compensation expense related to unvested restricted stock units that we expect to recognize as follows: $11.0 million in the remainder of 2006, $31.5 million in 2007 and $12.0 million in 2008. The total fair value of restricted share units vested and distributed during the nine month period ended September 30, 2006 was $18.4 million. The total fair value of restricted share units vested and distributed during the nine month period ended September 30, 2005 was $23.9 million.

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

        Changes in the status of outstanding options during the nine months ended September 30, 2006 were as follows:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding and exercisable at December 31, 2005	78,714,506	$24.52
Granted	—	—
Exercised	(9,911,356)	12.01
Forfeited or expired	(2,599,050)	30.72

Outstanding and exercisable at September 30, 2006	66,204,100	26.15

        As of September 30, 2006, our outstanding stock options have an aggregate intrinsic value (market value less exercise price) of $74.4 million and a weighted average remaining contractual life of approximately 3.7 years. The total intrinsic value of options exercised was $53.9 million during the nine months ended September 30, 2006 and $15.2 million during the nine months ended September 30, 2005, based on the intrinsic value of individual awards on the date of exercise.

        We recorded share-based compensation expense, which includes compensation costs associated with restricted stock units and stock options, as applicable, of $11.0 million for the three months ended September 30, 2006, $10.5 million for the three months ended September 30, 2005, $33.0 million for the nine months ended September 30, 2006 and $30.9 million for the nine months ended September 30, 2005. We recognized tax benefits associated with share-based compensation expense of $4.2 million for the three months ended September 30, 2006, $4.0 million for the three months ended September 30, 2005, $12.7 million for the nine months ended September 30, 2006 and $11.9 million for the nine months ended September 30, 2005.

        We realized actual tax benefits for the deduction of share-based compensation expense of $11.5 million for the three months ended September 30, 2006, $2.8 million for the three months ended September 30, 2005, $27.7 million for the nine months ended September 30, 2006 and $15.1 million for the nine months ended September 30, 2005.

        We received proceeds from stock options exercised of $115.3 million for the nine months ended September 30, 2006 and $34.5 million for the nine months ended September 30, 2005.

Note 4: Lease Program

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Pursuant to our policies for subscriber acquisition and upgrade and retention costs, set-top receivers leased to new and existing subscribers are capitalized and depreciated over their estimated useful lives. DIRECTV U.S. subscribers who lease their set-top receivers pay a monthly lease fee for each set-top receiver leased in lieu of a monthly mirroring fee. Prior to March 1, 2006, most set-top receivers provided to new and existing DIRECTV U.S. subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Now, with the introduction of the lease program, most set-top receivers provided to new and a substantial number of set-top receivers provided to existing subscribers are leased.

        During the three months ended September 30, 2006, DIRECTV U.S. capitalized $203.5 million for set-top receivers leased to new subscribers and $121.1 million for set-top receivers leased to existing subscribers. During the nine months ended September 30, 2006, DIRECTV U.S. capitalized $402.9 million for set-top receivers leased to new subscribers and $261.0 million for set-top receivers leased to existing subscribers. Depreciation expense on these capitalized receivers was $44.5 million for the three months ended September 30, 2006 and $67.8 million for the nine months ended September 30, 2006.

Note 5: Acquisitions and Divestitures

Acquisitions

  Sky Transactions

        On October 11, 2004, we announced a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International, or Liberty which we refer to as the Sky Transactions as further described below. The Sky Transactions resulted in the combination of the direct-to-home satellite platforms of DTVLA and Sky Latin America into a single platform in each of the major territories in the region.

        Brazil.    On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., or GLB, with and into Sky Brazil, and completed the purchase of News Corporation's and Liberty's interests in Sky Brazil. As a result of these transactions, we hold a 74% interest in the combined business. The purchase consideration for the transaction amounted to $670.0 million, represented by $396.4 million in cash paid, of which we paid $362.0 million to News Corporation and Liberty in 2004, the $63.6 million fair value of the reduction of our interest in GLB resulting from the merger and the assumption of $210.0 million of Sky Brazil's debt.

        We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. We also accounted for the reduction of our interest in GLB resulting from the merger as a partial sale pursuant to EITF No. 90-13 "Accounting for Simultaneous Common Control Mergers," which resulted in us recording a one-time pre-tax gain during the third quarter of 2006 of approximately $60.7 million in "Gain from disposition of businesses, net" in the Consolidated Statements of Operations. The September 30, 2006 consolidated financial statements reflect a preliminary allocation of the $670.0 million purchase price to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $41.5 million in cash. Amounts allocated to tangible and intangible assets, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of independent appraisals and additional analyses currently in process. Based on preliminary estimates, we have allocated $203.5 million to amortizable intangible assets that are included in "Intangible Assets, net" in our Consolidated Balance Sheets and will be amortized over a period of 6.0 years. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in an increase in goodwill of $543.8 million during the third quarter of 2006. The purchase price allocation is expected to be completed during the first half of 2007.

        As part of the transaction, we have guaranteed Sky Brazil's long-term satellite transponder obligations and have agreed to replace News Corporation's guarantee of Sky Brazil's $210.0 million bank loan due in August of 2007.

        The following table sets forth the preliminary allocation of the purchase price to the Sky Brazil net assets acquired on August 23, 2006:

Total current assets	$83.3
Goodwill	543.8
Intangible assets	203.5
Other long-term assets	89.0

Total assets acquired	$919.6

Total current liabilities, including $210.0 million of bank debt	$357.2
Other liabilities	102.4

Total liabilities assumed	$459.6

Net assets acquired	$460.0

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of The DIRECTV Group and Sky Brazil for 2006 and 2005 as if the acquisition had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of the Company had Sky Brazil operated as part of the Company for each of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$3,758.0	$3,334.1	$10,893.7	$9,832.6
Operating Profit	645.8	161.2	1,789.9	416.9
Income From Continuing Operations Before Income Taxes and Minority Interests	608.9	157.6	1,750.1	310.7
Net Income	372.1	106.3	1,080.5	246.8
Basic Earnings Per Common Share	0.30	0.08	0.85	0.18
Diluted Earnings Per Common Share	0.30	0.08	0.84	0.18

        Sky Mexico.    In Mexico, also as part of the Sky Transactions, DTVLA's local operating company, DIRECTV Mexico, sold its subscriber list to Sky Mexico and, after completing the transfer of its subscribers to Sky Mexico, ceased providing services in the third quarter of 2005. During 2005, as the transferred subscribers met certain retention requirements, we earned a variable note receivable from Sky Mexico and we recorded a corresponding gain of $70.4 million, of which $30.1 million was recorded during the quarter ended September 30, 2005 and $58.4 was recorded during the nine months ended September 30, 2005 in "Gain from disposition of businesses, net" in our Consolidated Statements of Operations. At completion of the transaction in February 2006, we recorded an additional gain of $57.0 million in "Gain from disposition of businesses, net" in our Consolidated Statements of Operations when DLA LLC received an equity interest in Sky Mexico resulting from the sale of DIRECTV Mexico's subscriber list and transfer of subscribers to Sky Mexico and cancellation of the note receivable. Also in February 2006, we acquired News Corporation's and Liberty's equity interests in Sky Mexico for $373.0 million in cash. On April 27, 2006, Televisa acquired a portion of our equity interest in Sky Mexico at book value for $58.7 million in cash. As a result of these transactions, we hold a 41% interest in Sky Mexico. We account for our investment in Sky Mexico using the equity method of accounting. See Note 6 for additional information regarding this investment.

        PanAmericana.    As part of the acquisition of Sky Multi-Country Partners and related entities in 2004, News Corporation agreed to reimburse us $127.0 million for the Sky entities' net liabilities we assumed. We received $127.0 million as reimbursement from News Corporation and paid the $30.0 million we owed for the final adjustment of the purchase price for News Corporation's interest in Sky Brazil at the completion of the Sky Brazil transaction in August 2006.

Divestitures

  Hughes Network Systems

        On April 22, 2005, we completed the contribution of HNS net assets to HNS LLC in exchange for cash proceeds of $196.0 million and sold a 50% interest in HNS LLC to SkyTerra in exchange for cash proceeds of $50.0 million and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million.

        We recorded pre-tax charges of $25.3 million during the nine month period ended September 30, 2005 to "Gain from disposition of businesses, net" in our Consolidated Statements of Operations primarily related to an increase in the book value of the assets contributed in excess of the fair value indicated by the sale price.

        We included HNS' operating results in continuing operations in our Consolidated Statements of Operations through April 22, 2005. The following table sets forth our pro forma revenues and operating profit excluding the HNS operations that were contributed as part of the SkyTerra transaction:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Dollars in Millions)
Revenues	$3,233.2	$9,361.2
Operating Profit	156.4	474.6

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

Note 6: Investments

Equity Method Investments

        As discussed in Note 5, we acquired a 41% interest in Sky Mexico in February 2006. The purchase price of our investment in Sky Mexico exceeded our proportionate share of Sky Mexico's underlying net assets by approximately $450 million on the date of acquisition. We have allocated the excess purchase price to both amortized intangible assets and to goodwill based upon a preliminary valuation. We expect to complete our final valuation and allocation later in 2006. During the three months ended September 30, 2006, we recorded equity income from our investment in Sky Mexico of $12.5 million, including amortization expense of $3.5 million. During the nine months ended September 30, 2006, we recorded equity income of $8.6 million from our investment in Sky Mexico, including amortization expense of $15.4 million.

        See Note 5 regarding the sale of our investment in HNS LLC during the first quarter of 2006.

Cost Method Investments

        During the first quarter of 2006, we sold other investments for $13.7 million in cash, which resulted in us recording a $0.9 million pre-tax gain in "Other, net" in the Consolidated Statements of Operations during the nine months ended September 30, 2006.

        During the nine months ended September 30, 2005, we sold other investments for $113.1 million in cash that resulted in a net pre-tax loss of $0.6 million that we recorded in "Other, net" in the Consolidated Statements of Operations.

Note 7: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2006 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of December 31, 2005	$3,031.7	$13.6	$3,045.3
Sky Transactions	—	548.9	548.9

Balance as of September 30, 2006	$3,031.7	$562.5	$3,594.2

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		September 30, 2006			December 31, 2005
	Estimated Useful Lives (years)
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital slots	Indefinite	$432.4		$432.4	$432.4		$432.4
72.5 WL Orbital license	5	181.8	$84.0	97.8	162.6	$54.4	108.2
Subscriber related	5-10	1,545.7	544.5	1,001.2	1,340.1	348.7	991.4
Dealer network	15	130.0	60.0	70.0	130.0	53.1	76.9
Distribution rights	7	334.1	110.1	224.0	334.1	74.8	259.3
Intangible pension asset	—	9.8	—	9.8	9.8	—	9.8

Total Intangible Assets		$2,633.8	$798.6	$1,835.2	$2,409.0	$531.0	$1,878.0

        Amortization expense for intangible assets was $92.1 million for the three month period ended September 30, 2006 and $87.7 million for the three month period ended September 30, 2005. Amortization expense for intangible assets was $267.6 million for the nine month period ended September 30, 2006 and $263.0 million for the nine month period ended September 30, 2005.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $96.3 million in the remainder of 2006; $384.8 million in 2007; $384.8 million in 2008; $291.9 million in 2009; $123.1 million in 2010; and $112.1 million thereafter.

Note 8: Debt

        The following table sets forth our outstanding debt:

	Interest Rates at September 30, 2006	September 30, 2006	December 31, 2005
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910.0	$910.0
6.375% senior notes due in 2015	6.375%	1,000.0	1,000.0
Senior secured credit facility	6.576%	1,495.0	1,500.0
Sky Brazil bank loan	7.888%	210.0	—
Other debt	—	3.2	5.0

Total debt		3,618.2	3,415.0
Less: current portion of long-term debt		220.7	9.7

Long-term debt		$3,397.5	$3,405.3

        The 8.375% senior notes, 6.375% senior notes and senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets.

        The fair value of our 8.375% senior notes was approximately $947.4 million at September 30, 2006 and approximately $982.3 million at December 31, 2005. The fair value of our 6.375% senior notes was approximately $949.0 million at September 30, 2006 and approximately $983.8 million at December 31, 2005. We calculated the fair values based on quoted market prices on those dates.

        Sky Brazil's $210.0 million U.S. dollar denominated variable rate bank loan due in August 2007 was assumed on August 23, 2006 as part of the Sky Brazil transaction described in Note 5 above. This bank loan currently bears interest at 7.888% and has been guaranteed by News Corporation. We expect to repay or refinance this loan by early 2007.

        Our notes payable, senior secured credit facility, and other debt mature as follows: $2.8 million in the remainder of 2006, $220.1 million in 2007, $47.6 million in 2008, $97.6 million in 2009, $297.5 million in 2010 and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2005 and we do not currently expect to be required to make a prepayment for the year ending December 31, 2006. The amount of interest accrued related to our outstanding debt was $23.2 million at September 30, 2006 and $28.4 million at December 31, 2005. The unamortized bond premium included in other debt was $2.9 million as of September 30, 2006 and $3.1 million as of December 31, 2005.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At September 30, 2006, DIRECTV U.S. was in compliance with all such covenants.

        2005 Refinancing Transactions.    In April 2005, we replaced our prior credit facility with our existing senior secured credit facility. We used a portion of the $2,000.0 million proceeds from the transaction to repay our prior credit facility, which had a then outstanding balance of $1,001.6 million and to pay related financing costs and accrued interest.

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

Note 9: Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the period	$3.5	$3.1	$10.5	$14.4
Interest accrued on benefits earned in prior periods	6.9	4.8	20.4	23.2
Expected return on assets	(7.5)	(5.5)	(22.4)	(22.0)
Amortization components
Amount resulting from changes in plan provisions	0.3	0.3	1.0	1.5
Net amount resulting from changes in plan experience and actuarial assumptions	1.3	1.6	4.0	4.8

Subtotal	4.5	4.3	13.5	21.9
Other costs
Settlement costs	—	9.1	—	14.6
Contractual termination benefit costs	—	—	—	3.4

Net periodic benefit cost	$4.5	$13.4	$13.5	$39.9

        We recognized an expense for other post retirement benefits of $0.3 million during the three months ended September 30, 2006, $0.4 million during the three months ended September 30, 2005,

$1.1 million during the nine months ended September 30, 2006 and $0.6 million during the nine months ended September 30, 2005.

Employer Contributions

        During the nine months ended September 30, 2006, we contributed $35.0 million to our qualified pension plan and $10.7 million to our nonqualified pension plans. We expect to contribute approximately $20.0 million to our qualified pension plan and $3.0 million to our nonqualified pension plans in the remainder of 2006.

Note 10: Commitments and Contingencies

Commitments

        At September 30, 2006, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $554.7 million, payable as follows: $22.1 million for the remainder of 2006, $85.4 million in 2007, $86.7 million in 2008, $74.5 million in 2009, $74.6 million in 2010 and $211.4 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expense under operating leases, net of sublease income, was $26.2 million for the three months ended September 30, 2006 and $27.8 million for the three months ended September 30, 2005. Rental expense under operating leases, net of sublease income, was $81.7 million for the nine months ended September 30, 2006 and $83.6 million for the nine months ended September 30, 2005.

        We have minimum commitments under agreements for broadcast programming, the purchase of services that we have outsourced to third parties, such as billing services and satellite telemetry, tracking and control, and satellite construction and launch contracts. As of September 30, 2006, minimum payments over the terms of applicable agreements aggregated $5,054.0 million, payable as follows: $308.3 million in the remainder of 2006, $1,046.6 million in 2007, $937.7 million in 2008, $968.8 million in 2009, $961.5 million in 2010 and $831.1 million thereafter.

        As of September 30, 2006, other long-term obligations totaling $475.6 million are payable approximately as follows: $30.9 million for the remainder of 2006, $114.4 million in 2007, $119.5 million in 2008, $79.9 million in 2009, $83.3 million in 2010 and $47.6 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets.

        As of September 30, 2006, included in "Investments and Other Assets" in the Consolidated Balance Sheets is a receivable for $22.0 million of the $57.0 million rebate that we can earn from Thomson by purchasing at least $4.0 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date as a charge to the Consolidated Statements of Operations at the time such determination is made.

Contingencies

  DLA LLC Equity Rights

        The DLA LLC Second Amended and Restated Limited Liability Company Agreement, or the DLA LLC Agreement, as amended in February 2004, provides Darlene Investments LLC, or Darlene, the right, under certain circumstances, to require us to purchase all of Darlene's equity interests in DLA LLC for $200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that we have the right, under certain circumstances, to require Darlene to sell all of its equity interests in DLA LLC to us for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if certain conditions are satisfied, including a combination of the business or operations of DLA LLC with substantially all of the direct-to-home, or DTH, satellite business or operations of Sky Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement. The closing of the Sky Mexico and Sky Brazil transaction satisfies the requirement for a combination with the business or operations of Sky Latin America. However, we believe that certain other conditions necessary to trigger these events have not been satisfied. In addition, under the terms of the DLA LLC Agreement, from February 24, 2005 through February 24, 2010, either we or Darlene may provide notice to the other that the notifying party wishes to attempt a sale of DLA LLC or an initial public offering of the equity of DLA LLC. The delivery of such a notice starts a process which, among other things, may trigger certain call rights by the non-notifying party. If Darlene were to deliver such a notice within the period provided, and an independent third party appraisal of DLA LLC indicated a valuation in excess of approximately $1.6 billion, then we could be obligated to cooperate with attempts by Darlene to sell all of DLA LLC, conduct an initial public offering of the equity of DLA LLC or exercise our call rights, which would cost approximately $400 million. These rights are subject to many conditions and requirements, which are described in more detail in the DLA LLC Agreement.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2006. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Darlene Investments LLC.    On October 18, 2004, Darlene filed suit in the circuit court for Miami-Dade County, Florida, against us and certain of our subsidiaries (including DLA LLC), News Corporation, and others, which we refer to collectively as the Defendants. The suit alleged fraud and violation of fiduciary, contractual and other duties owed to Darlene and to DLA LLC by one or more of the Defendants. Among other things, Darlene alleged that the Sky Transactions were unfair to DLA LLC and its members, including Darlene. Darlene further alleged that we entered into an oral put agreement that would have required us to acquire Darlene's interest in DLA LLC based on a pricing formula and that Darlene was fraudulently induced to release its rights under that put and other rights. Darlene sought injunctive relief to preclude DLA LLC from consummating the Sky Transactions,

$1 billion in damages and other relief. As part of the Sky Transactions, we have agreed to indemnify News Corporation against claims by Darlene.

        We and certain other defendants filed motions in state court to compel arbitration of certain claims and to dismiss others for improper venue. On November 3, 2005, the state court judge dismissed certain charges, including fraud claims, for improper venue and entered an order essentially staying the balance of the proceedings, including those related to fiduciary and other duties and those brought against News Corporation, pending the arbitration between Darlene, DIRECTV and DLA LLC. We and Darlene have filed demands for arbitration under the terms of the dispute resolution provision of the DLA LLC Agreement. The parties have agreed upon a potential arbitration panel, and these demands for arbitration have been consolidated for hearing from January 29 to February 27, 2007 in Miami, Florida.

        In June 2005, we filed suit against Darlene in the United States District Court for the Southern District of New York seeking specific performance and declaratory relief with respect to the release agreement and covenant not to sue executed by Darlene in February 2004 in connection with the DLA LLC reorganization and related transactions. Darlene filed an answer and counterclaim, which included fraud claims that had been dismissed from the Florida state court proceeding because of improper venue. On September 27, 2006, the District Court granted our motion for summary judgment and issued a Memorandum and Order dismissing Darlene's counterclaim, including the fraud claims, and finding Darlene liable for breach of contract. Darlene has filed a motion with the District Court for reconsideration of such Memorandum and Order.

        Finisar Corporation.    On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that The DIRECTV Group, DIRECTV Holdings, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $78.9 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25.0 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13.4 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $126.7 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment royalties pursuant to the compulsory license shall be held in escrow pending outcome of the appeal, and the initial quarterly payment has been made. Through September 30, 2006, the amount of the compulsory license fee amounted to $6.3 million, which was paid into escrow in October 2006.

        Based on our review of the record in this case, including discussion with and analysis by counsel of the bases for our appeal, we have determined that we have a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, we are confident that the judgment against us will ultimately be reversed, or remanded for a new trial in which we believe we would prevail. As a result, we have concluded that it is not probable that Finisar will ultimately prevail in this matter; therefore, we have not recorded any liability for this judgment nor are we recording any expense for the compulsory license.

  Income Tax Matters

        In the second quarter of 2005, a settlement was reached in connection with adjustments proposed by the IRS for the tax years 1991 through 1994 in regards to the determination and allocation of the purchase price with respect to a prior business acquisition. As a result of the favorable settlement, we recognized an income tax benefit of approximately $31.3 million that we reported in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

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

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2006, the net book value of in-orbit satellites was $1,124.3 million of which $718.5 million was uninsured.

Note 11: Related-Party Transactions

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

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Millions)
Sales	$7.3	$3.5	$22.9	$14.3
Purchases	201.5	193.5	600.5	537.9

        The following table sets forth the amount of accounts receivable from, and accounts payable to, related parties as of the periods presented:

	September 30, 2006	December 31, 2005
	(Dollars in Millions)
Accounts receivable	$5.0	$8.2
Investments and other assets	—	122.7
Accounts payable	172.0	165.4

        The accounts receivable and accounts payable balances as of September 30, 2006 and December 31, 2005 are primarily related to affiliates of News Corporation. Investments and other assets at December 31, 2005 also include the amounts due from News Corporation related to the Sky Transactions.

        We paid $285.0 million in cash in February 2006 for News Corporation's interest in Sky Mexico, received $127.0 million in cash from News Corporation in August 2006 for the repayment of a note receivable for the assumption of certain liabilities as part of the Sky Transactions, and paid $30.0 million to News Corporation in August 2006 for the final adjustment of the Sky Brazil purchase price. See Note 5 for additional information regarding these transactions.

Note 12: Earnings Per Common Share

        We compute Basic Earnings Per Common Share, or EPS, by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and restricted stock units issued to employees. We exclude common equivalent shares from the computation in loss periods as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when the exercise price is greater than the average market price of our common stock. The number of common stock options excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of our common stock were as follows: 52.4 million options for the three months ended September 30, 2006, 69.1 million options for the three months ended September 30, 2005, 55.5 million options for the nine months ended September 30, 2006, and 69.5 million options for the nine months ended September 30, 2005.

        The following table sets forth comparative information regarding common shares outstanding during the periods presented:

	Nine Months Ended September 30,
	2006	2005
	(Shares in Millions)
Common shares outstanding at January 1	1,391.0	1,385.8
Decrease for common shares repurchased and retired	(182.7)	—
Increase for stock options exercised and other	10.4	4.2

Common shares outstanding at September 30	1,218.7	1,390.0

Weighted average number of common shares outstanding	1,274.5	1,387.6

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended September 30, 2006:
Basic EPS
Income from continuing operations	$370.2	1,220.9	$0.30
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7.0	—

Diluted EPS
Adjusted income from continuing operations	$370.2	1,227.9	$0.30

Three Months Ended September 30, 2005:
Basic EPS
Income from continuing operations	$94.6	1,389.1	$0.07
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.4	—

Diluted EPS
Adjusted income from continuing operations	$94.6	1,395.5	$0.07

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Nine Months Ended September 30, 2006:
Basic EPS
Income from continuing operations	$1,064.1	1,274.5	$0.83
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.6	—

Diluted EPS
Adjusted income from continuing operations	$1,064.1	1,281.1	$0.83

Nine Months Ended September 30, 2005:
Basic EPS
Income from continuing operations	$183.4	1,387.6	$0.13
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.2	—

Diluted EPS
Adjusted income from continuing operations	$183.4	1,393.8	$0.13

Note 13: Stockholders' Equity

Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a share repurchase program. Under the repurchase program, we are authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. The source of funds for the purchases is from our available cash and cash from operations. We implemented the repurchase program on February 10, 2006. There is no fixed termination date for the repurchase program and purchases may be made in the open market, through block trades and other negotiated transactions. The program may be suspended, discontinued or accelerated at any time. Repurchased shares are retired but remain authorized for registration and issuance in the future. Through September 30, 2006, we have repurchased approximately 182.7 million shares for approximately $2.95 billion, at an average price of $16.12 per share, resulting in a decrease in Stockholders' Equity. The $2.95 billion decrease in Stockholders' Equity was recorded as a decrease of $1,441.5 million to "Common stock and additional paid in capital" and an increase of $1,505.1 million to "Accumulated deficit" in the Consolidated Balance Sheets during the nine months ended September 30, 2006.

Accumulated Other Comprehensive Loss

	As of September 30, 2006	As of December 31, 2005
	(Dollars in Millions)
Minimum pension liability adjustment, net of taxes	$(39.3)	$(34.4)
Accumulated unrealized gains on securities, net of taxes	10.8	23.1
Accumulated foreign currency translation adjustments	(0.1)	(2.7)

Total Accumulated Other Comprehensive Loss	$(28.6)	$(14.0)

Other Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Millions)
Net income	$370.2	$94.6	$1,064.1	$214.7
Other comprehensive income (loss):
Minimum pension liability adjustments, net of taxes	—	(13.8)	(4.9)	(13.8)
Foreign currency translation adjustments	(0.4)	(3.7)	2.6	1.5
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses)	2.7	5.5	(11.7)	6.1
Less: reclassification adjustment for net (gains) losses recognized during the period	—	—	(0.6)	0.4

Other comprehensive income (loss)	2.3	(12.0)	(14.6)	(5.8)

Total comprehensive income	$372.5	$82.6	$1,049.5	$208.9

Note 14: Segment Reporting

        Our two business segments, DIRECTV U.S. and DIRECTV Latin America, are engaged in acquiring, promoting, selling and distributing digital entertainment programming via satellite to residential and commercial subscribers. Through April 22, 2005, we also operated the Network Systems segment, a provider of satellite-based private business networks and broadband Internet access. As a result of the SkyTerra transactions described in Note 5, after April 22, 2005, we no longer consolidate HNS, which formerly comprised the Network Systems segment. Eliminations and other includes the corporate office and other entities.

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended: September 30, 2006
External Revenues	$3,402.8	$264.0	$—	$3,666.8
Intersegment Revenues	0.3	—	(0.3)	—

Revenues	$3,403.1	$264.0	$(0.3)	$3,666.8

Operating Profit (Loss)	$597.4	$51.7	$(20.9)	$628.2
Add: Depreciation and amortization	226.0	40.6	(0.9)	265.7

Operating Profit (Loss) Before Depreciation and Amortization(1)	$823.4	$92.3	$(21.8)	$893.9

September 30, 2005
External Revenues	$3,048.2	$185.0	$—	$3,233.2
Intersegment Revenues	0.2	0.2	(0.4)	—

Revenues	$3,048.4	$185.2	$(0.4)	$3,233.2

Operating Profit (Loss)	$170.6	$12.0	$(26.2)	$156.4
Add: Depreciation and amortization	167.2	42.2	(1.1)	208.3

Operating Profit (Loss) Before Depreciation and Amortization(1)	$337.8	$54.2	$(27.3)	$364.7

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Nine Months Ended: September 30, 2006
External Revenues	$9,914.0	$658.4	$—	$—	$10,572.4
Intersegment Revenues	0.9	0.2	—	(1.1)	—

Revenues	$9,914.9	$658.6	$—	$(1.1)	$10,572.4

Operating Profit (Loss)	$1,734.1	$82.4	$—	$(54.8)	$1,761.7
Add: Depreciation and amortization	610.6	106.3	—	(2.8)	714.1

Operating Profit (Loss) Before Depreciation and Amortization(1)	$2,344.7	$188.7	$—	$(57.6)	$2,475.8

September 30, 2005
External Revenues	$8,805.2	$552.4	$211.4	$—	$9,569.0
Intersegment Revenues	4.5	0.2	—	(4.7)	—

Revenues	$8,809.7	$552.6	$211.4	$(4.7)	$9,569.0

Operating Profit (Loss)	$542.2	$2.5	$(60.8)	$(70.1)	$413.8
Add: Depreciation and amortization	515.8	119.6	—	(4.0)	631.4

Operating Profit (Loss) Before Depreciation and Amortization(1)	$1,058.0	$122.1	$(60.8)	$(74.1)	$1,045.2

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Segment Assets:
September 30, 2006	$11,126.5	$1,967.4	$—	$1,111.4	$14,205.3
December 31, 2005	10,525.0	1,147.9	—	3,957.3	15,630.2

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

  The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Operating Profit Before Depreciation and Amortization	$893.9	$364.7	$2,475.8	$1,045.2
Depreciation and amortization	265.7	208.3	714.1	631.4

Operating Profit	628.2	156.4	1,761.7	413.8
Interest income	28.4	44.8	107.9	97.9
Interest expense	(63.2)	(64.4)	(178.5)	(179.9)
Other, net	12.4	2.3	32.2	(71.3)

Income from Continuing Operations Before Income Taxes and Minority Interests	605.8	139.1	1,723.3	260.5
Income tax expense	(228.5)	(41.7)	(645.8)	(73.6)
Minority interests in net earnings of subsidiaries	(7.1)	(2.8)	(13.4)	(3.5)

Income from continuing operations	370.2	94.6	1,064.1	183.4
Income from discontinued operations, net of taxes	—	—	—	31.3

Net Income	$370.2	$94.6	$1,064.1	$214.7

* * *

THE DIRECTV GROUP, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY DATA
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$3,666.8	$3,233.2	$10,572.4	$9,569.0
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,522.5	1,306.6	4,305.0	3,890.4
Subscriber service expenses	302.1	251.1	817.4	714.1
Broadcast operations expenses	62.4	65.4	207.9	190.8
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	455.3	708.4	1,464.5	2,113.7
Upgrade and retention costs	210.5	293.5	651.2	774.5
General and administrative expenses	280.8	273.6	768.3	873.4
Gain from disposition of businesses, net	(60.7)	(30.1)	(117.7)	(33.1)
Depreciation and amortization expense	265.7	208.3	714.1	631.4

Total Operating Costs and Expenses	3,038.6	3,076.8	8,810.7	9,155.2

Operating Profit	628.2	156.4	1,761.7	413.8
Interest income	28.4	44.8	107.9	97.9
Interest expense	(63.2)	(64.4)	(178.5)	(179.9)
Other, net	12.4	2.3	32.2	(71.3)

Income From Continuing Operations Before Income Taxes and Minority Interests	605.8	139.1	1,723.3	260.5
Income tax expense	(228.5)	(41.7)	(645.8)	(73.6)
Minority interests in net earnings of subsidiaries	(7.1)	(2.8)	(13.4)	(3.5)

Income from continuing operations	370.2	94.6	1,064.1	183.4
Income from discontinued operations, net of taxes	—	—	—	31.3

Net Income	$370.2	$94.6	$1,064.1	$214.7

Basic and Diluted Earnings Per Common Share:
Income from continuing operations	$0.30	$0.07	$0.83	$0.13
Income from discontinued operations, net of taxes	—	—	—	0.02

Basic and Diluted Earnings Per Common Share	$0.30	$0.07	$0.83	$0.15

Weighted average number of common shares outstanding (in millions)
Basic	1,220.9	1,389.1	1,274.5	1,387.6
Diluted	1,227.9	1,395.5	1,281.1	1,393.8
	September 30, 2006	December 31, 2005
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,039.1	$3,701.3
Total current assets	4,016.9	6,096.4
Total assets	14,205.3	15,630.2
Total current liabilities	3,098.1	2,828.1
Long-term debt	3,397.5	3,405.3
Minority interests	62.6	49.2
Total stockholders' equity	6,209.8	7,940.0

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Millions)
Other Data:
Operating Profit	$628.2	$156.4	$1,761.7	$413.8
Add: Depreciation and amortization expense	265.7	208.3	714.1	631.4

Operating Profit Before Depreciation and Amortization(1)	$893.9	$364.7	$2,475.8	$1,045.2

Operating Profit Before Depreciation and Amortization Margin(1)	24.4%	11.3%	23.4%	10.9%
Capital expenditures(2)	$566.0	$232.8	$1,278.7	$666.0
Cash flows from operating activities	874.5	373.4	2,174.7	703.8
Cash flows from investing activities	(483.4)	(471.3)	(928.3)	(397.6)
Cash flows from financing activities	(236.2)	(5.1)	(2,908.6)	958.6

(1)
Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating Profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use Operating Profit Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

THE DIRECTV GROUP, INC.

SUMMARY DATA—(concluded)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended: September 30, 2006
Revenues	$3,403.1	$264.0	$—	$(0.3)	$3,666.8
% of Total Revenue	92.8%	7.2%	—	—	100.0%
Operating Profit (Loss)	$597.4	$51.7	$—	$(20.9)	$628.2
Add: Depreciation and amortization	226.0	40.6	—	(0.9)	265.7

Operating Profit (Loss) Before Depreciation and Amortization	$823.4	$92.3	$—	$(21.8)	$893.9

Operating Profit Before Depreciation and Amortization Margin	24.2%	35.0%	N/A	N/A	24.4%
Capital Expenditures(1)	$513.4	$52.6	$—	$—	$566.0
September 30, 2005
Revenues	$3,048.4	$185.2	$—	$(0.4)	$3,233.2
% of Total Revenue	94.3%	5.7%	—	—	100.0%
Operating Profit (Loss)	$170.6	$12.0	$—	$(26.2)	$156.4
Add: Depreciation and amortization	167.2	42.2	—	(1.1)	208.3

Operating Profit (Loss) Before Depreciation and Amortization	$337.8	$54.2	$—	$(27.3)	$364.7

Operating Profit Before Depreciation and Amortization Margin	11.1%	29.3%	N/A	N/A	11.3%
Capital Expenditures(1)	$203.0	$27.2	$—	$2.6	$232.8
Nine Months Ended:
September 30, 2006
Revenues	$9,914.9	$658.6	$—	$(1.1)	$10,572.4
% of Total Revenue	93.8%	6.2%	—	—	100.0%
Operating Profit (Loss)	$1,734.1	$82.4	$—	$(54.8)	$1,761.7
Add: Depreciation and amortization	610.6	106.3	—	(2.8)	714.1

Operating Profit (Loss) Before Depreciation and Amortization	$2,344.7	$188.7	$—	$(57.6)	$2,475.8

Operating Profit Before Depreciation and Amortization Margin	23.6%	28.7%	N/A	N/A	23.4%
Capital Expenditures(1)	$1,156.5	$122.2	$—	$—	$1,278.7
September 30, 2005
Revenues	$8,809.7	$552.6	$211.4	$(4.7)	$9,569.0
% of Total Revenue	92.1%	5.8%	2.2%	(0.1)%	100.0%
Operating Profit (Loss)	$542.2	$2.5	$(60.8)	$(70.1)	$413.8
Add: Depreciation and amortization	515.8	119.6	—	(4.0)	631.4

Operating Profit (Loss) Before Depreciation and Amortization	$1,058.0	$122.1	$(60.8)	$(74.1)	$1,045.2

Operating Profit Before Depreciation and Amortization Margin	12.0%	22.1%	N/A	N/A	10.9%
Capital Expenditures(1)	$546.9	$68.8	$18.1	$32.2	$666.0

(1)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites.

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006, or 2005 Form 10-K, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 8, 2006, and for the quarter ended June 30, 2006 filed with the SEC on August 8, 2006, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discussed in detail these risks and uncertainties in Part I, Item 1A of our 2005 Form 10-K.

BUSINESS OVERVIEW

        We are a leading provider of digital television entertainment in the United States and Latin America. Our two business segments, DIRECTV U.S. and DIRECTV Latin America, are engaged in acquiring, promoting, selling and distributing digital entertainment programming via satellite to residential and commercial subscribers. Through April 22, 2005, we also operated the Network Systems segment that was comprised of Hughes Network Systems, or HNS, a provider of satellite-based private business networks and consumer broadband Internet access. See "Acquisitions and Divestitures" below for further discussion of our divestiture of HNS.

        DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of September 30, 2006, DIRECTV U.S. had approximately 15.7 million subscribers with average monthly revenue per subscriber, or ARPU, for the nine months ended September 30, 2006 of $71.41.

        DIRECTV U.S. currently broadcasts its service from nine geosynchronous satellites. An additional satellite, DIRECTV 9S, was launched on October 13, 2006 and will provide backup capacity at the 101 WL and 119 WL orbital locations once in-orbit testing is completed. DIRECTV U.S. has three additional satellites under construction, and plans to launch two of these, DIRECTV 10 and DIRECTV 11, in 2007. These two satellites will provide DIRECTV U.S. with increased capability for local and national high-definition, or HD, channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from our 99 WL and 103 WL orbital locations. The third satellite under construction, DIRECTV 12, will serve as a ground spare.

        DIRECTV Latin America.    DIRECTV Latin America, or DTVLA, is comprised of PanAmericana, a group of companies that primarily includes our approximately 86% owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, and its wholly-owned local operating companies that provide services in countries other than Brazil and Mexico. DTVA is also comprised of our direct and indirect ownership of approximately 74% of Sky Brasil Servicos Ltda., or Sky Brazil, and approximately 41% of Innova, S. de R.L. de C.V., or Sky Mexico. DTVLA is a leading provider of DTH digital television services throughout Latin America. As of September 30, 2006, PanAmericana had approximately 1.3 million subscribers in 28 countries throughout the region and Sky Brazil had approximately 1.3 million subscribers, which includes 869,000 subscribers acquired on August 23, 2006 at the completion of the Sky Brazil transaction. Please refer to "Acquisitions and Divestitures" below and Note 5 to the consolidated financial statements for additional information regarding the Sky Brazil acquisition on August 23, 2006.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Acquisitions and Divestitures

        The following acquisitions and divestitures are discussed in more detail in Note 5: Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report.

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

  Brazil

        On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., or GLB, with and into Sky Brazil and completed the purchase of News Corporation and Liberty's interests in Sky Brazil. As a result of these transactions, we hold a 74% interest in the combined business. The purchase consideration for the transaction amounted to $670.0 million, represented by $396.4 million in cash paid, of which we paid $362.0 million to News Corporation and Liberty in 2004, the $63.6 million fair value of the reduction of our interest in GLB resulting from the merger and the assumption of $210.0 million of Sky Brazil's debt.

        We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. We also accounted for the reduction of our interest in GLB resulting from the merger as a partial sale, which resulted in us recording a one-time pre-tax gain during the third quarter of 2006 of approximately $60.7 million in "Gain from disposition of businesses, net" in the Consolidated Statements of Operations.

  Mexico

        On February 16, 2006, we completed the acquisition of our equity interest in Sky Mexico, which included the acquisition of an equity interest in Sky Mexico in exchange for the sale of our DIRECTV Mexico subscribers to Sky Mexico and the acquisition of News Corporation's and Liberty's Sky Mexico interests for $373.0 million in cash. As a result of this transaction, we recorded gains of $57.0 million in the first quarter of 2006, $28.3 million in the second quarter of 2005 and $30.1 million in the third quarter of 2005 to "Gain on disposition of businesses, net" in the Consolidated Statement of Operations. DIRECTV Mexico ceased operations in the third quarter of 2005 upon completion of the migration of its subscribers to Sky Mexico. We account for our 41% interest in Sky Mexico under the equity method of accounting from the date of acquisition.

HNS

        On April 22, 2005, we completed the sale of a 50% interest in Hughes Network Systems LLC, or HNS LLC, which owns substantially all of the assets of HNS, to SkyTerra. We received total proceeds of $257.4 million, including cash of $246.0 million, and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million. As a result of this transaction, we recorded a pre-tax impairment charge of $25.3 million during the nine months ended September 30, 2005 to "Gain from disposition of businesses, net" in our Consolidated Statements of Operations to reduce the carrying value of HNS' assets to fair value. In January 2006, we completed the sale of our remaining 50% interest in HNS LLC to SkyTerra for $110.0 million in cash. In the first quarter of 2006, we recorded a gain of $13.5 million related to the sale, in addition to equity earnings of $11.3 million to "Other, net" in the Consolidated Statements of Operations.

Other Developments

        In addition to the items described above, the following events had a significant effect on the comparability of our operating results for the three and nine months ended September 30, 2006 and 2005:

  Lease Program

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. With the introduction of the lease program, set-top receivers leased to new and existing subscribers are capitalized and depreciated over their estimated useful lives of three years. DIRECTV U.S. subscribers who lease their set-top receivers pay a monthly lease fee for each set-top receiver leased in lieu of a monthly mirroring fee. Prior to March 1, 2006, most set-top receivers provided to new and existing DIRECTV U.S. subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Now, with the introduction of our lease program, most of the set-top receivers provided to new and a substantial number of set-top receivers provided to existing subscribers are leased. We capitalized $203.5 million of set-top receivers leased to new subscribers and $121.1 million of set-top receivers leased to existing subscribers during the three months ended September 30, 2006 under the new lease program. We capitalized $402.9 million of set-top receivers leased to new subscribers and $261.0 million of set-top receivers leased to existing subscribers during the nine months ended September 30, 2006 under the new lease program. Depreciation expense on these capitalized receivers was $44.5 million for the three months ended September 30, 2006 and was $67.8 million for the nine months ended September 30, 2006.

  Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a share repurchase program. Under the repurchase program, we are authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. The sources of funds for the purchases are our available cash and cash from operations. Through September 30, 2006, we have repurchased and retired approximately 182.7 million shares for approximately $2.95 billion, at an average price of $16.12 per share.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended September 30,
Revenues By Segment:
	2006	2005	Change
	(Dollars in Millions)
DIRECTV U.S.	$3,403.1	$3,048.4	$354.7	11.6%
DIRECTV Latin America	264.0	185.2	78.8	42.5%
Eliminations and Other	(0.3)	(0.4)	0.1	(25.0)%

Total Revenues	$3,666.8	$3,233.2	$433.6	13.4%

        The $433.6 million increase in our total revenues was primarily due to the $354.7 million increase in revenues at the DIRECTV U.S. segment, which resulted mostly from higher ARPU and an increase in total subscribers, and an increase in revenues of $78.8 million at the DIRECTV Latin America segment mostly resulting from the added revenues from the acquisition of Sky Brazil in August 2006, and an increase in the total number of subscribers. We discuss these changes for each of our segments in more detail below.

        Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

	Three Months Ended September 30,
Operating Costs and Expenses:
	2006	2005	Change
	(Dollars in Millions)
DIRECTV U.S.	$2,805.7	$2,877.8	$(72.1)	(2.5)%
DIRECTV Latin America	212.3	173.2	39.1	22.6%
Eliminations and Other	20.6	25.8	(5.2)	(20.2)%

Total Operating Costs and Expenses	$3,038.6	$3,076.8	$(38.2)	(1.2)%

        The $38.2 million decrease in our total operating costs and expenses was primarily due to the $72.1 million decrease at the DIRECTV U.S. segment, partially offset by the $39.1 million increase in operating costs and expenses at the DIRECTV Latin America segment. We discuss these changes for each of our segments in more detail below.

        Interest Income.    Interest income decreased $16.4 million to $28.4 million for the third quarter of 2006 compared to $44.8 million for the same period of 2005. The decrease in interest income is due to lower average cash and short-term investment balances due mostly to the share repurchase program, partially offset by an increase in average interest rates.

        Interest Expense.    Interest expense decreased $1.2 million to $63.2 million for the third quarter of 2006 from $64.4 million for the third quarter of 2005. The decrease in interest expense is due to an increase in capitalized interest resulting from an increase in capitalized costs for satellites under construction, partially offset by higher weighted average interest rates on outstanding debt balances. Interest expense is net of capitalized interest of $15.3 million for the third quarter of 2006 and $5.5 million for the third quarter of 2005.

        Other, Net.    The loss recorded in "Other, net" increased by $10.1 million during the third quarter of 2006 as compared to the same period in 2005. The significant components of "Other, net" were as follows:

	Three Months Ended September 30,
	2006	2005	Change
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$12.4	$3.0	$9.4
Other	—	(0.7)	0.7

Total	$12.4	$2.3	$10.1

        The increase in equity earnings from unconsolidated affiliates is due mostly to the acquisition of the equity interest in Sky Mexico on February 16, 2006.

        Income Tax Expense.    We recognized income tax expense of $228.5 million for the third quarter of 2006 compared to an income tax expense of $41.7 million for the third quarter of 2005. The change in income tax expense is primarily attributable to the change in income before income taxes and minority interests.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of September 30,
	2006	2005	Change
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,403.1	$3,048.4	$354.7	11.6%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,416.8	1,240.7	176.1	14.2%
Subscriber service expenses	285.4	240.4	45.0	18.7%
Broadcast operations expenses	44.8	39.4	5.4	13.7%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	432.0	691.4	(259.4)	(37.5)%
Upgrade and retention costs	208.2	291.3	(83.1)	(28.5)%
General and administrative expenses	192.5	207.4	(14.9)	(7.2)%
Depreciation and amortization expense	226.0	167.2	58.8	35.2%

Total Operating Costs and Expenses	2,805.7	2,877.8	(72.1)	(2.5)%

Operating Profit	$597.4	$170.6	$426.8	250.2%

Other Data:
Operating Profit Before Depreciation & Amortization	$823.4	$337.8	$485.6	143.8%
Total number of subscribers (000's)	15,678	14,933	745	5.0%
ARPU	$72.74	$68.65	$4.09	6.0%
Average monthly subscriber churn %	1.80%	1.89%	—	(4.8)%
Gross subscriber additions (000's)	1,006	1,104	(98)	(8.9)%
Net subscriber additions (000's)	165	263	(98)	(37.3)%
Average subscriber acquisition costs—per subscriber (SAC)	$632	$626	$6	1.0%

        Subscribers.    The decrease in average monthly subscriber churn to 1.80% and the 98,000 decrease in gross subscriber additions in the third quarter of 2006 are primarily due to more stringent credit policies we implemented beginning in the second quarter of 2005, and changes made to DIRECTV U.S.' distribution network to better align dealers with our objective to improve the overall credit quality of DIRECTV subscribers. DIRECTV U.S.' gross subscriber additions and churn were also negatively affected by increased competition. The 98,000 reduction in the number of net new subscribers was primarily due to the lower number of gross subscriber additions.

        Revenues.    The $354.7 million increase in revenues to $3,403.1 million resulted from higher ARPU and the larger subscriber base. The 6.0% increase in ARPU to $72.74 resulted primarily from programming package price increases, and an increase in the number of subscribers paying mirroring, lease, DVR and HD programming fees.

        Operating Costs and Expenses.    DIRECTV U.S.' total operating costs and expenses decreased $72.1 million to $2,805.7 million in the third quarter of 2006 due mostly to the capitalization of

$324.6 million of set-top receivers in 2006 under DIRECTV U.S.' new lease program, lower subscriber acquisition costs resulting from a decrease in gross subscriber additions and lower general and administrative costs. These decreases were partially offset by higher broadcast programming and other costs, depreciation and amortization expense and subscriber service expenses.

        DIRECTV U.S.' broadcast programming and other costs increased $176.1 million primarily from the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls and costs incurred at DIRECTV U.S.' call centers to support the increase in the number of subscribers with advanced products. Broadcast operations expenses increased to support new HD local channel markets and advanced products.

        The $259.4 million decrease in subscriber acquisition costs was due mostly to the capitalization of $203.5 million of set-top receivers under DIRECTV U.S.' new lease program and lower gross subscriber additions in 2006. Including the cost of leased set-top receivers capitalized under our retention and upgrade programs, upgrade and retention costs incurred increased by $38.0 million in 2006 due to increased volume under DIRECTV U.S.' HD and HD DVR upgrade programs. This increase in upgrade and retention costs incurred was offset by the capitalization of $121.1 million of leased set-top receivers in 2006, resulting in a net decrease of $83.1 million compared to the same period in the prior year. The $14.9 million decrease in general and administrative expenses resulted mainly from lower bad debt expense and legal costs in 2006.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support DIRECTV U.S.' broadcast operations.

        The $485.6 million improvement in operating profit before depreciation and amortization was primarily due to the $324.6 million of set-top receivers capitalized under the lease program, gross profit generated from the higher revenues and reduced subscriber acquisition costs resulting from lower subscriber additions. The increase in operating profit of $426.8 million was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2006.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of September 30,
	2006	2005	Change
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$264.0	$185.2	$78.8	42.5%
Operating Profit Before Depreciation & Amortization	92.3	54.2	38.1	70.3%
Operating Profit	51.7	12.0	39.7	330.8%
Total number of subscribers (000's)	2,634	1,555	1,079	69.4%
Net subscriber additions (excluding Sky Brazil acquisition) (000's)	33	36	(3)	(8.3)%
Additions from acquisition of Sky Brazil (000's)	869	—	869	NM*
ARPU	$41.20	$40.18	$1.02	2.5%

*
Percentage not meaningful

        The $78.8 million increase in revenues in the third quarter of 2006 compared to the same period in 2005 primarily resulted from the added revenues of $57.1 million from the acquisition of Sky Brazil in August 2006 and the increase in the number of subscribers in other parts of the region.

        The increase in operating profit before depreciation and amortization and operating profit was primarily due to the $60.7 million gain recorded at the time of the Sky Brazil transaction and the additional gross profit from the increase in revenues, partially offset by the $30.1 million gain that we recorded in the third quarter of 2005 for the sale of the DIRECTV Mexico subscribers.

Eliminations and Other

        Operating loss from Eliminations and Other decreased to $20.9 million in the third quarter of 2006 from $26.2 million in the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Nine Months Ended September 30,
Revenues By Segment:
	2006	2005	Change
	(Dollars in Millions)
DIRECTV U.S.	$9,914.9	$8,809.7	$1,105.2	12.5%
DIRECTV Latin America	658.6	552.6	106.0	19.2%
Network Systems	—	211.4	(211.4)	(100.0)%
Eliminations and Other	(1.1)	(4.7)	3.6	(76.6)%

Total Revenues	$10,572.4	$9,569.0	$1,003.4	10.5%

        The $1,003.4 million increase in our total revenues was primarily due to the $1,105.2 million increase in revenues at the DIRECTV U.S. segment, which resulted mostly from an increase in total subscribers and higher ARPU, and an increase of $106.0 million in revenues at the DIRECTV Latin America segment resulting from the added revenues from the acquisition of Sky Brazil in August 2006, and an increase in the number of total subscribers, partially offset by the decrease in revenues from the Network Systems segment that resulted from the divestiture of the HNS business. We discuss these changes for each of our segments in more detail below.

        Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

	Nine Months Ended September 30,
Operating Costs and Expenses:
	2006	2005	Change
	(Dollars in Millions)
DIRECTV U.S.	$8,180.8	$8,267.5	$(86.7)	(1.0)%
DIRECTV Latin America	576.2	550.1	26.1	4.7%
Network Systems	—	272.2	(272.2)	(100.0)%
Eliminations and Other	53.7	65.4	(11.7)	(17.9)%

Total Operating Costs and Expenses	$8,810.7	$9,155.2	$(344.5)	(3.8)%

        The $344.5 million decrease in our total operating costs and expenses was primarily due to the $272.2 million decrease in operating costs and expenses at the Network Systems segment resulting from the divesture of the HNS business and a $86.7 million decrease at the DIRECTV U.S. segment, partially offset by a $26.1 million increase at the DIRECTV Latin America segment. We discuss these changes for each of our segments in more detail below.

        Interest Income.    Interest income increased $10.0 million to $107.9 million for the nine months ended September 30, 2006 compared to $97.9 million for the same period of 2005. The increase in interest income is due to an increase in average interest rates.

        Interest Expense.    Interest expense decreased $1.4 million to $178.5 million for the nine months ended September 30, 2006 from $179.9 million for the nine months ended September 30, 2005. The decrease in interest expense is primarily due to an increase in capitalized interest resulting from an increase in capitalized costs for satellites under construction, partially offset by an increase in total interest costs due to higher outstanding borrowings that resulted from our second quarter 2005 refinancing transactions and higher interest rates. Interest expense is net of capitalized interest of $41.5 million for the nine months ended September 30, 2006 and $15.0 million for the nine months ended September 30, 2005.

        Other, Net.    Other, net increased by $103.5 million for the nine months ended September 30, 2006 to income of $32.2 million compared to an expense of $71.3 million for the same period in 2005. The significant components of "Other, net" were as follows:

	Nine Months Ended September 30,
	2006	2005	Change
	(Dollars in Millions)
Net gain (loss) from sale of investments	$14.4	$(0.6)	$15.0
Equity in earnings (losses) from unconsolidated affiliates	17.9	(5.6)	23.5
Refinancing transaction expenses	—	(64.9)	64.9
Other	(0.1)	(0.2)	0.1

Total	$32.2	$(71.3)	$103.5

        The $14.4 million net pre-tax gain from the sale of investments in the nine months ended September 30, 2006 includes a $13.5 million gain recorded on the sale of our remaining 50% interest in HNS LLC to SkyTerra and a $0.9 million gain related to the sale of other equity investments for $13.7 million in cash.

        The $0.6 million net pre-tax loss from the sale of investments during the nine months ended September 30, 2005, resulted from the sale of an equity investment for $113.1 million in cash.

        The increase in equity earnings (losses) from unconsolidated affiliates is due mostly due to $11.3 million of equity earnings recorded for HNS in 2006 and the equity earnings of Sky Mexico which was acquired on February 16, 2006.

        The $64.9 million of refinancing transaction expenses in the nine months ended September 30, 2005 resulted from the charges associated with the refinancing of our debt in the second quarter of 2005 discussed in more detail in Note 8 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

        Income Tax Expense.    We recognized income tax expense of $645.8 million for the nine months ended September 30, 2006 compared to an income tax expense of $73.6 million for the nine months ended September 30, 2005. The change in income tax expense is primarily attributable to the change in income before income taxes and minority interests.

        Income from Discontinued Operations.    As a result of a favorable tax settlement which we discuss in Note 10 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, during the second quarter of 2005 we recorded a $31.3 million gain in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Nine Months Ended and As of September 30,
	2006	2005	Change
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$9,914.9	$8,809.7	$1,105.2	12.5%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	4,062.7	3,528.0	534.7	15.2%
Subscriber service expenses	777.6	680.1	97.5	14.3%
Broadcast operations expenses	132.4	110.1	22.3	20.3%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,401.0	2,059.2	(658.2)	(32.0)%
Upgrade and retention costs	645.1	766.7	(121.6)	(15.9)%
General and administrative expenses	551.4	607.6	(56.2)	(9.2)%
Depreciation and amortization expense	610.6	515.8	94.8	18.4%

Total Operating Costs and Expenses	8,180.8	8,267.5	(86.7)	(1.0)%

Operating Profit	$1,734.1	$542.2	$1,191.9	219.8%

Other Data:
Operating Profit Before Depreciation & Amortization	$2,344.7	$1,058.0	$1,286.7	121.6%
Total number of subscribers (000's)	15,678	14,933	745	5.0%
ARPU	$71.41	$67.52	$3.89	5.8%
Average monthly subscriber churn %	1.62%	1.70%	—	(4.7)%
Gross subscriber additions (000's)	2,788	3,205	(417)	(13.0)%
Net subscriber additions (000's)	545	993	(448)	(45.1)%
Average subscriber acquisition costs — per subscriber (SAC)	$647	$642	$5	0.8%

        Subscribers.    The decrease in average monthly subscriber churn to 1.62% and the 417,000 decrease in gross subscriber additions during the nine months ended September 30, 2006 are primarily due to more stringent credit policies we implemented beginning in the second quarter of 2005, and changes made to DIRECTV U.S.' distribution network to better align dealers with DIRECTV U.S.' objective to improve the overall credit quality of DIRECTV subscribers. DIRECTV U.S.' gross subscriber additions and churn were also negatively affected by increased competition. The 448,000 reduction in the number of net new subscribers was primarily due to the lower number of gross subscriber additions.

        Revenues.    The $1,105.2 million increase in revenues to $9,914.9 million resulted from the larger subscriber base and higher ARPU. The 5.8% increase in ARPU to $71.41 resulted primarily from programming package price increases, and an increase in the number of subscribers paying mirroring, lease, DVR and HD programming fees.

        Operating Costs and Expenses.    DIRECTV U.S.' total operating costs and expenses decreased $86.7 million to $8,180.8 million during the nine months ended September 30, 2006 due mostly to the capitalization of $663.9 million of set-top receivers in 2006 under DIRECTV U.S.' new lease program, lower subscriber acquisition costs resulting from a decrease in gross subscriber additions, and lower general and administrative costs. These decreases were partially offset by higher broadcast programming and other costs and higher subscriber service, depreciation and amortization, and broadcast operations expenses.

        DIRECTV U.S.' broadcast programming and other costs increased $534.7 million primarily from the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls and costs incurred at DIRECTV U.S.' call centers to support the increase in the number of subscribers with advanced products. Broadcast operations expenses increased to support new HD local channel markets and advanced products.

        The $658.2 million decrease in subscriber acquisition costs was primarily due to the capitalization of $402.9 million of leased set-top receivers and the decrease in gross subscriber additions. Including the cost of set-top receivers capitalized under our upgrade and retention programs, upgrade and retention costs increased by $139.4 million in 2006 due mostly to increased volume under DIRECTV U.S.' HD and HD DVR upgrade programs. This increase in upgrade and retention costs incurred was offset by the capitalization of $261.0 million of leased set-top receivers in 2006, resulting in a net decrease of $121.6 million compared to the prior year period. The $56.2 million decrease in general and administrative expenses resulted mainly from $102.9 million of lower bad debt expense, legal and severance costs, partially offset by an increase in inventory management costs.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and satellites launched in 2005, and higher depreciation resulting from an increase in equipment purchased to support DIRECTV U.S.' broadcast operations.

        The improvement of operating profit before depreciation and amortization of $1,286.7 million was primarily due to the gross profit generated from the higher revenues, the capitalization of $663.9 million of set-top receivers under the lease program, fewer gross subscriber additions, and lower general and administrative expenses, partially offset by an increase in upgrade and retention costs. The increase in operating profit of $1,191.9 million was primarily due to higher operating profit before depreciation and amortization, partially offset by the increase in depreciation and amortization expense.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Nine Months Ended and As of September 30,
			Change
	2006	2005
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$658.6	$552.6	$106.0	19.2%
Operating Profit Before Depreciation & Amortization	188.7	122.1	66.6	54.5%
Operating Profit	82.4	2.5	79.9	NM
Total number of subscribers (000's)	2,634	1,555	1,079	69.4%
Net subscriber additions (excluding the Sky Brazil acquisition and DIRECTV Mexico shut-down) (000's)	172	110	62	56.4%
Additions from acquisition of Sky Brazil (000's)	869	—	869	NM
ARPU	$40.27	$39.05	$1.22	3.1%

        The $106.0 million increase in revenues in the nine months ended September 30, 2006 compared to the same period in 2005 primarily resulted from the increase in the number of subscribers and the $57.1 million of added revenues from the acquisition of Sky Brazil in August 2006.

        The $66.6 million improvement in operating profit before depreciation and amortization and operating profit was primarily due to the $60.7 million gain that we recorded in connection with the Sky Brazil transaction in August 2006, the $57.0 million gain that we recorded during the nine months ended September 30, 2006 for the completion of the Sky Mexico transaction, and an increase in gross profit resulting from the increase in revenues, partially offset by the $58.4 million gain recorded during the nine months ended September 30, 2005, also related to the Sky Mexico transaction, and a $10.6 million charge recorded in the nine months ended September 30, 2006 for the disposal of fixed assets.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

	Nine Months Ended September 30,
	2006	2005	Change
	(Dollars in Millions)
Revenues	—	$211.4	$(211.4)	NM
Operating Loss Before Depreciation & Amortization	—	(60.8)	60.8	NM
Operating Loss	—	(60.8)	60.8	NM

        As a result of the divestitures of the HNS businesses described above, there were no operating results for the Network Systems segment during 2006. The $60.8 million operating loss before depreciation and amortization and operating loss for the nine months ended September 30, 2005 included a $25.3 million impairment charge related to the sale of 50% of HNS LLC in April, 2005.

Eliminations and Other

        Operating loss from Eliminations and Other decreased to $54.8 million during the nine months ended September 30, 2006 from $70.1 million during the nine months ended September 30, 2005, mostly resulting from a decrease in pension and other corporate compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2006, our cash and cash equivalent balances and short-term investments totaled $2.27 billion compared with $4.38 billion at December 31, 2005. The $2.11 billion decrease resulted primarily from the use of $2.95 billion of cash for the share repurchase program, $1.29 billion of cash for the acquisition of satellites and property, $373.0 million of cash for the acquisition of our equity interest in Sky Mexico, and $72.3 million of cash for the repayment of other long-term obligations. These cash uses were partially offset by $2.17 billion of cash provided by operations, $182.4 million of cash received from the sale of investments including the investments in HNS LLC and a portion of our investment in Sky Mexico, $115.3 million of cash received from the exercise of stock options by employees, and $141.6 million of cash received from the collection of notes receivable. In addition to our existing cash balances, DIRECTV U.S. currently has the ability to borrow up to $500.0 million under its revolving credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.30 at September 30, 2006 and 2.16 at December 31, 2005. The decrease in our current ratio during the period was mostly due to the decline in our cash and short-term investment balances resulting from the changes discussed above.

        Through September 30, 2006, we have repurchased approximately 182.7 million shares of our common stock for approximately $2.95 billion under our $3.0 billion authorized share repurchase program.

        We expect to have cash requirements during the remainder of 2006 for capital expenditures and to complete our authorized share repurchase program. We expect to fund our cash requirements and our existing business plan using our available cash balances, and cash provided by operations. Additional borrowings, which may include borrowings under the $500.0 million revolving credit facility at DIRECTV U.S., may be required for wireless broadband strategic investment opportunities should they arise, or if the authorized amount of our share repurchase program is significantly increased.

Update to Executive Outlook

        In our 2005 Form 10-K, we reported that we expected cash flow, defined as net cash provided by operating activities less net cash used in investing activities, to increase slightly in 2006 compared to 2005. Cash flows for the nine months ended September 30, 2006 were significantly higher than cash flows for the nine months ended September 30, 2005. We now expect cash flows for 2006 to be significantly higher than in 2005.

Notes Payable and Credit Facilities

        At September 30, 2006, we had $3,618.2 million in total outstanding borrowings, bearing a weighted average interest rate of 7.05%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 8 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2005 Form 10-K.

        Our short-term borrowings, notes payable, senior secured credit facility and other borrowings mature as follows: $2.8 million in the remainder of 2006; $220.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009; $297.5 million in 2010; and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2005 and we do not currently expect to be required to make a prepayment for the year ending December 31, 2006.

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

COMMITMENTS AND CONTINGENCIES

        For a discussion of "Commitments and Contingencies," see Part I, Item 1, Note 10 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 11 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

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

DIRECTV U.S.

        On April 4, 2005, Moody's assigned a Ba1 rating to DIRECTV U.S.' senior secured credit facility. In addition, it affirmed DIRECTV U.S.' Ba2 Corporate Family Rating and Ba2 senior unsecured ratings. On September 22, 2006, Moody's changed DIRECTV U.S.' senior secured rating from Ba1 to Baa3 and DIRECTV U.S.' unsecured rating from Ba2 to Ba3 in connection with the implementation of its new rating methodology. The DIRECTV U.S.' Corporate Family Rating was unchanged and all ratings remain on stable outlook.

        On April 5, 2005, S&P assigned a BB rating to DIRECTV U.S.' senior secured credit facility and affirmed DIRECTV U.S.' BB corporate and BB- senior unsecured ratings. All ratings remain on stable outlook.

* * *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the nine months ended September 30, 2006. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2005.

* * *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended September 30, 2006 or subsequent thereto, but before the filing of this report are summarized in Part 1, Item 1, Note 10 of the Notes to the Consolidated Financial Statements of the Quarterly Report under "Contingencies—Litigation" which we incorporate by reference.

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

        Through September 30, 2006, we have repurchased approximately 182.7 million shares for approximately $2.95 billion, at an average price of $16.12 per share, which include 130.5 million shares of our common stock purchased from General Motors employee pension and benefit trusts. All purchases were made in accordance with Rule 10b-18 of Securities Exchange Act of 1934 except for the shares of common stock which were repurchased from the General Motors employee pension and benefit trusts in privately negotiated transactions. To date, no plans or programs for the repurchase of our stock have been terminated prior to expiration. A summary of the repurchase activity for the three months ended September 30, 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
July 1—31, 2006	6.5	$16.74	6.5	$196.8
August 1—31, 2006	6.1	17.58	6.1	89.8
September 1—30, 2006	1.8	19.41	1.8	54.3

Total	14.4	17.44	14.4

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

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

THE DIRECTV GROUP, INC. (Registrant)
Date: November 8, 2006	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic* (Executive Vice President and Chief Financial Officer)

*
Michael W. Palkovic is signing in the dual capacities as 1) the Principal Financial Officer and 2) duly authorized officer of the registrant.

QuickLinks

PART I—FINANCIAL INFORMATION (UNAUDITED)
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