Form 10-K
period 2006-12-31
DIRECTV GROUP INC
filed 2007-03-01
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-31945

THE DIRECTV GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-1106564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2230 East Imperial Highway, El Segundo, California	90245
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common, $0.01 par value	New York Stock Exchange, Inc.

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

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of June 30, 2006, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $12,507,967,907. This amount excludes Fox Entertainment Group, Inc.'s approximately 38% ownership interest in our outstanding common stock as of such date.

        As of February 23, 2007, the registrant had outstanding 1,229,594,011 shares of common stock.

        Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
The DIRECTV Group, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement for Annual Meeting of Stockholders to be held on June 5, 2007	Part III, Items 10 through 14

THE DIRECTV GROUP, INC.

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

THE DIRECTV GROUP, INC.

PART I

ITEM 1.    BUSINESS

        The DIRECTV Group, Inc. is a leading provider of digital television entertainment in the United States and Latin America. Our two business segments, DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location, are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers.

  •
  DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of December 31, 2006, DIRECTV U.S. had approximately 16 million subscribers.

  •
  DIRECTV Latin America.    DIRECTV Latin America, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, a group of companies that includes our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, and its wholly-owned subsidiaries, that provide services in countries other than Brazil and Mexico; Sky Brasil Servicos Ltda., which we refer to as Sky Brazil, of which we own 74%; and Innova, S. de R.L. de C.V., or Sky Mexico, of which we own 41%, and is carried as an equity method investment. As of December 31, 2006, PanAmericana had approximately 1.4 million subscribers, Sky Brazil had approximately 1.3 million subscribers and Sky Mexico had approximately 1.4 million subscribers.

        In January 2007, we acquired Darlene Investments LLC's 14% minority interest in DLA LLC for $325.0 million in cash and resolved all outstanding disputes with Darlene. During 2006, 2005 and 2004, we completed a series of transactions that reorganized our DTH satellite businesses in Latin America and during 2005 and 2004 we restructured our company to focus on the DTH satellite businesses by selling substantially all of our non-strategic businesses and investments, including our approximately 80.4% interest in PanAmSat Corporation and the businesses and assets of Hughes Network Systems, Inc., or HNS. See below for further discussion of the Latin America transactions and refer to Part II Item 7 of this Annual Report for more information related to the divestitures of businesses and investments, including PanAmSat and HNS.

        On March 16, 2004, we changed our corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. Effective on March 17, 2004, we changed our ticker symbol on the New York Stock Exchange, or NYSE, from "HS" to "DTV." We were incorporated in Delaware in 1977.

        News Corporation, through its wholly-owned subsidiary Fox Entertainment Group, Inc., owns approximately 38% of our outstanding common stock. On December 22, 2006, News Corporation announced an agreement with Liberty Media Corporation, or Liberty, to exchange certain assets, including its stake in our company, for News Corporation shares held by Liberty. The transaction is subject to certain regulatory approvals and must be approved by certain stockholders of News Corporation, but is expected to be consummated in the second half of 2007.

DIRECTV U.S.

        Through DIRECTV U.S., we provide over 16 million subscribers with access to hundreds of channels of digital-quality video pictures and CD-quality audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry. We currently distribute to our subscribers more than 1,700 digital video and audio channels, including about 185 basic entertainment channels including over 70 XM Satellite Radio music channels, 31 premium movie channels, over 35 regional and specialty sports networks, an aggregate of over 1,300 local channels, over 95 Spanish and other foreign language special interest channels, and over 45 pay-per-view movie and event choices. Although we distribute over 1,300 local channels, a subscriber generally receives only the local channels in the subscriber's home market. As of December 31, 2006, we provided local channel coverage in standard definition to approximately 142 markets, covering about 94% of U.S. television households.

        In addition, as of December 31, 2006, we provided high definition, or HD, local channels in 49 markets representing 65% of U.S. TV households, as well as ten national HD television channels. With the expected launch of two additional satellites, we expect to have the most HD capacity in the industry.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the biggest selection of NFL games available each Sunday during the regular season. Under our contract with the NFL, we have exclusive rights to provide this service through 2010, including rights to provide related HD, interactive and mobile services.

        To subscribe to the DIRECTV® service, subscribers acquire receiving equipment from either us, our national retailers, independent satellite television retailers or dealers, or regional Bell operating companies, or RBOCs. Most set-top receivers provided to new and existing subscribers are leased subsequent to the introduction of a lease program on March 1, 2006.

        The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a DIRECTV® System. After acquiring and installing a DIRECTV System, subscribers activate the DIRECTV service by contacting us and subscribing to one of our programming packages.

Key Strengths

  •
  Large Subscriber Base.    We are the largest provider of DTH digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. We believe that our large subscriber base provides us with the opportunity to obtain programming on favorable terms and secure unique and exclusive programming. We also believe that our large subscriber base contributes to achieving other economies of scale in areas such as DIRECTV System equipment purchasing, customer service, broadcast operations and general and administrative services.

  •
  Leading Brand Name.    Results from a study we commissioned in 2006 indicated that over 92% of consumers in the United States are aware of the DIRECTV service. We believe the strength of our brand name is an important factor in our ability to attract new subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.    As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package and international programming. In addition, we have a substantial amount of capacity in the Ka-Band spectrum that will provide us with the capability to offer up to 1,500 local HD channels as well as 150 national HD channels after the successful launch of the DIRECTV 10 satellite in mid 2007 and the DIRECTV 11 satellite in early 2008.

  •
  High-Quality Digital Picture and Sound.    Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound. We believe this compares favorably with cable providers that frequently offer popular programming in an analog format and offer a limited selection of digital channels for an additional fee.

  •
  Strong Customer Service.    We have attained top rankings in customer satisfaction studies for our industry. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

  •
  Valuable Orbital Slots and Satellite-Based Technology.    We believe our regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain our position as one of the leading companies in the MVPD industry. The Federal Communications Commission, or FCC, has designated three direct broadcast satellite, or DBS, orbital slots in the Ku-Band spectrum that provide full coverage across the 48 contiguous states of the United States, often referred to as CONUS coverage. Within these three orbital slots, there are 96 assigned DBS frequencies. We hold licenses to broadcast our services from 46 of these 96 DBS frequencies. The FCC is currently considering licensing additional DBS slots for satellites that are sometimes referred to as "tweeners" which would provide CONUS coverage. See "Government Regulation—FCC Regulation Under the Communications Act" and "Risk Factors—The ability to maintain FCC licenses and other regulatory approvals is critical to our business" for more information related to these types of slots and satellites.

  In addition, we hold licenses in three orbital slots (99° west longitude, or WL, 101° WL, and 103° WL) in the Ka-Band spectrum. The satellites that have been and will be launched into these orbital slots will substantially increase our channel capacity, allowing us to introduce what we expect to be the most HD programming across the United States. We also have obtained approval from the FCC to transmit our signal in the Ku-Band from one of our satellites that has been stationed at a leased orbital location at 72.5° WL and from leased capacity on a satellite at 95° WL.

  Our satellite-based service provides us with many advantages over ground-based cable television services. We have the ability to distribute hundreds of channels to millions of recipients nationwide with minimal incremental infrastructure cost per additional subscriber. In addition, we have comprehensive coverage to areas with low population density in the United States and the ability to quickly introduce new services to a large number of subscribers.

Business Strategy

        Our overall goal is to provide subscribers with the best television experience in the United States. Our strategy focuses on offering subscribers differentiated and exclusive content, attaining leadership in technology, and enhancing sales, marketing, distribution and customer service.

  •
  Offer Differentiated and Exclusive Content.    To fulfill our goal, we believe we must have the most extensive collection of valuable programming services available. We plan on improving our programming service by expanding HD programming, creating compelling new programming, launching new interactive services and video-on-demand, or VOD, and expanding international programming.

    •
    Expand High-Definition Programming.    We believe that having the most comprehensive offering of HD programming will provide us with a significant competitive advantage in a market segment that is expected to experience continued rapid growth. We will have the capacity to offer the most extensive HD programming upon the successful launch of DIRECTV 10 in mid 2007 and DIRECTV 11 in early 2008. With these satellites, we will be capable of broadcasting more than 1,500 local and 150 national HD channels to nearly all U.S. television households. Subscribers receiving local HD channels will generally only receive such channels in their home market.

    •
    Offer Exclusive Content and Create Compelling New Programming.    We offer content which is not offered by other MVPD providers such as NFL SUNDAY TICKET, which allows subscribers to watch up to 14 games each week, most in HD. We have also recently signed agreements to be the exclusive MVPD provider of NCAA MEGA MARCH MADNESS®. DIRECTV customers purchasing the NCAA MEGA MARCH MADNESS package receive up to 37 out-of-market broadcasts, including those in HD, from the first three rounds of the NCAA men's basketball tournament. We expect to continue to launch new programming that will differentiate us from the competition. For example, in 2006, we launched The 101, a channel dedicated to the broadcast of exclusive content including series such as Project MyWorld and CD USA, and concert performances by top-rated artists. Also, along with key strategic partners, we launched the Championship Gaming Series, a new professional video gaming league that uses new technology to take viewers inside the actual game competitions.

    •
    Launch Enhanced and Interactive Services.    We believe that enhanced and interactive services play an important role in the subscriber experience. For example, in 2005, we launched several DIRECTV Mix Channels (one each for news and sports) that enable subscribers to view up to eight live channels in each genre all on one screen. We also introduced Mix Channels and interactive services for the NFL SUNDAY TICKET package. In 2006, we offered the first-ever interactive TV coverage of Major League Baseball on the YES Network's broadcasts of New York Yankees regular season games. Also in 2006, we teamed up with USA Network and the U.S. Tennis Association to provide the first-ever interactive TV coverage of a major U.S. tennis event. In 2007, we introduced our exclusive NASCAR HOTPASS™ service, which offers five fully-produced channels allowing fans to follow five different drivers each with multiple camera angles, real-time statistics and team audio communications during NASCAR races.

    •
    Introduce Video-on-Demand Services.    We plan to introduce VOD services in 2007 for subscribers that have the new DIRECTV Plus® DVR and DIRECTV Plus® HD-DVR. We expect the service, named DIRECTV On-Demand, to have over 1,000 offerings of top programming from the major broadcast and cable networks, as well as movies that can be accessed from a customer's receiver, and programming that will be downloaded through a broadband connection.

    •
    Expand International Programming.    We continue to expand our international programming offerings because we believe there is an underserved market for these services in the United States. We now offer over 95 international channels in 18 languages. We believe we have leading programming packages in the following languages: Cantonese, Filipino, Hindi, Korean, Russian, Spanish, Ukrainian and Vietnamese.

  •
  Technology Leadership.    We believe that technological leadership will be important to our ability to introduce services that are easy to use and subscriber-friendly and also reduce costs. We believe that advancements in technology will drive subscriber demand for enhanced digital video recorders, or DVRs, and HD equipment, a whole-house entertainment solution, and portable devices.

    •
    Enhance DVR and HD Equipment.    A cornerstone of our strategy is to use set-top receivers that incorporate DVR and HD technology. In 2005, we introduced our own DVR, the DIRECTV Plus DVR, that provides subscribers with advanced features including interactive services and increased storage capacity. In late 2005, we introduced a new HD receiver and dish antenna and in 2006 we introduced a combined HD-DVR, all with the capability to receive HD programming from the Ka-Band orbital slots using MPEG-4 compression technology. We expect to continue introducing DVR and HD receivers with industry-leading features and functionality.

    •
    Introduce Whole-House and Portable Services.    We believe that it is important for our subscribers to have multiple ways to access DIRECTV programming throughout the home and on devices other than the TV. In 2007, we expect to introduce a service that allows subscribers with the DIRECTV Plus HD-DVR to access applications such as pictures and music from their personal computer that is equipped with the Intel® Viiv™ software. Also in 2007, we expect to rollout small portable devices, such as DIRECTV® Sat-Go and handheld devices, that will enable remote viewing of DIRECTV's programming and services. We also expect to introduce a home media center in 2008 that will provide HD and standard-definition DVR functionality throughout the home and allow customers to access stored content, including video, photos and music, seamlessly from any connected television set in a household.

  •
  Enhance Sales and Marketing, Customer Service, Distribution and Installation.    We intend to continue to grow our subscriber base and reduce churn by enhancing our sales and marketing, improving the credit quality of our subscriber base, and improving our customer service, distribution and installation.

  •
  Enhance Sales and Marketing.    We expect to continue growing our subscriber base through marketing programs that capitalize on the strength of our brand and extensive programming. Beginning in the second half of 2007, we expect that our expanded HD programming will increase sales from customers purchasing HD programming packages. We also intend to have a greater emphasis on local advertising and marketing to ensure that our competitive strengths are effectively targeted based on demographics and geography.

  •
  Reduce Churn and High-Risk Subscribers.    We believe that in order to achieve further reductions in churn, we must continue to improve the overall quality of our subscriber base by implementing additional credit and identification screening policies and reviewing these on an ongoing basis to determine whether future changes are appropriate to help ensure that the quality of our subscriber base continues to improve. Another important factor in reducing churn is to continue increasing the penetration levels of customers purchasing HD and DVR services.

  •
  Improve Customer Service, Distribution and Installation.    We expect to attain ongoing improvements in customer service, distribution and installation services by continuing to take a greater role in these functions. For example, we have assumed greater control of our subscribers' experiences by opening four owned and operated customer call centers. In addition, we have increased our direct sales from 25% of total gross subscriber additions in 2005 to 34% in 2006. We have also significantly increased the number of in-home visits performed by our Home Services Providers (HSPs) from 57% in 2003 to approximately 90% in 2006. The HSP network is comprised of approximately 16,000 installers and technicians from nine companies whom we have agreements with to service both new and existing customers.

Infrastructure

        Satellites.    We currently have a fleet of ten geosynchronous satellites, including nine owned satellites and one leased satellite. We have eight Ku-Band satellites at the following orbital locations: 101° WL (four), 110° WL (one), 119° WL (one), 72.5° WL (one), and 95° WL (one-leased). We also have Ka-Band satellites at our 99° WL (one) and 103° WL (one) orbital locations. The 72.5° WL orbital location is used pursuant to an arrangement with Telesat Canada. As a part of the arrangement with Telesat, we have transferred two satellites, both of which are nearing the end of their useful lives and which we previously used as in-orbit spares, to orbital locations controlled by Telesat, for use by Telesat for its own services broadcast into Canada.

        Satellites Under Construction.    We currently have three satellites under construction. We plan to launch DIRECTV 10 in mid 2007 and DIRECTV 11 in early 2008. These two satellites will provide us with increased capability for local and national HD channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from the Ka-Band orbital locations. The third satellite, DIRECTV 12, will serve as a ground spare.

        Satellite Risk Management.    We use launch and in-orbit insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. The insurance generally does not compensate for business interruption or loss of future revenues or subscribers. We rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact of satellite failure on our ability to provide service. However, programming continuity cannot be assured in all instances or in the event of multiple satellite losses.

        Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. We have purchased launch insurance for DIRECTV 10 and DIRECTV 11. We do not currently expect to purchase in-orbit insurance for these satellites. As of December 31, 2006, the net book value of in-orbit satellites was $1,335.7 million, of which $947.6 million was uninsured.

        Digital Broadcast Centers.    To gather programming content, ensure its digital quality, and transmit content to our satellites, we have built two digital broadcast centers, located in Castle Rock, Colorado and Los Angeles, California. These facilities provide the majority of our national and local standard-definition and HD programming. We have also built four uplink facilities which are used to provide local channels. One additional uplink centers is being built so that we may continue to expand local HD programming. Our broadcast centers receive programming from content providers via satellite, fiber optic cable and/or special tape. Most satellite-delivered programming is then digitized, encoded and transmitted to our satellites. We designed each broadcast center and uplink facility with redundant systems to minimize service interruptions.

        Installation Network.    DIRECTV HOME SERVICES® third party installation and service network performs installation, upgrades and other service call work for us. For the year ended December 31, 2006, these HSPs performed approximately 90% of all in-home visits with over 16,000 technicians from nine outsourced companies around the United States. In addition, we and our retailers also utilize employer-based or contract installation providers, which perform the remainder of all new professional subscriber installations. We set the quality of installation and service standards, perform quality control, manage inventory and monitor the overall service network performance for nearly all of the third party installation network.

        Customer Service Centers.    As of December 31, 2006, we used 31 customer service centers employing over 17,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Precision Response Corporation, ClientLogic Operating Corporation and N.E.W. Customer Service Companies, Inc. We currently operate four customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; and Missoula, Montana that employ approximately 4,200 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, other DTH companies, RBOCs, wireless companies and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of a broadband Internet service, customer service and price are the key elements for attaining and retaining subscribers.

  •
  Cable Television.    We encounter substantial competition in the MVPD industry from cable television companies. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. According to the National Cable & Telecommunications Association's Mid-Year 2006 Industry Overview, 108 million of the 110 million U.S. television households, or 99%, are passed by cable. Of the 110 million U.S. television households, approximately 94 million subscribe to a MVPD service and approximately 69% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD local channels, broadband Internet access and telephony services. Cable companies bundle these services with their basic services, offering discounts and providing one bill to the consumer.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.    We also compete with EchoStar Communications Corporation, which had about 13 million subscribers at the end of 2006, representing approximately 14% of MVPD subscribers. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States. SES Americom, Inc., for example, is the licensee of U.S. frequencies that can be used to offer DTH service, and has petitioned the FCC for a declaratory ruling to allow it to provide service using frequencies assigned to it by the Government of Gibraltar and the United Kingdom.

  •
  Regional Bell Operating Companies.    Several RBOCs have started to upgrade their infrastructure by replacing their older copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the RBOCs with significantly greater capacity enabling them to offer new and enhanced services, such as Internet access at much greater speeds and video. For example,

    AT&T Inc. has begun to deploy fiber optic lines to neighborhoods and expects to have the capability to serve approximately 18 million of its customers by 2008, and at the end of 2006, Verizon announced it had the capability to serve six million homes with fiber optic lines with the goal of having the capability to serve 18 million homes by the end of 2010. Similar to the cable companies, the RBOCs expect to offer their customers multiple services at a discount on one bill. AT&T recently acquired BellSouth Corporation, which could adversely affect our marketing relationship with BellSouth.

  •
  Video via the Internet.    With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers and other devices. For example, Google Inc. has launched an online video service offering a wide variety of both free and pay-per-view content, and Starz Entertainment Group LLC, a provider of movie services to MVPD providers, launched an Internet-based movie subscription service. In addition, Google recently purchased YouTube, a popular video sharing website. In the summer of 2006, it was reported that YouTube was one of the fastest growing websites, with over 20 million visitors each month and 100 million video clips being viewed every day. In early 2007, Apple Inc. announced a partnership to distribute Paramount films through iTunes, its online video download store and introduced Apple TV, a set-top box/router which enables consumers to stream iTunes content, including movies and music from computers to TVs. There are also several similar initiatives by companies such as Intel and Microsoft to make it easier to view Internet-based video on television and personal computer screens.

  •
  Terrestrial Wired and Wireless Providers.    Broadband services providers, wireless systems, portable handheld devices and satellite master antenna television systems currently offer or could offer in the future MVPD and program distribution technologies in competition with us. For example, in 2005, Apple introduced a service where customers can download various ABC and NBC television shows the day after they air on television to Apple's portable iPod® device for $1.99 and in early 2007, Apple announced the iPhone, capable of downloading and playing film content.

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

DIRECTV LATIN AMERICA

        DTVLA is the leading provider of DTH digital television services throughout Latin America, which includes South America, Central America, and the Caribbean (including Puerto Rico). DTVLA provides a wide selection of high-quality local and international programming under the DIRECTV and SKY brands to approximately 1.3 million subscribers in Brazil and approximately 1.4 million subscribers in PanAmericana. Our 41% owned affiliate, Sky Mexico, has approximately 1.4 million subscribers in Mexico.

Restructuring of DTVLA

        From March 2003 to January 2007 we initiated and completed a series of restructuring transactions to strengthen our operating and financial performance, which include:

  •
  Reorganization of DLA LLC.    On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, and in February 2004 DLA LLC's Plan of Reorganization was approved and became effective. As a result of the restructuring and related transactions, DLA LLC eliminated indebtedness, acquired full ownership of the principal local operating companies that provided DIRECTV branded services in Latin America and Puerto Rico, and was able to restructure and renegotiate certain programming and operating contracts to obtain more favorable terms that would allow us to operate the business more economically. Following the restructuring, we owned approximately 86% of DLA LLC. The remaining 14% was owned by Darlene, one of DLA LLC's other founders.

  •
  Sky Transactions.    During 2006, we completed the Sky Transactions, a series of transactions that were agreed in October 2004 with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International, or Liberty, and which resulted in the consolidation of the DTH platforms of DIRECTV and SKY in Latin America into a single platform in each of the major territories served in the region. These transactions were completed as follows:

  •
  On October 8, 2004, we acquired Sky Multi-Country Partners and certain related entities from News Corporation, Liberty, Globo and Televisa. Sky Multi-Country Partners had subscribers in Colombia and Chile, which were later migrated to our PanAmericana platform in these countries.

  •
  On February 16, 2006, we completed the acquisition of our equity interest in Sky Mexico, which included the acquisition of a 12% equity interest in Sky Mexico in exchange for the sale of DIRECTV Mexico subscribers to Sky Mexico, as well as our acquisition of News Corporation's and Liberty's interests in Sky Mexico.

  •
  On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., or GLB, with Sky Brazil, as well as our purchase of News Corporation's and Liberty's interests in Sky Brazil.

  •
  Purchase of Darlene Interest in DLA LLC.    In January 2007 we purchased Darlene's 14% interest in DLA LLC, so that we now own 100% of DLA LLC. As part of the purchase, we resolved all outstanding disputes with Darlene. See Item 3 "Legal Proceedings" section below.

        As a result of these transactions, we own 100% of PanAmericana, 74% of Sky Brazil, and 41% of Sky Mexico. Globo owns the other 26% of Sky Brazil and Televisa owns the other 59% of Sky Mexico. The results of PanAmericana and Sky Brazil are consolidated in our results. We account for our 41% interest in Sky Mexico under the equity method of accounting.

Key Strengths

  •
  High Quality Digital Picture and Sound.    Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound, as well as interactive features. We believe that this compares favorably with cable providers in Latin America, who typically continue to have a large percentage of their subscriber bases receive only analog services or a combination of analog and digital services.

  •
  Large Subscriber Base and Pan-Regional Scale of Service.    On a regional basis, we are the largest provider of pay television services in Latin America. We believe that this scale provides us with the opportunity to obtain programming on favorable terms, and contributes to economies of scale in other areas, such as customer service, equipment and technology purchasing and broadcast operations. We believe that this scale gives us a competitive advantage.

  •
  Relationship with DIRECTV U.S.    We believe that DTVLA's relationship with DIRECTV U.S. is a key strength. Sky Brazil, PanAmericana and Sky Mexico are in the process of aligning their set top box specifications and middleware technologies with those of DIRECTV U.S., allowing them to take advantage of DIRECTV U.S.'s economies of scale. We believe it will also allow DTVLA to launch new features and services at a lower cost and on a faster timetable than its competitors in Latin America.

  •
  Leading Brands.    The process of combining the DIRECTV and SKY businesses in Latin America allowed us to select the strongest of the two brands in each of the three Latin American territories. In addition, the national scale of our operations in each individual country enhances our ability to leverage a strong brand across each market.

  •
  Strong Customer Service.    We believe that we have a higher level of customer service than our competitors, and that this is an important element in minimizing subscriber churn and attracting new subscribers.

Business Strategy

        Our goal is to provide subscribers with the best television experience available to them. Our strategy focuses on leveraging our competitive advantages that differentiate our service offerings from those of our competitors.

  •
  Unique Content.    We expect that we can leverage our greater scale to offer unique and compelling content to subscribers. Through the 2008-2009 season Sky Brazil, Sky Mexico and PanAmericana have licensed exclusive rights to the Spanish soccer league, which in most countries is the second most popular soccer league, after the local country leagues. As a result, our service is the only one that allows subscribers to see all of the Spanish league games. In addition, we have participated in creating an exclusive golf channel for Latin America, in an effort to provide programming that is highly attractive to an important customer niche.

  •
  DVR.    A key aspect of our strategy is to use the availability of high quality, reasonably priced DVRs as a cornerstone to distinguish our service from that of our competitors. Generally speaking, DVRs are not prevalent in Latin America. We believe that our technology and pan-regional scale, as well as the relationship with DIRECTV U.S., can be leveraged to provide DVRs that will be more functional and less costly than those our competitors may introduce. In 2007, PanAmericana has begun to launch DVRs in its territories of operation, and Sky Brazil is also launching a new DVR that will improve on a prior model that was previously distributed in limited numbers.

  •
  Enhanced Programming Features.    We believe that we can differentiate our service from our competitors through the use of enhanced features such as interactivity. For example, we offered interactive services for matches from the 2006 World Cup of Soccer.

Infrastructure

        We provide services in PanAmericana and Brazil from leased transponders on two satellites. Sky Mexico provides its services from leased transponders on a separate satellite. Currently, none of these satellites has a backup, although we are in the process of negotiating for the construction and launch of a backup satellite that would serve at least Brazil and Mexico.

        The satellite used to provide the Sky Brazil service is currently expected to prematurely reach the end of its useful life in the first half of 2008, due to a failure of its primary propulsion system. The operator of this satellite has contracted for the construction of a replacement satellite, as well as the construction of a backup of the replacement satellite, in case it is necessary. We currently expect to launch the replacement satellite in September 2007. We also expect that in case of a failure to launch the replacement satellite successfully, we will be able to complete construction of and launch the backup with sufficient time prior to the end of life of the existing satellite. See "Item 1A. Risk Factors" below for additional information regarding satellite launch and operational risks.

        Our principal digital broadcast centers are located in the United States and Brazil. We also have several smaller satellite uplink facilities in the region.

Competition

        The pay television and other emerging broadband video and data markets in Latin America are highly competitive. In each of our markets, we compete primarily with other providers of pay television, who distribute their programming by satellite, cable, terrestrial microwave systems, traditional over the air broadcasting or the Internet. In addition, in certain markets we face significant competition from illegal and informal sector pay television operations. We compete primarily on the basis of programming selection, price, technology and quality.

        In most of the markets in which we operate, cable television is our principal competition. Cable services have been in commercial operation longer than other pay television platforms, and have established large subscriber bases and widespread brand recognition. They have typically been able to offer analog services for lower monthly fees and with lower upfront installation and connection fees than we do. In addition, the cable operators with which we compete are in various stages of upgrading their networks to provide broadband and voice services, and in some markets the major cable operators are competing with us based principally on their offer of a "triple play" bundle of video, broadband and voice services. In some cases, they discount the value of their programming services in order to sell broadband and voice services, which can adversely affect the attractiveness of our offers to subscribers.

        In addition to competition from cable services, in 2006, Telefonica, the Spanish telephone company, launched DTH services in Peru, Chile and Brazil and has announced plans to launch in Colombia in 2007. To date it has offered DTH programming services only to users of voice telephony and broadband services provided by Telefonica's affiliates in Latin America. Telefonica has entered these markets by offering packages of a limited number of programming services available to subscribers at prices that are lower than what we were offering. We have implemented new programming packages that we consider to be competitive with those offered by Telefonica. However, it is not certain at this time how Telefonica's entrance into these markets will affect our business.

        In a number of the markets, existing wireline telephony operators have announced their intention to upgrade their infrastructure in order to provide new and enhanced services, including video programming, and these and other companies have announced plans to build wireless broadband networks that will also be capable of delivering broadband, voice and video services. However, we are not aware of any such upgrades or buildouts that are being actively pursued other than on a test basis.

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES

        We review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances and divestitures, including potential wireless broadband investments or alliances, in order to continue to compete effectively, improve our financial results, grow our business and allocate our resources efficiently. We also consider periodically making equity investments in companies with which we can jointly provide services to our subscribers.

GOVERNMENT REGULATION

        We are subject to government regulation in the United States and similar regulatory agencies in Latin America, primarily by the FCC and, to a certain extent, by the legislative branches, other federal agencies, state and local authorities in the countries where we operate and the International Telecommunications Union, or ITU, a specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

        This section sets forth a summary of regulatory issues pertaining to our operations in the United States and is not intended to describe all present and proposed government regulation and legislation affecting the MVPD industry or our business.

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

        All of our satellites and earth stations are or have been licensed by the FCC. Currently, three of our satellites are licensed by the government of Canada. While the FCC generally issues DTH space station licenses for a fifteen-year term, DBS space station and earth station licenses are generally issued for a ten-year term, which is less than the useful life of a healthy direct broadcast satellite. Upon expiration of the initial license term, the FCC has the option to renew a satellite operator's license or authorize an operator to operate for a period of time on special temporary authority, or decline to renew the license. If the FCC declines to renew the operator's license, the operator is required to cease operations and the frequencies it was previously authorized to use would revert to the FCC.

        Currently we have several applications pending before the FCC, including applications to launch and operate future satellites to support DIRECTV's services. In general, the FCC's approval of these applications is required for us to continue to expand our range of service offerings while increasing the robustness of our satellite fleet. We may not obtain these approvals in a timely fashion or at all.

        As a DBS/DTH licensee and operator we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.    The Satellite Home Viewer Improvement Act, or SHVIA, allows satellite carriers to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVIA, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVERA also prohibits satellite carriers from signing up a new subscriber to distant analog or digital signals if that subscriber lives in a local market where the satellite carrier provides local analog or local digital signals, respectively. SHVERA imposes a number of notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be "significantly viewed." In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sport blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. Further, an FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals.

  •
  Must Carry Requirement.    SHVIA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVIA's must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC continues to assess whether cable operators, and possibly DBS operators, must engage in "dual carriage" of local broadcast signals as these broadcasters upgrade their signals to digital transmission. In addition, the FCC is assessing the degree to which satellite carriers are capable of carrying HD signals, or multicast digital standard-definition channels, of local broadcasters, and the extent to which the Communications Act requires mandatory carriage of such signals. Also, the FCC adopted rules requiring DBS operators with more than five million subscribers to carry the digital signals of all local stations in the states of Alaska and Hawaii (both HD and multicast) by June 8, 2007. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services.

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

  •
  Emergency Alert System.    The Emergency Alert System, or EAS, requires participants to interrupt programming during nationally-declared emergencies and to pass through emergency-related information. The FCC recently released an order requiring satellite carriers to participate in the "national" portion of EAS. It is also considering whether to mandate that satellite carriers also interrupt programming for local emergencies and weather events. We believe that any such requirement would be very difficult to implement, would require costly changes to our DBS/DTH system, and depending on how it is implemented, could inconvenience or confuse our viewers.

  •
  Spectrum Allocation and License Assignment Rules.    We depend upon the FCC's allocation of sufficient DBS frequencies and assignment of DBS licenses in order to operate our business. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we have obtained additional DTH service capacity and continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity. In addition the FCC had adopted a system of competitive bidding to assign licenses for additional DBS frequencies. On June 21, 2005, the United States Court of Appeals for the D.C. Circuit held that such an auction process was not authorized by statute. The FCC subsequently voided the previous auction and implemented a freeze on applications for authority to provide DBS service in the United States using new frequencies or new orbital locations not assigned to the United States in the ITU Region 2 BSS Plan. On August 18, 2006, the FCC began a proceeding to identify a new system for assigning DBS authorizations. There can be no assurance that we will be able to obtain additional DBS capacity under whatever system the FCC implements in the future.

  On June 23, 2006, the FCC released proposed service and licensing rules for the Broadcasting Satellite Service, or BSS, in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. FCC decisions on orbital spacing of reverse band satellites, eligibility to operate such satellites, and other matters may, however, render this spectrum less useful to us.

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

  On August 18, 2006, the FCC released a notice of proposed rulemaking regarding the possible operation of "tweener" or "short spaced" satellites—satellites that would operate in the same DBS uplink and downlink frequency bands as us, from orbital positions located in between those now assigned to the DBS service. This rulemaking follows applications by SES and Spectrum Five LLC to operate tweener satellites. Under rules that the FCC is considering, a provider could, by complying with certain technical restrictions, operate a satellite in between two orbital locations where we have already positioned our satellites without completing coordination of its operations with us and without demonstrating that such operations would not "affect" us as that term is defined by the ITU. We have opposed this proposal, and believe that tweener satellites as proposed by applicants would cause interference to our current and planned operations and impose a significant constraint on the further growth of our DIRECTV U.S. DBS service. We cannot predict what if any action the FCC may take or the effect of such a proceeding on our business.

  On November 29, 2006, despite the pendency of the tweener satellite rulemaking and over DIRECTV's opposition, the FCC's International Bureau granted Spectrum Five's application to operate a tweener satellite at the 114.5o WL orbital location, only 4.5o away from DIRECTV's DBS satellites operating at the 110o WL and 119o WL orbital locations. While the Bureau limited Spectrum Five's operations to levels below those at which the ITU deems one DBS system to "affect" another in the absence of agreement from all affected DBS operators (including us), the Bureau's grant of Spectrum Five's application prior to coordination could ultimately permit Spectrum Five to operate at levels that would cause interference to our operations. We have sought review of the Bureau's order by the full FCC.

  The FCC also recently adopted rules that require satellite operators to take certain measures to mitigate the dangers of orbital debris. Among other things, these rules impose certain requirements for satellite design and end-of-life disposal maneuvers for all satellites launched after March 18, 2002, which include DIRECTV 5, DIRECTV 8, DIRECTV 7S, DIRECTV 9S, SPACEWAY 1, and SPACEWAY 2. We believe that we are in compliance with all of these requirements and expect that we will continue to be able to comply with them going forward, but the requirements for end-of-life disposal could result in a slight reduction in the operational life of each new satellite.

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

  •
  FCC Conditions Imposed In Connection With the News Corporation Transactions.    The FCC approved the acquisition by News Corporation of its equity investment in us in December 2003. In doing so, the FCC imposed a number of regulatory conditions on us and News Corporation, some of which directly or indirectly affect our business. In particular, the FCC has imposed on us program carriage conditions, intended to prevent discrimination against all forms of unaffiliated programming; and certain program access conditions, intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service. We cannot predict what effect our compliance with or the FCC's enforcement of the remaining conditions will have on our business.

  •
  International Telecommunications Union Rules.    We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations.

  •
  Other Legal and Regulatory Requirements.    DBS/DTH providers are subject to other federal and state regulatory requirements, such as Federal Trade Commission, FCC and state telemarketing and advertising rules, and subscriber privacy rules similar to those governing other MVPDs. We have agreed with the Federal Trade Commission to (1) review and monitor compliance with telemarketing laws by any companies we authorize to do telemarketing as well as by independent retailers, (2) investigate and respond to complaints about alleged improper telemarketing and (3) terminate its relationship with marketers or retailers found in violation. Similarly, we have agreed with certain state attorneys general to comply with advertising disclosure requirements and monitor compliance by independent retailers.

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

INTELLECTUAL PROPERTY

        All DIRECTV Group companies maintain active programs for identifying and protecting our important intellectual property. With the exception of certain U.S. trademark registrations held by DIRECTV U.S., Sky Mexico and Sky Brazil pursuant to trademark license agreements, The DIRECTV Group owns all of our intellectual property for the benefit of our company and our subsidiaries.

        We believe that our growing portfolio of pending and issued patents are important assets. We presently hold over 1,600 issued patents worldwide relating to our past and present businesses, including over 200 patents developed by, or otherwise relating to, the businesses of DIRECTV U.S. We hold a worldwide portfolio of over 665 registered trademarks, including over 450 foreign registrations related to the DIRECTV name and the Cyclone Design. In addition, DIRECTV U.S. holds over 95 U.S. trademark registrations relating to its business, including registrations of the primary "DIRECTV" and Cyclone Design trademarks. These trademarks are licensed royalty-free to third parties for use in support of DIRECTV U.S.' business. We actively protect our important patents and trademarks against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2007. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

SEGMENT REPORTING DATA

        Operating segment and principal geographic area data for 2006, 2005 and 2004 are summarized in Note 19 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

EMPLOYEES

        As of December 31, 2006, we had approximately 9,900 full-time and 1,300 part-time employees. We believe that our employee relations are good. None of our employees is represented by labor unions in the United States. In some countries in Latin America there are labor unions with which we have a good working relationship.

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

        In addition, our subsidiary, DIRECTV Holdings LLC, is a separate registrant with the SEC. You can access DIRECTV Holdings LLC's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished, if any, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge through our website at www.directv.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

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

        A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming. In order to accomplish this goal, we need to construct and launch new satellites. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, periodic unavailability of reliable launch opportunities due to competition for launch slots, weather and also due general delays that result when a launch provider experiences a launch failure, and delays in obtaining regulatory approvals. A significant delay in the future delivery of any satellite would materially adversely affect the use of the satellite and thus could materially adversely affect our anticipated revenues and earnings. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Certain delays in satellite construction could also jeopardize a satellite authorization that is conditioned on timely construction and launch of the satellite.

        The satellite that DTVLA leases to provide the Sky Brazil service has a shortened useful life due to a failure of its primary propulsion system. If the operator of this satellite is unable to relocate or successfully launch a replacement satellite prior to its end-of-life, we may have difficulty finding an alternative satellite capable of providing the Sky Brazil service.

Our satellites are subject to significant launch and operational risks.

        Satellites are subject to significant operational risks relating to launch and while in orbit. Launch risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. The overall historical loss rate in our industry for all launches of commercial satellites in fixed orbits in the last five years is estimated to be 5% but may be higher. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself and not the business interruption or other associated direct and indirect costs. We do not currently expect to purchase in-orbit insurance for its satellites scheduled for launch in 2007 and 2008.

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

        Generally, the minimum design life of the satellites in our fleet is between 12 and 16 years. The actual useful lives of the satellites may be shorter, in some cases significantly. Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than 12 years from the date of launch.

        In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, our services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. We are not insured for any resultant lost revenues. The use of backup satellite capacity for our programming may require us to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of our satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. We believe we have in-orbit satellite capacity to expeditiously recover transmission of most DIRECTV U.S. programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses. DTVLA leases its satellites and may not have a readily available replacement in the event of a failure or loss of any of its satellites. Programming continuity in the countries in which DTVLA operates cannot be assured in the event of a single satellite loss.

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

We compete with other MVPDs, some of whom have greater resources than we do and levels of competition are increasing.

        We compete in the MVPD industry against cable television, RBOCs, wireless companies and other land-based and satellite-based system operators with service offerings including video, audio and interactive programming, data and other entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than we do.

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. According to the National Cable & Telecommunications Association's Mid-Year 2006 Industry Overview, 108 million of the 110 million U.S. television households, or 99%, are passed by cable. Of the 110 million U.S. television households, approximately 94 million subscribe to a MVPD service and approximately 69% of MVPD subscribers receive their programming from a cable operator. Cable television operators have advantages relative to us, including or as a result of:

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

        In addition, cable television operators have grown their subscriber bases through mergers and acquisitions. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, RBOCs, and others may result in providers capable of offering bundled cable television, data and telecommunications services in competition with our services.

        We do not currently offer local channel coverage to markets covering approximately six percent of U.S. television households, which places us at a competitive disadvantage in those markets. We also have been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained our ability to compete for subscribers who wish to obtain such programming.

        In the United States various RBOCs have deployed fiber optic lines directly to customers' homes or neighborhoods to deliver video services, which compete with the DIRECTV service. It is uncertain whether we will be able to increase our satellite capacity, offer a significant level of new services in existing markets in which we compete or expand to additional markets as may be necessary to compete effectively. Some of these RBOCs also sell the DIRECTV service as a bundle with their voice and data services. The existence of a new broadly-deployed network with the capability of providing video, voice and data services could present a significant competitive challenge. Should their deployment of fiber optic lines for video grow substantially, we may be unable to develop other distribution methods to make up for lost sales through the RBOCs.

        AT&T recently acquired BellSouth, one of the RBOCs that sells the DIRECTV service. AT&T has a similar arrangement with EchoStar. It is possible that, as a result of this transaction, our arrangements with BellSouth might be adversely affected.

        As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television or other MVPD operators in the future.

Emerging digital media competition could materially adversely affect us.

        Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition, could materially adversely affect our revenues and earnings or otherwise disrupt our business.

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

        In addition, certain cable providers have denied us and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. The cable providers have asserted that they are not required to provide such programming due to the manner in which that programming is distributed, which they argue is not covered by the program access provisions of the Communications Act. Challenges to this interpretation of the Communications Act have not been successful, and we may continue to be precluded from obtaining such programming, which in turn could materially adversely affect our ability to compete in regions serviced by those cable providers. Although the FCC recently addressed some of these issues in a limited fashion by placing access conditions on certain regional sports networks affiliated with Time Warner Cable, Inc. and Comcast Corporation, it is not clear that such provisions will be sufficient to assure our continued access to this programming on fair and nondiscriminatory terms.

Carriage requirements may negatively affect our ability to deliver local broadcast stations, as well as other aspects of our business.

        The FCC's interpretation, implementation and enforcement of provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. Compliance with those FCC requirements, may require costly upgrades to our broadcast system. Further, a recent FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals.

        We have limited capacity, and the projected number of markets in which it can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services.

We depend on others to produce programming and programming costs are increasing.

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

        We incur costs relating to subscribers acquired by us and subscribers acquired through third-parties. These costs are known as subscriber acquisition costs. For instance, we provide installation incentives to our retailers to enable them to offer standard professional installation as part of the subscriber's purchase or lease of a DIRECTV System. In addition, we pay commissions to retailers for their efforts in offering a DIRECTV System at a lower cost to consumers. Our subscriber acquisition costs may materially increase to the extent we continue or expand current sales promotion activities or introduce other more aggressive promotions, or due to increased competition. Any material increase in subscriber acquisition costs from current levels would negatively impact our earnings and could materially adversely affect our financial performance.

Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

        Turnover of subscribers in the form of subscriber service cancellations, or churn, has a significant financial impact on the results of operations of any subscription television provider, including us, as does the cost of upgrading and retaining subscribers. Any increase in our upgrade and retention costs for our existing subscribers may adversely affect our financial performance or cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including involuntary churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, consumer fraud, a maturing subscriber base and competitive offers. Any of the risks described in this Annual Report that could potentially have a material adverse impact on our cost or service quality or that could result in higher prices for our subscribers could also, in turn, cause an increase in churn and consequently have a material adverse effect on our earnings.

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

        New technologies could also create new competitors for us. Entities such as RBOCs are implementing and supporting digital video compression over existing telephone lines and building out fiber optic lines to enhance their capabilities to deliver programming services. While these entities are not currently providing MVPD services on a significant basis, many have the capabilities for such services and some have begun rolling out video services. We may not be able to compete successfully with new entrants in the market for video services.

Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs that do not result in subscriber acquisition.

        The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe and are authorized to view it. The conditional access system uses, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent that conditional access technology. However, theft of cable and satellite programming has been widely reported, and the access or "smart" cards used in our conditional access system have been compromised in the past and could be compromised in the future.

        We have undertaken various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we provide our subscribers with more advanced access cards that we believe significantly enhance the security of our signal. However, we cannot guarantee that the new card will prevent the theft of our satellite programming signals. Furthermore, there can be no assurance that we will succeed in developing the technology we need to effectively restrict or eliminate signal theft. If we cannot promptly correct a compromise of our conditional access technology, our revenue and our ability to contract for video and audio services provided by programmers could be materially adversely affected. In addition, our operating costs could increase if we attempt to implement additional measures to combat signal theft.

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

        See "Legal Proceedings-Intellectual Property Litigation" in Part I, Item 3 of this Annual Report.

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

        In certain cases, satellite system operators are obligated by governmental regulation and procedures of the ITU to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. For example, the FCC has conditionally granted Spectrum Five authority to provide DBS service using frequencies assigned to it by the Government of the Netherlands from an orbital slot located halfway between slots at which we currently operate. Other operators have filed similar requests. We believe this closer proximity, if permitted, significantly increases the risk of interference which could adversely affect the quality of service provided to our subscribers. We may not be able to successfully coordinate our satellites to the extent we are required to do so, and any modifications we make in the course of coordination, or any inability to successfully coordinate, may materially adversely affect our ability to generate revenue. In addition, the FCC is currently conducting a rulemaking proceeding to consider, among other things, the adoption of operating parameters under which such "tweener" systems would be automatically deemed coordinated.

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

        All of our FCC satellite authorizations are subject to conditions imposed by the FCC in addition to the FCC's general authority to modify, cancel or revoke those authorizations. Use of FCC licenses and conditional authorizations are often subject to conditions, including technical requirements and implementation deadlines. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of authorizations and could have a material adverse effect on our ability to generate revenue. For example, loss of an authorization could potentially reduce the amount of programming and other services available to our subscribers. The materiality of such a loss of authorization would vary based upon, among other things, the orbital location at which the frequencies may be used.

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

DTVLA is subject to various additional risks associated with doing business internationally, which include political instability, economic instability, and foreign currency exchange rate volatility.

        All of DTVLA's operating companies are located outside the continental United States. DTVLA operates and has subscribers located throughout Latin America and the Caribbean Basin, which makes it vulnerable to risks of conducting business in foreign markets, including:

  •
  difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

  •
  unexpected changes in regulatory environments;

  •
  longer payment cycles;

  •
  earnings that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

  •
  political and economic instability;

  •
  import and export restrictions and other trade barriers;

  •
  difficulties in maintaining overseas subsidiaries and international operations; and

  •
  difficulties in obtaining approval for significant transactions.

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

        As of December 31, 2006, News Corporation held approximately 38.3% of the issued and outstanding shares of our common stock. K. Rupert Murdoch, Chairman and Chief Executive of News Corporation, is the Chairman of our Board of Directors, and Chase Carey, who is currently a director of and was formerly employed by News Corporation, is our President and Chief Executive Officer and a member of our Board of Directors. Additionally, two other current News Corporation executives are members of our Board of Directors. As a result, News Corporation has significant influence relating to our management and actions that require stockholder approval. The interests of News Corporation may differ from the interests of other holders of our common stock. The extent of New Corporation's stock ownership in us also may have the effect of discouraging offers to acquire control of us and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of us.

        On December 22, 2006, News Corporation agreed to exchange its stake in us with Liberty in exchange for shares of News Corporation held by Liberty. The transaction, subject to various conditions, is currently expected to be completed in the second half of 2007. Under the transaction agreement, News Corporation has agreed that at closing, its three director designees will resign as directors. It is expected that Liberty will seek election of its director designees. As a result, if the transaction is completed and Liberty's director designees are elected, Liberty is expected to have significant influence relating to our management and actions that require stockholder approval. The proposed interests of Liberty may differ from the interests of other holders of our common stock. The extent of Liberty's stock ownership in us also may have the effect of discouraging offers to acquire control of us and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of us.

        News Corporation has agreed to certain "standstill" provisions relating to us during the pendency of the transaction with Liberty, which may have the effect of limiting significant transactions with third parties which would require stockholder approval. Further, in the unlikely event that the transaction between News Corporation and Liberty is not completed, our stock price may be adversely affected due to uncertainty regarding future actions of News Corporation with respect to its ownership interest in us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2006, we had 32 locations operating in 18 states and 28 cities in the United States and 17 additional locations operating in 17 cities in eight countries outside the United States. At such date, we owned 2.3 million square feet of space and leased an additional 1.7 million square feet of space. The major locations of the DIRECTV U.S. segment include six administrative offices, two broadcast centers and four call centers. The major locations of the DIRECTV Latin America segment include six administrative offices, four broadcast centers and five call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2006 or subsequent thereto, but before the filing of this report, are summarized below:

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

        In this connection, on April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that DIRECTV Group, DIRECTV Holdings, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $78.9 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25.0 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13.4 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $126.7 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment royalties pursuant to the compulsory license shall be paid and held in escrow pending outcome of the appeal. Through December 31, 2006, the amount of the compulsory license fee amounted to $12.1 million, which has been paid into escrow.

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

***

        Darlene Litigation.    On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325.0 million. All pending litigation summarized below related to Darlene against us and the other parties described below has been dismissed.

        On October 18, 2004, Darlene filed suit in the circuit court for Miami-Dade County, Florida, against DIRECTV Group and certain of our subsidiaries, News Corporation, and others, which we refer to collectively as the Defendants. The suit alleged fraud and violation of fiduciary, contractual and other duties owed to Darlene and to DLA LLC by one or more of the Defendants. Darlene sought injunctive relief to preclude DLA LLC from consummating the Sky Transactions, $1 billion in damages and other relief. On November 3, 2005, the state court judge dismissed certain charges, including fraud claims, for improper venue and entered an order essentially staying the balance of the proceedings, including those related to fiduciary and other duties and those brought against News Corporation, pending the arbitration between Darlene, DIRECTV and DLA LLC. In June 2005, we filed suit against Darlene in the United States District Court for the Southern District of New York seeking specific performance and declaratory relief with respect to the release agreement and covenant not to sue executed by Darlene in February 2004 in connection with the DLA LLC reorganization and related transactions. On September 27, 2006, the District Court granted our motion for summary judgment and found Darlene liable for breach of contract.

***

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previous reported legal proceedings were terminated during the fourth quarter ended December 31, 2006.

***

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

***

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Price

        Our common stock is publicly traded on the NYSE under the symbol "DTV." The following table sets forth for the quarters indicated the high and low sales prices for our common stock, as reported on the NYSE Composite Tape.

2006	High	Low
Fourth Quarter	$25.57	$19.50
Third Quarter	19.98	16.32
Second Quarter	18.04	15.88
First Quarter	16.40	13.28

2005	High	Low
Fourth Quarter	$15.07	$13.17
Third Quarter	16.79	14.48
Second Quarter	15.91	13.88
First Quarter	17.01	14.21

        As of the close of business on February 23, 2007, there were approximately 79,689 holders of record of our common stock.

Dividend Rights and Other Stockholder Matters

        Holders of our common stock are entitled to such dividends and other distributions in cash, stock or property as may be declared by our Board of Directors in its sole discretion, subject to the preferential and other dividend rights of any outstanding series of our preferred stock. There were no shares of our preferred stock outstanding at December 31, 2006.

        Except for a $275 million special cash dividend paid to General Motors, or GM, in connection with our split-off from GM in 2003, no dividends on our common stock have been declared by our Board of Directors for more than five years. We have no current plans to pay any dividends on our common stock. We currently expect to retain our future earnings, if any, for the development of our businesses or other corporate purposes.

        DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. to, among other things, make restricted payments, including dividends, loans or advances to us.

        Information regarding compensation plans under which our equity securities may be issued is included in Item 12 through incorporation by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 5, 2007.

Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a share repurchase program that was implemented on February 10, 2006 and completed in February 2007. Under the repurchase program, we were authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock.

On February 27, 2007, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of our common stock, from time to time through open market purchases or negotiated transactions. The program may be suspended or discontinued at any time. The source of funds for the purchases is our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        Through December 31, 2006, we repurchased 184.1 million shares for $2.98 billion, at an average price of $16.16 per share, which includes 130.5 million shares of our common stock purchased from General Motors employee pension and benefit trusts. All purchases were made in accordance with Rule 10b-18 of Securities Exchange Act of 1934 except for the shares of common stock which were repurchased from the General Motors employee pension and benefit trusts in privately negotiated transactions. A summary of the repurchase activity for the three months ended December 31, 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
October 1—31, 2006	—	$—	—	$54.3
November 1—30, 2006	1.4	21.76	1.4	23.8
December 1—31, 2006	—	—	—	23.8

Total	1.4	21.76	1.4

***

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended and As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$14,755.5	$13,164.5	$11,360.0	$9,372.2	$8,185.4
Total Operating Costs and Expenses	12,398.7	12,531.9	13,479.4	9,509.7	8,595.0

Operating Profit (Loss)	$2,356.8	$632.6	$(2,119.4)	$(137.5)	$(409.6)

Income (loss) from continuing operations before cumulative effect of accounting changes	$1,420.1	$304.6	$(1,056.4)	$(375.3)	$(114.9)
Income (loss) from discontinued operations, net of taxes	—	31.3	(582.3)	78.1	(97.6)
Cumulative effect of accounting changes, net of taxes	—	—	(310.5)	(64.6)	(681.3)

Net Income (Loss)	1,420.1	335.9	(1,949.2)	(361.8)	(893.8)
Preferred stock dividends	—	—	—	—	(46.9)

Net Income (Loss) Attributable to Common Stockholders	$1,420.1	$335.9	$(1,949.2)	$(361.8)	$(940.7)

Basic Earnings (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$1.13	$0.22	$(0.77)	$(0.27)	$(0.12)
Diluted Earnings (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$1.12	$0.22	$(0.77)	$(0.27)	$(0.12)
Weighted average number of common shares outstanding (in millions):
Basic	1,261.5	1,388.4	1,384.8	1,382.5	1,343.1
Diluted	1,269.9	1,394.8	1,384.8	1,382.5	1,343.1
Consolidated Balance Sheet Data:
Total Assets	$15,141.1	$15,630.2	$14,324.4	$19,037.4	$17,986.7
Long-Term Debt	3,394.9	3,405.3	2,409.5	2,434.8	40.0
Preferred Stock	—	—	—	—	914.1
Total Stockholders' Equity	6,680.8	7,940.0	7,507.1	9,631.1	9,977.1

The cumulative effect of accounting change, net of taxes of $681.3 million recorded in the year ended December 31, 2002 relates to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002. The $64.6 million cumulative effect of accounting change, net of taxes, in 2003 was due to our adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51", or FIN 46 on July 1, 2003, resulting in the consolidation of the certain DIRECTV Latin

America entities. See the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the accounting change in 2004 and other significant transactions during each of the three years in the period ended December 31, 2006.

* * *

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. Information in this section is organized as follows:

  •
  Summary Results of Operations and Financial Condition
  •
  Significant Events Affecting the Comparability of the Results of Operations
  •
  Key Terminology Used in Management's Discussion and Analysis of Financial Condition and Results of Operations
  •
  Executive Overview and Outlook
  •
  Results of Operations
  •
  Liquidity and Capital Resources
  •
  Contractual Obligations, Off-Balance Sheet Arrangements and Contingencies
  •
  Certain Relationships and Related-Party Transactions
  •
  Use of Estimates in the Preparation of Consolidated Financial Statements
  •
  Accounting Changes and New Accounting Pronouncements
  •
  Security Ratings

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations:
Revenues	$14,755.5	$13,164.5	$11,360.0
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,200.9	5,485.3	4,996.5
Subscriber service expenses	1,111.3	981.9	779.9
Broadcast operations expenses	285.6	254.1	196.7
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisitions costs	1,945.3	2,751.6	2,703.8
Upgrade and retention costs	869.6	1,117.0	1,002.4
General and administrative expenses	1,069.3	1,133.9	1,268.9
(Gain) loss from disposition of businesses and impairment charges, net	(117.7)	(45.1)	1,693.2
Depreciation and amortization expense	1,034.4	853.2	838.0

Total Operating Costs and Expenses	12,398.7	12,531.9	13,479.4

Operating Profit (Loss)	2,356.8	632.6	(2,119.4)
Interest income	145.7	150.3	50.6
Interest expense	(245.7)	(237.6)	(131.9)
Reorganization income	—	—	43.0
Other, net	41.8	(65.0)	397.6

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	2,298.6	480.3	(1,760.1)
Income tax (expense) benefit	(865.5)	(173.2)	690.6
Minority interests in net (earnings) losses of subsidiaries	(13.0)	(2.5)	13.1

Income (loss) from continuing operations before cumulative effect of accounting changes	1,420.1	304.6	(1,056.4)
Income (loss) from discontinued operations, net of taxes	—	31.3	(582.3)

Income (loss) before cumulative effect of accounting changes	1,420.1	335.9	(1,638.7)
Cumulative effect of accounting changes, net of taxes	—	—	(310.5)

Net Income (Loss)	$1,420.1	$335.9	$(1,949.2)

Basic Earnings (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$1.13	$0.22	$(0.77)
Income (loss) from discontinued operations, net of taxes	—	0.02	(0.42)
Cumulative effect of accounting changes, net of taxes	—	—	(0.22)

Net Income (Loss)	$1.13	$0.24	$(1.41)

Diluted Earnings (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$1.12	$0.22	$(0.77)
Income (loss) from discontinued operations, net of taxes	—	0.02	(0.42)
Cumulative effect of accounting changes, net of taxes	—	—	(0.22)

Net Income (Loss)	$1.12	$0.24	$(1.41)

Weighted average number of common shares outstanding (in millions)
Basic	1,261.5	1,388.4	1,384.8
Diluted	1,269.9	1,394.8	1,384.8
	December 31,
	2006	2005
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,499.0	$3,701.3
Total Current Assets	4,555.6	6,096.4
Total Assets	15,141.1	15,630.2
Total Current Liabilities	3,322.5	2,828.1
Long-Term Debt	3,394.9	3,405.3
Total Stockholders' Equity	6,680.8	7,940.0

Reference should be made to the Notes to the Consolidated Financial Statements.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Millions)
Other Data:
Operating Profit (Loss)	$2,356.8	$632.6	$(2,119.4)
Add: Depreciation and amortization expense	1,034.4	853.2	838.0

Operating Profit (Loss) Before Depreciation and Amortization (1)	$3,391.2	$1,485.8	$(1,281.4)

Operating Profit Before Depreciation and Amortization-Margin (1)	23.0%	11.3%	N/A
Capital expenditures (2)	$1,987.3	$923.7	$1,023.1
Net Cash Provided by Operating Activities	3,162.0	1,171.9	228.6
Net Cash (Used in) Provided by Investing Activities	(1,536.2)	(723.3)	886.8
Net Cash Provided by (Used in) Financing Activities	(2,828.1)	945.3	(242.7)
Net Cash Provided by Operating Activities	$3,162.0	$1,171.9	$228.6
Less: Cash paid for property and equipment	(1,753.8)	(489.2)	(476.4)
Less: Cash paid for satellites	(222.3)	(399.5)	(546.7)

Free cash flow (3)	$1,185.9	$283.2	$(794.5)

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

Operating Profit Before Depreciation and Amortization-Margin is calculated by dividing Operating Profit Before Depreciation and Amortization by Revenues.

(2)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites. Beginning March 1, 2006, capital expenditures include the cost of set-top boxes receivers capitalized under DIRECTV U.S.' lease program.

(3)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment" and "Cash paid for satellites" from "Net cash provided by operating activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and our Board of Directors use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with other GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

Selected Segment Data

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Millions)
DIRECTV U.S.
Revenues	$13,744.0	$12,216.1	$9,763.9

% of Total Revenues	93.1%	92.8%	85.9%
Operating Profit	$2,347.7	$802.0	$21.9
Add: Depreciation and amortization expense	873.0	698.2	561.2

Operating Profit Before Depreciation and Amortization	$3,220.7	$1,500.2	$583.1

Operating Profit Margin	17.1%	6.6%	0.2%
Operating Profit Before Depreciation and Amortization-Margin	23.4%	12.3%	6.0%
Segment Assets	$11,687.3	$10,525.0	$8,994.2
Capital Expenditures (1)	1,808.6	782.0	671.5
DIRECTV Latin America
Revenues	$1,013.0	$742.1	$675.2

% of Total Revenues	6.9%	5.6%	5.9%
Operating Profit (Loss)	$79.0	$(18.7)	$(142.0)
Add: Depreciation and amortization expense	164.8	160.2	187.9

Operating Profit Before Depreciation and Amortization	$243.8	$141.5	$45.9

Operating Profit Margin	7.8%	N/A	N/A
Operating Profit Before Depreciation and Amortization-Margin	24.1%	19.1%	6.8%
Segment Assets	$2,001.1	$1,147.9	$1,086.7
Capital Expenditures (1)	178.6	90.4	81.7
Network Systems
Revenues	—	$211.4	$1,099.1

% of Total Revenues	—	1.6%	9.7%
Operating Loss	—	$(60.8)	$(1,778.5)
Add: Depreciation and amortization expense	—	—	95.6

Operating Loss Before Depreciation and Amortization	—	$(60.8)	$(1,682.9)

Segment Assets	—	—	$521.1
Capital Expenditures (1)	—	$18.1	132.1
Corporate and Other
Revenues	$(1.5)	$(5.1)	$(178.2)

Operating Loss	$(69.9)	$(89.9)	$(220.8)
Add: Depreciation and amortization expense	(3.4)	(5.2)	(6.7)

Operating Loss Before Depreciation and Amortization	$(73.3)	$(95.1)	$(227.5)

Segment Assets	$1,452.7	$3,957.3	$3,722.4
Capital Expenditures (1)	0.1	33.2	137.8
Total
Revenues	$14,755.5	$13,164.5	$11,360.0

Operating Profit (Loss)	$2,356.8	$632.6	$(2,119.4)
Add: Depreciation and amortization expense	1,034.4	853.2	838.0

Operating Profit (Loss) Before Depreciation and Amortization	$3,391.2	$1,485.8	$(1,281.4)

Operating Profit Margin	16.0%	4.8%	N/A
Operating Profit Before Depreciation and Amortization-Margin	23.0%	11.3%	N/A
Total Assets	$15,141.1	$15,630.2	$14,324.4
Capital Expenditures (1)	1,987.3	923.7	1,023.1

(1)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites. Beginning March 1, 2006, capital expenditures include the cost of set-top boxes receivers capitalized under DIRECTV U.S.' lease program.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Acquisitions

        Sky Transactions.    During 2006, we completed the last in a series of transactions that were agreed in October 2004 with News Corporation, Televisa, Globo and Liberty, which we refer to as the Sky Transactions. The Sky Transactions were designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DIRECTV and SKY in Latin America into a single platform in each of the major territories served in the region. These transactions were completed as follows:

  •
  On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., or GLB, with Sky Brazil and completed the purchase of News Corporation's and Liberty's interests in Sky Brazil. We hold a 74% interest in the combined business. The purchase consideration for the transaction amounted to $670.0 million, represented by $396.4 million in cash paid, of which we paid $362.0 million to News Corporation and Liberty in 2004, the $63.6 million fair value of the reduction of our interest in GLB resulting from the merger and the assumption of Sky Brazil's $210.0 million bank loan.

  We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating Sky Brazil's results from the date of acquisition. We also accounted for the reduction of our interest in GLB resulting from the merger as a partial sale, which resulted in our recording of a one-time pre-tax gain during the year ended December 31, 2006 of approximately $60.7 million in "(Gain) loss from disposition of businesses and impairment charges, net" in the Consolidated Statements of Operations.

  •
  On February 16, 2006, we completed the acquisition of our equity interest in Sky Mexico, which included the acquisition of an equity interest in Sky Mexico in exchange for the sale of our DIRECTV Mexico subscribers to Sky Mexico and the acquisition of News Corporation's and Liberty's interests in Sky Mexico for $373.0 million in cash. As a result of this transaction, we recorded gains of $57.0 million during the year ended December 31, 2006 and $70.4 million during the year ended December 31, 2005 to "(Gain) loss from disposition of businesses and impairment charges, net" in the Consolidated Statements of Operations. During 2004, we recorded an impairment charge of $36.5 million related to the shut-down of DIRECTV Mexico that we also included in "(Gain) loss from disposition of businesses and impairment charges, net" in the Consolidated Statements of Operations. DIRECTV Mexico ceased operations in 2005 upon completion of the migration of its subscribers to Sky Mexico. We account for our 41% interest in Sky Mexico under the equity method of accounting from the date of acquisition.

  •
  On October 8, 2004, we acquired a 100% interest in Sky Multi-Country Partners and certain related entities from News Corporation, Liberty, Globo and Televisa for $30.0 million in cash, which we paid in 2004. As part of this transaction, News Corporation agreed to reimburse us $127.0 million for the assumption of the Sky Multi-Country Partners entities' net liabilities. We received the $127.0 million reimbursement from News Corporation in August 2006. We began consolidating the financial results of these entities in October 2004.

        See Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further information regarding the Sky Transactions.

        Pegasus and NRTC Transactions.    During the third quarter of 2004, DIRECTV U.S. completed the acquisition of all Pegasus and NRTC subscribers, as described in Note 3 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which resulted in our recording of a subscriber related intangible asset of $951.3 million from the Pegasus transaction that we are amortizing over the estimated average subscriber lives of five years, and a subscriber related intangible asset of $385.5 million that resulted from the NRTC transaction that we are amortizing over the estimated average subscriber lives of six years. Had the estimated average subscriber lives for these intangible assets been decreased by one year, annual amortization expense would have increased by approximately $60 million.

        Effective June 1, 2004, DIRECTV U.S. and the NRTC agreed to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As consideration, we agreed to pay the NRTC approximately $4.4 million per month through June 2011. As a result of this agreement, we have the right to sell the DIRECTV service in all territories across the United States. We are amortizing the distribution rights intangible asset of $334.1 million that was recorded as part of the transaction, which includes the present value of the cash payments and fees associated with the transaction, to expense over the remaining life of the terminated service distribution agreement of seven years.

Divestitures

        HNS—SkyTerra.    On April 22, 2005, we completed the sale of a 50% interest in Hughes Network Systems LLC, or HNS LLC, which owned substantially all of the net assets formerly held by HNS, to SkyTerra Communications, Inc. We received total proceeds of $257.4 million, including cash of $246.0 million, and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million. As a result of this transaction, we recorded pre-tax impairment charges of $25.3 million during the year ended December 31, 2005 and $190.6 million during the year ended December 31, 2004 to "(Gain) loss from disposition of businesses and impairment charges, net" in our Consolidated Statements of Operations to reduce the carrying value of HNS' assets to fair value. In January 2006, we completed the sale of our remaining 50% interest in HNS LLC to SkyTerra. In exchange for our remaining 50% interest and resolution of a final closing adjustment from the April 22, 2005 transaction, we received cash proceeds of $110.0 million. During the year ended December 31, 2006 we recorded a net gain of $13.5 million related to the sale to "Other, net" in the Consolidated Statements of Operations.

        SPACEWAY.    In the third quarter of 2004, we decided to utilize the SPACEWAY 1 and 2 satellites, and certain related assets, for DIRECTV U.S. HD programming. Our decision to no longer use these assets for HNS' SPACEWAY broadband service triggered an impairment test of our investment in the SPACEWAY assets. As a result of this test, we determined that the book value of the SPACEWAY satellites and ground segment equipment for their alternative use exceeded their fair value by $1.47 billion. Accordingly, we recorded an impairment charge in "(Gain) loss from disposition of businesses and impairment charges, net" in our Consolidated Statements of Operations during the year ended December 31, 2004.

        PanAmSat.    On August 20, 2004, we completed the sale of our approximate 80.4% interest in PanAmSat for about $2.64 billion in cash. As a result of this transaction, we recorded a loss of $723.7 million, net of taxes, in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations during 2004.

        HNS—HSS.    In 2004, HNS completed the sale of its approximate 55% ownership interest in Hughes Software Systems Limited, or HSS, for $226.5 million in cash, which we received in June 2004. As a result of this transaction, we recognized a gain of $90.7 million, net of taxes, during 2004 in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

        HNS—Set-Top Receiver Manufacturing Operations.    On June 22, 2004, we completed the sale of HNS' set-top receiver manufacturing operations to Thomson for $250.0 million in cash. In connection with the sale, DIRECTV U.S. entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of the HNS assets sold of approximately $200 million were deferred and are being recognized as set-top receivers purchased from Thomson under the contract are activated. In addition, DIRECTV U.S. can earn additional rebates from Thomson based on aggregate purchases of set-top receivers.

        Other Investments.    During the year ended December 31, 2005, we sold an equity investment for $113.1 million in cash, which resulted in us recognizing a net pre-tax loss of $0.6 million in "Other, net" in our Consolidated Statements of Operations in 2005. During the year ended December 31, 2004, we sold various equity investments for $510.5 million in cash and recorded a pre-tax gain of $396.5 million in "Other, net" in our Consolidated Statements of Operations.

        We present the financial results for PanAmSat, which formerly comprised our Satellite Services segment, and HSS, which was formerly a component of our Network Systems segment, in our Consolidated Statements of Operations as discontinued operations. As a result of the SkyTerra transaction, subsequent to April 22, 2005, we accounted for our investment in HNS under the equity method of accounting, and accordingly, recorded our interest in HNS' net income in "Other, net" in our Consolidated Statements of Operations until the sale of the remaining interest in January 2006.

        For additional information regarding the actions described above, see Note 3 and Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8, of this Annual Report.

Other Developments

        In addition to the items described above, the following items had a significant effect on the comparability of our operating results for the years ended December 31, 2006, 2005 and 2004:

        Lease Program.    On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Under this program, set-top receivers leased to new and existing subscribers are capitalized and depreciated over their estimated useful lives of three years. DIRECTV U.S. subscribers who lease their set-top receivers pay a monthly lease fee for each set-top receiver leased in lieu of a monthly mirroring fee. Prior to March 1, 2006, we expensed most set-top receivers provided to new and existing DIRECTV U.S. subscribers upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of our lease program most of the set-top receivers provided to new and existing subscribers are leased. DIRECTV U.S. capitalized $598.6 million of set-top receivers leased to new subscribers and $472.9 million of set-top receivers leased to existing subscribers during the year ended December 31, 2006 under the new lease program. Depreciation expense on these capitalized receivers was $147.3 million for the year ended December 31, 2006.

        Accounting Change.    Effective January 1, 2004, DIRECTV U.S. changed its method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized the deferred amounts to expense over the contract period. We now expense subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to our prior accounting method after considering the accounting practices of our competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. We continue to capitalize set-top receivers provided under our lease programs. See "Accounting Changes" in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional information. In 2004, we recorded a $310.5 million charge in "Cumulative effect of accounting changes, net of taxes".

        Share Repurchase Program.    On February 7, 2006, our Board of Directors authorized a $3.0 billion share repurchase program. The sources of funds for the purchases were our available cash and cash from operations. Through December 31, 2006, we repurchased and retired 184.1 million shares for approximately $2.98 billion, at an average price of $16.16 per share. We completed the share repurchase program in February 2007.

KEY TERMINOLOGY USED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, pay-per-view programming, seasonal and live sporting events, DVR and HD programming fees. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, hardware revenues from subscribers who purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service fees paid to third parties for active subscribers, warranty service costs and production costs for on-air advertisements we sell to third parties.

        Subscriber Service Expenses.    Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

        Broadcast Operations Expenses.    These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of our signal.

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, RBOCs and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher ARPU and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        General and Administrative Expenses.    General and administrative expenses include departmental costs for legal, administrative services, finance, marketing and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets.

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. We calculate average subscribers for the period by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. For 2004, average DIRECTV U.S. subscribers include the subscribers in the former NRTC and Pegasus territories using a daily weighted average from the dates DIRECTV U.S. acquired the subscribers through December 31, 2004.

        Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of subscribers whose service is disconnected, expressed as a percentage of the average total number of subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected subscribers for the period (total subscribers disconnected, net of reconnects, during the period divided by the number of months in the period) by average subscribers for the period. Average monthly churn includes the results from the former NRTC and Pegasus subscribers subsequent to the purchase of those subscribers in 2004.

        Subscriber Count.    The total number of subscribers represents the total number of subscribers actively subscribing to our service, including seasonal subscribers and subscribers who are in the process of relocating.

        SAC.    We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for the period by the number of gross new subscribers acquired during the period. We calculate total subscriber acquisition costs for the period by adding together "Subscriber acquisition costs" expensed during the period and the amount of cash paid for equipment leased to new subscribers during the period. DIRECTV U.S. excludes the 1.4 million subscribers purchased as part of the NRTC and Pegasus transactions during 2004, as well as gross new subscribers added in the former NRTC and Pegasus territories prior to the completion of the transactions, from gross new subscribers used in the calculation of SAC for 2004.

EXECUTIVE OVERVIEW AND OUTLOOK

        The following discussion of revenues and operating results relates to DIRECTV U.S., which generates over 90% of our revenues and has been the source of most of our revenue growth.

        Revenues.    In 2006, DIRECTV U.S. revenue increased by 12.5% due to a larger subscriber base and a 5.9% increase in ARPU. In 2007, we anticipate revenues will increase by 10% or more due to an increase in total subscribers and ARPU growth of 5.0% or more due to price increases and higher penetration of advanced products. After accounting for churn, our net new subscriber additions in 2006 were 820,000 which increased our total subscriber base by 5.4% to 15.95 million customers. In 2007, we expect net new subscriber additions to remain relatively consistent with 2006. We expect average monthly subscriber churn to improve in 2007 to closer to 1.50% as compared to average monthly subscriber churn of 1.60% for 2006. We expect churn to improve due to our continuing efforts to limit the number of high risk subscribers added to our platform, an increase in the number of HD and DVR subscribers, and initiatives to further improve customer service.

        Operating Results.    In 2006, DIRECTV U.S. operating profit before depreciation and amortization more than doubled to $3,220.7 million and operating profit before depreciation and amortization margin improved from 12.3% in 2005 to 23.4%, primarily due to the capitalization of set-top receivers under the lease program introduced on March 1, 2006, lower subscriber acquisition costs due to fewer gross subscriber additions, and a reduction in general and administrative expenses mostly related to lower bad debt expense.

        In 2007, we anticipate a 15% to 20% increase in operating profit before depreciation and amortization primarily due to the expected increase in revenues partially offset by higher operating costs and expenses principally due to higher programming costs from annual programming rate increases, the larger subscriber base and the added cost of new programming contracts. Subscriber services, broadcast operations and general and administrative expenses are also expected to increase in 2007 primarily due to the larger subscriber base and expenses related to the planned rollout of additional HD channels.

        We also expect operating profit before depreciation and amortization margin to increase 1% to 2% in 2007 compared with 2006. Subscriber acquisition, upgrade and retention, subscriber services, and general and administrative expenses as a percentage of revenue are expected to decline due primarily to increased scale and efficiencies. These improvements will be partially offset by lower programming margin due to the increased programming costs discussed above and higher broadcast operations expenses relative to revenues due to the rollout of additional HD channels.

        Operating profit in 2007 is expected to be relatively consistent with the $2,347.7 million generated in 2006, as the anticipated higher operating profit before depreciation and amortization is expected to be offset by the higher depreciation and amortization expense resulting from the set-top receiver lease program.

        Additional Information.    We expect upgrade and retention costs incurred, including those capitalized under the lease program but excluding the cost of replacing MPEG-2 HD subscriber equipment with our new MPEG-4 HD subscriber equipment, to be relatively unchanged with respect to the approximately $1,250 million spent in 2006. In addition, we expect subscriber acquisition cost per gross new subscriber (SAC) during 2007 to be within the range of $650 to $700 compared to $641 in 2006 primarily due to an anticipated increase in the percentage of new subscribers leasing advanced set-top boxes. The amount of upgrade and retention and subscriber acquisition costs capitalized for new subscribers under the lease program is also expected to be higher due to the full year effect of the lease program and an increase in the penetration of advanced set-top boxes.

        Free Cash Flow.    In 2006, The DIRECTV Group generated $1,185.9 million of free cash flow, defined as net cash provided by operating activities less cash paid for property and satellites. During 2007, we expect free cash flow to remain relatively consistent with 2006. The anticipated increase in operating profit before depreciation and amortization is anticipated to be offset by a significant increase in cash paid for income taxes due mostly to the utilization of our net operating loss carryforwards in 2006 and an increase in capital expenditures for leased subscriber equipment and broadcast equipment to support the launch of new local HD channels.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

			Change
Revenues By Segment:
	2006	2005	$	%
	(Dollars in Millions)
DIRECTV U.S.	$13,744.0	$12,216.1	$1,527.9	12.5%
DIRECTV Latin America	1,013.0	742.1	270.9	36.5%
Network Systems	—	211.4	(211.4)	(100.0)%
Corporate and Other	(1.5)	(5.1)	3.6	(70.6)%

Total Revenues	$14,755.5	$13,164.5	$1,591.0	12.1%

        The $1,591.0 million increase in our total revenues was due to the $1,527.9 million increase in revenues at DIRECTV U.S. and an increase of $270.9 million in revenues at DIRECTV Latin America, partially offset by the decrease in revenues from the Network Systems segment that resulted from the divestiture of the HNS business. We discuss these changes for each of our segments in more detail below.

        Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

			Change
Operating Costs and Expenses By Segment:
	2006	2005	$	%
	(Dollars in Millions)
DIRECTV U.S.	$11,396.3	$11,414.1	$(17.8)	(0.2)%
DIRECTV Latin America	934.0	760.8	173.2	22.8%
Network Systems	—	272.2	(272.2)	(100.0)%
Corporate and Other	68.4	84.8	(16.4)	(19.3)%

Total Operating Costs and Expenses	$12,398.7	$12,531.9	$(133.2)	(1.1)%

        The $133.2 million decrease in our total operating costs and expenses was primarily due to the $272.2 million decrease in operating costs and expenses at the Network Systems segment resulting from the divestiture of the HNS business partially offset by a $173.2 million increase at DIRECTV Latin America. We discuss these changes for each of our segments in more detail below.

        Interest Income.    Interest income decreased $4.6 million to $145.7 million in 2006 compared to $150.3 million in 2005. The decrease in interest income was due to lower average cash and short-term investment balances due mostly from the use of cash to fund the share repurchase program, partially offset by an increase in average interest rates.

        Interest Expense.    Interest expense increased $8.1 million to $245.7 million in 2006 from $237.6 million in 2005. The increase in total interest costs was due to higher average outstanding borrowings that resulted from our second quarter 2005 refinancing transactions, the assumption of the $210.0 million Sky Brazil bank loan and higher interest rates. These increases were partially offset by an increase in capitalized interest due to an increase in capitalized costs for satellites under construction. Interest expense was net of capitalized interest of $54.5 million in 2006 and $30.5 million in 2005.

        Other, Net.    Other, net increased by $106.8 million during 2006. The significant components of "Other, net" were as follows:

	2006	2005	Change
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$26.6	$0.7	$25.9
Net gain (loss) from sale of investments	14.4	(0.6)	15.0
Refinancing transaction expenses	—	(64.9)	64.9
Other	0.8	(0.2)	1.0

Total	$41.8	$(65.0)	$106.8

        The increase in equity earnings from unconsolidated affiliates was due mostly to $18.1 million of equity earnings attributable to our investment in Sky Mexico which was acquired on February 16, 2006 and $11.3 million of equity earnings recorded for HNS in 2006, partially offset by equity losses from other unconsolidated affiliates.

        The $14.4 million net pre-tax gain from the sale of investments for 2006 included a $13.5 million gain recorded on the sale of our remaining 50% interest in HNS LLC to SkyTerra and a $0.9 million gain related to the sale of other equity investments for $13.7 million in cash.

        During the second quarter of 2005, we completed a series of refinancing transactions that resulted in a pre-tax charge of $64.9 million ($40.0 million after tax), of which $41.0 million was associated with the premium that we paid for the redemption of a portion of DIRECTV U.S.' 8.375% senior notes and $23.9 million with our write-off of a portion of our deferred debt issuance costs and other transaction costs.

        Income Tax (Expense) Benefit.    We recognized income tax expense of $865.5 million in 2006 compared to $173.2 million in 2005. The change in income tax expense was primarily attributable to the change in income before income taxes and minority interests.

        Income (Loss) from Discontinued Operations.    We recognized a $31.3 million gain in 2005 in income (loss) from discontinued operations, net of taxes due to a favorable tax settlement, which we discuss in Note 20 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2006	2005	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$13,744.0	$12,216.1	$1,527.9	12.5%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	5,830.4	5,050.1	780.3	15.5%
Subscriber service expenses	1,057.1	935.4	121.7	13.0%
Broadcast operations expenses	179.3	145.8	33.5	23.0%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,844.5	2,675.8	(831.3)	(31.1)%
Upgrade and retention costs	851.7	1,106.5	(254.8)	(23.0)%
General and administrative expenses	760.3	802.3	(42.0)	(5.2)%
Depreciation and amortization expense	873.0	698.2	174.8	25.0%

Total Operating Costs and Expenses	11,396.3	11,414.1	(17.8)	(0.2)%

Operating Profit	$2,347.7	$802.0	$1,545.7	192.7%

Other Data:
Operating Profit Before Depreciation & Amortization	$3,220.7	$1,500.2	$1,720.5	114.7%

Total number of subscribers (000's)	15,953	15,133	820	5.4%
ARPU	$73.74	$69.61	$4.13	5.9%
Average monthly subscriber churn%	1.60%	1.70%	—	(5.9)%
Gross subscriber additions (000's)	3,809	4,170	(361)	(8.7)%
Net subscriber additions (000's)	820	1,193	(373)	(31.3)%
Average subscriber acquisition costs—per subscriber (SAC)	$641	$642	$(1)	(0.2)%

        Subscribers.    The decrease in average monthly subscriber churn to 1.60% and the 361,000 decrease in gross subscriber additions in 2006 were primarily due to more stringent credit policies we implemented beginning in the second quarter of 2005, and changes made to our distribution network to better align dealers with our objective to improve the overall credit quality of DIRECTV subscribers. DIRECTV U.S.' gross subscriber additions and churn were also affected by increased competition. The 373,000 reduction in the number of net new subscribers was mainly due to the lower number of gross subscriber additions.

        Revenues.    DIRECTV U.S.' revenues increased $1,527.9 million to $13,744.0 million resulting from higher ARPU and the larger subscriber base. The 5.9% increase in ARPU to $73.74 resulted primarily from price increases on programming packages and an increase in the number of subscribers paying mirroring, lease, DVR and HD programming fees.

        Total Operating Costs and Expenses.    DIRECTV U.S.' total operating costs and expenses decreased from $11,414.1 million to $11,396.3 million in 2006 due mostly to the capitalization of $1,071.5 million of set-top receivers in 2006 under our new lease program, decreased subscriber acquisition costs resulting from lower gross subscriber additions, and lower general and administrative costs. These decreases were partially offset by higher broadcast programming and other costs, and higher subscriber service, depreciation and amortization, and broadcast operations expenses. Operating costs and expenses as a percentage of revenues decreased from approximately 93% in 2005 to 83% in 2006, primarily due to the capitalization of set-top receivers under the lease program introduced on March 1, 2006, lower subscriber acquisition costs due to fewer gross subscriber additions and lower general and administrative costs.

        DIRECTV U.S.' broadcast programming and other costs increased $780.3 million primarily from the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls and costs incurred at our call centers to support the increase in the number of subscribers with advanced products. Broadcast operations expenses increased as a result of the costs to support new HD local channel markets and launch of new advanced products.

        The $831.3 million decrease in subscriber acquisition costs was primarily due to the capitalization of $598.6 million of set-top receivers under our new lease program and lower gross subscriber additions in 2006. Including the cost of set-top receivers capitalized under our retention and upgrade programs, upgrade and retention costs incurred increased by $218.1 million in 2006 due mostly to increased volume under our HD and HD-DVR upgrade programs. This increase in upgrade and retention costs incurred was offset by the capitalization of $472.9 million of leased set-top receivers in 2006, resulting in a net decrease of $254.8 million compared to the prior year. The $42.0 million decrease in general and administrative expenses resulted mainly from $122.6 million of lower bad debt expense, legal costs and severance costs in 2006, partially offset by an increase in inventory management costs, property taxes mostly associated with leased set-top receivers, and labor and employee benefit costs.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        The improvement of operating profit before depreciation and amortization of $1,720.5 million was primarily due to the gross profit generated from the higher revenues, the capitalization of $1,071.5 million of set-top receivers under the lease program, fewer gross subscriber additions, and lower general and administrative expenses, partially offset by an increase in upgrade and retention costs. The increase in operating profit of $1,545.7 million was primarily due to higher operating profit before depreciation and amortization, partially offset by the increase in depreciation and amortization expense.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2006	2005	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,013.0	$742.1	$270.9	36.5%
Operating Profit Before Depreciation & Amortization	243.8	141.5	102.3	72.3%
Operating Profit (Loss)	79.0	(18.7)	97.7	NM *
Other Data:
Total number of subscribers (000's)	2,711	1,593	1,118	70.2%
Net subscriber additions (losses) (000's)	1,118	(53)	1,171	NM
Net subscriber additions (excluding the Sky Brazil acquisition and DIRECTV Mexico shut-down) (000's)	249	149	100	67.1%
ARPU	$41.71	$39.20	$2.51	6.4%

*
Percentage not meaningful

        The 100,000 increase in net subscriber additions excluding the acquisition of 869,000 Sky Brazil subscribers and the 2005 shut-down of DIRECTV Mexico and migration of subscribers to the Sky Mexico platform, was due to strong growth throughout PanAmericana in 2006.

        The $270.9 million increase in revenues in 2006 compared to 2005 primarily resulted from the $205.2 million of added revenues from the acquisition of our interest in Sky Brazil in August 2006 and the increase in the number of subscribers.

        The $102.3 million improvement in operating profit before depreciation and amortization and operating profit was primarily due to the $60.7 million gain that we recorded in connection with the Sky Brazil transaction in August 2006, the $57.0 million gain that we recorded during 2006 for the completion of the Sky Mexico transaction, and an increase in gross profit resulting from the increase in revenues, partially offset by the $70.4 million gain recorded during 2005, also related to the Sky Mexico transaction, and a $10.6 million charge recorded in 2006 for the disposal of fixed assets.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

			Change
	2006	2005	$	%
	(Dollars in Millions)
Revenues	$—	$211.4	$(211.4)	N/A
Operating Loss Before Depreciation & Amortization	—	(60.8)	60.8	N/A
Operating Loss	—	(60.8)	60.8	N/A

        As a result of the divestitures of the HNS businesses described above, there were no operating results for the Network Systems segment during 2006. The $60.8 million operating loss before depreciation and amortization and operating loss for the year ended December 31, 2005 included a $25.3 million impairment charge related to the sale of 50% of HNS LLC in April 2005.

Corporate and Other

        Operating loss from Corporate and Other decreased to $69.9 million in 2006 from $89.9 million in 2005. The $20.0 million decrease was primarily due to higher pension expense in 2005 related to the divestitures described above, partially offset by higher legal expenses and benefit costs in 2006.

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

			Change
Revenues By Segment:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$12,216.1	$9,763.9	$2,452.2	25.1%
DIRECTV Latin America	742.1	675.2	66.9	9.9%
Network Systems	211.4	1,099.1	(887.7)	(80.8)%
Corporate and Other	(5.1)	(178.2)	173.1	(97.1)%

Total Revenues	$13,164.5	$11,360.0	$1,804.5	15.9%

        The increase in our total revenues was primarily due to the $2,452.2 million increase in revenues at the DIRECTV U.S. segment, partially offset by the decrease in revenues from the Network Systems segment resulting from the divestitures of the HNS businesses in 2005 and 2004. We discuss these changes for each of our segments in more detail below.

        Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

			Change
Operating Costs and Expenses By Segment:
	2005	2004	$	%
	(Dollars in Millions)
DIRECTV U.S.	$11,414.1	$9,742.0	$1,672.1	17.2%
DIRECTV Latin America	760.8	817.2	(56.4)	(6.9)%
Network Systems	272.2	2,877.6	(2,605.4)	(90.5)%
Corporate and Other	84.8	42.6	42.2	99.1%

Total Operating Costs and Expenses	$12,531.9	$13,479.4	$(947.5)	(7.0)%

        The decrease in our total operating costs and expenses was primarily due to the $2,605.4 million decrease in operating costs and expenses at the Network Systems segment, partially offset by the $1,672.1 million increase at the DIRECTV U.S. segment. We discuss these changes for each of our segments in more detail below.

        Interest Income.    Interest income increased to $150.3 million in 2005 compared to $50.6 million in 2004. The increase in interest income was due to an increase in average interest rates on higher average cash balances and short-term investments.

        Interest Expense.    Interest expense increased to $237.6 million in 2005 from $131.9 million in 2004. The increase in interest expense resulted primarily from the decrease in capitalized interest due to the completion of the construction of the SPACEWAY satellites, an increase in our outstanding borrowings and a higher interest rate on DIRECTV U.S.' credit facility. Interest expense was net of capitalized interest of $30.5 million in 2005 and $101.2 million in 2004.

        Reorganization Income.    Reorganization income of $43.0 million in 2004 includes a $62.6 million gain that resulted from the settlement of certain obligations in connection with the confirmation of the DLA LLC Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the DLA LLC reorganization. See Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further information.

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

        During the second quarter of 2005, DIRECTV U.S. completed a series of refinancing transactions that resulted in a pre-tax charge of $64.9 million ($40.0 million after tax), of which $41.0 million was associated with the premium that DIRECTV U.S. paid for the redemption of a portion of its 8.375% senior notes and $23.9 million with our write-off of a portion of our deferred debt issuance costs and other transaction costs.

        Income Tax (Expense) Benefit.    We recognized income tax expense of $173.2 million in 2005 compared to an income tax benefit of $690.6 million in 2004, which resulted from losses recorded in 2004. The increase in income tax expense was primarily attributable to higher income from continuing operations before income taxes, minority interests and cumulative effect of accounting change. The increase was partially offset by an income tax benefit recognized in 2005 due to the utilization of capital loss carryforwards and a benefit associated with a reduction in the amount of accrued foreign withholding taxes resulting from a favorable tax ruling in Mexico.

        Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations, net of taxes, which includes the results of operations of discontinued businesses and the loss recorded for the disposition of those operations, was as follows:

	2005	2004	Change
	(Dollars in Millions)
Income from discontinued operations, net of taxes	$—	$50.8	$(50.8)
Income (loss) on sale of discontinued operations, net of taxes	31.3	(633.1)	664.4

Income (loss) from discontinued operations, net of taxes	$31.3	$(582.3)	$613.6

        The $31.3 million gain in income on sale of discontinued operations resulted from a favorable tax settlement during the second quarter of 2005, which we discuss in Note 20 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

        The $50.8 million in income from discontinued operations relates to the PanAmSat and HSS businesses sold in 2004. Loss on sale of discontinued operations of $633.1 million in 2004 includes the loss recorded for the sale of PanAmSat, net of taxes, of $723.7 million, partially offset by the $90.7 million gain on HNS' sale of its approximate 55% interest in HSS. The discontinued operations of PanAmSat and HSS are more fully discussed in "Divestitures" above.

        Cumulative Effect of Accounting Change.    The $310.5 million cumulative effect of accounting change, net of taxes, in 2004 was due to our change in our method of accounting for subscriber acquisition, upgrade and retention costs.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$12,216.1	$9,763.9	$2,452.2	25.1%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	5,050.1	4,010.5	1,039.6	25.9%
Subscriber service expenses	935.4	740.2	195.2	26.4%
Broadcast operations expenses	145.8	129.7	16.1	12.4%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,675.8	2,644.9	30.9	1.2%
Upgrade and retention costs	1,106.5	993.2	113.3	11.4%
General and administrative expenses	802.3	662.3	140.0	21.1%
Depreciation and amortization expense	698.2	561.2	137.0	24.4%

Total Operating Costs and Expenses	11,414.1	9,742.0	1,672.1	17.2%

Operating Profit	$802.0	$21.9	$780.1	NM *

Other Data:
Operating Profit Before Depreciation & Amortization	$1,500.2	$583.1	$917.1	NM

Total number of subscribers (000's)	15,133	13,940	1,193	8.6%
ARPU	$69.61	$66.95	$2.66	4.0%
Average monthly subscriber churn%	1.70%	1.59%	—	6.9%
Gross subscriber additions (000's) (1)	4,170	4,218	(48)	(1.1)%
Net subscriber additions (000's)	1,193	1,728	(535)	(31.0)%
Average subscriber acquisition costs—per subscriber (SAC) (2)	$642	$643	$(1)	(0.2)%

*
Percentage not meaningful

(1)
Gross subscriber additions for 2004 excludes the 1.4 million subscribers purchased as part of the NRTC and Pegasus transactions.

(2)
Gross subscriber additions used in the calculation of SAC also do not include subscribers added in the former NRTC and Pegasus territories prior to the NRTC and Pegasus transactions in 2004.

        Subscribers.    The increase in average monthly subscriber churn to 1.70% was primarily due to higher involuntary churn from higher risk subscribers acquired in 2004 and early 2005, and a more competitive marketplace. The 48,000 decrease in gross subscriber additions in 2005 was mainly due to more stringent credit policies implemented beginning in the second quarter of 2005. The 535,000 reduction in the number of net new subscribers was mainly due to the higher churn on a larger subscriber base.

        Revenues.    DIRECTV U.S. revenues increased $2,452.2 million to $12,216.1 million resulting from higher ARPU on the larger subscriber base and the full year effect of the Pegasus and NRTC subscribers that we purchased in the second half of 2004. The 4.0% increase in ARPU to $69.61 resulted primarily from price increases on programming packages and higher mirroring fees from an increase in the average number of set-top receivers per subscriber.

        Total Operating Costs and Expenses.    DIRECTV U.S. total operating costs and expenses increased $1,672.1 million to $11,414.1 million resulting primarily from higher costs for programming, subscriber service expenses, general and administrative expenses, depreciation and amortization expense, and customer upgrade and retention initiatives. Operating costs and expenses as a percentage of revenues decreased from 100% in 2004 to 93% in 2005 mostly due to the stabilization of costs in key areas such as subscriber acquisition, upgrade and retention.

        DIRECTV U.S. programming and other costs increased $1,039.6 million primarily as a result of the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased primarily as a result of the larger subscriber base.

        Subscriber acquisition costs were stable in 2005 compared to 2004. However, SAC per subscriber was slightly lower due to a decrease in the cost of set-top receivers, mostly offset by an increase in the number of set-top receivers provided to new subscribers, including a greater number of higher cost HD and DVR products.

        Increased volume under our movers and HD upgrade programs drove most of the $113.3 million increase in upgrade and retention costs. Under these programs, we provide additional equipment, plus installation, to existing subscribers at significantly reduced prices.

        The $140.0 million increase in general and administrative expenses resulted primarily from higher bad debt expense resulting from the increase in the subscriber base and involuntary churn discussed above, and an increase in other expenses, such as labor, benefits and consulting, to support the larger business.

        The $137.0 million increase in depreciation and amortization expense resulted primarily from higher amortization expense of $181.0 million resulting from the intangible assets recorded as part of the NRTC and Pegasus transactions, partially offset by lower depreciation expense resulting from assets becoming fully depreciated in 2005.

        The improvement of operating profit before depreciation and amortization of $917.1 million was primarily due to the gross profit generated from the higher revenues partially offset by an increase in upgrade and retention costs and general and administration expenses. The improvement in operating profit of $780.1 million was primarily due the increase in operating profit before depreciation and amortization, partially offset by the increase in depreciation and amortization expense.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$742.1	$675.2	$66.9	9.9%
Operating Profit Before Depreciation & Amortization	141.5	45.9	95.6	NM
Operating Loss	(18.7)	(142.0)	123.3	(86.8)%
Other Data:
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

        The increase in revenues in 2005 resulted primarily from the increase in ARPU on a larger subscriber base across the region as well as the effects of the consolidation of Sky Chile and Sky Colombia in October 2004, partially offset by the shut-down of DIRECTV Mexico. The increase in ARPU was primarily due to the effects of the consolidation of Sky Chile and Sky Colombia in October 2004, selected price increases in the region, and the appreciation of the Brazilian Real.

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

        The decrease in revenues, operating loss before depreciation and amortization and operating loss resulted primarily from the divestitures of the HNS businesses. Operating loss before depreciation and amortization and operating loss in 2004 include asset impairment charges of $1,466.1 million related to SPACEWAY and $190.6 million for the SkyTerra transactions, as well as $25.6 million in severance charges associated with the HNS related transactions discussed above in "Divestitures."

Corporate and Other

        The elimination of revenues decreased to $5.1 million in 2005 from $178.2 million in 2004. The revenue elimination resulted mostly from the elimination of sales from HNS to DIRECTV prior to the sale of HNS' set-top receiver manufacturing business in June 2004.

        The operating loss from Corporate and Other decreased to $89.9 million in 2005 from $220.8 million in 2004. Operating loss in 2004 included $16.5 million in higher stock compensation costs and non-recurring charges in the amount of $113.0 million for retention benefits, severance and related costs under our pension benefit plans resulting from headcount reductions and the strategic transactions discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2006, our cash and cash equivalent balances and short-term investments totaled $2.67 billion compared with $4.38 billion at December 31, 2005. The $1.71 billion decrease resulted primarily from the use of $2.98 billion of cash for the share repurchase program, $1.98 billion of cash for the acquisition of property and satellites, $373.0 million of cash for the acquisition of our equity interest in Sky Mexico, and $100.2 million of cash for the repayment of other long-term obligations. These cash uses were partially offset by $3.16 billion of cash provided by operations, $182.4 million of cash received from the sale of investments including the investments in HNS LLC and a portion of our investment in Sky Mexico, $257.1 million of cash received from the exercise of stock options by employees, and $141.6 million of cash received from the collection of notes receivable.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.37 at December 31, 2006 and 2.16 at December 31, 2005. Working capital decreased by $2,035.2 million to $1,233.1 million at December 31, 2006 from working capital of $3,268.3 million at December 31, 2005. The decrease in our current ratio during the period was mostly due to the decline in our cash and short-term investment balances resulting from the changes discussed above.

        As of December 31, 2006, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility. The DIRECTV U.S. credit facility is available until 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        In 2006, we generated $1,185.9 million of free cash flow, defined as net cash provided by operating activities less cash paid for property and satellites. During 2007, we expect free cash flow to remain relatively consistent with 2006. An anticipated increase in operating profit before depreciation and amortization is anticipated to be offset by a significant increase in cash paid for income taxes due mostly to the utilization of our net operating loss carrforwards in 2006 and an increase in capital expenditures for leased subscriber equipment and broadcast equipment to support the launch of new local HD channels.

        Through December 31, 2006, we have repurchased 184.1 million shares for $2.98 billion, at an average price of $16.16 per share, under our $3.0 billion share repurchase program, which we completed in February 2007.

        On February 27, 2007, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of our common stock, using our available cash and cash from operations, from time to time through open market purchases or negotiated transactions. The program may be suspended or discontinued at any time.

        In January 2007, we used $325.0 million in cash for the acquisition of Darlene's 14% minority interest in DLA LLC and $210.0 million in cash in connection with the assignment of the Sky Brazil bank loan to a wholly-owned subsidiary of The DIRECTV Group by the lending banks.

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

        In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our Term Loans under DIRECTV U.S.' senior secured credit facility.

        Debt.    At December 31, 2006, we had $3,615.3 million in total outstanding borrowings, bearing a weighted average interest rate of 7.1%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a credit facility of DIRECTV U.S. as more fully described in Note 9 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

        Our short-term borrowings, notes payable, credit facility and other borrowings mature as follows: $220.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009; $297.5 million in 2010; $97.6 million in 2011; and $2,852.1 million thereafter. However, these amounts do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility. We were not required to make a prepayment for the years ended December 31, 2006 and 2005.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

        The following table sets forth our contractual obligations as of December 31, 2006, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Item 8 referenced in the table.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-Term Debt Obligations (Note 9) (a)	$5,141.8	$462.6	$617.1	$826.4	$3,235.7
Purchase Obligations (Note 20) (b)	4,613.0	1,070.2	1,903.2	1,502.2	137.4
Operating Lease Obligations (Note 20) (c)	594.3	90.6	171.8	164.5	167.4
Capital Lease Obligations (Note 20)	140.2	49.2	15.2	15.2	60.6
Other Long-Term Liabilities Reflected on the Consolidated Balance Sheets under GAAP (Notes 3 and 20) (d)	379.5	72.1	158.1	135.1	14.2

Total	$10,868.8	$1,744.7	$2,865.4	$2,643.4	$3,615.3

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2006, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

(b)
Purchase obligations consist of broadcast programming commitments, satellite construction contracts and service contract commitments. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Satellite construction contracts typically exclude the cost to insure and launch satellites. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as customer call center operations, billing services and telemetry, tracking and control services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

(c)
Certain of the operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

(d)
Other long-term liabilities consist of amounts DIRECTV U.S. owes to the NRTC for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions and satellite contracts.

Off-Balance Sheet Arrangements

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $11.3 million at December 31, 2006.

Contingencies

        For a discussion of contingencies, see Note 20 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

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

        Multi-Year Programming Contracts for Live Sporting Events.    We charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments, such as DIRECTV U.S.' agreement with the NFL, to expense based on the ratio of each period's contract revenues to the estimated total contract revenues to be earned over the contract period. Management evaluates estimated total contract revenues at least annually. Estimates of forecasted revenues rely on assumptions regarding the number of subscribers to a given sporting events package and the estimated package price throughout the contract. While we base our estimates on past experience and other relevant factors, actual results could differ from our estimates. If actual results were to significantly vary from forecasted amounts, the profit recorded on such contracts in a future period could vary from current rates and the resulting change in profits recorded could be material to our consolidated results of operations.

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

        We assess the recoverability of deferred tax assets at each reporting date and where applicable, record a valuation allowance to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operating activities differs from forecasted amounts, or if we change our estimates of forecasted income from operating activities, we could record additional charges in order to adjust the carrying value of deferred tax assets to their realizable amount. Such charges could be material to our consolidated results of operations and financial position.

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

        Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2006, and determined that there was no impairment of goodwill or intangible assets with indefinite lives.

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

        Recognition of Rebate Related to Long-Term Purchase Agreement.    As part of our sale of HNS' set-top receiver manufacturing operations to Thomson in June 2004, DIRECTV U.S. entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. As part of this agreement, as amended, DIRECTV U.S. can earn a $57.0 million rebate from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers equal at least $4 billion over the initial five-year contract term plus an additional one-year optional extension period, or the Contract Term. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $57.0 million rebate during the Contract Term. DIRECTV U.S. bases its probability assessment for meeting the minimum purchase requirement on its current and future business projections, including its belief that existing and new subscribers will likely acquire new set-top receivers due to certain technological advances. Any negative trends in the purchase of set-top receivers for existing and new subscribers may materially impact its ability to earn the rebate. On a quarterly basis, DIRECTV U.S. assesses whether the rebate is probable over the Contract Term. If DIRECTV U.S. subsequently determines that it is no longer probable that it will earn the rebate, DIRECTV U.S. would be required to reverse the amount of the credit recognized to date as a charge to the Consolidated Statements of Operations and an increase in the capitalized value of leased set-top receivers at the time such determination is made. See Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further discussion.

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

        For a discussion of accounting changes and new accounting pronouncements see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

SECURITY RATINGS

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due. Ratings in the Baa range for Moody's Investors Service and the BBB range for Standard & Poor's Ratings Services, or S&P, generally indicate adequate current protection of interest payments and principal security, with certain protective elements lacking. Ratings in the Ba range for Moody's and the BB range for S&P, generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

The Company

        Effective January 24, 2005, Moody's no longer provides a security rating for us, consistent with its normal practice of providing a rating for only the primary debt issuer. Accordingly, Moody's provides security ratings only for DIRECTV U.S., as described below.

        On February 2, 2005, S&P affirmed our long-term corporate rating of BB and revised the outlook to stable from positive.

DIRECTV U.S.

        On April 4, 2005, in connection with our April 2005 refinancing transactions, Moody's assigned a Ba1 rating to DIRECTV U.S.' senior secured credit facility. In addition, it affirmed DIRECTV U.S.'

Ba2 Corporate Family Rating and Ba2 senior unsecured ratings. On June 8, 2005, Moody's assigned a Ba2 rating to DIRECTV U.S.' 6.375% senior notes discussed in Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. On September 22, 2006, Moody's changed DIRECTV U.S.' senior secured rating from Ba1 to Baa3 and DIRECTV U.S.' senior unsecured rating from Ba2 to Ba3 in connection with the implementation of its new rating methodology. The DIRECTV U.S.' Corporate Family Rating was unchanged and all ratings remained on stable outlook. On December 22, 2006, Moody's affirmed DIRECTV U.S.' ratings, but changed DIRECTV U.S.' outlook from stable to negative, following the announcement of the pending transaction between News Corporation and Liberty.

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

Foreign Currency Risk

        We generally conduct our business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of December 31, 2006, we had no significant foreign currency exchange contracts outstanding. The impact of a hypothetical 10% adverse change in exchange rates on the fair values of foreign currency denominated assets and liabilities would be a loss of $18.9 million, net of taxes, at December 31, 2006.

Interest Rate Risk

        We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $3,612.5 million at December 31, 2006, excluding unamortized bond premium, which consisted primarily of DIRECTV U.S.' fixed rate borrowings of $1,910.0 million and variable rate borrowings of $1,702.5 million. As of December 31, 2006, a hypothetical one percentage point increase in interest rates related to our outstanding variable rate debt would have increased our annual interest expense by approximately $17 million.

***

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The DIRECTV Group, Inc.
El Segundo, California

        We have audited the accompanying consolidated balance sheets of The DIRECTV Group, Inc. (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The DIRECTV Group, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2004, the Company changed its method of accounting for subscriber acquisition, upgrade and retention costs and effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 28, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$14,755.5	$13,164.5	$11,360.0
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,200.9	5,485.3	4,996.5
Subscriber service expenses	1,111.3	981.9	779.9
Broadcast operations expenses	285.6	254.1	196.7
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisitions costs	1,945.3	2,751.6	2,703.8
Upgrade and retention costs	869.6	1,117.0	1,002.4
General and administrative expenses	1,069.3	1,133.9	1,268.9
(Gain) loss from disposition of businesses and impairment charges, net	(117.7)	(45.1)	1,693.2
Depreciation and amortization expense	1,034.4	853.2	838.0

Total Operating Costs and Expenses	12,398.7	12,531.9	13,479.4

Operating Profit (Loss)	2,356.8	632.6	(2,119.4)
Interest income	145.7	150.3	50.6
Interest expense	(245.7)	(237.6)	(131.9)
Reorganization income	—	—	43.0
Other, net	41.8	(65.0)	397.6

Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	2,298.6	480.3	(1,760.1)
Income tax (expense) benefit	(865.5)	(173.2)	690.6
Minority interests in net (earnings) losses of subsidiaries	(13.0)	(2.5)	13.1

Income (loss) from continuing operations before cumulative effect of accounting changes	1,420.1	304.6	(1,056.4)
Income (loss) from discontinued operations, net of taxes	—	31.3	(582.3)

Income (loss) before cumulative effect of accounting changes	1,420.1	335.9	(1,638.7)
Cumulative effect of accounting changes, net of taxes	—	—	(310.5)

Net Income (Loss)	$1,420.1	$335.9	$(1,949.2)

Basic Income (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$1.13	$0.22	$(0.77)
Income (loss) from discontinued operations, net of taxes	—	0.02	(0.42)
Cumulative effect of accounting changes, net of taxes	—	—	(0.22)

Net Income (Loss)	$1.13	$0.24	$(1.41)

Diluted Income (Loss) Per Common Share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$1.12	$0.22	$(0.77)
Income (loss) from discontinued operations, net of taxes	—	0.02	(0.42)
Cumulative effect of accounting changes, net of taxes	—	—	(0.22)

Net Income (Loss)	$1.12	$0.24	$(1.41)

Weighted average number of common shares outstanding (in millions):
Basic	1,261.5	1,388.4	1,384.8
Diluted	1,269.9	1,394.8	1,384.8

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in Millions, Except Share Data)
ASSETS
Current Assets
Cash and cash equivalents	$2,499.0	$3,701.3
Short-term investments	170.2	683.2
Accounts and notes receivable, net of allowances of $66.4 and $80.5	1,345.2	1,033.2
Inventories	147.9	283.1
Deferred income taxes	166.0	163.3
Prepaid expenses and other	227.3	232.3

Total Current Assets	4,555.6	6,096.4
Satellites, net	2,008.4	1,875.5
Property and Equipment, net	2,444.8	1,199.2
Goodwill	3,515.0	3,045.3
Intangible Assets, net	1,810.6	1,878.0
Deferred Income Taxes	—	492.4
Investments and Other Assets	806.7	1,043.4

Total Assets	$15,141.1	$15,630.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,815.9	$2,541.8
Unearned subscriber revenues and deferred credits	286.2	276.6
Short-term borrowings and current portion of long-term debt	220.4	9.7

Total Current Liabilities	3,322.5	2,828.1
Long-Term Debt	3,394.9	3,405.3
Other Liabilities and Deferred Credits	1,680.7	1,407.6
Commitments and Contingencies
Minority Interests	62.2	49.2
Stockholders' Equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized, 1,226,490,193 shares and 1,391,031,989 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	9,836.2	10,956.2
Accumulated deficit	(3,106.7)	(3,002.2)
Accumulated Other Comprehensive Loss	(48.7)	(14.0)

Total Stockholders' Equity	6,680.8	7,940.0

Total Liabilities and Stockholders' Equity	$15,141.1	$15,630.2

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net of taxes	Total Stockholders' Equity	Comprehensive Income (Loss), net of taxes
	(Dollars in Millions, Except Share Data)
Balance at January 1, 2004	1,383,649,451	$10,817.5	$(1,388.9)	$202.5	$9,631.1
Net Loss			(1,949.2)		(1,949.2)	$(1,949.2)
Stock options exercised	2,139,782	23.0			23.0
Share-based compensation expense		57.1			57.1
DIRECTV Latin America reorganization		(31.5)			(31.5)
Other	25,226	3.8			3.8
Minimum pension liability adjustment, net of tax				7.4	7.4	7.4
Foreign currency translation adjustments				14.8	14.8	14.8
Unrealized gains (losses) on securities, net of tax:
Unrealized holding losses				(5.6)	(5.6)	(5.6)
Less: reclassification adjustment for net gains recognized during the year				(243.8)	(243.8)	(243.8)

Comprehensive loss						$(2,176.4)

Balance at December 31, 2004	1,385,814,459	10,869.9	(3,338.1)	(24.7)	7,507.1
Net Income			335.9		335.9	$335.9
Stock options exercised and restricted stock units vested and distributed	5,217,530	45.2			45.2
Share-based compensation expense		40.6			40.6
Other		0.5			0.5
Minimum pension liability adjustment, net of tax				7.0	7.0	7.0
Foreign currency translation adjustments				2.6	2.6	2.6
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains				0.7	0.7	0.7
Less: reclassification adjustment for net losses recognized during the year				0.4	0.4	0.4

Comprehensive income						$346.6

Balance at December 31, 2005	1,391,031,989	10,956.2	(3,002.2)	(14.0)	7,940.0
Net Income			1,420.1		1,420.1	$1,420.1
Stock repurchased and retired	(184,115,524)	(1,452.5)	(1,524.6)		(2,977.1)
Stock options exercised and restricted stock units vested and distributed	19,573,728	257.1			257.1
Share-based compensation expense		39.4			39.4
Tax benefit from stock option exercises		42.3			42.3
Other		(6.3)			(6.3)
Minimum pension liability adjustment, net of tax				23.8	23.8	23.8
Adjustment to initially record funded status of defined benefit plans upon adoption of SFAS No. 158, net of tax				(46.4)	(46.4)
Foreign currency translation adjustments				2.2	2.2	2.2
Unrealized gains (losses) on securities, net of tax:
Unrealized holding losses				(13.7)	(13.7)	(13.7)
Less: reclassification adjustment for net gains recognized during the year				(0.6)	(0.6)	(0.6)

Comprehensive income						$1,431.8

Balance at December 31, 2006	1,226,490,193	$9,836.2	$(3,106.7)	$(48.7)	$6,680.8

Reference should be made to the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Income (Loss)	$1,420.1	$335.9	$(1,949.2)
Cumulative effect of accounting changes, net of taxes	—	—	310.5
Income (loss) from discontinued operations, net of taxes	—	(31.3)	582.3

Income (loss) from continuing operations before cumulative effect of accounting changes	1,420.1	304.6	(1,056.4)
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of accounting changes to net cash provided by operating activities:
Depreciation and amortization	1,034.4	853.2	838.0
(Gain) loss on disposition of businesses and impairment charges, net	(117.7)	(45.1)	1,693.2
Equity in (earnings) losses from unconsolidated affiliates	(26.6)	(0.7)	0.2
Net (gain) loss from sale of investments	(14.4)	0.6	(396.5)
Loss on disposal of fixed assets	19.7	2.5	24.9
Share-based compensation expense	39.4	40.6	57.1
Write-off of debt issuance costs	—	19.0	—
Deferred income taxes and other	770.0	188.1	(850.4)
Accounts receivable credited against Pegasus purchase price	—	—	(220.2)
Change in other operating assets and liabilities, net of assets and liabilities acquired
Accounts and notes receivable	(282.8)	(129.5)	18.8
Inventories	139.0	(158.7)	23.2
Prepaid expenses and other	(11.7)	(34.7)	(20.8)
Accounts payable and accrued liabilities	158.3	312.1	(148.4)
Unearned subscriber revenue and deferred credits	1.5	15.1	60.7
Other, net	32.8	(195.2)	205.2

Net Cash Provided by Operating Activities	3,162.0	1,171.9	228.6

Cash Flows from Investing Activities
Purchase of short-term investments	(2,516.5)	(4,672.7)	(4,255.3)
Sale of short-term investments	3,028.6	4,512.1	4,077.5
Investment in companies, net of cash acquired	(389.5)	(1.1)	(388.5)
Cash paid for acquired assets	(4.0)	(3.3)	(965.8)
Cash paid for property and equipment	(1,753.8)	(489.2)	(476.4)
Cash paid for satellites	(222.3)	(399.5)	(546.7)
Proceeds from sale of investments	182.4	113.1	510.5
Proceeds from collection of notes receivable	141.6	—	—
Proceeds from sale of property	13.2	—	—
Proceeds from sale of businesses	—	246.0	2,918.4
Other, net	(15.9)	(28.7)	13.1

Net Cash (Used in) Provided by Investing Activities	(1,536.2)	(723.3)	886.8

Cash Flows from Financing Activities
Common shares repurchased and retired	(2,977.1)	—	—
Net decrease in short-term borrowings	(1.9)	(2.5)	(6.2)
Long-term debt borrowings	—	3,003.3	1.2
Repayment of long-term debt	(7.5)	(2,005.5)	(214.8)
Debt issuance costs	—	(4.7)	(2.4)
Excess tax benefit from share-based compensation	1.5	—	—
Repayment of other long-term obligations	(100.2)	(90.5)	(43.5)
Stock options exercised	257.1	45.2	23.0

Net Cash (Used in) Provided by Financing Activities	(2,828.1)	945.3	(242.7)

Net cash and cash equivalents (used in) provided by continuing operations	(1,202.3)	1,393.9	872.7

Cash Flows from Discontinued Operations
Net Cash Provided by Operating Activities	—	—	276.1
Net Cash Provided by Investing Activities	—	—	62.5
Net Cash Used in Financing Activities	—	—	(338.6)

Net cash and cash equivalents used in discontinued operations	—	—	—

Net (decrease) increase in cash and cash equivalents	(1,202.3)	1,393.9	872.7
Cash and cash equivalents at beginning of the year	3,701.3	2,307.4	1,434.7

Cash and cash equivalents at end of the year	$2,499.0	$3,701.3	$2,307.4

Supplemental Cash Flow Information
Cash paid for interest	$242.8	$239.5	$128.5
Cash paid (refunded) for income taxes	30.3	13.2	(49.2)

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

        The DIRECTV Group, Inc., which we sometimes refer to as the company, we, or us, was incorporated in Delaware in 1977. We are a leading provider of digital television entertainment in the United States and Latin America. Our two business segments, DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location, are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers.

  •
  DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States.

  •
  DIRECTV Latin America.    DIRECTV Latin America, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, a group of companies that includes our 86% owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, and its wholly-owned subsidiaries that provide services in countries other than Brazil and Mexico; Sky Brasil Servicos Ltda., which we refer to as Sky Brazil, of which we own 74%; and Innova, S. de R.L. de C.V., or Sky Mexico, of which we own 41%, and is carried as an equity method investment. See Note 3 for additional information regarding the acquisition of our interests in Sky Brazil and Sky Mexico during 2006 and Note 20 regarding the January 2007 acquisition of the 14% minority interest in DLA LLC for $325.0 million in cash.

        Through April 22, 2005 we also operated the Network Systems segment, which was a provider of satellite-based private business networks and consumer broadband Internet access. Subsequent to the April 22, 2005 sale of a 50% interest in our former Hughes Network Systems business to SkyTerra Communications, Inc., we accounted for our investment in HNS under the equity method of accounting until the sale of the remaining 50% interest in January 2006. During 2004, we completed the sale of our 80.4% interest in PanAmSat Corporation and a 55% interest in Hughes Software Systems, or HSS. Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat, and HSS, have been excluded from our results from continuing operations for all periods presented herein. Consequently, the financial results of PanAmSat and HSS are presented in our Consolidated Statements of Operations in a single line item entitled "Income (loss) from discontinued operations, net of taxes." See Note 3 for additional information regarding the HNS, PanAmSat and HSS divestitures.

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

Revenue Recognition

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, our published programming guide, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenue and deferred credits" in the Consolidated Balance Sheets until earned.

Broadcast Programming and Other

        We recognize the costs of television programming distribution rights when we distribute the related programming. We recognize the costs of television programming rights to distribute live sporting events for a season or tournament to expense using the straight-line method over the course of the season or tournament. However, we recognize the costs for live sporting events with multi-year contracts and minimum guarantee payments based on the ratio of each period's revenues to the estimated total contract revenues to be earned over the contract period. We evaluate estimated total contract revenues at least annually.

        We defer advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal and recognize them as a reduction of "Broadcast programming and other" in the Consolidated Statements of Operations on a straight-line basis over the related contract term. We record equity instruments at fair value based on quoted market prices or values determined by management, which may include independent third party valuations. Through the end of 2006, we also recorded the amortization of a provision for above-market programming contracts that we recorded in connection with the 1999 acquisition of certain premium subscription programming contracts from United States Satellite Broadcasting Company, Inc. as a reduction of programming costs.

Subscriber Acquisition Costs

        Subscriber acquisition costs consist of costs we incur to acquire new subscribers. We include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers in subscriber acquisition costs. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers which we capitalize in "Property and Equipment, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel our service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. DIRECTV U.S. implemented a lease program on March 1, 2006, after which most set-top receivers provided to new subscribers are capitalized. We include the amount of our set-top receivers capitalized each period for subscriber acquisition activities in the Consolidated Statement of Cash Flows under the caption "Cash paid for property and equipment." See Note 5 below for additional information.

Upgrade and Retention Costs

        Upgrade and retention costs in consist primarily of costs we incur for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, digital video recorder, or DVR, high-definition, or HD, local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers which we capitalize in "Property and Equipment, net" in the Consolidated Balance Sheets. DIRECTV U.S. implemented a lease program on March 1, 2006, after which most set-top receivers provided to existing subscribers under upgrade and retention programs are capitalized. We include the amount of our set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statement of Cash Flows under the caption "Cash paid for property and equipment." See Note 5 below for additional information.

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments we purchase with original maturities of three months or less.

Inventories

        We state inventories at the lower of average cost or market. Inventories consist of finished goods for DIRECTV System equipment and DIRECTV System conditional access cards.

Property, Satellites and Depreciation

        We carry property and satellites at cost, net of accumulated depreciation. The amounts we capitalize for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance, incentive obligations and related capitalized interest. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

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

        We amortize other intangible assets using the straight-line method over their estimated useful lives, which range from 5 to 15 years.

Valuation of Long-Lived Assets

        We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, or other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal.

Foreign Currency

        The U.S. dollar is the functional currency of most of our foreign operations. We recognize gains and losses resulting from remeasurement of these operations foreign currency denominated assets, liabilities and transactions into the U.S. dollar in the Consolidated Statements of Operations.

        We also have foreign operations where the local currency is their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. We record the resulting translation adjustment as part of accumulated other comprehensive income (loss), which we refer to as OCI, a separate component of stockholders' equity.

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

        The carrying value of cash and cash equivalents, short-term investments, accounts and notes receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2006 and 2005.

Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Share-Based Payment

        We grant restricted stock units and common stock options to our employees. We recognize compensation expense equal to the fair value of the stock-based award at grant over the course of its requisite service period following Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R, which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," as amended.

        We record compensation expense for restricted stock units and stock options on a straight-line basis over the service period of up to four years based upon the value of the award on the date approved, reduced for estimated forfeitures and adjusted for anticipated payout percentages related to the achievement of performance targets.

Income Taxes

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

Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising expenses, net of payments received from programming content providers for marketing support, were $232.7 million in 2006, $199.0 million in 2005 and $170.1 million in 2004.

Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $100 each, to a large number of individual residential subscribers throughout the United States and most of Latin America. As applicable, we maintain allowances for anticipated losses.

Accounting Changes

        Defined Benefit Postretirement Plans.    On December 31, 2006, we adopted certain provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." As a result, we now recognize the funded status of our defined benefit postretirement plans in our Consolidated Balance Sheets. Additionally, we will recognize changes in the funded status of our defined benefit postretirement plans as a component of other comprehensive income, net of tax, in Stockholders' Equity in the Consolidated Balance Sheets, in the year in which the changes occur.

        Additionally, SFAS No. 158 will require us to measure our plans' assets and liabilities as of the end of our fiscal year, which we expect to implement as of December 31, 2007.

        The adoption of the provisions of SFAS No. 158 to recognize the funded status of our benefit plans had the following effect on our Consolidated Balance Sheet as of December 31, 2006:

	Pension Benefits
	Before Adoption of SFAS No. 158	Adjustment	After Adoption of SFAS No. 158
	(Dollars in Millions)
Noncurrent benefit asset	$44.3	$(44.3)	$—
Intangible asset	7.7	(7.7)	—
Long-term deferred tax assets	6.5	27.8	34.3

Total assets	$58.5	$(24.2)	$34.3

Accounts payable and accrued liabilities	$(16.9)	$7.1	$(9.8)
Other long term liabilities and deferred credits	(36.1)	(28.8)	(64.9)

Total liabilities	$(53.0)	$(21.7)	$(74.7)

Accumulated other comprehensive loss	$10.6	$45.9	$56.5
	Other Postretirement Benefits
	Before Adoption of SFAS No. 158	Adjustment	After Adoption of SFAS No. 158
	(Dollars in Millions)
Long-term deferred tax assets	$—	$0.3	$0.3

Accounts payable and accrued liabilities	$(2.6)	$(0.7)	$(3.3)
Other long term liabilities and deferred credits	(24.6)	(0.1)	(24.7)

Total liabilities	$(27.2)	$(0.8)	$(28.0)

Accumulated other comprehensive loss	$—	$0.5	$0.5

        Share-Based Payment.    On January 1, 2006, we adopted SFAS No. 123R which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this standard did not have a significant effect on our consolidated results of operations or financial position, as the fair value based calculation of compensation expense under SFAS No. 123R is substantially similar to the calculation we applied under SFAS No. 123. However, as a result of the adoption of SFAS No. 123R, beginning in the first quarter of 2006, we report the excess income tax benefit associated with the exercise of stock options or pay-out of restricted stock units as a cash flow from financing activities in our Consolidated Statements of Cash Flows.

        Subscriber Acquisition, Upgrade and Retention Costs.    Effective January 1, 2004, DIRECTV U.S. changed its method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. We continue to capitalize set-top receivers provided under our lease programs. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance, which amounted to $503.9 million as of December 31, 2003 as a cumulative effect of accounting change. The amount of the cumulative effect was $310.5 million, net of taxes.

        Other.    On January 1, 2006, we adopted SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.". SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. The adoption of SFAS No. 154 on January 1, 2006 had no effect on our consolidated results of operations or financial position.

New Accounting Standards

        In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We are currently assessing the effect SFAS No. 159 may have, if any, to our consolidated results of operations or financial position when adopted on January 1, 2008.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. We do not expect the adoption of SFAS No. 157 on January 1, 2008 to have any effect on our consolidated results of operations or financial position.

        In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider." EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. We are currently assessing the effect EITF No. 06-1 may have, if any, to our consolidated results of operations when adopted, as required, on January 1, 2008.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements according to SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Additionally, FIN 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. Any adjustment resulting from the adoption of FIN 48 will be recorded as an adjustment to our accumulated deficit in the Consolidated Balance Sheets. FIN 48 is effective for fiscal periods beginning after December 15, 2006. We are currently assessing the effect FIN 48 may have, if any, to our consolidated results of operations and financial position.

Note 3: Acquisitions, Divestitures and Other Transactions

Acquisitions

  Sky Transactions

        During 2006 we completed the last in a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International, or Liberty, which we refer to as the Sky Transactions as further described below. The Sky Transactions resulted in the combination of the direct-to-home satellite platforms of DIRECTV and SKY in Latin America into a single platform in each of the major territories in the region.

        Brazil.    On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., or GLB, with and into Sky Brazil, and completed the purchase of News Corporation's and Liberty's interests in Sky Brazil. As a result of these transactions, we hold a 74% interest in the combined business. The purchase consideration for the transactions amounted to $670.0 million, including $396.4 million in cash paid, of which we paid $362.0 million to News Corporation and Liberty in 2004 and $30.0 million to News Corporation in August 2006, the $63.6 million fair value of the reduction of our interest in GLB resulting from the merger and the assumption of Sky Brazil's $210.0 million bank loan.

        We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating the results of Sky Brazil from the date of acquisition. We also accounted for the reduction of our interest in GLB resulting from the merger as a partial sale pursuant to EITF No. 90-13 "Accounting for Simultaneous Common Control Mergers," which resulted in us recording a one-time pre-tax gain during the third quarter of 2006 of approximately $60.7 million in "Gain from disposition of businesses, net" in the Consolidated Statements of Operations. The December 31, 2006 consolidated financial statements reflect a preliminary allocation of the $670.0 million purchase price to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $41.5 million in cash. Amounts allocated to tangible and intangible assets, primarily subscriber related, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of independent appraisals and additional analyses currently in process. Based on preliminary estimates, we have allocated $288.6 million to amortizable intangible assets that are included in "Intangible Assets, net" in our Consolidated Balance Sheets and will be amortized over a period of 6.0 years. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in an increase in goodwill of $463.5 million during 2006. The purchase price allocation is expected to be completed during the first half of 2007.

        As part of the transaction, we have guaranteed Sky Brazil's long-term satellite transponder obligations.

        The following table sets forth the preliminary allocation of the purchase price to the Sky Brazil net assets acquired on August 23, 2006:

Total current assets	$84.0
Goodwill	463.5
Intangible assets	288.6
Other long-term assets	100.3

Total assets acquired	$936.4

Total current liabilities, including $210.0 million of bank debt	$359.8
Other liabilities	116.6

Total liabilities assumed	$476.4

Net assets acquired	$460.0

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of The DIRECTV Group and Sky Brazil for the years ended December 31, 2006 and 2005 as if the acquisition had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect our results of operations had Sky Brazil operated as part of us for each of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Years Ended December 31,
	2006	2005
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$15,076.8	$13,535.2
Operating Profit	2,374.5	624.1
Income From Continuing Operations Before Income Taxes and Minority Interests	2,306.7	492.3
Net Income	1,425.2	343.3
Basic Earnings Per Common Share	1.13	0.25
Diluted Earnings Per Common Share	1.12	0.25

        Mexico.    In Mexico, also as part of the Sky Transactions, DTVLA's local operating company, DIRECTV Mexico, sold its subscriber list to Sky Mexico and, after completing the transfer of its subscribers to Sky Mexico, ceased providing services in the third quarter of 2005. During 2004 we wrote-down certain of DIRECTV Mexico's long-lived assets to their fair values in connection with the planned shut-down of its operations resulting in a pre-tax charge of $36.5 million that we included in "(Gain) loss from disposition of businesses and impairment charges, net" in the Consolidated Statements of Operations. During 2005, as the transferred subscribers met certain retention requirements, we earned a variable note receivable from Sky Mexico and we recorded a corresponding gain of $70.4 million during the year ended December 31, 2005 in "(Gain) loss from disposition of businesses and impairment charges, net" in our Consolidated Statements of Operations. At completion of the transaction in February 2006, we recorded an additional gain of $57.0 million in "(Gain) loss from disposition of businesses and impairment charges, net" in our Consolidated Statements of Operations when DLA LLC received an equity interest in Sky Mexico resulting from the sale of DIRECTV Mexico's subscriber list and transfer of subscribers to Sky Mexico and cancellation of the note receivable. Also in February 2006, we acquired News Corporation's and Liberty's equity interests in Sky Mexico for $373.0 million in cash. On April 27, 2006, Televisa acquired a portion of our equity interest in Sky Mexico at book value for $58.7 million in cash. As a result of these transactions, we hold a 41% interest in Sky Mexico. We account for our investment in Sky Mexico using the equity method of accounting. See Note 7 for additional information regarding this investment.

        Other.    In 2004, we acquired Sky Multi-Country Partners and related entities for $30.0 million in cash. As part of this transaction, News Corporation agreed to reimburse us $127.0 million for the Sky entities' net liabilities we assumed, which we received from News Corporation in August 2006.

  NRTC Contract Rights and Member Subscribers

        Effective June 1, 2004, DIRECTV U.S. and the National Rural Telecommunications Cooperative, or NRTC, agreed to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis, calculated using an estimated incremental annual borrowing rate of 4.3%. As a result of this agreement, DIRECTV U.S. has the right to sell its services in all territories across the United States. DIRECTV U.S. is amortizing the distribution rights intangible asset of $334.1 million that was recorded as part of the transaction, which includes the present value of the cash payments and fees associated with the transactions to expense over seven years, which represented the remaining life of the terminated DIRECTV service distribution agreement.

        In connection with the NRTC transaction described above, during 2004, all NRTC members, representing approximately 357,000 subscribers, excluding Pegasus Satellite Television, Inc., elected to sell their subscribers to DIRECTV U.S. During 2004 we paid $187.2 million to members electing a lump-sum payout plus additional fees associated with the transaction and recorded $198.3 million in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" for those members electing the long-term payment option of seven years plus interest. As a result, DIRECTV U.S. recorded a subscriber related intangible asset in "Intangible Assets, net" in our Consolidated Balance Sheets amounting to $385.5 million, which is being amortized over the estimated subscriber lives of approximately six years.

        As of December 31, 2006, DIRECTV U.S. owes the NRTC and its members who elected the long-term payment option $357.1 million, which is payable as follows: $71.0 million in 2007, $75.3 million in 2008, $79.9 million in 2009, $83.3 million in 2010, and $47.6 million in 2011. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets.

  Pegasus Subscribers

        On August 27, 2004, DIRECTV U.S. acquired the subscribers and certain assets, consisting primarily of accounts receivable, of Pegasus for a total purchase price of $987.9 million. The total net cash consideration DIRECTV U.S. paid to Pegasus amounted to $773.0 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services, and a May 2004 $63.0 million judgment in favor of DIRECTV U.S. As a result of the transaction, DIRECTV U.S. recorded a subscriber related intangible asset in "Intangible Assets, net" in our Consolidated Balance Sheets amounting to $951.3 million, which DIRECTV U.S. is amortizing over the estimated subscriber lives of approximately five years.

  72.5° WL Orbital License

        As part of an arrangement with Telesat Canada, a Canadian telecommunications and broadcast services company, DIRECTV U.S. agreed to provide Telesat the use of a DIRECTV satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return, Telesat agreed to allow DIRECTV U.S. to use its 72.5° west longitude, or WL, orbital location through 2008. As additional consideration for DIRECTV U.S.' use of 72.5° WL, DIRECTV U.S. also agreed to allow Telesat to use an additional DIRECTV satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the Federal Communications Commission in the third quarter of 2004, DIRECTV U.S. transferred the first satellite to Telesat and relocated one of its satellites to 72.5° WL to provide additional local channels and other programming in the United States. We recorded these transactions based on the net book values of the assets exchanged. As a result, we recorded a $162.6 million 72.5° WL orbital license intangible asset, which is equal to the $71.5 million net book value of the first satellite provided to Telesat which was transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the additional satellite over the five year lease period beginning at the end of 2008. We are amortizing the 72.5° WL orbital license intangible asset over the contract period and will recognize the deferred lease revenues as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

Divestitures

  Hughes Network Systems

        On April 22, 2005, we completed the contribution of substantially all of HNS' net assets to a new entity, HNS LLC, in exchange for cash proceeds of $196.0 million and sold a 50% interest in HNS LLC to SkyTerra in exchange for cash proceeds of $50.0 million and 300,000 shares of SkyTerra common stock with a fair value of $11.4 million.

        We recorded pre-tax impairment charges of $25.3 million during 2005 and $190.6 million during 2004 to "(Gain) loss from disposition of businesses and impairment charges, net" in our Consolidated Statements of Operations related to this transaction.

        In January 2006, we completed the sale of our remaining 50% interest in HNS LLC to SkyTerra, and resolved a working capital adjustment from the prior transaction, in exchange for $110.0 million in cash, which resulted in our recording in the first quarter of 2006 a gain of $13.5 million related to the sale in "Other, net" in the Consolidated Statements of Operations.

  Hughes Network Systems—Set-Top Receiver Manufacturing Operations

        As part of our sale of HNS' set-top receiver manufacturing operations to Thomson for $250.0 million in cash in June 2004, DIRECTV U.S. entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of the HNS assets sold of approximately $200 million have been deferred and will be recognized over the term of the Agreement, as described below. As part of the Agreement, as amended, DIRECTV U.S. can earn a $57.0 million rebate from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers equal at least $4.0 billion over the initial five year contract term plus an optional one year extension period, or the Contract Term. Also as part of the Agreement, as amended, DIRECTV U.S. can earn, on a pro rata basis, an additional $63.0 million rebate from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers are in excess of $4.0 billion and up to $5.7 billion during the Contract Term. The approximate $200 million of deferred proceeds have been recorded in "Unearned subscriber revenue and deferred credits" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets and is recognized as a pro-rata reduction to the cost of set-top receivers purchased from Thomson. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $57.0 million rebate during the Contract Term. DIRECTV U.S. records a proportionate amount of the $57.0 million rebate as a pro-rata reduction to the cost of set-top receivers purchased with a corresponding entry to "Accounts and notes receivable, net" in our Consolidated Balance Sheets. DIRECTV U.S. recognized $46.7 million in 2006, $46.3 million in 2005 and $21.4 million in 2004 of the deferral and the $57.0 million rebate. As of December 31, 2006, the accrued rebate receivable from Thomson amounted to $24.7 million.

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

  PanAmSat

        In 2004, we sold our approximately 80.4% interest in PanAmSat for approximately $2.64 billion in cash. The total loss on the sale of PanAmSat of $723.7 million, net of taxes, for the year ended December 31, 2004 includes direct costs associated with the transaction and our retention of certain tax liabilities of PanAmSat.

        Operating results of the discontinued operations of PanAmSat were as follows:

Year Ended December 31,
2004
(Dollars in Millions)
Revenues	$518.9

Income before income taxes	$65.3
Income tax expense	(3.6)
Minority interests and other	(13.6)

Net income from discontinued operations, net of taxes	$48.1

  Hughes Software Systems

        In the second quarter of 2004, HNS agreed to sell its approximate 55% ownership interest in HSS for $226.5 million in cash, which we received in June 2004. As a result of this sale, we recognized a $90.7 million gain, net of taxes, during 2004 included in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

        Operating results of the discontinued operations of HSS are as follows:

Years Ended December 31,
2004
(Dollars in Millions)
Revenues	$26.0

Income before income taxes	$5.4
Income tax expense	(0.6)
Minority interests and other	(2.1)

Net income from discontinued operations, net of taxes	$2.7

  Other Discontinued Operations

        As discussed in more detail in Note 20, during 2005, we recorded a $31.3 million gain in "Income (loss) from discontinued operations, net of taxes" in our Consolidated Statements of Operations that resulted from a favorable tax settlement related to a previously discontinued operation.

        "Income (loss) from discontinued operations, net of taxes," as reported in the Consolidated Statements of Operations, is comprised of the following:

	Years Ended December 31,
	2005	2004
	(Dollars in Millions, Except Per Share Amounts)
Income from discontinued operations, net of taxes	$—	$50.8
Gain (loss) on sale of discontinued operations, net of taxes	31.3	(633.1)

Income (loss) from discontinued operations, net of taxes	$31.3	$(582.3)

Basic and Diluted Earnings (Loss) Per Common Share:
Income from discontinued operations, net of taxes	$—	$0.04
Gain (loss) on sale of discontinued operations, net of taxes	0.02	(0.46)

Income (loss) from discontinued operations, net of taxes	$0.02	$(0.42)

  Severance and Related Costs

        As a result of the transactions above, as well as our split-off from General Motors on December 22, 2003, during 2004 we recognized $169.5 million in charges for retention benefits, severance and related costs under our pension benefit plans in "General and administrative expenses" in the Consolidated Statements of Operations. We recorded $113.0 million of charges at Corporate and

Other, including $36.2 million for retention benefits, $20.4 million for severance, and $56.4 million in pension costs. At the Network Systems segment, we accrued $25.6 million in severance costs as a result of the lay-offs following the announcement of the Thomson and SkyTerra transactions. At DTVLA, we recorded $20.9 million in severance and retention charges, including $6.3 million related to the shut-down of operations at DIRECTV Mexico, and headcount reductions following the emergence from bankruptcy. All severance and retention benefits were paid to employees during 2005 and 2004.

        We also recognized $23.0 million of pension special termination benefit and settlement costs at the Corporate and Other segment in 2005 in "General and administrative expenses" in the Consolidated Statements of Operations primarily related to the HNS transaction.

Note 4: (Gain) Loss on Disposition of Businesses and Impairment Charges

        We recorded the following transactions in "(Gain) loss from disposition of businesses and impairment charges, net" in our Consolidated Statement of Operations during the years ended December 31:

	2006	2005	2004
	(Dollars in Millions)
Sky Brazil gain on sale of partial sale of GLB interest	$(60.7)	$—	$—
DIRECTV Mexico gain on sale of subscriber list	(57.0)	(70.4)	—
DIRECTV Mexico impairment charge	—	—	36.5
HNS—SkyTerra transaction impairment charge	—	25.3	190.6
SPACEWAY impairment charge	—	—	1,466.1

Total	$(117.7)	$(45.1)	$1,693.2

        See Note 3 for further discussion of the Sky Brazil, DIRECTV Mexico and HNS-SkyTerra transactions.

  SPACEWAY Impairment Charge

        In the third quarter of 2004, we decided to utilize certain of our SPACEWAY assets for DIRECTV U.S. HD programming, which included two satellites, SPACEWAY 1 and SPACEWAY 2, that were nearing completion, and related ground segment equipment and systems. Our decision to no longer use these assets for the SPACEWAY broadband service triggered an impairment test of our investment in the SPACEWAY assets. The SPACEWAY system was designed as a next-generation satellite-based broadband data platform intended to upgrade and expand HNS' broadband data businesses. Since the book value of the SPACEWAY system had been supported by the expected cash flows from the SPACEWAY broadband business plan that management no longer intended to pursue, the assets were considered impaired. Further, a majority of the capitalized value of the SPACEWAY assets related to functionality that will not be utilized for the DTH business. The impairment charge was determined by comparing the fair value of the SPACEWAY assets to their book value as of September 30, 2004. The fair value of the two satellites and certain related ground segment assets was determined based on the fair value of those assets as configured to DIRECTV U.S.' DTH business.

        Based on the results of this analysis, we reduced the capitalized value of the SPACEWAY assets in "Satellites, net" by $1.099 billion to $305.0 million, and the capitalized value in "Property and Equipment, net" by about $367 million to $30 million. These reductions were recorded as a $1.466 billion pre-tax loss in "(Gain) loss from disposition of businesses and impairment charges, net"

($903.0 million after-tax) in our Consolidated Statements of Operations during the third quarter of 2004.

Note 5: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for satellites, net and property and equipment, net at December 31:

	Estimated Useful Lives (years)	2006	2005
	(Dollars in Millions)
Satellites	12-16	$1,796.7	$1,571.7
Satellites under construction	—	664.8	834.2

Total		2,461.5	2,405.9
Less accumulated depreciation		453.1	530.4

Satellites, net		$2,008.4	$1,875.5

Land and improvements	9-20	$30.7	$29.2
Buildings and leasehold improvements	4-30	238.7	209.7
Machinery and equipment	3-24	2,239.6	1,899.2
Subscriber leased set-top receivers	3-7	2,177.2	1,036.4
Construction in-progress	—	463.1	290.9

Total		5,149.3	3,465.4
Less accumulated depreciation		2,704.5	2,266.2

Property and Equipment, net		$2,444.8	$1,199.2

        We capitalized interest costs of $54.5 million in 2006, $30.5 million in 2005 and $101.2 million in 2004 as part of the cost of our property and satellites under construction. Depreciation expense was $664.2 million in 2006, $501.6 million in 2005 and $651.4 million in 2004.

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Prior to March 1, 2006, most set-top receivers provided to new and existing DIRECTV U.S. subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Now, with the introduction of the lease program, most set-top receivers provided to new and existing subscribers are leased. During the year ended December 31, 2006, DIRECTV U.S. capitalized $598.6 million for set-top receivers leased to new subscribers and $472.9 million for set-top receivers leased to existing subscribers. Depreciation expense on these capitalized receivers was $147.3 million for the year ended December 31, 2006.

Note 6: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2006 and 2005 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of January 1, 2005	$3,031.7	$12.4	$3,044.1
Additions and other	—	1.2	1.2

Balance as of December 31, 2005	3,031.7	13.6	3,045.3
Sky Transactions	—	469.7	469.7

Balance as of December 31, 2006	$3,031.7	$483.3	$3,515.0

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2006, 2005, and 2004. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2006, 2005, or 2004.

        The following table sets forth the amounts recorded for intangible assets at December 31:

		December 31, 2006			December 31, 2005
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432.4		$432.4	$432.4		$432.4
72.5° WL Orbital license	5	181.8	$93.7	88.1	162.6	$54.4	108.2
Subscriber related	5-10	1,632.7	622.4	1,010.3	1,340.1	348.7	991.4
Dealer network	15	130.0	62.3	67.7	130.0	53.1	76.9
Distribution rights	7	334.1	122.0	212.1	334.1	74.8	259.3
Intangible pension asset	—	—	—	—	9.8	—	9.8

Total Intangible Assets		$2,711.0	$900.4	$1,810.6	$2,409.0	$531.0	$1,878.0

        Amortization expense of intangible assets was $369.4 million in 2006 and $350.7 million in 2005 and $167.6 million in 2004.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $399.8 million in 2007; $399.8 million in 2008; $307.0 million in 2009; $138.1 million in 2010; $80.0 million in 2011 and $53.5 million thereafter.

Note 7: Investments

  Equity Method Investments

        We have investments in companies that we accounted for under the equity method of accounting totaling $509.6 million as of December 31, 2006 and $110.6 million as of December 31, 2005.

        As discussed in Note 3, we acquired a 41% interest in Sky Mexico in February 2006. The purchase price of our investment in Sky Mexico exceeded our proportionate share of Sky Mexico's underlying net assets by approximately $445.6 million on the date of acquisition. We have allocated the excess purchase price to amortizable intangibles of $242.0 million, deferred tax liabilities of $70.2 million and to goodwill of $273.8 million. During the year ended December 31, 2006, we recorded equity in earnings of $18.1 million from our investment in Sky Mexico, which is net of amortization of $22.3 million.

  Other Investments

        We had investments in marketable equity securities of $36.7 million as of December 31, 2006 and $71.2 million as of December 31, 2005, which were stated at current fair value and classified as available-for-sale.

        Accumulated unrealized gains, net of taxes, included as part of accumulated other comprehensive income were $8.8 million in 2006, $23.1 million in 2005 and $22.0 million in 2004.

        During 2005, we sold an equity investment for $113.1 million in cash. As a result, we recognized a net pre-tax loss of $0.6 million during 2005.

        During 2004, we sold various equity investments for $510.5 million in cash and recorded a pre-tax gain of $396.5 million.

Note 8: Accounts Payable and Accrued Liabilities; Other Liabilities and Deferred Credits

        The significant components of Accounts Payable and Accrued Liabilities are as follows:

	December 31,
	2006	2005
	(Dollars in Millions)
Programming costs	$1,277.5	$1,032.9
Accounts payable	515.5	484.3
Commissions due to installers and dealers	241.3	177.0
Payroll and employee benefits	120.8	155.3
Interest payable	26.5	28.4
Current portion of provision for above-market programming contracts	—	86.1
Other	634.3	577.8

Total Accounts Payable and Accrued Liabilities	$2,815.9	$2,541.8

        The significant components of Other Liabilities and Deferred Credits are as follows:

	December 31,
	2006	2005
	(Dollars in Millions)
NRTC transaction obligations	$288.0	$359.1
Programming costs and provision for above-market programming contracts	337.8	321.3
Deferred income taxes	315.2	—
Deferred credits	229.6	268.8
Other accrued taxes	160.7	183.7
Pension and other postretirement benefits	89.6	107.1
Obligation under capital lease	46.9	50.3
Other	212.9	117.3

Total Other Liabilities and Deferred Credits	$1,680.7	$1,407.6

Note 9: Debt

        The following table sets forth our outstanding debt:

		December 31,
	Interest Rates at December 31, 2006
		2006	2005
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910.0	$910.0
6.375% senior notes due in 2015	6.375%	1,000.0	1,000.0
Credit facility	6.599%	1,492.5	1,500.0
Sky Brazil bank loan	7.763%	210.0	—
Other debt	—	2.8	5.0

Total debt		3,615.3	3,415.0
Less: current portion of long-term debt		220.4	9.7

Long-term debt		$3,394.9	$3,405.3

        Notes Payable.    Our $910.0 million in senior notes outstanding at December 31, 2006 are due in 2013, bear interest at 8.375%, and are referred to as the 8.375% senior notes. Principal on the 8.375% senior notes is payable upon maturity, while interest is payable semi-annually.

        Our $1,000.0 million in senior notes outstanding at December 31, 2006 are due in 2015, bear interest at 6.375%, and are referred to as the 6.375% senior notes. Principal on the 6.375% senior notes is payable upon maturity, while interest is payable semi-annually.

        The 8.375% senior notes and the 6.375% senior notes were issued by DIRECTV Holdings and its wholly-owned subsidiary, DIRECTV Financing Co., Inc., and have been registered under the Securities Act of 1933, as amended. The 8.375% senior notes and the 6.375% senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV U.S.' material domestic subsidiaries (other than DIRECTV Financing).

        The fair value of our 8.375% senior notes was approximately $948.1 million at December 31, 2006 and $982.3 million at December 31, 2005. The fair value of our 6.375% senior notes was approximately $961.9 million at December 31, 2006 and $983.8 million at December 31, 2005. The fair values were calculated based on quoted market prices on those dates.

        Credit Facility.    At December 31, 2006, our senior secured credit facility consisted of a $500.0 million six-year Term Loan A, a $992.5 million eight-year Term Loan B and a $500.0 million undrawn six-year revolving credit facility. The Term Loan A and Term Loan B components of the senior secured credit facility currently bear interest at a rate equal to the London InterBank Offered Rate, or LIBOR, plus 0.75% and 1.50%, respectively. In addition, we pay a commitment fee of 0.175% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and is fully and unconditionally guaranteed, jointly and severally by all of DIRECTV U.S.' material domestic subsidiaries (other than DIRECTV Financing).

        Our notes payable and credit facility mature as follows: $220.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009, $297.5 million in 2010, $97.6 million in 2011 and $2,852.1 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2006, 2005, or 2004. However, we made a prepayment of $201.0 million on April 15, 2004 under our prior credit facility for the year ended December 31, 2003. The amount of interest accrued related to our outstanding debt was $26.5 million at December 31, 2006 and $28.4 million at December 31, 2005. The unamortized bond premium included in other debt was $2.8 million as of December 31, 2006 and $3.1 million as of December 31, 2005.

        Sky Brazil Bank Loan.    Sky Brazil's $210.0 million U.S. dollar denominated variable rate bank loan due in August 2007 was assumed on August 23, 2006 as part of the Sky Brazil transaction described in Note 3 above. In January 2007, we paid $210.0 million to the lending banks, who in turn assigned the loan to a wholly-owned subsidiary of The DIRECTV Group. As a result, this loan is no longer outstanding on a consolidated basis.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and the revolving credit facility could be terminated. At December 31, 2006, DIRECTV U.S. was in compliance with all such covenants.

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

        On June 15, 2005, DIRECTV Holdings and DIRECTV Financing issued $1,000.0 million of 6.375% senior notes. We used a portion of the proceeds from the transaction to repay $500.0 million of the Term Loan B portion of our senior secured credit facility and to pay related financing costs.

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

        Restricted Cash.    Restricted cash of $5.6 million as of December 31, 2006 and $19.3 million as of December 31, 2005 was included as part of "Prepaid expenses and other" in our Consolidated Balance

Sheets. These amounts secure our letter of credit obligations. Restrictions on the cash will be removed as the letters of credit expire.

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

        Our income tax (expense) benefit consisted of the following for the years ended December 31:

	2006	2005	2004
	(Dollars in Millions)
Current tax (expense) benefit:
U.S. federal	$(20.0)	$14.3	$(34.9)
Foreign	(16.3)	6.5	6.0
State and local	(32.1)	(1.4)	(4.6)

Total	(68.4)	19.4	(33.5)

Deferred tax (expense) benefit:
U.S. federal	(703.4)	(170.1)	631.0
State and local	(93.7)	(22.5)	93.1

Total	(797.1)	(192.6)	724.1

Total income tax (expense) benefit	$(865.5)	$(173.2)	$690.6

        "Income (Loss) From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes" included the following components for the years ended December 31:

	2006	2005	2004
	(Dollars in Millions)
U.S. income (loss)	$2,161.3	$523.8	$(1,614.5)
Foreign income (loss)	137.3	(43.5)	(145.6)

Total	$2,298.6	$480.3	$(1,760.1)

        Our income tax (expense) benefit was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2006	2005	2004
	(Dollars in Millions)
Expected (expense) benefit at U.S. federal statutory income tax rate	$(804.5)	$(168.1)	$616.0
U.S. state and local income tax (expense) benefit	(81.7)	(15.5)	57.5
Tax basis differences attributable to divestitures	24.8	—	8.9
Minority interests in partnership earnings	(1.1)	2.9	(4.6)
Foreign taxes, net of tax deduction	(6.9)	2.9	6.3
Change in valuation allowance	4.4	10.4	14.6
Transaction costs and other	(0.5)	(5.8)	(8.1)

Total income tax (expense) benefit	$(865.5)	$(173.2)	$690.6

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2006		2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$305.7	$90.7	$177.0	$51.9
Prepaid expenses	—	43.2	—	28.8
State taxes	—	0.3	—	32.5
Depreciation, amortization and asset impairment charges	—	9.6	83.9	—
Net operating loss and tax credit carryforwards	353.9	—	682.9	—
Programming contract liabilities	181.3	—	311.0	—
Unrealized foreign exchange gains or losses	—	22.5	—	—
Unrealized gains on securities	—	—	—	15.1
Tax basis differences in investments and affiliates	39.6	672.9	136.2	490.6
Other	2.3	21.5	41.6	3.4

Subtotal	882.8	860.7	1,432.6	622.3
Valuation allowance	(171.3)	—	(154.6)	—

Total deferred taxes	$711.5	$860.7	$1,278.0	$622.3

        As of December 31, 2006 we had $315.2 million of long-term deferred tax liabilities, recorded in "Other Liabilities and Deferred Credits" in the Consolidated Balance Sheets.

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance balances of $171.3 million at December 31, 2006 and $154.6 million at December 31, 2005, are primarily attributable to the unused foreign operating losses and unused capital losses, both of which are available for carry-forward. For the year ended December 31, 2006, the change in the valuation allowance was primarily attributable to a $28.8 million increase for the tax effect of an increase in deferred tax assets in foreign jurisdictions which we believe will not be realized in the future, offset by a $9.6 million decrease for the tax effect of current year capital gains adjusted for the tax effect of future capital gains and losses for which we have not recognized a tax benefit.

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

        As of December 31, 2006, we have approximately $31.2 million of federal net operating losses that expire in 2023, foreign net operating losses of $376.4 million with varying expiration dates, federal research tax credits of $78.8 million that expire between 2017 and 2024, and alternative minimum tax credits of $62.9 million that can be carried forward indefinitely.

        No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $21.4 million in 2004. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in foreign subsidiaries.

        As part of our split-off from GM in 2003, we and GM amended the income tax allocation agreement between us that governs the allocation of certain U.S. income tax liabilities and certain other tax matters. Under the amended terms, for tax periods prior to our split-off from GM, we are treated as the common parent of a separate affiliated group of corporations filing a consolidated return. GM will compensate us for any tax benefits, such as net operating loss and tax credit carryforwards that have not been used to offset our separate income tax liability through the date of our split-off from GM, but have been used by the GM consolidated group. Such compensation will not exceed $75.4 million, and in the case of net operating losses and similar tax attributes, the amount of compensation payable to GM is based on a 24% rate.

        Our U.S. federal income tax returns have been examined and all disputes between us and the Internal Revenue Service have been fully resolved for all tax years through 2000. The IRS is currently examining our U.S. federal tax returns for years 2001 through 2003. We are also being examined by or expect to be examined by certain state and foreign taxing jurisdictions for periods still open to examination. Management believes that adequate provision has been made for any adjustment that might be assessed for open years.

Note 11: Pension and Other Postretirement Benefit Plans

        Most of our employees are eligible to participate in our funded non-contributory defined benefit pension plan, which provides defined benefits based on either years of service and final average salary, or eligible compensation while employed by the company. Additionally, we maintain a funded contributory defined benefit plan for employees who elected to participate prior to 1991, and an unfunded, nonqualified pension plan for certain eligible employees. For participants in the contributory pension plan, we also maintain a postretirement benefit plan for those eligible retirees to participate in health care and life insurance benefits generally until they reach age 65. Participants may become eligible for these health care and life insurance benefits if they retire from our company between the ages of 55 and 65. The health care plan is contributory with participants' contributions subject to adjustment annually; the life insurance plan is non-contributory.

        We use a November 30 measurement date for our pension and postretirement benefit plans.

        The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Dollars in Millions)
Change in Net Benefit Obligation
Net benefit obligation at beginning of year	$488.1	$532.9	$26.2	$27.9
Service cost	14.0	17.6	0.4	0.4
Interest cost	27.1	28.0	1.5	1.6
Plan participants' contributions	0.6	0.9	—	—
Special termination benefits	—	7.9	—	—
Actuarial loss (gain)	13.1	13.2	2.4	(0.6)
Plan amendments	0.5	—	—	—
Benefits paid	(75.4)	(112.4)	(2.5)	(3.1)

Net benefit obligation at end of year	468.0	488.1	28.0	26.2

Change in Plan Assets
Fair value of plan assets at beginning of year	355.9	347.4	—	—
Actual return on plan assets	45.5	29.9	—	—
Employer contributions	67.1	90.1	2.5	3.1
Plan participants' contributions	0.2	0.9	—	—
Benefits paid	(75.4)	(112.4)	(2.5)	(3.1)

Fair value of plan assets at end of year	393.3	355.9	—	—

Funded status at end of year	(74.7)	(132.2)	(28.0)	(26.2)
Unamortized amount resulting from changes in plan provisions	—	9.8	—	(2.8)
Unamortized net amount resulting from changes in plan experience and actuarial assumptions	—	89.8	—	0.6

Net liability at end of year	$(74.7)	$(32.6)	$(28.0)	$(28.4)

Amounts recognized in the consolidated balance sheets consist of:
Accounts payable and accrued liabilities	$(9.8)	$(16.9)	$(3.3)	$(2.6)
Other liabilities and deferred credits	(64.9)	(81.3)	(24.7)	(25.8)
Intangible asset	—	9.8	—	—
Deferred tax assets	34.3	21.4	0.3	—
Accumulated other comprehensive loss	56.5	34.4	0.5	—
Amounts recognized in the accumulated other comprehensive loss consist of:
Minimum pension liability	$—	$34.4	$—	$—
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	51.0	—	1.9	—
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	5.5	—	(1.4)	—

Total	$56.5	$34.4	$0.5	—

        We estimate that the following amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2007:

	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
Expense resulting from changes in plan experience and actuarial assumptions	$3.1	—
Expense (benefit) resulting from changes in plan provisions	1.2	$(0.5)

        The accumulated benefit obligation for all pension plans was $429.5 million as of December 31, 2006 and $454.2 million as of December 31, 2005.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2006	2005
	(Dollars in Millions)
Accumulated benefit obligation	$53.0	$454.2
Fair value of plan assets	—	355.9

        Information for pension plans with a projected benefit obligation in excess of plan assets at December 31:

	2006	2005
	(Dollars in Millions)
Projected benefit obligation	$468.0	$488.1
Fair value of plan assets	393.3	355.9

        Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$14.0	$17.6	$24.2	$0.4	$0.4	$0.5
Interest accrued on benefits earned in prior years	27.1	28.0	33.8	1.5	1.6	1.6
Expected return on plan assets	(29.8)	(27.5)	(31.6)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	1.3	1.7	2.2	(0.6)	(0.6)	(0.7)
Net amount resulting from changes in plan experience and actuarial assumptions	5.3	6.3	6.1	—	—	—

Subtotal	17.9	26.1	34.7	1.3	1.4	1.4
Other costs
Curtailment costs	—	—	5.1	—	(0.5)	—
Special termination benefits	—	7.9	36.5	—	—	—
Settlement costs	—	15.1	14.8	—	—	—

Net periodic benefit cost	$17.9	$49.1	$91.1	$1.3	$0.9	$1.4

Additional information
Increase (decrease) in minimum liability included in other comprehensive income (loss), net of taxes	$23.8	$7.0	$7.4	—	—	—

Assumptions

        Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Discount rate—Qualified Plans	5.67%	5.78%	5.43%	5.46%
Discount rate—Non-Qualified Plans	5.69%	5.74%	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate—Qualified Plan	5.78%	6.00%	6.14%	5.46%	5.75%	5.89%
Discount rate—Non-Qualified Plan	5.74%	6.00%	6.14%	—	—	—
Expected long-term return on plan assets	8.75%	9.00%	9.00%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.50%	4.00%	4.00%	4.50%

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

        A hypothetical 0.25% decrease in our discount rate would have had the effect of increasing our 2006 pension expense by approximately $0.9 million and our projected benefit obligation by approximately $11.5 million. A hypothetical 0.25% decrease in our expected return on plan assets would have had the effect of increasing our 2006 pension expense by $1.0 million.

        The following table provides assumed health care costs trend rates:

	2006	2005
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2011	2011

        A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in Millions)
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.7	(1.6)

Plan Assets

        Our target asset allocation for 2007 and actual pension plan weighted average asset allocations at December 31, 2006 and 2005, by asset categories, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2007	2006	2005
Equity securities	50-70%	54%	54%
Debt securities	30-50%	35%	35%
Real estate	0-20%	5%	2%
Other	0-20%	6%	9%

Total		100%	100%

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

        There were no shares of our common stock included in plan assets at December 31, 2006 and 2005.

Cash Flows

  Contributions

        We expect to contribute approximately $2 million to our qualified pension plans and $12 million to our nonqualified pension plans in 2007.

  Estimated Future Benefit Payments

        We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid by the plans during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
2007	$48.3	$3.3
2008	43.6	3.3
2009	39.4	3.2
2010	33.3	3.1
2011	29.6	2.9
2012-2016	160.5	10.6

        We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $7.9 million in 2006, $9.9 million in 2005 and $13.3 million in 2004.

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

Note 12: Stockholders' Equity

Capital Stock and Additional Paid-In Capital

        We are a publicly-traded company with our common stock listed as "DTV" on the New York Stock Exchange. Our certificate of incorporation provides for the following capital stock: common stock, par value $0.01 per share, 3,000,000,000 shares authorized; Class B common stock, par value $0.01 per share, 275,000,000 shares authorized; excess stock, par value $0.01 per share, 800,000,000 shares authorized; and preferred stock, par value $0.01 per share, 9,000,000 shares authorized. As of December 31, 2006 and 2005, there were no shares outstanding of the Class B common stock, excess stock or preferred stock.

Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a share repurchase program which was implemented on February 10, 2006 and completed in February 2007. Under the repurchase program, we were authorized to spend up to $3.0 billion to repurchase outstanding shares of our common stock. On February 27, 2007, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock. This program may be suspended or discontinued at any time. The source of funds for the purchases is our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future. Through December 31, 2006, we repurchased 184.1 million shares for $2.98 billion, at an average price of $16.16 per share, resulting in a decrease in Stockholders' Equity. The $2.98 billion decrease in Stockholders' Equity was recorded as a decrease of $1,452.5 million to "Common stock and additional paid in capital" and an increase of $1,524.6 million to "Accumulated deficit" in the Consolidated Balance Sheets during the year ended December 31, 2006.

Other Comprehensive Income

        The following represents the components of OCI, net of taxes, for the years ended December 31:

	2006			2005			2004
	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount
	(Dollars in Millions)
Minimum pension liability adjustments	$37.8	$14.0	$23.8	$11.4	$4.4	$7.0	$11.4	$4.0	$7.4
Foreign currency translation adjustments:
Unrealized gains	2.2	—	2.2	2.6	—	2.6	14.8	—	14.8
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses)	(21.7)	(8.0)	(13.7)	1.1	0.4	0.7	(9.1)	(3.5)	(5.6)
Less: reclassification adjustment for net losses (gains) recognized during the period	(1.0)	(0.4)	(0.6)	0.6	0.2	0.4	(243.8)	—	(243.8)

Accumulated Other Comprehensive Loss

        The following represent the components of accumulated other comprehensive income as of December 31:

	2006	2005
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(52.9)	$—
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4.1)	—
Minimum pension liability adjustment, net of taxes	—	(34.4)
Accumulated unrealized gains on securities, net of taxes	8.8	23.1
Accumulated foreign currency translation adjustments	(0.5)	(2.7)

Total Accumulated Other Comprehensive Loss	$(48.7)	$(14.0)

        We recorded a $46.4 million charge to "Accumulated Other Comprehensive Loss" in our Consolidated Balance Sheets as of December 31, 2006 for the initial adoption of SFAS No. 158. See Note 2 for additional information regarding our adoption of SFAS No. 158.

Note 13: Earnings (Loss) Per Common Share

        We compute Basic Earnings (Loss) Per Common Share, or EPS, by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and restricted stock units issued to employees. In the computation of diluted EPS under the treasury stock method, the amount of assumed proceeds from nonvested stock awards and unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the awards were distributed during the period. We exclude common equivalent shares from the computation in loss periods as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. The number of common stock options excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of our common stock were as follows: 48.3 million options for the year ended December 31, 2006, and 66.1 million options for the year ended December 31, 2005.

        The following table sets forth comparative information regarding common shares outstanding:

	2006	2005	2004
	(Shares in Millions)
Common shares outstanding at January 1	1,391.0	1,385.8	1,383.6
Decrease for common shares repurchased and retired	(184.1)	—	—
Increase for stock options exercised and restricted stock units vested and distributed	19.6	5.2	2.2

Common shares outstanding at December 31	1,226.5	1,391.0	1,385.8

Weighted average number of common shares outstanding	1,261.5	1,388.4	1,384.8

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Year Ended December 31, 2006:
Basic EPS
Income from continuing operations	$1,420.1	1,261.5	$1.13
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	8.4	(0.01)

Diluted EPS
Adjusted income from continuing operations	$1,420.1	1,269.9	$1.12

Year Ended December 31, 2005:
Basic EPS
Income from continuing operations	$304.6	1,388.4	$0.22
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6.4	—

Diluted EPS
Adjusted income from continuing operations	$304.6	1,394.8	$0.22

        There was no dilutive effect of stock options and restricted stock units for the year ended December 31, 2004 due to the loss we incurred for that year.

Note 14: Share-Based Payment

        Under The DIRECTV Group, Inc. 2004 Stock Plan as approved by our stockholders on June 2, 2004, shares, rights or options to acquire up to 21 million shares of common stock plus any awards cancelled, forfeited or expired from a former plan, on a cumulative basis were authorized for grant through March 16, 2014, subject to the approval of the Compensation Committee of our Board of Directors. We issue new shares of our common stock when restricted stock units are earned and when stock options are exercised.

  Restricted Stock Units

        The Compensation Committee has granted restricted stock units under our stock plans to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our common stock. Final payment can be reduced from the target award amounts based on our company's performance over a three or four year performance period in comparison with pre-established targets.

        Changes in the status of outstanding restricted stock units were as follows:

	Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	7,582,933	$16.03
Granted	3,082,425	13.57
Vested and Distributed	(1,273,311)	10.66
Forfeited	(751,893)	16.64

Nonvested at December 31, 2006	8,640,154	15.89

        The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2005 was $16.61. The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2004 was $17.46.

        As of December 31, 2006, there was $42.2 million of unrecognized compensation expense related to unvested restricted stock units that we expect to recognize as follows: $30.1 million in 2007 and $12.1 million in 2008. The total fair value of restricted stock units vested and distributed during the year ended December 31, 2006 was $20.7 million. The total fair value of restricted stock units vested and distributed during the year ended December 31, 2005 was $25.9 million. There were no restricted stock units vested and distributed during the year ended December 31, 2004.

  Stock Options

        The Compensation Committee has also granted stock options to acquire our common stock under our stock plans to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair market value of the common stock on the date the options were granted. These nonqualified options generally vested over one to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions.

        Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding and exercisable at January 1, 2006	78,714,506	$24.52
Granted	—	—
Exercised	(18,808,828)	13.63
Forfeited or expired	(3,979,240)	32.84

Outstanding and exercisable at December 31, 2006	55,926,438	27.59

        As of December 31, 2006, our outstanding stock options have an aggregate intrinsic value (market value less exercise price) of $133.0 million and a weighted average remaining contractual life of approximately 3.7 years. The total intrinsic value of options exercised was $115.0 million during the year ended December 31, 2006, $18.2 million during the year ended December 31, 2005 and $12.8 million during the year ended December 31, 2004, based on the intrinsic value of individual awards on the date of exercise.

        The following table summarizes information about stock options outstanding at December 31, 2006:

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$10.39 to $16.99	5,774,456	2.9	$14.63
17.00 to 24.99	15,134,255	4.2	20.07
25.00 to 32.99	15,349,704	4.0	27.74
33.00 to 41.06	19,668,023	3.3	37.06

	55,926,438	3.7	27.59

        At December 31, 2005, there were 78.7 million options outstanding and exercisable at a weighted average exercise price of $24.52, and at December 31, 2004, there were 88.9 million options exercisable at a weighted average exercise price of $23.42.

        The following table presents the estimated weighted average fair value for stock options granted under the Plan using the Black-Scholes valuation model along with the assumptions used in the fair value calculations:

2004
Estimated fair value per option granted	$5.82
Average exercise price per option granted	18.80
Expected stock volatility	30.0%
Risk-free interest rate	3.7%
Expected option life (in years)	5.6

        The following table presents amounts recorded related to share-based compensation:

	For the year ended December 31,
	2006	2005	2004
	(Dollars in Millions)
Share-based compensation expense recognized	$39.4	$40.6	$57.1
Tax benefits associated with share-based compensation expense	14.6	15.6	21.9
Actual tax benefits realized for the deduction of share-based compensation expense	50.0	16.7	5.4
Proceeds received from stock options exercised	257.1	45.2	23.0

        The 2005 and 2004 stock compensation costs include the cost of options granted to our CEO to replace stock options that News Corporation, his former employer, cancelled, and the cost associated with former employees of News Corporation who retained their News Corporation stock options and are now employed by us.

Note 15: Other Income and Expenses

        The following table summarizes the components of "Other, net" for the years ended December 31:

	2006	2005	2004
	(Dollars in Millions)
Equity in earnings (losses) from unconsolidated affiliates	$26.6	$0.7	$(0.2)
Net (loss) gain from sale of investments	14.4	(0.6)	396.5
Refinancing transaction expenses	—	(64.9)	—
Other	0.8	(0.2)	1.3

Total Other, net	$41.8	$(65.0)	$397.6

        During 2005, DIRECTV U.S. completed a series of refinancing transactions that resulted in a pre-tax charge of $64.9 million ($40.0 million after tax), of which $41.0 million was associated with the premium paid for the redemption of a portion of our 8.375% senior notes and $23.9 million with the write-off of a portion of our deferred debt issuance costs and other transaction costs.

        See Note 7 regarding equity method investments and net gains (losses) recorded on the sale of investments.

Note 16: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties. News Corporation and its affiliates are considered related parties because, as of December 31, 2006, it owned approximately 38% of our outstanding common stock. Companies in which we hold equity method investments are also considered related parties, which include Sky Mexico from the acquisition on February 16, 2006, and HNS LLC from April 22, 2005 until the investment was sold in January 2006. We have the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities. The majority of payments under contractual arrangements with News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes sales and purchase transactions with related parties:

	2006	2005	2004
	(Dollars in Millions)
Sales	$31.6	$17.9	$10.1
Purchases	831.7	707.0	476.7

        The following table sets forth the amount of assets and liabilities resulting from transactions with related parties as of December 31:

	2006	2005
	(Dollars in Millions)
Accounts receivable	$10.8	$8.2
Accounts payable	206.2	154.0

        The accounts receivable and accounts payable balances as of December 31, 2006 and 2005 are primarily related to affiliates of News Corporation.

        In connection with our purchase of News Corporation's interests as part of the Sky Transactions, we made cash payments to News Corporation of $315.0 million in 2006 and $342.5 million during the fourth quarter of 2004. We received $127.0 million in cash from News Corporation in August 2006 for the repayment of a note receivable for the assumption of certain liabilities as part of the Sky Transactions.

Note 17: DLA LLC Reorganization

        On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC's Plan of Reorganization, which became effective on February 24, 2004.

        Also, effective February 24, 2004, we made a contribution of certain claims, loans, equity and other interests in local operating companies selling the DIRECTV service in Latin America, and converted certain debt into equity, which increased our equity interest in the restructured DLA LLC from 74.7% to approximately 86%. Darlene, which also contributed its equity and other interests in various local operating companies, held the remaining approximately 14% equity interest in the restructured DLA LLC, which we subsequently repurchased from Darlene. See Note 20 below for additional information. The restructuring in bankruptcy and the contributions by us and Darlene provided DLA LLC with direct control of the most significant local operating companies and assets. The net result of these transactions was an increase in minority interests of $47.3 million.

        Reorganization income was $43.0 million in 2004, which includes a $62.6 million gain that resulted from the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the DLA LLC reorganization.

Note 18: Derivative Financial Instruments and Risk Management

        Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of our equity investments. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives, and do not enter into derivative contracts for speculative purposes. As of December 31, 2006 and December 31, 2005, we had no significant foreign currency or interest related derivative financial instruments outstanding.

Note 19: Segment Reporting

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

Network Systems segment. Corporate and Other includes the corporate office, eliminations and other entities.

        Selected information for our operating segments is reported as follows:

	DIRECTV U. S.	DIRECTV Latin America	Network Systems	Corporate and Other	Total
	(Dollars in Millions)
2006
External Revenues	$13,742.9	$1,012.6	$—	$—	$14,755.5
Intersegment Revenues	1.1	0.4	—	(1.5)	—

Revenues	$13,744.0	$1,013.0	$—	$(1.5)	$14,755.5

Operating Profit (Loss)	$2,347.7	$79.0	$—	$(69.9)	$2,356.8
Add: Depreciation and amortization expense	873.0	164.8	—	(3.4)	1,034.4

Operating Profit (Loss) Before Depreciation and Amortization(1)	$3,220.7	$243.8	$—	$(73.3)	$3,391.2

Segment Assets	$11,687.3	$2,001.1	$—	$1,452.7	$15,141.1
Capital Expenditures(2)	1,808.6	178.6	—	0.1	1,987.3
2005
External Revenues	$12,211.3	$741.9	$211.4	$(0.1)	$13,164.5
Intersegment Revenues	4.8	0.2	—	(5.0)	—

Revenues	$12,216.1	$742.1	$211.4	$(5.1)	$13,164.5

Operating Profit (Loss)	$802.0	$(18.7)	$(60.8)	$(89.9)	$632.6
Add: Depreciation and amortization expense	698.2	160.2	—	(5.2)	853.2

Operating Profit (Loss) Before Depreciation and Amortization(1)	$1,500.2	$141.5	$(60.8)	$(95.1)	$1,485.8

Segment Assets	$10,525.0	$1,147.9	$—	$3,957.3	$15,630.2
Capital Expenditures(2)	782.0	90.4	18.1	33.2	923.7
2004
External Revenues	$9,738.1	$675.2	$946.7	$—	$11,360.0
Intersegment Revenues	25.8	—	152.4	(178.2)	—

Revenues	$9,763.9	$675.2	$1,099.1	$(178.2)	$11,360.0

Operating Profit (Loss)	$21.9	$(142.0)	$(1,778.5)	$(220.8)	$(2,119.4)
Add: Depreciation and amortization expense	561.2	187.9	95.6	(6.7)	838.0

Operating Profit (Loss) Before Depreciation and Amortization(1)	$583.1	$45.9	$(1,682.9)	$(227.5)	$(1,281.4)

Segment Assets	$8,994.2	$1,086.7	$521.1	$3,722.4	$14,324.4
Capital Expenditures(2)	671.5	81.7	132.1	137.8	1,023.1

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

        The following represents a reconciliation of operating profit (loss) before depreciation and amortization to reported net loss on the Consolidated Statements of Operations:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Millions)
Operating Profit (Loss) Before Depreciation and Amortization	$3,391.2	$1,485.8	$(1,281.4)
Depreciation and amortization expense	(1,034.4)	(853.2)	(838.0)

Operating Profit (Loss)	2,356.8	632.6	(2,119.4)
Interest income	145.7	150.3	50.6
Interest expense	(245.7)	(237.6)	(131.9)
Reorganization income (expense)	—	—	43.0
Other, net	41.8	(65.0)	397.6

Income (Loss) from Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	2,298.6	480.3	(1,760.1)
Income tax (expense) benefit	(865.5)	(173.2)	690.6
Minority interests in net (earnings) losses of subsidiaries	(13.0)	(2.5)	13.1

Income (Loss) from continuing operations before cumulative effect of accounting changes	1,420.1	304.6	(1,056.4)
Income (loss) from discontinued operations, net of taxes	—	31.3	(582.3)

Income (loss) before cumulative effect of accounting changes	1,420.1	335.9	(1,638.7)
Cumulative effect of accounting changes, net of taxes	—	—	(310.5)

Net Income (Loss)	$1,420.1	$335.9	$(1,949.2)

        The following table presents revenues earned from subscribers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2006		2005		2004
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
North America
United States	$13,907.2	$4,087.6	$12,523.9	$2,817.7	$10,410.2	$2,311.9
Canada and Mexico	—	—	27.1	—	133.2	5.7

Total North America	13,907.2	4,087.6	12,551.0	2,817.7	10,543.4	2,317.6

Europe
United Kingdom	—	—	—	—	30.5	—
Other	—	—	12.9	—	79.9	—

Total Europe	—	—	12.9	—	110.4	—

South America and the Caribbean
Brazil	417.4	159.2	205.9	68.8	166.3	93.6
Argentina	151.5	78.5	116.3	80.2	93.8	84.9
Venezuela	170.5	73.1	129.8	74.7	115.2	80.0
Other	108.9	54.8	110.5	33.3	193.5	119.4

Total South America and the Caribbean	848.3	365.6	562.5	257.0	568.8	377.9

Asia
Korea	—	—	—	—	14.1	—
India	—	—	12.5	—	30.7	—
China	—	—	—	—	2.9	—
Other	—	—	6.6	—	13.1	—

Total Asia	—	—	19.1	—	60.8	—

Total Middle East	—	—	15.8	—	57.4	—

Total Africa	—	—	3.2	—	19.2	—

Total	$14,755.5	$4,453.2	$13,164.5	$3,074.7	$11,360.0	$2,695.5

Note 20: Commitments and Contingencies

Commitments

        At December 31, 2006, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $594.3 million, payable as follows: $90.6 million in 2007, $90.5 million in 2008, $81.3 million in 2009, $81.6 million in 2010, $82.9 million in 2011 and $167.4 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease income, were $110.2 million in 2006, $108.8 million in 2005 and $180.5 million in 2004.

        At December 31, 2006, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control and satellite construction and launch contracts aggregated $4,613.0 million, payable as follows: $1,070.2 million in 2007, $920.9 million in 2008, $982.3 million in 2009, $955.9 million in 2010, $546.3 million in 2011 and $137.4 million thereafter.

        As of December 31, 2006, other long-term obligations totaling $480.6 million are payable approximately as follows: $116.0 million in 2007, $80.6 million in 2008, $85.5 million in 2009, $89.7 million in 2010, $54.6 million in 2011 and $54.2 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in the Consolidated Balance Sheets.

Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2006. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Darlene Investments LLC.    On October 18, 2004, Darlene filed suit in the circuit court for Miami-Dade County, Florida, against The DIRECTV Group and certain of our subsidiaries, News Corporation, and others, which we refer to collectively as the Defendants. The suit alleged fraud and violation of fiduciary, contractual and other duties owed to Darlene and to DLA LLC by one or more of the Defendants. Darlene sought injunctive relief to preclude DLA LLC from consummating the Sky Transactions, $1 billion in damages and other relief. On November 3, 2005, the state court judge dismissed certain charges, including fraud claims, for improper venue and entered an order essentially staying the balance of the proceedings, including those related to fiduciary and other duties and those brought against News Corporation, pending the arbitration between Darlene, DIRECTV and DLA LLC.

        In June 2005, we filed suit against Darlene in the United States District Court for the Southern District of New York seeking specific performance and declaratory relief with respect to the release agreement and covenant not to sue executed by Darlene in February 2004 in connection with the DLA LLC reorganization and related transactions. On September 27, 2006, the District Court granted our motion for summary judgment and found Darlene liable for breach of contract.

        On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325.0 million. All pending litigation related to Darlene against us and the other parties described above has been dismissed.

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

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $126.7 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment royalties pursuant to the compulsory license shall be held in escrow pending outcome of the appeal, and the initial quarterly payment has been made. Through December 31, 2006, the amount of the compulsory license fee amounted to $12.1 million, which was paid into escrow.

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

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2006, the net book value of in-orbit satellites was $1,343.6 million of which $947.9 million was uninsured.

  Other

        As of December 31, 2006, included in "Investments and Other Assets" in the Consolidated Balance Sheets is a receivable for $24.7 million of the $57.0 million rebate that we can earn from Thomson by purchasing at least $4.0 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonable estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date as a charge to the Consolidated Statements of Operations at the time such determination is made.

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $11.3 million at December 31, 2006.

        In connection with the Sky Brazil transaction, Globo was granted the right, until January 2014, to exchange shares in Sky Brazil for cash or common shares of the company. Upon exercising the exchange rights, the value of Sky Brazil shares will be determined by an outside valuation expert and we have the option to elect the consideration to be paid in cash, shares of our common stock or a combination of both.

***

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2006 Quarters
Revenues	$3,385.6	$3,520.0	$3,666.8	$4,183.1
Income from Continuing Operations Before Income Taxes and Minority Interests(1)	402.2	715.3	605.8	575.3
Income tax (expense) benefit	(160.7)	(256.6)	(228.5)	(219.7)
Minority interests in net earnings of subsidiaries	(6.3)	—	(7.1)	0.4

Net Income	$235.2	$458.7	$370.2	$356.0

Basic and diluted earnings per common share	$0.17	$0.36	$0.30	$0.29
2005 Quarters
Revenues	$3,147.9	$3,187.9	$3,233.2	$3,595.5
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests(1)	(89.1)	210.5	139.1	219.8
Income tax (expense) benefit	43.7	(75.6)	(41.7)	(99.6)
Minority interests in net (earnings) losses of subsidiaries	4.0	(4.7)	(2.8)	1.0

Income (loss) from continuing operations	(41.4)	130.2	94.6	121.2
Income from discontinued operations, net of taxes	—	31.3	—	—

Net Income (Loss)	$(41.4)	$161.5	$94.6	$121.2

Basic and diluted earnings (loss) per common share from continuing operations before cumulative effect of accounting change	$(0.03)	$0.10	$0.07	$0.09

(1)
Included as part of "Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting changes" are the following: for the third quarter of 2006 is a $60.7 million gain related to the partial sale of our interest in GLB as part of the Sky Transactions; for 2005 we recorded a gain on the sale of our DIRECTV Mexico subscribers to Sky Mexico in the amount of $28.3 million in the second quarter of 2005, $30.1 million in the third quarter of 2005, $12.0 million in the fourth quarter of 2005 and $57.0 million in the first quarter of 2006, for the second quarter of 2005 is a charge of $64.9 million ($40.0 million after tax) related to premium that we paid for the redemption of a portion of our 8.375% senior notes and the write-off of a portion of deferred debt issuance costs and other transaction costs resulting from the completion of refinancing transactions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2006.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, or GAAP, and includes those policies and procedures that:

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO). Based on their assessment and those criteria, management believes that, as of December 31, 2006, our internal control over financial reporting is effective.

        Our independent registered public accounting firm has issued an audit report on management's assessment of internal control over financial reporting, which appears below.

        Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

        To the Board of Directors and Stockholders of The DIRECTV Group, Inc.
El Segundo, California

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The DIRECTV Group, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's change of its method of accounting for subscriber acquisition, upgrade and retention costs and the adoption of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

/S/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 28, 2007

ITEM 9B.    OTHER INFORMATION

        None.

***

PART III

ITEMS 10, 11, 12, 13 and 14

        We hereby incorporate by reference information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report from The DIRECTV Group, Inc.'s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

***

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II
	2.	Financial Statement Schedule I — Condensed Financial Information of the Registrant	120
		Financial Statement Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005 and 2004	123
	3.	Exhibits
Exhibit Number	Exhibit Name
*2.1
Transaction Agreement, dated as of April 20, 2004, by and among The DIRECTV Group, Inc., PAS Merger Sub, Inc., PanAmSat Corporation and Constellation LLC (incorporated by reference to Exhibit 1 to Amendment No. 8 to Schedule 13D of PanAmSat Corporation filed by The DIRECTV Group, Inc. on April 22, 2004)
*2.2
Stock Purchase Agreement, dated as of April 9, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K of Hughes Electronics Corporation filed April 14, 2003 (the "April 14, 2003 8-K"))
*2.3
Amendment No. 1 to the Stock Purchase Agreement, dated as of April 25, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 2.2 to the Form S-4 of Hughes Electronics Corporation filed June 5, 2003 (the "Form S-4"))
*2.4
Amendment No. 2 to the Stock Purchase Agreement, dated as of August 20, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation (incorporated by reference to Exhibit 2.7 to Amendment No. 2 to the Form S-4 of Hughes Electronics Corporation filed August 21, 2003 ("Amendment No. 2"))

*2.5
Letter Agreement, dated as of August 15, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, GMH Merger Sub, Inc. and General Motors Corporation (incorporated by reference to Exhibit 2.6 to Amendment No. 2)
*2.6
Agreement and Plan of Merger, dated as of April 9, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited, and GMH Merger Sub, Inc. (incorporated by reference to Exhibit 99.3 to the April 14, 2003 8-K)
*2.7
Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 16, 2003, by and among Hughes Electronics Corporation, The News Corporation Limited and GMH Merger Sub, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 1 to the Form S-4 of Hughes Electronics Corporation filed July 24, 2003)
*2.8	Separation Agreement, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.4 to the April 14, 2003 8-K)
*2.9
Letter Agreement, dated as of August 12, 2004, between The DIRECTV Group, Inc. and Constellation, LLC, and acknowledged by PanAmSat Corporation (incorporated by reference to Exhibit (d)3 to Amendment No. 4 to Schedule 13E-3 filed by The DIRECTV Group, Inc. and certain other filing persons on August 12, 2004)
*3.1
Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated by reference to Exhibit 99.2 to the Form 8-K of Hughes Electronics Corporation filed December 22, 2003 (the "December 22, 2003 8-K"))
*3.2
Certificate of Ownership and Merger of The DIRECTV Group, Inc. with and into Hughes Electronics Corporation dated March 16, 2004 (incorporated by reference to Exhibit 3.1 to the Form 8-K of The DIRECTV Group, Inc. filed March 16, 2004)
*3.3	Amended and Restated By-laws of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated by reference to Exhibit 99.3 to the December 22, 2003 8-K)
*4.1
Specimen form of certificate representing common stock of The DIRECTV Group, Inc. (incorporated by reference to Exhibit 4.1 to the Form 10-K of The DIRECTV Group, Inc. filed March 17, 2004 (the "2003 Form 10-K"))
*4.2
Indenture, dated as of February 28, 2003, by and among DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Hughes Electronics Corporation filed May 8, 2003 (the "May 8, 2003 10-Q"))
*4.3	Form of 8.375% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the May 8, 2003 10-Q)
*4.4
Supplemental Indenture dated as of September 30, 2004 by and among DIRECTV Home Services, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Form 10- K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed March 1, 2005)

**4.5
Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee
*4.6
Indenture, dated as of June 15, 2005, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co, Inc. filed June 20, 2005 (the "June 20, 2005 8-K"))
*4.7	Form of 6 3/8% Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to the June 20, 2005 8-K)
**4.8
Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee
†† *10.1
Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.1 to the Form 10-Q of The DIRECTV Group, Inc. filed May 6, 2004)
†† *10.2
Employment Agreement between The DIRECTV Group, Inc. and Michael W. Palkovic effective as of March 19, 2005 (incorporated by reference to Exhibit 10.7 to the Form 10-Q of The DIRECTV Group, Inc. filed May 5, 2005 (the "May 5, 2005 10-Q")
*10.3	Member Offer Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed June 3, 2004)
*10.4
Asset Purchase Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc., Golden Sky Systems, Inc., and each other entity listed as a "Seller" on the signature pages thereto, DIRECTV, Inc., and, solely for purposes of Section 12.12 thereof, The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed August 3, 2004)
*10.5
Office Sublease for Corporate Headquarters between Raytheon Company, f/k/a Hughes Aircraft Company, and DIRECTV, Inc. dated March 20, 1996 (incorporated by reference to Exhibit 10.17 of the Form S-4 of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed June 26, 2003)
†† *10.6	The DIRECTV Group, Inc. 2004 Stock Plan (incorporated by reference to Exhibit 99 to the Form S-8 of The DIRECTV Group, Inc. filed June 3, 2004)
†† *10.7	The DIRECTV Group, Inc. Executive Officer Cash Bonus Plan (incorporated by reference to Annex C to the Definitive Proxy Statement on Schedule 14A of The DIRECTV Group, Inc. filed April 16, 2004)
*10.8
Brazil Business Combination Agreement, dated as October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited, The DIRECTV Group, Inc., DIRECTV Latin America, LLC and GLA Brasil Ltda. (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed October 15, 2004 (the "October 15, 2004 8-K"))
*10.9
Participation Agreement, dated as of October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.2 to the October 15, 2004 8-K)

*10.10
Latin America Purchase Agreement, dated as of October 8, 2004, by and between The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.3 to the October 15, 2004 8-K)
*10.11
Latin America Purchase Agreement, dated as of October 8, 2004, by and between Liberty Media International, Inc. and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.4 to the October 15, 2004 8-K)
*10.12
Purchase and Sale Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.5 to the October 15, 2004 8-K)
*10.13
Option Agreement Letter, dated as of October 8, 2004, among Innova, S. de R.L. de C.V., Innova Holdings, S. de R.L. de C.V., Novavisión, S. de R.L. de C.V., Grupo Televisa, S.A., The News Corporation Limited, The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated by reference to Exhibit 10.6 to the October 15, 2004 8-K)
*10.14
Post-Migration Payment Letter Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.7 to the October 15, 2004 8-K)
*10.15
DTH Agreement, dated as of October 8, 2004, by and among Grupo Televisa, S.A., The News Corporation Limited, Innova, S. de R.L. de C.V., The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated by reference to Exhibit 10.8 to the October 15, 2004 8-K)
*10.16	Televisa Letter Agreement, dated as of October 8, 2004, by and between Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.9 to the October 15, 2004 8-K)
*10.17
Purchase and Sale Agreement (Multi-Country Platform), dated as of October 8, 2004, by and among Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.10 to the October 15, 2004 8-K)
*10.18
Purchase and Sale Agreement (Multi-Country Platform), dated as of October 15, 2004, by and among Globo Comunicações e Participações S.A., DTH USA, Inc. and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.12 to the Form 10-Q of The DIRECTV Group, Inc. filed November 5, 2004)
†† *10.19
Hughes Electronics Corporation Executive Deferred Compensation Plan, amended and effective as of December 22, 2003 (incorporated by reference to Exhibit 10.38 to the Form 10-K of The DIRECTV Group, Inc. filed March 1, 2005 (the "2004 Form 10-K"))
†† *10.20	Performance Stock Unit Award Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.39 to the 2004 Form 10-K)
†† *10.21	Non-Qualified Stock Option Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.40 to the 2004 Form 10-K)

*10.22
Contribution and Membership Interest Purchase Agreement, dated as of December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed December 9, 2004)
†† *10.23	Terms and Conditions of restricted stock unit awards to applicable executive officers (incorporated by reference to Exhibit 10.2 to the Form 8-K of The DIRECTV Group, Inc. filed February 15, 2005)
*10.24	Employee Matters Agreement, dated as of April 9, 2003, by and between Hughes Electronics Corporation and The News Corporation Limited (incorporated by reference to Exhibit 99.5 to the Form S-4)
*10.25	Special Employee Items Agreement, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.4 to the Form S-4)
*10.26
Amended and Restated Agreement for the Allocation of United States Income Taxes, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Form S-4)
†† *10.27
Executive Change in Control Agreement Amended by and between The DIRECTV Group, Inc. and Michael W. Palkovic, as amended and restated through February 1, 2004 (incorporated by reference to Exhibit 10.8 of the May 5, 2005 10-Q)
*10.28
Services Agreement dated November 1, 2005 by and between News Corporation and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q of The DIRECTV Group, Inc. filed November 4, 2005)
†† *10.29
Terms and Conditions of restricted stock unit awards to independent director (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed February 10, 2006 (the "February 10, 2006 8-K"))
†† *10.30	Terms and Conditions of restricted stock unit awards to applicable executive officers (incorporated by reference to Exhibit 10.2 to the February 10, 2006 8-K)
*10.31
Letter Agreement dated February 24, 2006 between The DIRECTV Group, Inc. and United States Trust Company of New York acting in its capacity as independent trustee for the General Motors Special Hourly Employees Pension Trust, the General Motors Special Salaried Employees Pension Trust and the Sub-Trust of the General Motors Welfare Benefit Trust (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed March 1, 2006)
†† *10.32
First Amendment to Hughes Electronics Corporation Executive Deferred Compensation Plan dated November 2005 (incorporated by reference to Exhibit 10.52 to the Form 10-K of The DIRECTV Group, Inc. filed March 10, 2006 (the "2005 Form 10-K")

*10.33
Credit Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, the lenders party to the Credit Agreement, certain subsidiaries of the DIRECTV Holdings LLC, as guarantors, JP Morgan Chase Bank, N.A., as Syndication Agent, Credit Suisse First Boston, Goldman Sachs Credit Partners, L.P. and Citicorp North America, Inc. as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Book Managers (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (the "April 13, 2005 8-K"))
*10.34
Security Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the April 13, 2005 8-K)
*10.35
Pledge Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the April 13, 2005 8-K)
†† *10.36	Amendment to Hughes Electronics Corporation Executive Deferred Compensation Plan dated November 2005 (incorporated by reference to the 2005 Form 10-K)
†† *10.37
Employment Agreement effective as of January 1, 2007 between The DIRECTV Group, Inc. and Bruce Churchill (incorporated by reference to Exhibit 10.2 to Form 8-K of The DIRECTV Group, Inc. filed February 12, 2007 (the "February 12, 2007 8-K))
†† *10.38	Employment Agreement effective as of January 1, 2007 between The DIRECTV Group, Inc. and Larry Hunter (incorporated by reference to Exhibit 10.3 of the February 12, 2007 8-K)
†† *10.39	Employment Agreement effective as of January 1, 2007 between The DIRECTV Group, Inc. and Romulo Pontual (incorporated by reference to Exhibit 10.4 of the February 12, 2007 8-K)
†† *10.40	Terms and Conditions of 2007 Equity program to applicable executive officers (incorporated by reference to Exhibit 10.1 of the February 12, 2007 8-K)
††**10.41	Second Amendment to the Hughes Electronics Corporation Executive Deferred Compensation Plan dated as of December 31, 2006
**10.42	First Amendment to Services Agreement by and between News Corporation and The DIRECTV Group, Inc. dated December 22, 2006
*14	The DIRECTV Group, Inc. Code of Ethics and Business Conduct, adopted February 6, 2007 (incorporated by reference to Exhibit 14.1 to the February 12, 2007 8-K)
**21	Subsidiaries of the Registrant as of December 31, 2006
**23	Consent of Deloitte & Touche LLP
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.1	First Amended Plan of Reorganization of DIRECTV Latin America, LLC Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to the March 2, 2004 8-K)
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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Millions)
Operating Costs and Expenses
General and administrative expenses	$79.5	$91.2	$227.8

Total Operating Costs and Expenses	79.5	91.2	227.8
Operating Loss	(79.5)	(91.2)	(227.8)
Interest income	61.3	109.8	46.5
Interest expense	(5.0)	(4.7)	(4.6)
Equity in net earnings (losses) of subsidiaries	2,308.5	464.9	(1,342.4)
Reorganization expense	—	—	(8.6)
Other, net	0.3	(1.0)	(683.8)

Income (loss) Before Income Taxes	2,285.6	477.8	(2,220.7)
Income tax (expense) benefit	(865.5)	(141.9)	271.5

Net Income (Loss)	$1,420.1	$335.9	$(1,949.2)

CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2006	2005
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$978.1	$2,435.0
Short-term investments	170.2	683.2
Accounts and interest receivables from subsidiaries	24.9	41.3
Deferred income taxes	165.4	13.8
Prepaid expenses and other	110.3	199.6

Total Current Assets	1,448.9	3,372.9
Deferred Income Taxes	—	164.9
Investments in Subsidiaries	6,023.4	4,717.1
Other Assets	46.1	126.1

Total Assets	$7,518.4	$8,381.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, accrued liabilities and other	$90.3	$100.8

Total Current Liabilities	90.3	100.8
Other Liabilities and Deferred Credits	747.3	340.2
Commitments and Contingencies
Stockholders' Equity	6,680.8	7,940.0

Total Liabilities and Stockholders' Equity	$7,518.4	$8,381.0

Reference should be made to the Notes to the Condensed Financial Statements.

CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Used in Operating Activities	$(256.2)	$(369.9)	$(45.0)

Cash Flows from Investing Activities
Purchase of short-term investments	(2,516.5)	(4,672.7)	(4,255.3)
Sale of short-term investments	3,028.6	4,512.1	4,077.5
Net investments in subsidiaries	992.0	(149.8)	1,836.6
Net (increase) decrease in loans to subsidiaries	—	875.0	(875.0)
Proceeds from sale of investments	—	37.0	510.5
Cash paid for property, equipment and satellites	(0.1)	(27.9)	(42.6)
Other, net	13.8	6.2	14.8

Net Cash Provided by Investing Activities	1,517.8	579.9	1,266.5

Cash Flows from Financing Activities
Common shares repurchased and retired	(2,977.1)	—	—
Stock options exercised	257.1	45.2	23.0
Excess tax benefit from share-based compensation	1.5	—	—

Net Cash Provided by (Used in) Financing Activities	(2,718.5)	45.2	23.0

Net increase in cash and cash equivalents	(1,456.9)	255.2	1,244.5
Cash and cash equivalents at beginning of the year	2,435.0	2,179.8	935.3

Cash and cash equivalents at end of the year	$978.1	$2,435.0	$2,179.8

Reference should be made to the Notes to the Condensed Financial Statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

        As discussed in Note 9 of the Notes to the Consolidated Financial Statements, the terms of the DIRECTV Holdings LLC credit facility limit DIRECTV Holdings LLC and its respective subsidiaries from transferring funds to us in the form of cash dividends, loans or advances. In the parent company only financial statements, we state our investments in subsidiaries at cost, net of equity in earnings (losses) of subsidiaries, since the date of formation/acquisition. As a result, we include our interest in the net assets of DIRECTV Holdings LLC, which total about $4.4 billion at December 31, 2006 and $3.3 billion at December 31, 2005 in "Investments in Subsidiaries" in the accompanying Condensed Balance Sheets of the parent company. The parent company only financial statements and related notes should be read in conjunction with our consolidated financial statements and notes thereto.

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

Note 3: Loans Receivable from Subsidiaries

        On August 27, 2004, in connection with the completion of the Pegasus and NRTC transactions described in Note 3 of the Notes to the Consolidated Financial Statements, we provided DIRECTV U.S. $875.0 million in the form of an unsecured promissory note. DIRECTV U.S. repaid the $875.0 million note in full during the second quarter of 2005.

Note 4: Credit Facilities

        See Note 9 of the Notes to the Consolidated Financial Statements.

Note 5: Contingencies

        See Note 20 of the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2006
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(80.5)	$(214.3)	$(119.4	)(a)	$347.8	(b)	$(66.4)

For the Year Ended December 31, 2005
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(121.7)	$(248.7)	$(101.3	)(a)	$391.2	(b)	$(80.5)

For the Year Ended December 31, 2004
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(112.7)	$(207.9)	$(77.9	)(a)	$276.8	(b)	$(121.7)

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
Date: February 28, 2007
	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic (Executive Vice President and Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of February 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ K. RUPERT MURDOCH (K. Rupert Murdoch)	Chairman of the Board of Directors
/s/ CHASE CAREY (Chase Carey)	Director, President and Chief Executive Officer	}	Principal Executive Officer
/s/ MICHAEL W. PALKOVIC (Michael W. Palkovic)	Executive Vice President and Chief Financial Officer	}	Principal Financial Officer
/s/ PATRICK T. DOYLE (Patrick T. Doyle)	Senior Vice President, Controller and Treasurer	}	Principal Accounting Officer
/s/ NEIL R. AUSTRIAN (Neil R. Austrian)	Director
/s/ RALPH F. BOYD, JR. (Ralph F. Boyd, Jr.)	Director
/s/ PETER CHERNIN (Peter Chernin)	Director
/s/ JAMES M. CORNELIUS (James M. Cornelius)	Director
/s/ DAVID F. DEVOE (David F. DeVoe)	Director
/s/ NANCY NEWCOMB (Nancy Newcomb)	Director

/s/ CHARLES R. LEE (Charles R. Lee)	Director
/s/ PETER A. LUND (Peter A. Lund)	Director
/s/ HAIM SABAN (Haim Saban)	Director

***

EXHIBIT INDEX

Exhibit Number	Exhibit Name
**4.5
Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee
**4.8
Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee
**10.41	Second Amendment to the Hughes Electronics Corporation Executive Deferred Compensation Plan dated as of December 31, 2006
**10.42	First Amendment to Services Agreement by and between News Corporation and The DIRECTV Group, Inc. dated December 22, 2006
**21	Subsidiaries of the Registrant as of December 31, 2006
**23	Consent of Deloitte & Touche LLP
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TABLE OF CONTENTS
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
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  EXECUTIVE OVERVIEW AND OUTLOOK
  RESULTS OF OPERATIONS
  Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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