Form 10-Q
period 2007-03-31
DIRECTV GROUP INC
filed 2007-05-10
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to

Commission file number 1-31945

THE DIRECTV GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1106564 (I.R.S. Employer Identification No.)
2230 East Imperial Highway El Segundo, California (Address of principal executive offices)	90245 (Zip Code)
(310) 964-5000 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of May 4, 2007, the registrant had 1,223,789,292 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$3,907.5	$3,385.6
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,624.7	1,399.2
Subscriber service expenses	301.9	248.2
Broadcast operations expenses	75.2	70.9
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	469.0	587.1
Upgrade and retention costs	232.5	295.1
General and administrative expenses	274.4	237.2
Gain from disposition of business	—	(57.0)
Depreciation and amortization expense	366.5	212.8

Total Operating Costs and Expenses	3,344.2	2,993.5

Operating Profit	563.3	392.1
Interest income	36.7	47.2
Interest expense	(58.1)	(58.7)
Other, net	9.8	21.6

Income Before Income Taxes and Minority Interests	551.7	402.2
Income tax expense	(215.0)	(160.7)
Minority interests in net earnings of subsidiaries	(0.3)	(6.3)

Net Income	$336.4	$235.2

Basic and Diluted Earnings Per Common Share	$0.27	$0.17

Weighted average number of common shares outstanding (in millions)
Basic	1,227.8	1,347.0
Diluted	1,235.1	1,352.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
	(Dollars in Millions, Except Per Share Amounts)
ASSETS
Current Assets
Cash and cash equivalents	$2,259.7	$2,499.0
Short-term investments	117.8	170.2
Accounts receivable, net of allowances of $80.0 and $66.4	1,145.2	1,345.2
Inventories	177.3	147.9
Deferred income taxes	131.0	166.0
Prepaid expenses and other	223.0	227.3

Total Current Assets	4,054.0	4,555.6
Satellites, net	2,012.7	2,008.4
Property and Equipment, net	2,848.7	2,444.8
Goodwill	3,708.3	3,515.0
Intangible Assets, net	1,813.5	1,810.6
Investments and Other Assets	825.7	806.7

Total Assets	$15,262.9	$15,141.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,774.6	$2,815.9
Unearned subscriber revenues and deferred credits	321.2	286.2
Short-term borrowings and current portion of long-term debt	10.8	220.4

Total Current Liabilities	3,106.6	3,322.5
Long-Term Debt	3,392.2	3,394.9
Deferred Income Taxes	409.4	315.2
Other Liabilities and Deferred Credits	1,403.0	1,365.5
Commitments and Contingencies
Minority Interests	—	62.2
Stockholders' Equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 1,225,122,978 shares and 1,226,490,193 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	9,855.0	9,836.2
Accumulated deficit	(2,861.5)	(3,106.7)
Accumulated Other Comprehensive Loss	(41.8)	(48.7)

Total Stockholders' Equity	6,951.7	6,680.8

Total Liabilities and Stockholders' Equity	$15,262.9	$15,141.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions)
Cash Flows From Operating Activities
Net Income	$336.4	$235.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366.5	212.8
Gain from disposition of business	—	(57.0)
Net gain from sale of investments	—	(14.4)
Share-based compensation expense	12.4	11.2
Equity in earnings from unconsolidated affiliates	(9.8)	(8.4)
Deferred income taxes and other	132.9	153.0
Change in other operating assets and liabilities:
Accounts receivable	200.0	165.2
Inventories	(29.4)	(27.6)
Prepaid expenses and other	3.9	(30.9)
Accounts payable and accrued liabilities	(71.6)	(188.7)
Unearned subscriber revenue and deferred credits	35.0	3.2
Other, net	22.4	(13.8)

Net Cash Provided by Operating Activities	998.7	439.8

Cash Flows From Investing Activities
Purchase of short-term investments	(297.8)	(1,163.4)
Sale of short-term investments	350.2	1,477.5
Cash paid for property and equipment	(635.6)	(213.7)
Cash paid for satellites	(54.0)	(56.6)
Investment in companies	(329.9)	(384.4)
Proceeds from sale of investments	—	115.9
Other, net	12.6	(12.3)

Net Cash Used in Investing Activities	(954.5)	(237.0)

Cash Flows From Financing Activities
Common shares repurchased and retired	(100.7)	(1,779.3)
Repayment of debt	(212.5)	—
Net increase (decrease) in short-term borrowings	0.4	(0.6)
Repayment of other long-term obligations	(31.7)	(23.5)
Stock options exercised	54.6	24.2
Excess tax benefit from share-based compensation	6.4	1.5

Net Cash Used in Financing Activities	(283.5)	(1,777.7)

Net decrease in cash and cash equivalents	(239.3)	(1,574.9)
Cash and cash equivalents at beginning of the period	2,499.0	3,701.3

Cash and cash equivalents at end of the period	$2,259.7	$2,126.4

Supplemental Cash Flow Information
Cash paid for interest	$54.7	$60.9
Cash paid for income taxes	21.4	1.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        The DIRECTV Group, Inc., which we refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America through our DIRECTV U.S. and DIRECTV Latin America, or DTVLA, business units. DIRECTV U.S. is comprised of DIRECTV Holdings LLC and its subsidiaries. DTVLA is comprised of PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC; our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. In January 2007, we acquired Darlene Investments LLC's 14% minority interest in DLA LLC for $325.0 million in cash.

        On December 23, 2006, News Corporation and Liberty Media Corporation, or Liberty, entered into an agreement to exchange Liberty's 16.3% ownership interest in News Corporation for News Corporation's approximately 38.4% ownership in us, three regional sports networks and $550 million in cash. The transaction has been approved by the stockholders of News Corporation and is subject to regulatory approval from the Federal Communications Commission, the receipt of a private letter ruling from the Internal Revenue Service and antitrust clearance. It is expected that the transaction will close in the second half of 2007.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 1, 2007 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Change and New Accounting Standards

  Accounting Change

        Uncertain Tax Positions.    On January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", or FIN 48. We now recognize a benefit in "Income tax expense" in the Consolidated Statements of Operations for uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Unrecognized tax benefits represent tax benefits taken or expected to be taken in income tax returns, for which the benefit has not yet been recognized in "Income tax expense" in the Consolidated Statements of Operations due to the uncertainty of whether such benefits will be ultimately realized. The cumulative effect of adopting FIN 48 resulted in a $5.2 million increase to the January 1, 2007 balance of "Accumulated deficit" in the Consolidated Balance Sheets. As of the date of adoption, our unrecognized tax benefits totaled $204.0 million, including $165.9 million of tax positions the recognition of which would affect the annual effective income tax rate. We include the liability for unrecognized tax benefits in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in the Consolidated Balance Sheets as of March 31, 2007.

        We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. As of the date of adoption, we have accrued $45.1 million in interest and penalties as part of our liability for unrecognized tax benefits. For the three months ended March 31, 2007, we have recorded a $12.4 million increase in our liability for unrecognized tax benefits including $4.9 million in interest and penalties that we reported in "Income tax expense" in the Consolidated Statements of Operations.

        We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal tax purposes, the tax years 2001 through 2006 remain open to examination. The California tax years 1994 through 2006 remain open to examination and the income tax returns in the other state and foreign tax jurisdictions in which we have operations are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

        Except for the statute of limitations closing in a foreign jurisdiction which could result in a decrease to the amount of unrecognized tax benefits of $14.6 million and the resolution of a pending foreign withholding tax dispute, which could result in a decrease to the amount of unrecognized tax benefits of $21.0 million, we do not anticipate that changes to the total unrecognized tax benefits in the next twelve months will have a significant effect on our results of operations or financial position.

New Accounting Standards

        In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We are currently assessing the effect SFAS No. 159 may have, if any, to our consolidated results of operations or financial position when adopted on January 1, 2008.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. We do not expect the adoption of SFAS No. 157 on January 1, 2008, to have any effect on our consolidated results of operations or financial position.

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

Note 3: Acquisitions

  Darlene Transaction

        On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325.0 million in cash. We are accounting for this acquisition using the purchase method of accounting. Based on preliminary estimates, we have allocated the excess purchase price over the book value of the minority interest acquired to a subscriber related intangible asset of $105.0 million, goodwill of $196.3 million and a non-current deferred tax liability of $38.8 million. Amounts allocated to subscriber related intangible assets and deferred tax liabilities are estimates pending the completion of independent appraisals and additional analyses currently in process. We expect the final valuation and purchase accounting to be completed in the second half of 2007.

  Sky Transactions

        During 2006, we completed the last in a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International which we refer to as the Sky Transactions as further described below. The Sky Transactions resulted in the combination of the direct-to-home satellite platforms of DIRECTV and SKY in Latin America into a single platform in each of the major territories in the region.

        Brazil.    On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., with and into Sky Brazil, and completed the purchase of News Corporation's and Liberty Media International's interests in Sky Brazil. As a result of these transactions, we hold a 74% interest in the combined business and we assumed Sky Brazil's $210.0 million bank loan. We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating the results of Sky Brazil from the date of acquisition. Amounts allocated to tangible and intangible assets, primarily subscriber related, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of independent appraisals and additional analyses currently in process. Based on preliminary estimates, we have allocated $288.6 million to amortizable intangible assets that are included in "Intangible Assets, net" in our Consolidated Balance Sheets which will be amortized over a period of 6.0 years. We recorded the $460.5 million excess of the purchase price over the estimated fair values of the net assets acquired as goodwill. We expect the purchase price allocation to be finalized during the first half of 2007, which may result in different amounts being allocated to amortizable or depreciable assets and could affect the amount of amortization and depreciation expense recognized.

        Mexico.    In Mexico, DTVLA's local operating company, DIRECTV Mexico, sold its subscriber list to Sky Mexico and, after completing the transfer of its subscribers to Sky Mexico, ceased providing services in the third quarter of 2005. At completion of the transaction in February 2006, we recorded a gain of $57.0 million in "Gain from disposition of business" in our Consolidated Statements of Operations when DLA LLC received an equity interest in Sky Mexico resulting from the sale of DIRECTV Mexico's subscriber list and transfer of subscribers to Sky Mexico. Also in February 2006, we acquired News Corporation's and Liberty Media International's equity interests in Sky Mexico for $373.0 million in cash. On April 27, 2006, Televisa acquired a portion of our equity interest for $58.7 million which reduced our equity interest in Sky Mexico to 41%. We account for our investment in Sky Mexico using the equity method of accounting. See Note 6 for additional information regarding this investment.

Note 4: Lease Program

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Prior to March 1, 2006, we expensed most set-top receivers provided to new and existing DIRECTV U.S. subscribers immediately upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the receivers in "Property and Equipment, net" in the Consolidated Balance Sheets. We include the amount of set-top receivers capitalized each period in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for each of the periods presented:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$187.8	$46.4
Subscriber leased equipment—upgrade and retention	218.6	40.4

Total subscriber leased equipment capitalized	$406.4	$86.8

Depreciation expense—subscriber leased equipment	$113.7	$1.2

Note 5: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by reporting unit for the three months ended March 31, 2007 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of December 31, 2006	$3,031.7	$483.3	$3,515.0
Darlene transaction	—	196.3	196.3
Other	—	(3.0)	(3.0)

Balance as of March 31, 2007	$3,031.7	$676.6	$3,708.3

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		March 31, 2007			December 31, 2006
	Estimated Useful Lives (years)
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432.4		$432.4	$432.4		$432.4
72.5 WL Orbital license	5	181.8	$103.5	78.3	181.8	$93.7	88.1
Subscriber related	5-10	1,738.5	701.5	1,037.0	1,632.7	622.4	1,010.3
Dealer network	15	130.0	64.6	65.4	130.0	62.3	67.7
Distribution rights	7	334.1	133.7	200.4	334.1	122.0	212.1

Total Intangible Assets		$2,816.8	$1,003.3	$1,813.5	$2,711.0	$900.4	$1,810.6

        Amortization expense for intangible assets was $102.9 million for the three month period ended March 31, 2007 and $87.8 million for the three month period ended March 31, 2006.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $313.1 million in the remainder of 2007; $417.4 million in 2008; $324.6 million in 2009; $155.7 million in 2010; $97.5 million in 2011; and $72.8 million thereafter.

Note 6: Equity Method Investments

        As discussed in Note 3 we acquired a minority equity interest in Sky Mexico in February 2006. During the three months ended March 31, 2007, we recorded equity earnings from our investment in Sky Mexico of $10.8 million. During the three months ended March 31, 2006, we recorded equity losses from our investment in Sky Mexico of $2.7 million.

        In January 2006, we completed the sale of our 50% interest in HNS LLC to SkyTerra Communications, Inc and resolved a working capital adjustment from a prior transaction in exchange for $110.0 million in cash, which resulted in our recording a gain of $13.5 million related to the sale, in addition to equity earnings of HNS LLC of $11.3 million in "Other, net" in the Consolidated Statements of Operations.

Note 7: Debt

	Interest Rates at March 31, 2007	March 31, 2007	December 31, 2006
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910.0	$910.0
6.375% senior notes due in 2015	6.375%	1,000.0	1,000.0
Senior secured credit facility	6.582%	1,489.9	1,492.5
Sky Brazil bank loan	—	—	210.0
Other debt	—	3.1	2.8

Total debt		3,403.0	3,615.3
Less short-term borrowings and current portion of long-term debt		10.8	220.4

Long-term debt		$3,392.2	$3,394.9

        The 8.375% senior notes, 6.375% senior notes and senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets.

        The fair value of our 8.375% senior notes was approximately $959.6 million at March 31, 2007 and approximately $948.1 million at December 31, 2006. The fair value of our 6.375% senior notes was approximately $952.3 million at March 31, 2007 and approximately $961.9 million at December 31, 2006. We calculated the fair values based on quoted market prices on those dates.

        On August 23, 2006, we assumed Sky Brazil's $210.0 million U.S. dollar denominated variable rate bank loan due in August 2007 as part of the Sky Brazil transaction described in Note 3 above. In January 2007, we paid $210.0 million to the lending banks, who in turn assigned the loan to a wholly-owned subsidiary of the company. As a result, this loan is no longer outstanding on a consolidated basis.

        Our notes payable and senior secured credit facility mature as follows: $7.9 million in the remainder of 2007, $47.6 million in 2008, $97.6 million in 2009, $297.5 million in 2010, $97.6 million in 2011 and $2,852.1 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2006. The amount of interest accrued related to our outstanding debt was $28.6 million at March 31, 2007 and $26.5 million at December 31, 2006. The unamortized bond premium included in other debt was $2.7 million as of March 31, 2007 and $2.8 million as of December 31, 2006.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At March 31, 2007, DIRECTV U.S. was in compliance with all such covenants.

Note 8: Commitments and Contingencies

Commitments

        As of March 31, 2007, we anticipate minimum future payments under noncancelable operating leases having lease terms in excess of one year, primarily for satellite transponder leases and real property, to be $581.9 million, payable as follows: $67.4 million in the remainder of 2007, $92.4 million in 2008, $83.4 million in 2009, $83.7 million in 2010, $85.1 million in 2011 and $169.9 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expense under operating leases, net of sublease income, was $28.8 million for the three months ended March 31, 2007 and $27.7 million for the three months ended March 31, 2006.

        As of March 31, 2007, we anticipate minimum future payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control and satellite construction and launch contracts to be $4,796.4 million, payable as follows: $874.1 million in the remainder of 2007, $1,003.8 million in 2008, $1,016.5 million in 2009, $989.2 million in 2010, $583.4 million in 2011 and $329.4 million thereafter.

        As of March 31, 2007, future payments for other long-term obligations total $449.0 million, and are payable as follows: $85.3 million in the remainder of 2007, $80.6 million in 2008, $85.5 million in 2009, $89.7 million in 2010, $54.6 million in 2011 and $53.3 million thereafter. We record these amounts in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in the Consolidated Balance Sheets.

Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2007. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that the company, DIRECTV Holdings LLC, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $78.9 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25.0 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13.4 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006, and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $126.7 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment royalties pursuant to the compulsory license shall be held in escrow pending outcome of the appeal. Through March 31, 2007, the amount of the compulsory license fee amounted to $17.8 million, which has been paid into escrow.

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

        Darlene Litigation.    On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325.0 million in cash. All pending litigation related to Darlene against us and the other parties has been dismissed in connection with this acquisition.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2007, the net book value of in-orbit satellites was $1,305.9 million of which $920.2 million was uninsured.

  Other

        As of March 31, 2007, included in "Investments and Other Assets" in the Consolidated Balance Sheets is a receivable for $27.3 million of the $57.0 million rebate that we can earn from Thomson by purchasing at least $4.0 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date as a charge to the Consolidated Statements of Operations at the time such determination is made.

        In connection with the Sky Brazil transaction, Globo was granted the right, until January 2014, to exchange shares in Sky Brazil for cash or common shares of the company. Upon exercising the exchange rights, the fair value of Sky Brazil shares will be determined by an outside valuation expert and we have the option to elect the consideration to be paid in cash, shares of our common stock or a combination of both.

Note 9: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties. News Corporation and its affiliates are considered related parties because, as of March 31, 2007, it owned approximately 38.4% of our outstanding common stock. Companies in which we hold equity method investments are also considered related parties, which include Sky Mexico from the acquisition on February 16, 2006. We have the following types of contractual arrangements with our related parties: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities. The majority of payments under contractual arrangements with News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions)
Sales	$4.8	$6.3
Purchases	269.4	198.1

        The following table sets forth the amount of assets and liabilities resulting from transactions with related parties as of:

	March 31, 2007	December 31, 2006
	(Dollars in Millions)
Accounts receivable	$5.0	$10.8
Accounts payable	244.6	206.2

        The accounts receivable and accounts payable balances as of March 31, 2007 and December 31, 2006 are primarily related to affiliates of News Corporation.

        In addition to the transactions described above, we made a cash payment to News Corporation of $285.0 million in the first quarter of 2006 in connection with our purchase of its interest in Sky Mexico.

Note 10: Earnings Per Common Share

        We compute Basic Earnings Per Common Share, or EPS, by dividing net income by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist primarily of common stock options and restricted stock units issued to employees. In the computation of diluted EPS under the treasury stock method, the amount of assumed proceeds from nonvested stock awards and unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the awards were distributed during the period. We exclude common equivalent shares from the computation in loss periods as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. The number of common stock options excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of our common stock were as follows: 34.5 million options for the three months ended March 31, 2007, and 66.0 million options for the three months ended March 31, 2006.

        The following table sets forth comparative information regarding common shares outstanding:

	Three Months Ended March 31,
	2007	2006
	(Shares in Millions)
Common shares outstanding at January 1	1,226.5	1,391.0
Decrease for common shares repurchased and retired	(5.8)	(116.0)
Increase for stock options exercised and restricted stock units vested and distributed	4.4	2.9

Common shares outstanding at March 31	1,225.1	1,277.9

Weighted average number of common shares outstanding	1,227.8	1,347.0

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended March 31, 2007:
Basic EPS
Net income	$336.4	1,227.8	$0.27
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7.3	—

Diluted EPS
Adjusted net income	$336.4	1,235.1	$0.27

Three Months Ended March 31, 2006:
Basic EPS
Net income	$235.2	1,347.0	$0.17
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5.8	—

Diluted EPS
Adjusted net income	$235.2	1,352.8	$0.17

Note 11: Stockholders' Equity

Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a share repurchase program which was implemented on February 10, 2006 and completed in February 2007. Under the repurchase program, we were authorized to repurchase up to $3.0 billion of our common stock. On February 27, 2007, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock. The source of funds for the purchases is our existing cash on hand and cash from operations.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Three Months Ended March 31,
	2007	2006
	(Amounts in Millions, Expect Per Share Amounts)
Total cost of repurchased shares	$132.5	$1,800.1
Average price per share	22.85	15.52
Number of shares repurchased and retired	5.8	116.0

        For the three months ended March 31, 2007, we recorded the $132.5 million in repurchases as a decrease of $46.5 million to "Common stock and additional paid in capital" and an increase of $86.0 million to "Accumulated deficit" in the Consolidated Balance Sheets. We paid for $31.8 million of the $132.5 million in repurchases during the first quarter of 2007 in April 2007. We paid for $20.8 million of the $1,800.1 million in repurchases during the first quarter of 2006 in April 2006.

Accumulated Other Comprehensive Loss

	As of March 31, 2007	As of December 31, 2006
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(52.9)	$(52.9)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4.1)	(4.1)
Accumulated unrealized gains on securities, net of taxes	15.8	8.8
Accumulated foreign currency translation adjustments	(0.6)	(0.5)

Total Accumulated Other Comprehensive Loss	$(41.8)	$(48.7)

Other Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions)
Net income	$336.4	$235.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.1)	3.1
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses)	7.0	(7.2)
Less: reclassification adjustment for net gains recognized during the period	—	(0.6)

Other comprehensive income (loss)	6.9	(4.7)

Total comprehensive income	$343.3	$230.5

Note 12: Segment Reporting

        Our two business segments, DIRECTV U.S. and DIRECTV Latin America, acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. Corporate and Other includes the corporate office, eliminations and other entities.

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended:
March 31, 2007
External Revenues	$3,538.7	$368.8	$—	$3,907.5
Intersegment Revenues	—	0.2	(0.2)	—

Revenues	$3,538.7	$369.0	$(0.2)	$3,907.5

Operating Profit (Loss)	$565.6	$16.3	$(18.6)	$563.3
Add: Depreciation and amortization expense	303.1	64.3	(0.9)	366.5

Operating Profit (Loss) Before Depreciation and Amortization(1)	$868.7	$80.6	$(19.5)	$929.8

March 31, 2006
External Revenues	$3,193.2	$192.4	$—	$3,385.6
Intersegment Revenues	0.3	0.1	(0.4)	—

Revenues	$3,193.5	$192.5	$(0.4)	$3,385.6

Operating Profit (Loss)	$362.4	$43.5	$(13.8)	$392.1
Add: Depreciation and amortization expense	182.2	31.6	(1.0)	212.8

Operating Profit (Loss) Before Depreciation and Amortization(1)	$544.6	$75.1	$(14.8)	$604.9

(1)
Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating Profit (Loss)." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of Directors use Operating Profit (Loss) Before Depreciation and Amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions. We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected Operating Profit (Loss) Before Depreciation and Amortization and similar

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. Our management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions)
Operating Profit Before Depreciation and Amortization	$929.8	$604.9
Depreciation and amortization expense	(366.5)	(212.8)

Operating Profit	563.3	392.1
Interest income	36.7	47.2
Interest expense	(58.1)	(58.7)
Other, net	9.8	21.6

Income before income taxes and minority interests	551.7	402.2
Income tax expense	(215.0)	(160.7)
Minority interests in net earnings of subsidiaries	(0.3)	(6.3)

Net Income	$336.4	$235.2

* * *

THE DIRECTV GROUP, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I, Item 1A of our 2006 Form 10-K.

THE DIRECTV GROUP, INC.
SUMMARY DATA
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations:
Revenues	$3,907.5	$3,385.6
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,624.7	1,399.2
Subscriber service expenses	301.9	248.2
Broadcast operations expenses	75.2	70.9
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	469.0	587.1
Upgrade and retention costs	232.5	295.1
General and administrative expenses	274.4	237.2
Gain from disposition of business	—	(57.0)
Depreciation and amortization expense	366.5	212.8

Total Operating Costs and Expenses	3,344.2	2,993.5

Operating Profit	563.3	392.1
Interest income	36.7	47.2
Interest expense	(58.1)	(58.7)
Other, net	9.8	21.6

Income Before Income Taxes and Minority Interests	551.7	402.2
Income tax expense	(215.0)	(160.7)
Minority interests in net earnings of subsidiaries	(0.3)	(6.3)

Net Income	$336.4	$235.2

Basic and Diluted Earnings Per Common Share	$0.27	$0.17

Weighted average number of common shares outstanding (in millions)
Basic	1,227.8	1,347.0
Diluted	1,235.1	1,352.8
	March 31, 2007	December 31, 2006
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,259.7	$2,499.0
Total current assets	4,054.0	4,555.6
Total assets	15,262.9	15,141.1
Total current liabilities	3,106.6	3,322.5
Long-term debt	3,392.2	3,394.9
Minority interests	—	62.2
Total stockholders' equity	6,951.7	6,680.8

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions)
Other Data:
Operating Profit	$563.3	$392.1
Add: Depreciation and amortization expense	366.5	212.8

Operating Profit Before Depreciation and Amortization(1)	$929.8	$604.9

Operating Profit Before Depreciation and Amortization Margin(1)	23.8%	17.9%
Capital expenditures(2)	$677.6	$249.0
Net Cash Provided by Operating Activities	998.7	439.8
Net Cash Used in Investing Activities	(954.5)	(237.0)
Net Cash Used in Financing Activities	(283.5)	(1,777.7)
Net Cash Provided by Operating Activities	$998.7	$439.8
Less: Cash paid for property and equipment	(635.6)	(213.7)
Less: Cash paid for satellites	(54.0)	(56.6)

Free cash flow(3)	$309.1	$169.5

(1)
Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating Profit (Loss)." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of Directors use Operating Profit (Loss) Before Depreciation and Amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended: March 31, 2007
Revenues	$3,538.7	$369.0	$(0.2)	$3,907.5
% of Total Revenue	90.6%	9.4%	—	100.0%
Operating Profit (Loss)	$565.6	$16.3	$(18.6)	$563.3
Add: Depreciation and amortization expense	303.1	64.3	(0.9)	366.5

Operating Profit (Loss) Before Depreciation and Amortization	$868.7	$80.6	$(19.5)	$929.8

Operating Profit Before Depreciation and Amortization Margin	24.5%	21.8%	N/A	23.8%
Capital Expenditures(1)	$617.4	$59.0	$1.2	$677.6
March 31, 2006
Revenues	$3,193.5	$192.5	$(0.4)	$3,385.6
% of Total Revenue	94.3%	5.7%	—	100.0%
Operating Profit (Loss)	$362.4	$43.5	$(13.8)	$392.1
Add: Depreciation and amortization expense	182.2	31.6	(1.0)	212.8

Operating Profit (Loss) Before Depreciation and Amortization	$544.6	$75.1	$(14.8)	$604.9

Operating Profit Before Depreciation and Amortization Margin	17.1%	39.0%	N/A	17.9%
Capital Expenditures(1)	$219.9	$29.1	$—	$249.0

(1)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites.

BUSINESS OVERVIEW

        The DIRECTV Group, Inc. is a leading provider of digital television entertainment in the United States and Latin America. Our two business segments, DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location, acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers.

        DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2007, DIRECTV U.S. had approximately 16.2 million subscribers.

        DIRECTV U.S. currently has a fleet of nine geosynchronous satellites, including eight owned satellites and one leased satellite. We have three satellites under construction and plan to launch DIRECTV 10 in mid 2007 and DIRECTV 11 in early 2008. These two satellites will provide us with increased capability for local and national high definition, or HD, channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from the Ka-Band orbital locations. The third satellite, DIRECTV 12, will serve as a ground spare.

        DIRECTV Latin America.    DIRECTV Latin America is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil, and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of March 31, 2007, PanAmericana had approximately 1.5 million subscribers, Sky Brazil had approximately 1.3 million subscribers and Sky Mexico had approximately 1.5 million subscribers.

SIGNIFICANT TRANSACTIONS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

  Darlene Transaction

        On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325.0 million in cash and resolved all outstanding disputes with Darlene. We are accounting for this acquisition using the purchase method of accounting.

  Sky Transactions

        During 2006, we completed the last in a series of transactions that were agreed in October 2004 with News Corporation, Televisa, Globo and Liberty Media International, which we refer to as the Sky Transactions. The Sky Transactions were designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DIRECTV and SKY in Latin America into a single platform in each of the major territories served in the region. These transactions were completed as follows:

  •
  On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., with Sky Brazil and completed the purchase of News Corporation's and Liberty Media International's interests in Sky Brazil. We hold a 74% interest in the combined business. We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating Sky Brazil's results from the date of acquisition.

  •
  On February 16, 2006, we completed the acquisition of our equity interest in Sky Mexico, which included the acquisition of an equity interest in Sky Mexico in exchange for the sale of our DIRECTV Mexico subscribers to Sky Mexico and the acquisition of News Corporation's and Liberty Media International's interests in Sky Mexico for $373.0 million in cash. As a result of this transaction, we recorded a gain of $57.0 million during the three months ended March 31, 2006 to "Gain from disposition of business" in the Consolidated Statements of Operations. We account for our 41% interest in Sky Mexico under the equity method of accounting from the date of acquisition.

        For additional information regarding the Darlene and Sky transactions described above, see Note 3: Acquisitions in the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report.

  Lease Program

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Prior to March 1, 2006, we expensed most set-top receivers provided to new and existing DIRECTV U.S. subscribers immediately upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the receivers in "Property and Equipment, net" in the Consolidated Balance Sheets. We include the amount of set-top receivers capitalized each period in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for each of the periods presented:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$187.8	$46.4
Subscriber leased equipment—upgrade and retention costs	218.6	40.4

Total subscriber leased equipment capitalized	$406.4	$86.8

Depreciation expense—subscriber leased equipment	$113.7	$1.2

  Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a $3.0 billion share repurchase program which was completed in February 2007. On February 27, 2007, our Board of Directors authorized an additional $1.0 billion share repurchase program. During the first quarter of 2007, we repurchased and retired 5.8 million shares for $132.5 million, at an average price of $22.85 per share. During the first quarter of 2006, we repurchased and retired 116.0 million shares for $1.80 billion, at an average price of $15.52 per share.

  HNS

        In January 2006, we completed the sale of our 50% interest in HNS LLC to SkyTerra Communications, Inc. and resolved a working capital adjustment from a prior transaction in exchange for $110.0 million in cash, which resulted in our recording a gain of $13.5 million related to the sale, in addition to equity earnings of HNS LLC of $11.3 million in "Other, net" in the Consolidated Statements of Operations.

EXECUTIVE OUTLOOK UPDATE

        In our 2006 Form 10-K, we reported that we expected DIRECTV U.S.' upgrade and retention costs incurred during 2007, including the cost of set-top receivers capitalized under the lease program but excluding the cost of replacing MPEG-2 HD subscriber equipment with our new MPEG-4 HD subscriber equipment, to be relatively unchanged as compared to the approximately $1,250 million spent in 2006. Upgrade and retention costs incurred for the quarter ending March 31, 2007 exceeded upgrade and retention costs incurred for the quarter ending March 31, 2006 due to higher demand for advanced products. We now expect the upgrade and retention costs incurred for the year ending December 31, 2007 to be greater than in 2006.

KEY TERMINOLOGY USED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming, pay-per-view programming and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for digital video recorder, or DVR, service, hardware revenues from subscribers who purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

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

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        General and Administrative Expenses.    General and administrative expenses include departmental costs for legal, administrative services, finance, marketing and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets.

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by the average number of subscribers for the period. We calculate average subscribers for the period by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended March 31,
			Change
Revenues By Segment:
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,538.7	$3,193.5	$345.2	10.8%
DIRECTV Latin America	369.0	192.5	176.5	91.7%
Corporate and Other	(0.2)	(0.4)	0.2	(50.0)%

Total Revenues	$3,907.5	$3,385.6	$521.9	15.4%

        The $521.9 million increase in our total revenues was primarily due to the $345.2 million increase in revenues at the DIRECTV U.S. segment, which resulted from higher ARPU on a larger subscriber base, and an increase in revenues at the DIRECTV Latin America segment, which resulted from added revenues from the acquisition of our interest in Sky Brazil and an increase in the number of subscribers.

        Total Operating Costs and Expenses.    The following table presents our operating costs and expenses by segment:

	Three Months Ended March 31,
			Change
Operating Costs and Expenses:
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,973.1	$2,831.1	$142.0	5.0%
DIRECTV Latin America	352.7	149.0	203.7	136.7%
Corporate and Other	18.4	13.4	5.0	37.3%

Total Operating Costs and Expenses	$3,344.2	$2,993.5	$350.7	11.7%

        The $350.7 million increase in our total operating costs and expenses was primarily due to a $203.7 million increase at the DIRECTV Latin America segment primarily due to the acquisition of Sky Brazil in August 2006 and the $57.0 million gain recorded for the Sky Mexico transaction during the first quarter of 2006, and a $142.0 million increase at the DIRECTV U.S. segment.

        Interest Income.    Interest income decreased $10.5 million to $36.7 million for the first quarter of 2007 compared to $47.2 million for the same period of 2007. The decrease in interest income is due to lower average cash and short-term investment balances partially offset by an increase in average interest rates.

        Interest Expense.    Interest expense was $58.1 million for the first quarter of 2007 and $58.7 million for the first quarter of 2006. Interest expense is net of capitalized interest of $14.4 million for the first quarter of 2007 and $11.7 million for the first quarter of 2006.

        Other, Net.    Other, net decreased by $11.8 million during the first quarter of 2007 as compared to the same period in 2006. The significant components of "Other, net" were as follows:

	Three Months Ended March 31,
			Change $
	2007	2006
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$9.8	$8.4	$1.4
Net gain from sale of investments	—	14.4	(14.4)
Other	—	(1.2)	1.2

Total	$9.8	$21.6	$(11.8)

        The decrease is primarily due to the $14.4 million net gain from sale of investments recorded in the first quarter of 2006, which included a $13.5 million gain recorded on the sale of our remaining 50% interest in HNS LLC to SkyTerra and a $0.9 million gain related to the sale of other equity investments.

        Income Tax (Expense) Benefit.    We recognized income tax expense of $215.0 million for the first quarter of 2007 compared to an income tax expense of $160.7 million for the first quarter of 2006. The change in income tax expense is primarily attributable to the change in income before income taxes and minority interests.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of March 31,		Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,538.7	$3,193.5	$345.2	10.8%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,483.4	1,331.5	151.9	11.4%
Subscriber service expenses	279.9	236.7	43.2	18.3%
Broadcast operations expenses	51.6	42.0	9.6	22.9%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	431.6	567.6	(136.0)	(24.0)%
Upgrade and retention costs	226.2	293.1	(66.9)	(22.8)%
General and administrative expenses	197.3	178.0	19.3	10.8%
Depreciation and amortization expense	303.1	182.2	120.9	66.4%

Total Operating Costs and Expenses	2,973.1	2,831.1	142.0	5.0%

Operating Profit	$565.6	$362.4	$203.2	56.1%

Other Data:
Operating Profit Before Depreciation & Amortization	$868.7	$544.6	$324.1	59.5%
Total number of subscribers (000's)	16,188	15,388	800	5.2%
ARPU	$73.40	$69.75	$3.65	5.2%
Average monthly subscriber churn %	1.44%	1.45%	—	(0.7)%
Gross subscriber additions (000's)	929	919	10	1.1%
Net subscriber additions (000's)	235	255	(20)	(7.8)%
Average subscriber acquisition costs—per subscriber (SAC)	$667	$668	$(1)	(0.1)%

        Subscribers.    The 20,000 reduction in the number of net new subscribers was primarily due to a larger number of subscriber disconnections, partially offset by the 10,000 increase in gross subscriber additions in the first quarter of 2007. However, the increase in the number of subscriber disconnections did not lead to an increase in churn due to the increase in average subscribers.

        Revenues.    Our revenue increased $345.2 million to $3,538.7 million resulting from higher ARPU and the larger subscriber base. The 5.2% increase in ARPU to $73.40 resulted primarily from price increases on programming packages, an increase in equipment upgrade fees and an increase in the number of subscribers paying mirroring, lease and DVR fees, and HD programming fees.

        Total Operating Costs and Expenses.    Our total operating costs and expenses increased $142.0 million to $2,973.1 million in the first quarter of 2007 resulting primarily from higher costs for broadcast programming, subscriber service expenses and increased depreciation and amortization expense, partially offset by decreased upgrade and retention costs and subscriber acquisition costs due to the capitalization of set-top receivers leased to new and existing subscribers. We capitalized $187.8 million of set-top receivers leased to new subscribers and $218.6 million of set-top receivers leased to existing subscribers during the first quarter of 2007 under the lease program compared to the capitalization of $46.4 million of set-top receivers leased to new subscribers and $40.4 million of set-top receivers leased to existing subscribers during the first quarter of 2006. The first quarter of 2007 included three months of lease activity, while the first quarter of 2006 only included one month of lease activity from the introduction of the program on March 1, 2006.

        Our broadcast programming and other costs increased $151.9 million primarily from the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls and costs incurred at our call centers to support the increased number of subscribers with advanced products. Broadcast operations expenses increased primarily as a result of the costs to support new HD local channel markets.

        The $136.0 million decrease in subscriber acquisition costs in the first quarter of 2007 was due mostly to the increase of $141.4 million in the capitalization of leased set-top receivers over the first quarter of 2006. Including the cost of set-top receivers capitalized under our upgrade and retention programs in both periods, upgrade and retention costs incurred increased by $111.3 million compared to the first quarter of 2006 primarily due to an increased number of our existing subscribers utilizing our HD upgrade programs. The increase in upgrade and retention costs incurred was offset by an increase of $178.2 million in the capitalization of leased set-top receivers compared to the first quarter of 2006. The $19.3 million increase in general and administrative expenses resulted mainly from an increase in labor and employee benefit costs, higher legal costs, and an increase in property taxes associated with leased set-top receivers.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        The improvement of operating profit before depreciation and amortization of $324.1 million was primarily due to the increase in the amount of set-top receivers capitalized under the lease program, as well as the gross profit generated from the higher revenues, partially offset by higher upgrade and retention costs incurred and increased subscriber service expenses. The increase in operating profit of $203.2 million was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2007.

THE DIRECTV GROUP, INC.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of March 31,		Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$369.0	$192.5	$176.5	91.7%
Operating Profit Before Depreciation & Amortization	80.6	75.1	5.5	7.3%
Operating Profit	16.3	43.5	(27.2)	(62.5)%
Other Data:
Total number of subscribers (000's)	2,799	1,655	1,144	69.1%
Net subscriber additions (000's)	88	62	26	41.9%
ARPU	$44.65	$39.52	$5.13	13.0%

        The increase in total subscribers was primarily due to the 869,000 subscribers added as a result of the acquisition of Sky Brazil in August 2006. Net subscriber additions increased 26,000 for the first quarter of 2007 to 88,000 from 62,000 for the first quarter 2006 due to subscriber growth in Brazil and PanAmericana, particularly in Colombia and Peru.

        The $176.5 million increase in revenues in the first quarter of 2007 compared to the same period in 2006 primarily resulted from the $167.3 million of added revenues from the acquisition of Sky Brazil, along with subscriber growth in PanAmericana.

        The higher operating profit before depreciation and amortization is primarily due to the increase in revenues partially offset by the increase in added costs from the addition of Sky Brazil and the $57.0 million gain from the completion of the Sky Mexico transaction that we recorded in the first quarter of 2006.

        The lower operating profit was primarily due to the higher depreciation and amortization expense resulting from the Darlene and Sky Brazil transactions, partially offset by the increase in operating profit before depreciation and amortization.

Corporate and Other

        Operating loss from Corporate and Other increased to $18.6 million in the first quarter of 2007 from $13.8 million in the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2007, our cash and cash equivalent balances and short-term investments totaled $2.38 billion compared with $2.67 billion at December 31, 2006. The $291.7 million decrease resulted primarily from the use of $689.6 million of cash for the acquisition of satellites and property, $325.0 million of cash used to purchase Darlene's 14% interest in DLA LLC, $212.5 million cash used for the repayment of debt and $100.7 million in cash for the share repurchase program partially offset by $998.7 million of cash provided by operations.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.30 at March 31, 2007 and 1.37 at December 31, 2006. The decrease in our current ratio during the quarter was due to the changes in our cash and short-term investment balances as a result of the uses discussed above.

        As of March 31, 2007, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility. The DIRECTV U.S. credit facility is available until 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        On February 7, 2006, our Board of Directors authorized a $3.0 billion share repurchase program which was completed in February 2007. On February 27, 2007, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of our common stock. During the three months ended March 31, 2007, we repurchased 5.8 million shares for $132.5 million, at an average price of $22.85 per share. During the three months ended March 31, 2006, we repurchased 116.0 million shares for $1.8 billion, at an average price of $15.52 per share.

        We expect to fund our cash requirements and our existing business plan using our available cash balances, and cash provided by operations. Additional borrowings, which may include borrowings under the $500.0 million DIRECTV U.S. revolving credit facility, may be required for wireless broadband strategic investment opportunities should they arise, or if the authorized amount of our share repurchase program is significantly increased. However, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our term loans under DIRECTV U.S.' senior secured credit facility.

Debt

        At March 31, 2007, we had $3,403.0 million in total outstanding borrowings, bearing a weighted average interest rate of 7.0%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 7 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2006 Form 10-K.

        Our short-term borrowings, notes payable, the senior secured credit facility and other borrowings mature as follows: $7.9 million in the remainder of 2007, $47.6 million in 2008, $97.6 million in 2009, $297.5 million in 2010, $97.6 million in 2011 and $2,852.1 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2006.

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. We have no current plans to pay any dividends on our common stock. We currently expect to retain our future earnings, if any, for the development of our businesses or other corporate purposes, which may include share repurchases.

COMMITMENTS AND CONTINGENCIES

        For a discussion of "Commitments and Contingencies," see Part I, Item 1, Note 8 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

        Commitments and contingencies as discussed in the Notes to the Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $204.0 million as of January 1, 2007, the date we adopted FIN 48. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 9 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes," see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

SECURITY RATINGS

The Company

        Moody's Investors Service does not provide a security rating for us, consistent with its normal practice of providing a rating for only the primary debt issuer. Accordingly, Moody's provides security ratings only for DIRECTV U.S., as described below.

        Standard & Poor's Rating Services, or S&P, has assigned us a long-term corporate rating of BB with a stable outlook.

DIRECTV U.S.

        On September 22, 2006, Moody's changed DIRECTV U.S.' senior secured rating from Ba1 to Baa3 and DIRECTV U.S.' senior unsecured rating from Ba2 to Ba3 in connection with the implementation of its new rating methodology. The Ba2 Corporate Family Rating remained unchanged and all ratings remained on stable outlook. On December 22, 2006, Moody's affirmed DIRECTV U.S.' ratings, but changed DIRECTV U.S.' outlook from stable to negative, following the announcement of the pending transaction between News Corporation and Liberty.

        On April 3, 2007, S&P changed DIRECTV U.S.' senior secured rating from BB to BB+. The DIRECTV U.S.' BB corporate and BB-senior unsecured ratings remained unchanged. All ratings remain on stable outlook.

* * *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended March 31, 2007. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2006.

* * *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2007 or subsequent thereto, but before the filing of this report, are summarized in Part 1, Item 1, Note 8 of the Notes to the Consolidated Financial Statements of the Quarterly Report under "Contingencies-Litigation," which we incorporate by reference.

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

        (b)   Previous reported legal proceedings which have been terminated during the first quarter ended March 31, 2007 are summarized below:

        Darlene Litigation.    As previously reported, on January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325.0 million. All pending litigation summarized below related to Darlene against us and the other parties described below has been dismissed.

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

ITEM 1A. RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a $3.0 billion share repurchase program that was implemented on February 10, 2006 and completed in February 2007. On February 27, 2007, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of outstanding shares of our common stock, from time to time through open market purchases or negotiated transactions. The program may be suspended or discontinued at any time. The source of funds for the purchases is our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        For the three months ended March 31, 2007, we have repurchased 5.8 million shares for $132.5 million, at an average price of $22.85 per share. To date, no plans or programs for the purchase of our stock have been terminated prior to expiration. A summary of the repurchase activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
January 1—31, 2007	—	$—	—	$23.8
February 1—28, 2007	1.0	23.92	1.0	1,000.0
March 1—31, 2007	4.8	22.63	4.8	891.3

Total	5.8	22.85	5.8	891.3

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
††*10.1
Employment Agreement effective as of January 1, 2007 between The DIRECTV Group, Inc. and Bruce Churchill (incorporated by reference to Exhibit 10.2 to Form 8-K of The DIRECTV Group, Inc. filed February 12, 2007 (the "February 12, 2007 8-K"))
††*10.2	Employment Agreement effective as of January 1, 2007 between The DIRECTV Group, Inc. and Larry Hunter (incorporated by reference to Exhibit 10.3 of the February 12, 2007 8-K)
††*10.3	Employment Agreement effective as of January 1, 2007 between The DIRECTV Group, Inc. and Romulo Pontual (incorporated by reference to Exhibit 10.4 of the February 12, 2007 8-K)
††*10.4	Terms and Conditions of 2007 Equity program to applicable executive officers (incorporated by reference to Exhibit 10.1 of the February 12, 2007 8-K)
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference.

**
Filed herewith.

††
Management contract or compensatory plan or arrangement.

* * *

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: May 9, 2007	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic (Executive Vice President and Chief Financial Officer)

QuickLinks

PART I—FINANCIAL INFORMATION (UNAUDITED)
THE DIRECTV GROUP, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
THE DIRECTV GROUP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THE DIRECTV GROUP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)
THE DIRECTV GROUP, INC.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selected Segment Data
THE DIRECTV GROUP, INC.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS