Form 10-Q
period 2007-06-30
DIRECTV GROUP INC
filed 2007-08-09
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

        As of August 6, 2007, the registrant had 1,188,616,284 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,135	$3,520	$8,043	$6,906
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,670	1,384	3,295	2,783
Subscriber service expenses	306	267	608	515
Broadcast operations expenses	81	75	156	146
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	498	422	967	1,009
Upgrade and retention costs	199	146	431	441
General and administrative expenses	248	250	523	488
Gain from disposition of business	—	—	—	(57)
Depreciation and amortization expense	393	235	760	448

Total operating costs and expenses	3,395	2,779	6,740	5,773

Operating profit	740	741	1,303	1,133
Interest income	34	33	71	80
Interest expense	(57)	(56)	(115)	(115)
Other, net	7	(2)	17	20

Income from continuing operations before income taxes and minority interests	724	716	1,276	1,118
Income tax expense	(287)	(257)	(503)	(418)
Minority interests in net earnings of subsidiaries	(6)	—	(6)	(6)

Income from continuing operations	431	459	767	694
Income from discontinued operations, net of taxes	17	—	17	—

Net income	$448	$459	$784	$694

Basic and diluted earnings per common share:
Income from continuing operations	$0.36	$0.36	$0.63	$0.53
Income from discontinued operations, net of taxes	0.01	—	0.01	—

Basic and diluted earnings per common share	$0.37	$0.36	$0.64	$0.53

Weighted average number of common shares outstanding (in millions)
Basic	1,217	1,257	1,222	1,302
Diluted	1,224	1,264	1,230	1,308

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
	(Dollars in Millions, Except Share Amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,938	$2,499
Short-term investments	49	170
Accounts receivable, net of allowances of $89 and $66	1,184	1,345
Inventories	200	148
Deferred income taxes	96	166
Prepaid expenses and other	228	228

Total current assets	3,695	4,556
Satellites, net	2,033	2,008
Property and equipment, net	3,190	2,445
Goodwill	3,708	3,515
Intangible assets, net	1,736	1,811
Investments and other assets	803	806

Total assets	$15,165	$15,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,710	$2,816
Unearned subscriber revenues and deferred credits	358	286
Short-term borrowings and current portion of long-term debt	25	220

Total current liabilities	3,093	3,322
Long-term debt	3,377	3,395
Deferred income taxes	450	315
Other liabilities and deferred credits	1,406	1,366
Commitments and contingencies
Minority interests	6	62
Stockholders' equity
Common stock and additional paid-in capital — $0.01 par value, 3,000,000,000 shares authorized; 1,200,433,084 shares and 1,226,490,193 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	9,680	9,836
Accumulated deficit	(2,811)	(3,107)
Accumulated other comprehensive loss	(36)	(48)

Total stockholders' equity	6,833	6,681

Total liabilities and stockholders' equity	$15,165	$15,141

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$784	$694
Income from discontinued operations, net of taxes	(17)	—

Income from continuing operations	767	694
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	760	448
Gain from disposition of business	—	(57)
Net gain from sale of investments	—	(14)
Share-based compensation expense	24	22
Equity in earnings from unconsolidated affiliates	(17)	(6)
Loss on disposal of fixed assets	7	16
Deferred income taxes and other	205	374
Change in other operating assets and liabilities:
Accounts receivable	197	81
Inventories	(52)	82
Prepaid expenses and other	—	48
Accounts payable and accrued liabilities	(145)	(387)
Unearned subscriber revenue and deferred credits	71	(1)
Other, net	39	—

Net cash provided by operating activities	1,856	1,300

Cash Flows From Investing Activities
Purchase of short-term investments	(528)	(1,673)
Sale and maturities of short-term investments	649	2,193
Cash paid for property and equipment	(1,234)	(629)
Cash paid for satellites	(112)	(105)
Investment in companies	(332)	(390)
Proceeds from sale of investments	—	182
Other, net	35	(23)

Net cash used in investing activities	(1,522)	(445)

Cash Flows From Financing Activities
Repayment of debt	(215)	(2)
Net increase (decrease) in short-term borrowings	2	(1)
Repayment of other long-term obligations	(63)	(48)
Common shares repurchased and retired	(697)	(2,682)
Stock options exercised	72	59
Excess tax benefit from share-based compensation	6	2

Net cash used in financing activities	(895)	(2,672)

Net decrease in cash and cash equivalents	(561)	(1,817)
Cash and cash equivalents at beginning of the period	2,499	3,701

Cash and cash equivalents at end of the period	$1,938	$1,884

Supplemental Cash Flow Information
Cash paid for interest	$113	$114
Cash paid (refunded) for income taxes	101	(15)

        The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        The DIRECTV Group, Inc., which we refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America through our DIRECTV U.S. and DIRECTV Latin America, or DTVLA, business units. DIRECTV U.S. is comprised of DIRECTV Holdings LLC and its subsidiaries. DTVLA is comprised of PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC; our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. In January 2007, we acquired Darlene Investments LLC's 14% minority interest in DLA LLC for $325 million in cash.

        On December 23, 2006, News Corporation and Liberty Media Corporation, or Liberty, entered into an agreement to exchange Liberty's 16.3% ownership interest in News Corporation for News Corporation's approximately 39.6% ownership in us, three regional sports networks and $550 million in cash. The transaction has been approved by the stockholders of News Corporation and is subject to regulatory approval from the Federal Communications Commission, the receipt of a private letter ruling from the Internal Revenue Service and antitrust clearance. It is expected that the transaction will close in the second half of 2007.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 1, 2007, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 10, 2007 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Change and New Accounting Standards

  Accounting Change

        Uncertain Tax Positions.    On January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", or FIN 48. We now recognize a benefit in "Income tax expense" in the Consolidated Statements of Operations for uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Unrecognized tax benefits represent tax benefits taken or expected to be taken in income tax returns, for which the benefit has not yet been recognized in "Income tax expense" in the Consolidated Statements of Operations due to the uncertainty of whether such benefits will be ultimately realized. The cumulative effect of adopting FIN 48 resulted in a $5 million increase to the January 1, 2007 balance of "Accumulated deficit" in the Consolidated Balance Sheets. As of the date of adoption, our unrecognized tax benefits totaled $204 million, including $166 million of tax positions the recognition of which would affect the annual effective income tax rate. We include the liability for unrecognized tax benefits in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets as of June 30, 2007.

        We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. As of the date of adoption, we have accrued $45 million in interest and penalties as part of our liability for unrecognized tax benefits.

        During the three months ended June 30, 2007, we recorded a $17 million reduction to our unrecognized tax benefits as a result of the settlement of a foreign withholding tax dispute from a previously divested business, which we recorded in "Income from discontinued operations, net of taxes" in the Consolidated Statements of Operations.

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

        We anticipate that the examination of the federal income tax returns for 2001 through 2003 will conclude by the end of 2007 and the statute of limitations will be closing in a foreign jurisdiction in the next twelve months resulting in an estimated reduction in our unrecognized tax benefits of approximately $45 million. We do not anticipate that other changes to the total unrecognized tax benefits in the next twelve months will have a significant effect on our results of operations or financial position.

New Accounting Standards

        In February 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We are currently assessing the effect SFAS No. 159 may have, if any, to our consolidated results of operations or financial position when adopted on January 1, 2008.

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

        In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider" or EITF No. 06-1. EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. We are currently assessing the effect EITF No. 06-1 may have, if any, to our consolidated results of operations when adopted on January 1, 2008.

Note 3: Acquisitions

  Darlene Transaction

        On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325 million in cash. We are accounting for this acquisition using the purchase method of accounting. Based on preliminary estimates, we have allocated the excess purchase price over the book value of the minority interest acquired to a subscriber related intangible asset of $105 million, goodwill of $196 million and a non-current deferred tax liability of $39 million. Amounts allocated to subscriber related intangible assets and deferred tax liabilities are estimates pending the completion of independent appraisals and additional analyses currently in process. The subscriber related intangible asset is included in "Intangible assets, net" in the Consolidated Balance Sheets and is being amortized on a straight line basis over a 6 year period. We expect the final valuation and purchase accounting to be completed in the second half of 2007.

  Sky Transactions

        During 2006, we completed the last in a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International, which we refer to as the Sky Transactions as further described below. The Sky Transactions resulted in the combination of the direct-to-home satellite platforms of DIRECTV and SKY in Latin America into a single platform in each of the major territories in the region.

        Brazil.    On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., with and into Sky Brazil, and completed the purchase of News Corporation's and Liberty Media International's interests in Sky Brazil. As a result of these transactions, we hold a 74% interest in the combined business and we assumed Sky Brazil's $210 million bank loan. We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating the results of Sky Brazil from the date of acquisition. Amounts allocated to tangible and intangible assets, primarily subscriber related, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of independent appraisals and additional analyses currently in process. Based on preliminary estimates, we have allocated $289 million to amortizable intangible assets that are included in "Intangible assets, net" in our Consolidated Balance Sheets which will be amortized over a period of 6 years on a straight line basis. We recorded the $461 million excess of the purchase price over the estimated fair values of the net assets acquired as goodwill. We expect the purchase price allocation to be finalized during the third quarter of 2007, which may result in different amounts being allocated to amortizable or depreciable assets and could affect the amount of amortization and depreciation expense recognized.

        Mexico.    In February 2006, we recorded a gain of $57 million in "Gain from disposition of business" in our Consolidated Statements of Operations when DLA LLC received an equity interest in Sky Mexico resulting from the sale of DIRECTV Mexico's subscriber list and transfer of subscribers to Sky Mexico. Also in February 2006, we acquired News Corporation's and Liberty Media International's equity interests in Sky Mexico for $373 million in cash. On April 27, 2006, Televisa acquired a portion of our equity interest for $59 million which reduced our equity interest in Sky Mexico to 41%. We account for our investment in Sky Mexico using the equity method of accounting. See Note 6 for additional information regarding this investment.

Note 4: Lease Program

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Prior to March 1, 2006, we expensed most set-top receivers provided to new and existing DIRECTV U.S. subscribers immediately upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the receivers in "Property and equipment, net" in the Consolidated Balance Sheets. We depreciate capitalized set-top receivers over a three year estimated useful life and include the amount of set-top receivers capitalized each period in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$171	$153	$359	$199
Subscriber leased equipment—upgrade and retention	164	100	382	140

Total subscriber leased equipment capitalized	$335	$253	$741	$339

Depreciation expense—subscriber leased equipment	$143	$22	$257	$23

Note 5: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by reporting unit for the six months ended June 30, 2007 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of December 31, 2006	$3,032	$483	$3,515
Darlene transaction	—	196	196
Other	—	(3)	(3)

Balance as of June 30, 2007	$3,032	$676	$3,708

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		June 30, 2007			December 31, 2006
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5 WL orbital license	5	208	$112	96	182	$94	88
Subscriber related	5-10	1,739	782	957	1,633	622	1,011
Dealer network	15	130	67	63	130	62	68
Distribution rights	7	334	146	188	334	122	212

Total intangible assets		$2,843	$1,107	$1,736	$2,711	$900	$1,811

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Amortization expense	$104	$88	$207	$176

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $208 million in the remainder of 2007; $415 million in 2008; $354 million in 2009; $156 million in 2010; $98 million in 2011; and $73 million thereafter.

Note 6: Equity Method Investments

        As discussed in Note 3 we acquired a minority equity interest in Sky Mexico in February 2006. The following table sets forth equity in earnings (losses) of Sky Mexico for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Equity in earnings (losses) of Sky Mexico	$7	$(1)	$18	$(4)

        In January 2006, we completed the sale of our 50% interest in HNS LLC to SkyTerra Communications, Inc. and resolved a working capital adjustment from a prior transaction in exchange for $110 million in cash, which resulted in our recording a gain of $14 million related to the sale, in addition to equity earnings of HNS LLC of $11 million in "Other, net" in the Consolidated Statements of Operations.

Note 7: Debt

	Interest Rates at June 30, 2007	June 30, 2007	December 31, 2006
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
Senior secured credit facility	6.568%	1,487	1,492
Sky Brazil bank loan	—	—	210
Other debt	—	5	3

Total debt		3,402	3,615
Less short-term borrowings and current portion of long-term debt		25	220

Long-term debt		$3,377	$3,395

        The 8.375% senior notes, 6.375% senior notes and senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets.

        The fair value of our 8.375% senior notes was approximately $954 million at June 30, 2007 and approximately $948 million at December 31, 2006. The fair value of our 6.375% senior notes was approximately $945 million at June 30, 2007 and approximately $962 million at December 31, 2006. We calculated the fair values based on quoted market prices on those dates.

        On August 23, 2006, we assumed Sky Brazil's $210 million U.S. dollar denominated variable rate bank loan due in August 2007 as part of the Sky Brazil transaction described in Note 3 above. In January 2007, we paid $210 million to the lending banks, who in turn assigned the loan to a wholly-owned subsidiary of the company. As a result, this loan is no longer outstanding on a consolidated basis.

        Our notes payable and senior secured credit facility mature as follows: $7 million in the remainder of 2007, $48 million in 2008, $98 million in 2009, $297 million in 2010, $97 million in 2011 and $2,852 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2006. The amount of interest accrued related to our outstanding debt was $26 million at June 30, 2007 and $27 million at December 31, 2006. The unamortized bond premium included in other debt was $3 million as of June 30, 2007 and December 31, 2006.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At June 30, 2007, DIRECTV U.S. was in compliance with all such covenants.

Note 8: Commitments and Contingencies

Commitments

        As of June 30, 2007, we anticipate minimum future payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, satellite telemetry, tracking and control and satellite construction and launch contracts to be $5,331 million, payable as follows: $652 million in the remainder of 2007, $1,198 million in 2008, $1,242 million in 2009, $1,133 million in 2010, $718 million in 2011 and $388 million thereafter.

Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2007. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that the company, DIRECTV Holdings LLC, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $79 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license, we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006, and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $127 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment royalties pursuant to the compulsory license shall be held in escrow pending outcome of the appeal. Through June 30, 2007, the compulsory license fee amounted to $22 million, which has been paid into escrow.

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

        Darlene Litigation.    On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325 million in cash. All pending litigation filed by Darlene against us and the other parties has been dismissed in connection with this acquisition.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2007, the net book value of in-orbit satellites was $1,294 million, of which $1,033 million was uninsured.

  Other

        As of June 30, 2007, included in "Investments and other assets" in the Consolidated Balance Sheets is a receivable for $30 million of the $57 million rebate that we can earn from Thomson by purchasing at least $4 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date as a charge to the Consolidated Statements of Operations at the time such determination is made.

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

Note 9: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties. News Corporation and its affiliates are considered related parties because News Corporation owns approximately 39.6% of our outstanding common stock. Companies in which we hold equity method investments are also considered related parties, which include Sky Mexico from the acquisition on February 16, 2006. We have the following types of contractual arrangements with our related parties: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities. The majority of payments under contractual arrangements with News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes sales to and purchases from related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Sales	$5	$6	$10	$16
Purchases	274	201	543	399

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2007	December 31, 2006
	(Dollars in Millions)
Accounts receivable	$8	$11
Accounts payable	261	206

        The accounts receivable and accounts payable balances as of June 30, 2007 and December 31, 2006 are primarily related to affiliates of News Corporation.

        In addition to the transactions described above, we made a cash payment to News Corporation of $285 million in the first quarter of 2006 in connection with our purchase of its interest in Sky Mexico.

Note 10: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist primarily of common stock options and restricted stock units issued to employees. In the computation of diluted EPS under the treasury stock method, the amount of assumed proceeds from nonvested stock awards and unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the awards were distributed during the period. We exclude common equivalent shares from the computation in loss periods as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. The following table sets forth the number of common stock options excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of our common stock during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Shares in Millions)
Common stock options excluded	34	57	34	57

        The following table sets forth comparative information regarding common shares outstanding:

	Six Months Ended June 30,
	2007	2006
	(Shares in Millions)
Common shares outstanding at January 1	1,226	1,391
Decrease for common shares repurchased and retired	(32)	(168)
Increase for stock options exercised and restricted stock units vested and distributed	6	6

Common shares outstanding at June 30	1,200	1,229

Weighted average number of common shares outstanding	1,222	1,302

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended June 30, 2007:
Basic EPS
Income from continuing operations	$431	1,217	$0.36
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted income from continuing operations	$431	1,224	$0.36

Three Months Ended June 30, 2006:
Basic EPS
Income from continuing operations	$459	1,257	$0.36
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted income from continuing operations	$459	1,264	$0.36

Six Months Ended June 30, 2007:
Basic EPS
Income from continuing operations	$767	1,222	$0.63
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	8	—

Diluted EPS
Adjusted income from continuing operations	$767	1,230	$0.63

Six Months Ended June 30, 2006:
Basic EPS
Income from continuing operations	$694	1,302	$0.53
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	6	—

Diluted EPS
Adjusted income from continuing operations	$694	1,308	$0.53

Note 11: Stockholders' Equity

Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a $3 billion share repurchase program which we completed in February 2007. On February 27, 2007, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock which we completed in August 2007. We used available cash and cash equivalents to repurchase all shares under the repurchase programs. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock. The source of funds for the purchases is our existing cash on hand and cash from operations.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Six Months Ended June 30,
	2007	2006
	(Amounts in Millions, Expect Per Share Amounts)
Total cost of repurchased shares	$737	$2,696
Average price per share	23.31	16.01
Number of shares repurchased and retired	32	168

        For the six months ended June 30, 2007, we recorded the $737 million in repurchases as a decrease of $254 million to "Common stock and additional paid in capital" and an increase of $483 million to "Accumulated deficit" in the Consolidated Balance Sheets. We paid $40 million of the $737 million in repurchases during the first half of 2007 in July 2007. We paid $14 million of the $2,696 million in repurchases during the first half of 2006 in July 2006.

Accumulated Other Comprehensive Loss

        The following table sets forth the components of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets for the periods presented:

	As of June 30, 2007	As of December 31, 2006
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(53)	$(53)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4)	(4)
Accumulated unrealized gains on securities, net of taxes	22	9
Accumulated foreign currency translation adjustments	(1)	—

Total accumulated other comprehensive loss	$(36)	$(48)

Other Comprehensive Income

        Total comprehensive income was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Net income	$448	$459	$784	$694
Other comprehensive income (loss):
Minimum pension liability adjustments, net of taxes	—	(5)	—	(5)
Foreign currency translation adjustments	(1)	—	(1)	3
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses)	6	(7)	13	(14)
Less: reclassification adjustment for net gains recognized during the period	—	—	—	(1)

Other comprehensive income (loss)	5	(12)	12	(17)

Total comprehensive income	$453	$447	$796	$677

Note 12: Segment Reporting

        Our two business segments, DIRECTV U.S. and DIRECTV Latin America, acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. Corporate and Other includes the corporate office, eliminations and other entities.

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2007
Revenues	$3,726	$409	$—	$4,135

Operating profit (loss)	$722	$41	$(23)	$740
Add: Depreciation and amortization expense	340	54	(1)	393

Operating profit (loss) before depreciation and amortization(1)	$1,062	$95	$(24)	$1,133

June 30, 2006
Revenues	$3,319	$202	$(1)	$3,520

Operating profit (loss)	$775	$(13)	$(21)	$741
Add: Depreciation and amortization expense	203	34	(2)	235

Operating profit (loss) before depreciation and amortization(1)	$978	$21	$(23)	$976

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Six Months Ended:
June 30, 2007
Revenues	$7,265	$778	$—	$8,043

Operating profit (loss)	$1,288	$57	$(42)	$1,303
Add: Depreciation and amortization expense	643	118	(1)	760

Operating profit (loss) before depreciation and amortization(1)	$1,931	$175	$(43)	$2,063

June 30, 2006
Revenues	$6,512	$395	$(1)	$6,906

Operating profit (loss)	$1,137	$31	$(35)	$1,133
Add: Depreciation and amortization expense	385	66	(3)	448

Operating profit (loss) before depreciation and amortization(1)	$1,522	$97	$(38)	$1,581

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,133	$976	$2,063	$1,581
Depreciation and amortization	393	235	760	448

Operating profit	740	741	1,303	1,133
Interest income	34	33	71	80
Interest expense	(57)	(56)	(115)	(115)
Other, net	7	(2)	17	20

Income from continuing operations before income taxes and minority interests	724	716	1,276	1,118
Income tax expense	(287)	(257)	(503)	(418)
Minority interests in net earnings of subsidiaries	(6)	—	(6)	(6)

Income from continuing operations	431	459	767	694
Income from discontinued operations, net of taxes	17	—	17	—

Net income	$448	$459	$784	$694

* * *

THE DIRECTV GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 10, 2007, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations
Revenues	$4,135	$3,520	$8,043	$6,906
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,670	1,384	3,295	2,783
Subscriber service expenses	306	267	608	515
Broadcast operations expenses	81	75	156	146
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	498	422	967	1,009
Upgrade and retention costs	199	146	431	441
General and administrative expenses	248	250	523	488
Gain from disposition of business	—	—	—	(57)
Depreciation and amortization expense	393	235	760	448

Total operating costs and expenses	3,395	2,779	6,740	5,773

Operating profit	740	741	1,303	1,133
Interest income	34	33	71	80
Interest expense	(57)	(56)	(115)	(115)
Other, net	7	(2)	17	20

Income from continuing operations before income taxes and minority interests	724	716	1,276	1,118
Income tax expense	(287)	(257)	(503)	(418)
Minority interests in net earnings of subsidiaries	(6)	—	(6)	(6)

Income from continuing operations	431	459	767	694
Income from discontinued operations, net of taxes	17	—	17	—

Net income	$448	$459	$784	$694

Basic and diluted earnings per common share:
Income from continuing operations	$0.36	$0.36	$0.63	0.53
Income from discontinued operations, net of taxes	0.01	—	0.01	—

Basic and diluted earnings per common share	$0.37	$0.36	$0.64	$0.53

Weighted average number of common shares outstanding (in millions)
Basic	1,217	1,257	1,222	1,302
Diluted	1,224	1,264	1,230	1,308

	June 30, 2007	December 31, 2006
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,938	$2,499
Total current assets	3,695	4,556
Total assets	15,165	15,141
Total current liabilities	3,093	3,322
Long-term debt	3,377	3,395
Minority interests	6	62
Total stockholders' equity	6,833	6,681

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions, Except Per Share Amounts)
Other Data:
Operating profit	$740	$741	$1,303	$1,133
Add: Depreciation and amortization expense	393	235	760	448

Operating profit before depreciation and amortization(1)	$1,133	$976	$2,063	$1,581

Operating profit before depreciation and amortization margin(1)	27.4%	27.7%	25.6%	22.9%
Capital expenditures(2)	$656	$464	$1,334	$713
Net cash provided by operating activities	857	860	1,856	1,300
Net cash used in investing activities	(567)	(208)	(1,522)	(445)
Net cash used in financing activities	(612)	(895)	(895)	(2,672)
Net cash provided by operating activities	$857	$860	$1,856	$1,300
Less: Cash paid for property and equipment	(598)	(415)	(1,234)	(629)
Less: Cash paid for satellites	(58)	(48)	(112)	(105)

Free cash flow(3)	$201	$397	$510	$566

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of Directors use Operating profit before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
		(Dollars in Millions)
Three Months Ended:
June 30, 2007
Revenues	$3,726	$409	$—	$4,135
% of total revenue	90.1%	9.9%	—	100.0%
Operating profit (loss)	$722	$41	$(23)	$740
Add: Depreciation and amortization expense	340	54	(1)	393

Operating profit (loss) before depreciation and amortization	$1,062	$95	$(24)	$1,133

Operating profit before depreciation and amortization margin	28.5%	23.2%	N/A	27.4%
Capital expenditures(1)	$546	$82	$28	$656
June 30, 2006
Revenues	$3,319	$202	$(1)	$3,520
% of total revenue	94.3%	5.7%	—	100.0%
Operating profit (loss)	$775	$(13)	$(21)	$741
Add: Depreciation and amortization expense	203	34	(2)	235

Operating profit (loss) before depreciation and amortization	$978	$21	$(23)	$976

Operating profit before depreciation and amortization margin	29.5%	10.4%	N/A	27.7%
Capital expenditures(1)	$423	$41	$—	$464

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
		(Dollars in Millions)
Six Months Ended:
June 30, 2007
Revenues	$7,265	$778	$—	$8,043
% of total revenue	90.3%	9.7%	—	100.0%
Operating profit (loss)	$1,288	$57	$(42)	$1,303
Add: Depreciation and amortization expense	643	118	(1)	760

Operating profit (loss) before depreciation and amortization	$1,931	$175	$(43)	$2,063

Operating profit before depreciation and amortization margin	26.6%	22.5%	N/A	25.6%
Capital expenditures(1)	$1,164	$141	$29	$1,334
June 30, 2006
Revenues	$6,512	$395	$(1)	$6,906
% of total revenue	94.3%	5.7%	—	100.0%
Operating profit (loss)	$1,137	$31	$(35)	$1,133
Add: Depreciation and amortization expense	385	66	(3)	448

Operating profit (loss) before depreciation and amortization	$1,522	$97	$(38)	$1,581

Operating profit before depreciation and amortization margin	23.4%	24.6%	N/A	22.9%
Capital expenditures(1)	$643	$70	$—	$713

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

        DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of June 30, 2007, DIRECTV U.S. had approximately 16.3 million subscribers.

        DIRECTV U.S. currently broadcasts from a fleet of nine geosynchronous satellites, including eight owned satellites and one leased satellite. Two additional satellites, DIRECTV 10 and DIRECTV 11, will provide us with increased capability for local and national high definition, or HD, channels, as well as capacity for new interactive and enhanced services and standard-definition programming once they become operational. DIRECTV 10 was launched July 6, 2007 and will operate from our 103° WL orbital location once in-orbit testing is completed during the third quarter of 2007. DIRECTV 11 is under construction and will operate from our 99° WL orbital location after its launch in late 2007 or early 2008 and successful completion of in-orbit testing. We have one additional satellite under construction, DIRECTV 12, which will serve as a ground spare.

        DIRECTV Latin America.    DIRECTV Latin America is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil, and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of June 30, 2007, PanAmericana had approximately 1.5 million subscribers, Sky Brazil had approximately 1.4 million subscribers and Sky Mexico had approximately 1.5 million subscribers.

SIGNIFICANT TRANSACTIONS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

  Darlene Transaction

        On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325 million in cash and resolved all outstanding disputes with Darlene. We are accounting for this acquisition using the purchase method of accounting.

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

  •
  On February 16, 2006, we completed the acquisition of our equity interest in Sky Mexico, which included the acquisition of an equity interest in Sky Mexico in exchange for the sale of our DIRECTV Mexico subscribers to Sky Mexico and the acquisition of News Corporation's and Liberty Media International's interests in Sky Mexico for $373 million in cash. As a result of this transaction, we recorded a gain of $57 million during the six months ended June 30, 2006 to "Gain from disposition of business" in the Consolidated Statements of Operations. We account for our 41% interest in Sky Mexico under the equity method of accounting from the date of acquisition.

        For additional information regarding the Darlene and Sky Transactions described above, see Note 3: Acquisitions in the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report.

  Lease Program

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Prior to March 1, 2006, we expensed most set-top receivers provided to new and existing DIRECTV U.S. subscribers immediately upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the receivers in "Property and equipment, net" in the Consolidated Balance Sheets. We depreciate capitalized set-top receivers over a three year estimated useful life and include the amount of set-top receivers capitalized each period in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$171	$153	$359	$199
Subscriber leased equipment—upgrade and retention	164	100	382	140

Total subscriber leased equipment capitalized	$335	$253	$741	$339

Depreciation expense—subscriber leased equipment	$143	$22	$257	$23

  HNS

        In January 2006, we completed the sale of our 50% interest in HNS LLC to SkyTerra Communications, Inc. and resolved a working capital adjustment from a prior transaction in exchange for $110 million in cash, which resulted in our recording a gain of $14 million related to the sale, in addition to equity earnings of HNS LLC of $11 million in "Other, net" in the Consolidated Statements of Operations.

EXECUTIVE OUTLOOK UPDATE

        During the first half of 2007, DIRECTV U.S. experienced higher than expected demand for HD and DVR services, which resulted in increased upgrade and retention costs as we make investments in advanced equipment required to receive HD and DVR services. DIRECTV U.S. also experienced higher than expected revenue growth primarily due to higher ARPU. In our 2006 Form 10-K, we reported that we expected DIRECTV U.S. upgrade and retention costs incurred during 2007, including the cost of set-top receivers capitalized under the lease program but excluding the cost of replacing MPEG-2 HD subscriber equipment with our new MPEG-4 HD subscriber equipment, to be relatively unchanged as compared to the approximately $1,250 million spent in 2006. As previously reported in our Form 10-Q for the quarter ended March 31, 2007, we expect upgrade and retention costs incurred for the year ending December 31, 2007 to be greater than in 2006. We also reported in our 2006 Form 10-K that we expected DIRECTV U.S. ARPU to increase 5% or more due to price increases and higher penetration of advanced products. We now expect ARPU to increase 6% or more.

        We previously reported in our 2006 Form 10-K that we expected The DIRECTV Group's free cash flow, defined as net cash provided by operating activities less cash paid for property and satellites, to remain relatively consistent with the $1,186 million of free cash flow generated in 2006. Primarily due to the anticipated increase in upgrade and retention costs discussed above, we now expect free cash flow to be lower in 2007.

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

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers and regional Bell operating companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended June 30,
			Change
Revenues by segment:
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,726	$3,319	$407	12.3%
DIRECTV Latin America	409	202	207	102.5%
Corporate and Other	—	(1)	1	(100.0)%

Total revenues	$4,135	$3,520	$615	17.5%

        The $615 million increase in our total revenues was primarily due to the $407 million increase in revenues at the DIRECTV U.S. segment, which resulted from higher ARPU on a larger subscriber base, and an increase in revenues at the DIRECTV Latin America segment, which resulted from added revenues from the acquisition of our interest in Sky Brazil and an increase in the number of subscribers throughout the region.

        Total operating costs and expenses.    The following table presents our operating costs and expenses by segment:

	Three Months Ended June 30,
			Change
Operating costs and expenses
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,004	$2,544	$460	18.1%
DIRECTV Latin America	368	215	153	71.2%
Corporate and Other	23	20	3	15.0%

Total operating costs and expenses	$3,395	$2,779	$616	22.2%

        The $616 million increase in our total operating costs and expenses was primarily due to a $460 million increase at the DIRECTV U.S. segment primarily due to increased programming costs, depreciation expense, upgrade and retention costs and subscriber acquisition costs, and a $153 million increase at the DIRECTV Latin America segment primarily due to the acquisition of Sky Brazil in August 2006.

        Interest income.    Interest income was $34 million for the second quarter of 2007 and $33 million for the same period of 2006.

        Interest expense.    Interest expense was $57 million for the second quarter of 2007 and $56 million for the second quarter of 2006. Interest expense is net of capitalized interest of $14 million for the second quarter of 2007 and the second quarter of 2006.

        Other, net.    Other, net increased by $9 million to $7 million in income during the second quarter of 2007 as compared to a $2 million loss in the second quarter of 2006 due to the increase in our equity in earnings from our investment in Sky Mexico.

        Income tax expense.    We recognized income tax expense of $287 million for the second quarter of 2007 compared to an income tax expense of $257 million for the second quarter of 2006. Income tax expense for the second quarter of 2006 was reduced by $27 million due to a tax deduction arising from the write-off of investments in certain entities.

        Income from discontinued operations.    As a result of a favorable tax settlement which we discuss in Note 2 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, during the second quarter of 2007 we recorded a $17 million gain in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of June 30,		Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,726	$3,319	$407	12.3%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,513	1,315	198	15.1%
Subscriber service expenses	281	255	26	10.2%
Broadcast operations expenses	53	46	7	15.2%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	447	401	46	11.5%
Upgrade and retention costs	197	144	53	36.8%
General and administrative expenses	173	180	(7)	(3.9)%
Depreciation and amortization expense	340	203	137	67.5%

Total operating costs and expenses	3,004	2,544	460	18.1%

Operating profit	$722	$775	$(53)	(6.8)%

Other data:
Operating profit before depreciation and amortization	$1,062	$978	$84	8.6%
Total number of subscribers (000's)	16,316	15,513	803	5.2%
ARPU	$76.43	$71.59	$4.84	6.8%
Average monthly subscriber churn %	1.58%	1.59%	—	(0.6)%
Gross subscriber additions (000's)	900	863	37	4.3%
Net subscriber additions (000's)	128	125	3	2.4%
Average subscriber acquisition costs—per subscriber (SAC)	$688	$642	$46	7.2%

        Subscribers.    Including the 128,000 net subscriber additions during the three months ended June 30, 2007, the total number of subscribers has increased 803,000, or 5.2%, during the last twelve months to 16.3 million at June 30, 2007. Gross subscriber additions for the three months ended June 30, 2007 increased 37,000 to 900,000 compared to the three months ended June 30, 2006.

        Revenues.    Our revenue increased $407 million to $3,726 million resulting from higher ARPU and the larger subscriber base. The 6.8% increase in ARPU to $76.43 resulted primarily from price increases on programming packages, an increase in the number of subscribers paying HD programming, lease and DVR fees, an increase in ad sales revenue and an increase in equipment upgrade fees.

        Total operating costs and expenses.    Our total operating costs and expenses increased $460 million to $3,004 million in the second quarter of 2007 resulting primarily from higher costs for broadcast programming, increased depreciation and amortization expense, higher upgrade and retention costs, higher subscriber acquisition costs and an increase in subscriber service expenses. We capitalized $171 million of set-top receivers leased to new subscribers and $164 million of set-top receivers leased to existing subscribers during the second quarter of 2007 under the lease program compared to the capitalization of $153 million of set-top receivers leased to new subscribers and $100 million of set-top receivers leased to existing subscribers during the second quarter of 2006.

        Our broadcast programming and other costs increased $198 million primarily from annual program supplier rate increases and the increased number of subscribers. Subscriber service expenses increased mostly from the larger subscriber base and an increase in costs incurred at our call centers to support the increased number of subscribers with advanced products. Broadcast operations expenses increased primarily as a result of the costs to support new HD local channel markets.

        The $46 million increase in subscriber acquisition costs in the second quarter of 2007 was due mostly to higher gross subscriber additions, as well as an increase in average subscriber acquisition costs expensed per subscriber. The increase in average subscriber acquisition costs expensed per subscriber was due to higher installation costs associated with an increase in subscribers purchasing advanced services and higher advertising and marketing costs in 2007. Upgrade and retention costs increased by $53 million compared to the second quarter of 2006 primarily due to an increased number of our existing subscribers utilizing our HD and HD DVR upgrade programs. The $7 million decrease in general and administrative expenses resulted mainly from a $25 million insurance settlement related to losses incurred due to the hurricanes in 2005, partially offset by an increase in labor and employee benefit costs and higher legal costs.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        The improvement of operating profit before depreciation and amortization of $84 million was primarily due to the gross profit generated from the higher revenues, partially offset by higher upgrade and retention and subscriber acquisition costs and increased subscriber service expenses. The decrease in operating profit of $53 million was primarily due to higher depreciation and amortization expense in 2007, partially offset by the increase in operating profit before depreciation and amortization.

THE DIRECTV GROUP, INC.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and as of June 30,		Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$409	$202	$207	102.5%
Operating profit before depreciation & amortization	95	21	74	352.4%
Operating profit (loss)	41	(13)	54	NM *
Other data:
Total number of subscribers (000's)	2,940	1,732	1,208	69.7%
Net subscriber additions (000's)	141	77	64	83.1%
ARPU	$47.51	$39.78	$7.73	19.4%

*
Percentage not meaningful

        The increase in total subscribers was primarily due to the 869,000 subscribers added as a result of the acquisition of Sky Brazil in August 2006. Net subscriber additions increased 64,000 for the second quarter of 2007 from 77,000 for the second quarter 2006 due to subscriber growth at Sky Brazil and PanAmericana, particularly in Colombia and Venezuela.

        The $207 million increase in revenues in the second quarter of 2007 compared to the same period in 2006 primarily resulted from the $168 million increase in revenue for Brazil due to the acquisition of Sky Brazil in August 2006, along with higher ARPU throughout the region and subscriber growth in PanAmericana.

        The higher operating profit before depreciation and amortization is primarily due to the increase in revenues partially offset by the increase in costs from the addition of Sky Brazil.

        The higher operating profit was primarily due to the increase in operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from the Darlene and Sky Brazil transactions.

Corporate and Other

        Operating loss from Corporate and Other increased to $23 million in the second quarter of 2007 from $21 million in the second quarter of 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Six Months Ended June 30,
			Change
Revenues by segment:
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$7,265	$6,512	$753	11.6%
DIRECTV Latin America	778	395	383	97.0%
Corporate and Other	—	(1)	1	(100.0)%

Total revenues	$8,043	$6,906	$1,137	16.5%

        The $1,137 million increase in our total revenues was primarily due to the $753 million increase in revenues at the DIRECTV U.S. segment, which resulted from higher ARPU on a larger subscriber base, and an increase in revenues at the DIRECTV Latin America segment, which resulted from added revenues from the acquisition of our interest in Sky Brazil and an increase in the number of subscribers throughout the region.

        Total operating costs and expenses.    The following table presents our operating costs and expenses by segment:

	Six Months Ended June 30,
			Change
Operating costs and expenses:
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$5,977	$5,375	$602	11.2%
DIRECTV Latin America	721	364	357	98.1%
Corporate and Other	42	34	8	23.5%

Total operating costs and expenses	$6,740	$5,773	$967	16.8%

        The $967 million increase in our total operating costs and expenses was primarily due to a $602 million increase at the DIRECTV U.S. segment primarily due to increased programming costs and depreciation expense, and a $357 million increase at the DIRECTV Latin America segment primarily due to the acquisition of Sky Brazil in August 2006.

        Interest income.    Interest income decreased $9 million to $71 million for the six months ended June 30, 2007 compared to $80 million for the same period of 2006. The decrease in interest income is due to lower average cash and short-term investment balances as a result of the share repurchase programs, partially offset by an increase in average interest rates.

        Interest expense.    Interest expense was $115 million for the six months ended June 30, 2007 and June 30, 2006. Interest expense is net of capitalized interest of $29 million for the six months ended June 30, 2007 and $26 million for the six months ended June 30, 2006.

        Other, net.    Other, net decreased by $3 million during the six months ended June 30, 2007 as compared to the same period in 2006. The significant components of "Other, net" were as follows:

	Six Months Ended June 30,		Change
	2007	2006	$
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$17	$6	$11
Net gain from sale of investments	—	14	(14)

Total	$17	$20	$(3)

        The decrease is primarily due to the $14 million net gain recorded on the sale of our remaining 50% interest in HNS LLC to SkyTerra in the first quarter of 2006, partially offset by an increase in equity in earnings from unconsolidated affiliates primarily from our investment in Sky Mexico.

        Income tax expense.    We recognized income tax expense of $503 for the six months ended June 30, 2007 compared to an income tax expense of $418 million for the six months ended June 30, 2006. The change in the income tax expense is primarily attributable to the change in income before income taxes and minority interests.

        Income from discontinued operations.    As a result of a favorable tax settlement which we discuss in Note 2 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, during the second quarter of 2007 we recorded a $17 million gain in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Six Months Ended and as of June 30,		Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$7,265	$6,512	$753	11.6%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,996	2,646	350	13.2%
Subscriber service expenses	561	492	69	14.0%
Broadcast operations expenses	105	88	17	19.3%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	879	969	(90)	(9.3)%
Upgrade and retention costs	423	437	(14)	(3.2)%
General and administrative expenses	370	358	12	3.4%
Depreciation and amortization expense	643	385	258	67.0%

Total operating costs and expenses	5,977	5,375	602	11.2%

Operating profit	$1,288	$1,137	$151	13.3%

Other data:
Operating profit before depreciation & amortization	$1,931	$1,522	$409	26.9%
Total number of subscribers (000's)	16,316	15,513	803	5.2%
ARPU	$74.96	$70.73	$4.23	6.0%
Average monthly subscriber churn %	1.51%	1.52%	—	(0.7)%
Gross subscriber additions (000's)	1,829	1,782	47	2.6%
Net subscriber additions (000's)	363	380	(17)	(4.5)%
Average subscriber acquisition costs—per subscriber (SAC)	$677	$656	$21	3.2%

        Subscribers.    Including the 363,000 net subscriber additions during the six months ended June 30, 2007, the total number of subscribers has increased 803,000, or 5.2%, during the last twelve months to 16.3 million at June 30, 2007. Gross subscriber additions for the six months ended June 30, 2007, increased 47,000 to 1,829,000 compared to the six months ended June 30, 2006.

        Revenues.    Our revenue increased $753 million to $7,265 million resulting from higher ARPU and the larger subscriber base. The 6.0% increase in ARPU to $74.96 resulted primarily from price increases on programming packages, an increase in the number of subscribers paying lease, HD programming, and DVR fees, and an increase in equipment upgrade fees.

        Total operating costs and expenses.    Our total operating costs and expenses increased $602 million to $5,977 million during the six months ended June 30, 2007 resulting primarily from higher costs for broadcast programming, depreciation and amortization expense and subscriber service expenses, partially offset by decreased subscriber acquisition costs and upgrade and retention costs due to the capitalization of set-top receivers leased to new and existing subscribers. We capitalized $359 million of set-top receivers leased to new subscribers and $382 million of set-top receivers leased to existing subscribers during the six months ended June 30, 2007 under the lease program compared to the capitalization of $199 million of set-top receivers leased to new subscribers and $140 million of set-top receivers leased to existing subscribers during the six months ended June 30, 2006. The six months ended June 30, 2007 included six months of lease activity, while the six months ended June 30, 2006 included four months of lease activity from the introduction of the program on March 1, 2006.

        Our broadcast programming and other costs increased $350 million primarily from annual program supplier rate increases and the increased number of subscribers. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls and costs incurred at our call centers to support the increased number of subscribers with advanced products. Broadcast operations expenses increased primarily as a result of the costs to support new HD local channel markets.

        Including the cost of set-top receivers leased to new subscribers, subscriber acquisition costs incurred increased $70 million compared to the six months ended June 30, 2006 primarily due to the higher number of gross subscriber additions and increased advertising and marketing costs. However, due to the capitalization of $160 million more of leased set-top receivers in 2007, which included six months of activity under the lease program compared to 2006, which included four months of activity under the lease program, subscriber acquisition costs decreased $90 million compared to the prior year. Including the cost of set-top receivers leased to existing subscribers under our upgrade and retention programs, upgrade and retention costs incurred increased $228 million compared to the six months ended June 30, 2006 primarily due to increased volume under our HD and HD DVR upgrade programs. The increase in upgrade and retention costs incurred was more than offset by a $242 million increase in the capitalization of leased set-top receivers compared to the six months ended June 30, 2006 due to six months of activity under the lease program in 2007 compared to four months in 2006. The $12 million increase in general and administrative expenses resulted mainly from an increase in labor and employee benefit costs and higher legal costs, partially offset by a $25 million insurance settlement related to losses incurred due to the hurricanes in 2005.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        The improvement of operating profit before depreciation and amortization of $409 million was primarily due to the increase in the amount of set-top receivers capitalized under the lease program, as well as the gross profit generated from the higher revenues, partially offset by increased upgrade and retention costs incurred, subscriber acquisition costs incurred and subscriber service expenses. The increase in operating profit of $151 million was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2007.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Six Months Ended and as of June 30,		Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$778	$395	$383	97.0%
Operating profit before depreciation & amortization	175	97	78	80.4%
Operating profit	57	31	26	83.9%
Other data:
Total number of subscribers (000's)	2,940	1,732	1,208	69.7%
Net subscriber additions (000's)	229	139	90	64.7%
ARPU	$46.04	$39.62	$6.42	16.2%

        The increase in total subscribers was primarily due to the 869,000 subscribers added as a result of the acquisition of Sky Brazil in August 2006. Net subscriber additions increased 90,000 for the six months ended June 30, 2007 to 229,000 from 139,000 for the six months ended June 30, 2006 due to subscriber growth at Sky Brazil and PanAmericana, particularly in Colombia and Venezuela.

        The $383 million increase in revenues in the six months ended June 30, 2007 compared to the same period in 2006 primarily resulted from the $317 million increase in revenue for Brazil due to the acquisition of Sky Brazil in August 2006, along with ARPU growth throughout the region and subscriber growth in PanAmericana.

        The higher operating profit before depreciation and amortization is primarily due to the increase in revenues partially offset by the increase in costs from the addition of Sky Brazil and the $57 million gain from the completion of the Sky Mexico transaction that we recorded in the first quarter of 2006.

        The higher operating profit was primarily due to the increase in operating profit before depreciation and amortization partially offset by higher depreciation and amortization expense resulting from the Darlene and Sky Brazil transactions.

Corporate and Other

        Operating loss from Corporate and Other increased to $42 million for the six months ended June 30, 2007 from $35 million for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2007, our cash and cash equivalent balances and short-term investments totaled $1.99 billion compared with $2.67 billion at December 31, 2006. The $682 million decrease resulted primarily from the use of $1.35 billion of cash for the acquisition of satellites and property, $697 million in cash for the share repurchase program, $325 million of cash to purchase Darlene's 14% interest in DLA LLC and $215 million cash for the repayment of debt, partially offset by $1.86 million of cash provided by operations.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.19 at June 30, 2007 and 1.37 at December 31, 2006. The decrease in our current ratio during the quarter was due to the changes in our cash and short-term investment balances as a result of the uses discussed above.

        As of June 30, 2007, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility. The DIRECTV U.S. credit facility is available until 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        On February 7, 2006, our Board of Directors authorized a $3.0 billion share repurchase program which we completed in February 2007. On February 27, 2007, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock which we completed in August 2007. During the six months ended June 30, 2007, we repurchased 32 million shares for $737 million, at an average price of $23.31 per share. During the six months ended June 30, 2006, we repurchased 168 million shares for $2.7 billion, at an average price of $16.01 per share. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock. The source of the funds for the purchases is our existing cash on hand and cash from operations.

        We expect to fund our cash requirements and our existing business plan using our available cash balances, and cash provided by operations. Additional borrowings, which may include borrowings under the $500 million DIRECTV U.S. revolving credit facility, may be required for wireless broadband strategic investment opportunities should they arise, or if the authorized amount of our share repurchase program is significantly increased. However, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our term loans under DIRECTV U.S.' senior secured credit facility.

Debt

        At June 30, 2007, we had $3,402 million in total outstanding borrowings, bearing a weighted average interest rate of 7.0%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 7 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2006 Form 10-K.

        Our short-term borrowings, notes payable, the senior secured credit facility and other borrowings mature as follows: $7 million in the remainder of 2007, $48 million in 2008, $98 million in 2009, $297 million in 2010, $97 million in 2011 and $2,852 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2006.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2006 Form 10-K for discussion of Moody's Investors Service and Standard & Poor's Rating Service ratings range.

        Currently, The DIRECTV Group has the following security rating:

	Long-term Corporate Rating	Outlook
Standard & Poor's	BB	Stable

        Currently, DIRECTV U.S. has the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BB-	BB	Stable
Moody's	Baa3	Ba3	Ba2	Negative

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

        Commitments and contingencies as discussed in the Notes to the Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $204 million as of January 1, 2007, the date we adopted FIN 48. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

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

*  *  *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended June 30, 2007. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2006.

*  *  *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*  *  *

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a $3.0 billion share repurchase program that was implemented on February 10, 2006 and completed in February 2007. On February 27, 2007, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock which we completed in the August 2007. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock, from time to time through open market purchases or negotiated transactions, subject to market conditions, the program may be suspended or discontinued at any time. The source of funds for the purchases is existing cash on hand and cash from operations. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        For the three months ended June 30, 2007, we repurchased 26 million shares for $604 million, at an average price of $23.41 per share. To date, no plans or programs for the purchase of our stock have been terminated prior to expiration. A summary of the repurchase activity for the three months ended June 30, 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
April 1–30, 2007	2	$23.83	2	$850
May 1–31, 2007	12	23.58	12	571
June 1–30, 2007	12	23.19	12	287

Total	26	23.41	26	287

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our annual meeting of stockholders held on June 5, 2007, the following matters were submitted to a vote of the stockholders of The DIRECTV Group, Inc.:

The DIRECTV Group, Inc.
Final Voting Results

  Item No. 1

        The election of Neil R. Austrian, Charles R. Lee and K. Rupert Murdoch as directors to serve for a three year term expiring at the annual meeting in 2010. The final voting results were:

Neil R. Austrian	For	1,105,258,436
	Withheld	12,188,850
Charles R. Lee	For	1,105,012,143
	Withheld	12,435,143
K. Rupert Murdoch	For	1,053,538,779
	Withheld	63,908,507

  Item No. 2

        Ratification of the appointment of Deloitte & Touche LLP as independent registered public accountants for us for the fiscal year ending December 31, 2007. The final voting results were:

For	1,112,873,849
Against	593,662
Abstain	3,979,775
No Vote	—

  Item No. 3

        Approval of amendment and restatement of the 2004 Stock Plan providing for equity-based compensation to our employees and directors. The final voting results were:

For	1,039,631,583
Against	23,038,708
Abstain	4,707,719
No Vote	50,069,276

  Item No. 4

        Approval of amendment and restatement of the Executive Officer Cash Bonus Plan providing for cash-based incentive payments to our executive officers. The final voting results were:

For	1,032,236,594
Against	30,266,600
Abstain	4,875,516
No Vote	50,068,576

        All matters voted on at the annual meeting were approved. In addition to the directors elected at the annual meeting, Ralph F. Boyd Jr., Chase Carey, Peter Cherin, James M. Cornelius, David F. De Voe, Peter Lund, Nancy S. Newcomb and Haim Saban continue to serve as directors.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
10.1	The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan
††10.2	The DIRECTV Group, Inc. Amended and Restated Executive Cash Bonus Plan
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††
Management contract or compensatory plan or arrangement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: August 9, 2007	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic (Executive Vice President and Chief Financial Officer)

QuickLinks

PART I—FINANCIAL INFORMATION (UNAUDITED)
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THE DIRECTV GROUP, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
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
SIGNATURE