Form 10-Q
period 2007-09-30
DIRECTV GROUP INC
filed 2007-11-07
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

        As of November 2, 2007, the registrant had 1,157,914,386 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,327	$3,666	$12,370	$10,572
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,829	1,522	5,124	4,305
Subscriber service expenses	317	302	925	817
Broadcast operations expenses	83	62	239	208
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	547	455	1,514	1,464
Upgrade and retention costs	272	210	703	651
General and administrative expenses	275	281	798	769
Gain from disposition of businesses	—	(61)	—	(118)
Depreciation and amortization expense	438	266	1,198	714

Total operating costs and expenses	3,761	3,037	10,501	8,810

Operating profit	566	629	1,869	1,762
Interest income	25	28	96	108
Interest expense	(61)	(64)	(176)	(179)
Other, net	10	12	27	32

Income from continuing operations before income taxes and minority interests	540	605	1,816	1,723
Income tax expense	(220)	(228)	(723)	(646)
Minority interests in net earnings of subsidiaries	(1)	(7)	(7)	(13)

Income from continuing operations	319	370	1,086	1,064
Income from discontinued operations, net of taxes	—	—	17	—

Net income	$319	$370	$1,103	$1,064

Basic and diluted earnings per common share:
Income from continuing operations	$0.27	$0.30	$0.90	$0.83
Income from discontinued operations, net of taxes	—	—	0.01	—

Earnings per common share	$0.27	$0.30	$0.91	$0.83

Weighted average number of common shares outstanding (in millions)
Basic	1,182	1,221	1,209	1,274
Diluted	1,190	1,228	1,217	1,281

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
	(Dollars in Millions, Except Share Amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,191	$2,499
Short-term investments	10	170
Accounts receivable, net of allowances of $51 and $46	1,414	1,345
Inventories	204	148
Deferred income taxes	58	166
Prepaid expenses and other	318	228

Total current assets	3,195	4,556
Satellites, net	2,037	2,008
Property and equipment, net	3,553	2,445
Goodwill	3,680	3,515
Intangible assets, net	1,697	1,811
Investments and other assets	815	806

Total assets	$14,977	$15,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,771	$2,816
Unearned subscriber revenues and deferred credits	475	286
Short-term borrowings and current portion of long-term debt	35	220

Total current liabilities	3,281	3,322
Long-term debt	3,362	3,395
Deferred income taxes	611	315
Other liabilities and deferred credits	1,348	1,366
Commitments and contingencies
Minority interests	7	62
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 1,165,571,414 shares and 1,226,490,193 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	9,420	9,836
Accumulated deficit	(3,017)	(3,107)
Accumulated other comprehensive loss	(35)	(48)

Total stockholders' equity	6,368	6,681

Total liabilities and stockholders' equity	$14,977	$15,141

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,103	$1,064
Income from discontinued operations, net of taxes	(17)	—

Income from continuing operations	1,086	1,064
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,198	714
Gain from disposition of businesses	—	(118)
Net gain from sale of investments	—	(14)
Share-based compensation expense	36	33
Equity in earnings from unconsolidated affiliates	(27)	(18)
Loss on disposal of fixed assets	8	18
Deferred income taxes and other	377	579
Change in other operating assets and liabilities:
Accounts receivable	(38)	(90)
Inventories	(56)	119
Prepaid expenses and other	(97)	(33)
Accounts payable and accrued liabilities	(2)	(223)
Unearned subscriber revenue and deferred credits	193	136
Other, net	(34)	8

Net cash provided by operating activities	2,644	2,175

Cash Flows From Investing Activities
Purchase of short-term investments	(588)	(1,963)
Sale and maturities of short-term investments	748	2,413
Cash paid for property and equipment	(1,903)	(1,116)
Cash paid for satellites	(149)	(173)
Investment in companies, net of cash acquired	(339)	(382)
Proceeds from sale of investments	—	182
Proceeds from collection of notes receivable	—	142
Proceeds from sale of property	9	—
Other, net	39	(31)

Net cash used in investing activities	(2,183)	(928)

Cash Flows From Financing Activities
Common shares repurchased and retired	(1,546)	(2,947)
Repayment of debt	(218)	(5)
Net increase (decrease) in short-term borrowings	2	(2)
Repayment of other long-term obligations	(97)	(72)
Stock options exercised	84	115
Excess tax benefit from share-based compensation	6	2

Net cash used in financing activities	(1,769)	(2,909)

Net decrease in cash and cash equivalents	(1,308)	(1,662)
Cash and cash equivalents at beginning of the period	2,499	3,701

Cash and cash equivalents at end of the period	$1,191	$2,039

Supplemental Cash Flow Information
Cash paid for interest	$176	$180
Cash paid for income taxes	296	20

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

        On December 23, 2006, News Corporation and Liberty Media Corporation, or Liberty, entered into an agreement to exchange Liberty's 16.3% ownership interest in News Corporation for News Corporation's approximately 40% ownership in us, three regional sports networks and a cash payment. The transaction has been approved by the stockholders of News Corporation and is subject to regulatory approval from the Federal Communications Commission and antitrust clearance. It is expected that the transaction will close in the fourth quarter of 2007.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 1, 2007, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 10, 2007 and for the quarter ended June 30, 2007 filed with the SEC on August 9, 2007, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Change and New Accounting Standards

  Accounting Change

        Uncertain Tax Positions.    On January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", or FIN 48. We now recognize a benefit in "Income tax expense" in the Consolidated Statements of Operations for uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Unrecognized tax benefits represent tax benefits taken or expected to be taken in income tax returns, for which the benefit has not yet been recognized in "Income tax expense" in the Consolidated Statements of Operations due to the uncertainty of whether such benefits will be ultimately realized. The cumulative effect of adopting FIN 48 resulted in a $5 million increase to the January 1, 2007 balance of "Accumulated deficit" in the Consolidated Balance Sheets. As of the date of adoption, our unrecognized tax benefits totaled $204 million, including $166 million of tax positions the recognition of which would affect the annual effective income tax rate. We include the liability for unrecognized tax benefits in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets as of September 30, 2007.

        We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. As of the date of adoption, we have accrued $45 million in interest and penalties as part of our liability for unrecognized tax benefits.

        During the nine months ended September 30, 2007, we recorded a $17 million reduction to our unrecognized tax benefits as a result of the settlement of a foreign withholding tax dispute from a previously divested business, which we included in "Income from discontinued operations, net of taxes" in the Consolidated Statements of Operations.

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

        In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, "Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider" or EITF No. 06-1. EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. We currently do not expect the adoption of EITF No. 06-1 on January 1, 2008 to have an effect on our consolidated results of operations.

Note 3: Acquisitions

  Darlene Transaction

        On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325 million in cash. We are accounting for this acquisition using the purchase method of accounting. Based on preliminary estimates, we have allocated the excess purchase price over the book value of the minority interest acquired to a subscriber related intangible asset of $105 million, goodwill of $196 million and a non-current deferred tax liability of $39 million. Amounts allocated to subscriber related intangible assets and deferred tax liabilities are estimates pending the completion of independent appraisals and additional analyses currently in process. The subscriber related intangible asset is included in "Intangible assets, net" in the Consolidated Balance Sheets and is being amortized on a straight line basis over a 6 year period. We expect the final valuation and purchase accounting to be completed in the fourth quarter of 2007.

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

        Brazil.    On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., or GLB, with and into Sky Brazil, and completed the purchase of News Corporation's and Liberty Media International's interests in Sky Brazil. As a result of these transactions, we hold a 74% interest in the combined business. The purchase consideration for the transactions amounted to $670 million, including $396 million in cash paid, of which we paid $362 million to News Corporation and Liberty Media International in 2004 and $30 million to News Corporation in August 2006, the $64 million fair value of the reduction of our interest in GLB resulting from the merger and the assumption of Sky Brazil's $210 million bank loan.

        We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating the results of Sky Brazil from the date of acquisition. We also accounted for the reduction of our interest in GLB resulting from the merger as a partial sale pursuant to EITF No. 90-13 "Accounting for Simultaneous Common Control Mergers," which resulted in us recording a one-time pre-tax gain during the third quarter of 2006 of $61 million in "Gain from disposition of businesses" in the Consolidated Statements of Operations. In the third quarter of 2007 we completed the valuation of acquired intangible assets and finalized the purchase accounting, which resulted in adjustments increasing the carrying value of the acquired intangible assets by $66 million and deferred tax liabilities by $35 million and decreasing the carrying value of goodwill by $31 million.

        The following table sets forth the final allocation of the purchase price to the Sky Brazil net assets acquired on August 23, 2006:

Total current assets	$77
Goodwill	432
Intangible assets	355
Other long-term assets	98

Total assets acquired	962

Total current liabilities (excluding $210 million of bank debt assumed)	137
Other liabilities	155

Total liabilities assumed	292

Net assets acquired	$670

        The assets acquired included approximately $42 million in cash. Intangible assets that are included in "Intangible assets, net" in our Consolidated Balance Sheets include a subscriber related intangible asset to be amortized over six years and a trade name intangible asset to be amortized over 20 years.

        Mexico.    In February 2006, we recorded a gain of $57 million in "Gain from disposition of businesses" in our Consolidated Statements of Operations when DLA LLC received an equity interest in Sky Mexico resulting from the sale of DIRECTV Mexico's subscriber list and transfer of subscribers to Sky Mexico. Also in February 2006, we acquired News Corporation's and Liberty Media International's equity interests in Sky Mexico for $373 million in cash. On April 27, 2006, we sold a portion of our equity interest to Televisa for $59 million, which reduced our equity interest in Sky Mexico to 41%. We account for our investment in Sky Mexico using the equity method of accounting. See Note 6 for additional information regarding this investment.

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

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$220	$204	$580	$403
Subscriber leased equipment—upgrade and retention	197	121	579	261

Total subscriber leased equipment capitalized	$417	$325	$1,159	$664

Depreciation expense—subscriber leased equipment	$177	$45	$434	$68

Note 5: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2007 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of December 31, 2006	$3,032	$483	$3,515
Acquisition of Darlene interest in DLA LLC	—	196	196
Finalization of Sky Brazil purchase price allocation	—	(31)	(31)

Balance as of September 30, 2007	$3,032	$648	$3,680

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		September 30, 2007			December 31, 2006
	Estimated Useful Lives (years)
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL orbital license	5	208	$123	85	182	$94	88
Subscriber related	5-10	1,747	863	884	1,597	620	977
Dealer network	15	130	69	61	130	62	68
Trade name	20	61	3	58	36	2	34
Distribution rights	7	334	157	177	334	122	212

Total intangible assets		$2,912	$1,215	$1,697	$2,711	$900	$1,811

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Amortization expense	$108	$92	$315	$268

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $105 million in the remainder of 2007; $419 million in 2008; $358 million in 2009; $159 million in 2010; $104 million in 2011; and $120 million thereafter.

Note 6: Equity Method Investments

        As discussed in Note 3 we acquired a minority equity interest in Sky Mexico in February 2006. The following table sets forth equity in earnings of our 41% interest in Sky Mexico for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Equity in earnings of Sky Mexico	$13	$13	$31	$9

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

Note 7: Debt

        The following table sets forth our outstanding debt as of September 30, 2007 and December 31, 2006:

	Interest Rates at September 30, 2007	September 30, 2007	December 31, 2006
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
Senior secured credit facility	6.376%	1,485	1,492
Sky Brazil bank loan	—	—	210
Other debt	—	2	3

Total debt		3,397	3,615
Less short-term borrowings and current portion of long-term debt		35	220

Long-term debt		$3,362	$3,395

        The 8.375% senior notes, 6.375% senior notes and senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets.

        The fair value of our 8.375% senior notes was approximately $948 million at September 30, 2007 and at December 31, 2006. The fair value of our 6.375% senior notes was approximately $952 million at September 30, 2007 and approximately $962 million at December 31, 2006. We calculated the fair values based on quoted market prices on those dates.

        On August 23, 2006, we assumed Sky Brazil's $210 million variable rate bank loan as part of the Sky Brazil transaction described in Note 3 above. In January 2007, we paid $210 million to the lending banks, who in turn assigned the loan to a wholly-owned subsidiary of the company. As a result, this loan is no longer outstanding on a consolidated basis.

        Our notes payable and senior secured credit facility mature as follows: $3 million in the remainder of 2007, $48 million in 2008, $98 million in 2009, $297 million in 2010, $97 million in 2011 and $2,852 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2006 and we do not currently expect to be required to make a prepayment for the year ending December 31, 2007. The amount of interest accrued related to our outstanding debt was $23 million at September 30, 2007 and $27 million at December 31, 2006. The unamortized bond premium included in other debt was $2 million as of September 30, 2007 and $3 million as of December 31, 2006.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At September 30, 2007, DIRECTV U.S. was in compliance with all such covenants.

Note 8: Commitments and Contingencies

Commitments

        As of September 30, 2007, we anticipate minimum future payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, satellite telemetry, tracking and control and satellite construction and launch contracts to be $5,044 million, payable as follows: $361 million in the remainder of 2007, $1,206 million in 2008, $1,249 million in 2009, $1,139 million in 2010, $724 million in 2011 and $365 million thereafter.

        In order to replace its broadcast capacity on a satellite that is nearing the end of its useful life, Sky Brazil has agreed to enter into a transponder capacity agreement on a replacement satellite. The replacement satellite launched in October 2007 and the agreement will begin following successful in-orbit testing of the satellite and transfer of services from the existing satellite, which we expect to occur in the fourth quarter of 2007. The present value of minimum payments under this estimated 15 year agreement, based on the life of the satellite, is approximately $247 million. We expect to account for this agreement as a capital lease.

Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2007. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

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

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006, and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $127 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment royalties pursuant to the compulsory license shall be held in escrow pending outcome of the appeal. Through September 30, 2007, the compulsory license fee amounted to $28 million, which has been paid into escrow.

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

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2007, the net book value of in-orbit satellites was $1,582 million, of which $1,351 million was uninsured.

  Other

        As of September 30, 2007, included in "Investments and other assets" in the Consolidated Balance Sheets is a receivable for $32 million of the $57 million rebate that we can earn from Thomson by purchasing at least $4 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date, most of which would be recorded as a charge to the Consolidated Statements of Operations at the time such determination is made.

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

Note 9: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties. News Corporation and its affiliates are considered related parties because News Corporation owns approximately 40% of our outstanding common stock. Companies in which we hold equity method investments are also considered related parties, which include Sky Mexico from the acquisition on February 16, 2006. We have the following types of contractual arrangements with our related parties: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities. The majority of payments under contractual arrangements with News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes sales to and purchases from related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Sales	$4	$7	$14	$23
Purchases	290	202	833	601

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	September 30, 2007	December 31, 2006
	(Dollars in Millions)
Accounts receivable	$18	$11
Accounts payable	279	206

        The accounts receivable and accounts payable balances as of September 30, 2007 and December 31, 2006 are primarily related to affiliates of News Corporation. Accounts receivable as of September 30, 2007 includes $8 million for expenses incurred on behalf of a News Corporation entity, which will be reimbursed pursuant to a reimbursement agreement.

        In addition to the transactions described above, we made a cash payment to News Corporation of $285 million in the first quarter of 2006 in connection with our purchase of its interest in Sky Mexico and $30 million in the third quarter of 2006 in connection with our purchase of its interest in Sky Brazil. We received $127 million in cash from News Corporation in the third quarter of 2006 for the repayment of a note receivable for the assumption of certain liabilities as part of the Sky Transactions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Shares in Millions)
Common stock options excluded	34	52	34	56

        The following table sets forth comparative information regarding common shares outstanding:

	Nine Months Ended September 30,
	2007	2006
	(Shares in Millions)
Common shares outstanding at January 1	1,226	1,391
Decrease for common shares repurchased and retired	(67)	(183)
Increase for stock options exercised and restricted stock units vested and distributed	7	11

Common shares outstanding at September 30	1,166	1,219

Weighted average number of common shares outstanding	1,209	1,274

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended September 30, 2007:
Basic EPS
Income from continuing operations	$319	1,182	$0.27
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	8	—

Diluted EPS
Adjusted income from continuing operations	$319	1,190	$0.27

Three Months Ended September 30, 2006:
Basic EPS
Income from continuing operations	$370	1,221	$0.30
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted income from continuing operations	$370	1,228	$0.30

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Nine Months Ended September 30, 2007:
Basic EPS
Income from continuing operations	$1,086	1,209	$0.90
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	8	—

Diluted EPS
Adjusted income from continuing operations	$1,086	1,217	$0.90

Nine Months Ended September 30, 2006:
Basic EPS
Income from continuing operations	$1,064	1,274	$0.83
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted income from continuing operations	$1,064	1,281	$0.83

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

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Nine Months Ended September 30,
	2007	2006
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$1,546	$2,947
Average price per share	23.03	16.12
Number of shares repurchased and retired	67	183

        For the nine months ended September 30, 2007, we recorded the $1,546 million in repurchases as a decrease of $539 million to "Common stock and additional paid in capital" and an increase of $1,007 million to "Accumulated deficit" in the Consolidated Balance Sheets.

Accumulated Other Comprehensive Loss

        The following table sets forth the components of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets for the periods presented:

	As of September 30, 2007	As of December 31, 2006
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(50)	$(53)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4)	(4)
Accumulated unrealized gains on securities, net of taxes	20	9
Accumulated foreign currency translation adjustments	(1)	—

Total accumulated other comprehensive loss	$(35)	$(48)

Other Comprehensive Income

        Total comprehensive income was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Net income	$319	$370	$1,103	$1,064

Other comprehensive income (loss):
Adjustments to unamortized defined benefit plan amounts, net of taxes	3	—	3	(5)
Foreign currency translation adjustments	—	—	(1)	3
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses)	(2)	2	11	(12)
Less: reclassification adjustment for net gains recognized during the period	—	—	—	(1)

Other comprehensive income (loss)	1	2	13	(15)

Total comprehensive income	$320	$372	$1,116	$1,049

Note 12: Segment Reporting

        Our two business segments, DIRECTV U.S. and DIRECTV Latin America, acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. Corporate and Other includes the corporate office, eliminations and other entities.

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended:
September 30, 2007
Revenues	$3,885	$442	$—	$4,327

Operating profit (loss)	$538	$46	$(18)	$566
Add: Depreciation and amortization expense	378	59	1	438

Operating profit (loss) before depreciation and amortization(1)	$916	$105	$(17)	$1,004

September 30, 2006
Revenues	$3,403	$264	$(1)	$3,666

Operating profit (loss)	$597	$51	$(19)	$629
Add: Depreciation and amortization expense	226	40	—	266

Operating profit (loss) before depreciation and amortization(1)	$823	$91	$(19)	$895

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Nine Months Ended:
September 30, 2007
Revenues	$11,150	$1,220	$—	$12,370

Operating profit (loss)	$1,826	$103	$(60)	$1,869
Add: Depreciation and amortization expense	1,021	177	—	1,198

Operating profit (loss) before depreciation and amortization(1)	$2,847	$280	$(60)	$3,067

September 30, 2006
Revenues	$9,915	$659	$(2)	$10,572

Operating profit (loss)	$1,734	$82	$(54)	$1,762
Add: Depreciation and amortization expense	611	106	(3)	714

Operating profit (loss) before depreciation and amortization(1)	$2,345	$188	$(57)	$2,476

(1)
Operating profit (loss) before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit (loss)." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of Directors use Operating profit (loss) before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive

THE DIRECTV GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,004	$895	$3,067	$2,476
Depreciation and amortization	438	266	1,198	714

Operating profit	566	629	1,869	1,762
Interest income	25	28	96	108
Interest expense	(61)	(64)	(176)	(179)
Other, net	10	12	27	32

Income from continuing operations before income taxes and minority interests	540	605	1,816	1,723
Income tax expense	(220)	(228)	(723)	(646)
Minority interests in net earnings of subsidiaries	(1)	(7)	(7)	(13)

Income from continuing operations	319	370	1,086	1,064
Income from discontinued operations, net of taxes	—	—	17	—

Net income	$319	$370	$1,103	$1,064

* * *

THE DIRECTV GROUP, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 10, 2007, and for the quarter ended June 30, 2007 filed with the SEC on August 9, 2007, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

THE DIRECTV GROUP, INC.
SUMMARY DATA
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations
Revenues	$4,327	$3,666	$12,370	$10,572
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,829	1,522	5,124	4,305
Subscriber service expenses	317	302	925	817
Broadcast operations expenses	83	62	239	208
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	547	455	1,514	1,464
Upgrade and retention costs	272	210	703	651
General and administrative expenses	275	281	798	769
Gain from disposition of businesses	—	(61)	—	(118)
Depreciation and amortization expense	438	266	1,198	714

Total operating costs and expenses	3,761	3,037	10,501	8,810

Operating profit	566	629	1,869	1,762
Interest income	25	28	96	108
Interest expense	(61)	(64)	(176)	(179)
Other, net	10	12	27	32

Income from continuing operations before income taxes and minority interests	540	605	1,816	1,723
Income tax expense	(220)	(228)	(723)	(646)
Minority interests in net earnings of subsidiaries	(1)	(7)	(7)	(13)

Income from continuing operations	319	370	1,086	1,064
Income from discontinued operations, net of taxes	—	—	17	—

Net income	$319	$370	$1,103	$1,064

Basic and diluted earnings per common share:
Income from continuing operations	$0.27	$0.30	$0.90	$0.83
Income from discontinued operations, net of taxes	—	—	0.01	—

Earnings per common share	$0.27	$0.30	$0.91	$0.83

Weighted average number of common shares outstanding (in millions)
Basic	1,182	1,221	1,209	1,274
Diluted	1,190	1,228	1,217	1,281
	September 30, 2007	December 31, 2006
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,191	$2,499
Total current assets	3,195	4,556
Total assets	14,977	15,141
Total current liabilities	3,281	3,322
Long-term debt	3,362	3,395
Minority interests	7	62
Total stockholders' equity	6,368	6,681

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Other Data:
Operating profit	$566	$629	$1,869	$1,762
Add: Depreciation and amortization expense	438	266	1,198	714

Operating profit before depreciation and amortization(1)	$1,004	$895	$3,067	$2,476

Operating profit before depreciation and amortization margin(1)	23.2%	24.4%	24.8%	23.4%
Capital expenditures(2)	$709	$566	$2,043	$1,279
Net cash provided by operating activities	788	875	2,644	2,175
Net cash used in investing activities	(661)	(483)	(2,183)	(928)
Net cash used in financing activities	(874)	(237)	(1,769)	(2,909)
Net cash provided by operating activities	$788	$875	$2,644	$2,175
Less: Cash paid for property and equipment	(669)	(487)	(1,903)	(1,116)
Less: Cash paid for satellites	(37)	(68)	(149)	(173)

Free cash flow(3)	$82	$320	$592	$886

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

(3)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment" and "Cash paid for satellites" from "Net cash provided by operating activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and our Board of Directors use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended: September 30, 2007
Revenues	$3,885	$442	$—	$4,327
% of total revenue	89.8%	10.2%	—	100.0%
Operating profit (loss)	$538	$46	$(18)	$566
Add: Depreciation and amortization expense	378	59	1	438

Operating profit (loss) before depreciation and amortization	$916	$105	$(17)	$1,004

Operating profit before depreciation and amortization margin	23.6%	23.8%	N/A	23.2%
Capital expenditures(1)	$612	$96	$1	$709
September 30, 2006
Revenues	$3,403	$264	$(1)	$3,666
% of total revenue	92.8%	7.2%	—	100.0%
Operating profit (loss)	$597	$51	$(19)	$629
Add: Depreciation and amortization expense	226	40	—	266

Operating profit (loss) before depreciation and amortization	$823	$91	$(19)	$895

Operating profit before depreciation and amortization margin	24.2%	34.5%	N/A	24.4%
Capital expenditures(1)	$513	$53	$—	$566

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Nine Months Ended: September 30, 2007
Revenues	$11,150	$1,220	$—	$12,370
% of total revenue	90.1%	9.9%	—	100.0%
Operating profit (loss)	$1,826	$103	$(60)	$1,869
Add: Depreciation and amortization expense	1,021	177	—	1,198

Operating profit (loss) before depreciation and amortization	$2,847	$280	$(60)	$3,067

Operating profit before depreciation and amortization margin	25.5%	23.0%	N/A	24.8%
Capital expenditures(1)	$1,776	$237	$30	$2,043
September 30, 2006
Revenues	$9,915	$659	$(2)	$10,572
% of total revenue	93.8%	6.2%	—	100.0%
Operating profit (loss)	$1,734	$82	$(54)	$1,762
Add: Depreciation and amortization expense	611	106	(3)	714

Operating profit (loss) before depreciation and amortization	$2,345	$188	$(57)	$2,476

Operating profit before depreciation and amortization margin	23.7%	28.5%	N/A	23.4%
Capital expenditures(1)	$1,156	$123	$—	$1,279

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

        DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of September 30, 2007, DIRECTV U.S. had approximately 16.6 million subscribers.

        DIRECTV U.S. currently broadcasts from a fleet of ten geosynchronous satellites, including nine owned satellites and one leased satellite. In September 2007, after completing in-orbit testing, DIRECTV 10 went into service and will allow us to provide up to 100 national high definition, or HD, channels. The in-orbit testing of DIRECTV 10 revealed that a portion of the satellite's spot beam capacity may not be available for operations, however, we do not believe that our planned expansion of additional HD local programming will be materially impacted by the affected spot beam capacity. DIRECTV 11 is under construction and will operate from our 99° WL orbital location after its planned launch in early 2008 and successful completion of in-orbit testing. DIRECTV 11 will provide us with increased capability for local and national HD channels, as well as capacity for new interactive and enhanced services once it becomes operational. We have one additional satellite under construction, DIRECTV 12, which will be ready for launch in 2009.

        DIRECTV Latin America.    DIRECTV Latin America is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC; our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of September 30, 2007, PanAmericana had approximately 1.6 million subscribers, Sky Brazil had approximately 1.4 million subscribers and Sky Mexico had approximately 1.5 million subscribers.

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

  •
  On August 23, 2006, we completed the merger of our Brazil business, GLB, with Sky Brazil and completed the purchase of News Corporation's and Liberty Media International's interests in Sky Brazil. We hold a 74% interest in the combined business. We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating Sky Brazil's results from the date of acquisition. We also accounted for the reduction of our interest in GLB resulting from the merger as a partial sale, which resulted in us recording a one-time pre-tax gain during the third quarter of 2006 of $61 million in "Gain from disposition of businesses" in the Consolidated Statements of Operations.

  •
  On February 16, 2006, we completed the acquisition of our equity interest in Sky Mexico, which included the acquisition of an equity interest in Sky Mexico in exchange for the sale of our DIRECTV Mexico subscribers to Sky Mexico and the acquisition of News Corporation's and Liberty Media International's interests in Sky Mexico for $373 million in cash. As a result of this transaction, we recorded a gain of $57 million during the nine months ended September 30, 2006 to "Gain from disposition of businesses" in the Consolidated Statements of Operations. We account for our 41% interest in Sky Mexico under the equity method of accounting from the date of acquisition.

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

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded under the lease program for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$220	$204	$580	$403
Subscriber leased equipment—upgrade and retention	197	121	579	261

Total subscriber leased equipment capitalized	$417	$325	$1,159	$664

Depreciation expense—subscriber leased equipment	$177	$45	$434	$68

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

EXECUTIVE OUTLOOK UPDATE

        During the nine months ended September 30, 2007, DIRECTV U.S. experienced higher than expected demand for HD and digital video recorder, or DVR, services, which resulted in increased acquisition, upgrade and retention costs as we make investments in advanced equipment required to receive HD and DVR services. DIRECTV U.S. also experienced higher than expected revenue growth primarily due to higher average monthly revenue per subscriber, or ARPU. In our 2006 Form 10-K, we reported that we expected DIRECTV U.S. upgrade and retention costs incurred during 2007, including the cost of set-top receivers capitalized under the lease program but excluding the cost of replacing MPEG-2 HD subscriber equipment with our new MPEG-4 HD subscriber equipment, to be relatively unchanged as compared to the approximately $1,250 million spent in 2006. As previously reported in our Form 10-Q for the quarter ended June 30, 2007, we now expect upgrade and retention costs incurred for the year ending December 31, 2007 to be greater than in 2006. We also reported in our 2006 Form 10-K that we expected DIRECTV U.S. ARPU to increase 5% or more due to price increases and higher penetration of advanced products. We now expect ARPU to increase 6% or more.

        We previously reported in our 2006 Form 10-K that we expected free cash flow, defined as net cash provided by operating activities less cash paid for property and satellites, for The DIRECTV Group to remain relatively consistent with the $1,186 million of free cash flow generated in 2006 and that we expected free cash flow for DIRECTV U.S. to increase from the $545 million of free cash flow generated in 2006. Primarily due to the increase in upgrade and retention costs discussed above, we now expect free cash flow for The DIRECTV Group to be lower in 2007 than in 2006 and that free cash flow for DIRECTV U.S. may be lower in 2007 than in 2006.

KEY TERMINOLOGY USED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming, pay-per-view programming and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for DVR service, hardware revenues from subscribers who purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

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

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended September 30,
			Change
Revenues by segment:
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,885	$3,403	$482	14.2%
DIRECTV Latin America	442	264	178	67.4%
Corporate and Other	—	(1)	1	(100)%

Total revenues	$4,327	$3,666	$661	18.0%

        The $661 million increase in our total revenues was primarily due to the $482 million increase in revenues at the DIRECTV U.S. segment, which resulted from higher ARPU on a larger subscriber base, as well as an increase in revenues at the DIRECTV Latin America segment, which resulted from added revenues from the acquisition of Sky Brazil, an increase in the number of subscribers throughout the region and favorable changes in foreign currency exchange rates in several countries.

        Total operating costs and expenses.    The following table presents our operating costs and expenses by segment:

	Three Months Ended September 30,
			Change
Operating costs and expenses:
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,347	$2,806	$541	19.3%
DIRECTV Latin America	396	213	183	85.9%
Corporate and Other	18	18	—	0.0%

Total operating costs and expenses	$3,761	$3,037	$724	23.8%

        The $724 million increase in our total operating costs and expenses was primarily due to a $541 million increase at the DIRECTV U.S. segment primarily due to increased programming costs, depreciation expense, upgrade and retention costs and subscriber acquisition costs, and a $183 million increase at the DIRECTV Latin America segment primarily due to the acquisition of Sky Brazil in August 2006.

        Interest income.    Interest income decreased $3 million to $25 million for the third quarter of 2007 compared to $28 million for the same period of 2006.

        Interest expense.    Interest expense was $61 million for the third quarter of 2007 and $64 million for the third quarter of 2006. Interest expense is net of capitalized interest of $11 million for the third quarter of 2007 and $15 million for the third quarter of 2006.

        Other, net.    Other, net was $10 million during the third quarter of 2007 and $12 million for the third quarter of 2006 and was primarily comprised of equity in earnings from our investment in Sky Mexico.

        Income tax expense.    We recognized income tax expense of $220 million for the third quarter of 2007 compared to an income tax expense of $228 million for the third quarter of 2006. The change in income tax expense is primarily attributable to the change in income before income taxes and minority interests.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and as of September 30,		Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,885	$3,403	$482	14.2%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,657	1,417	240	16.9%
Subscriber service expenses	291	286	5	1.7%
Broadcast operations expenses	56	44	12	27.3%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	498	432	66	15.3%
Upgrade and retention costs	268	208	60	28.8%
General and administrative expenses	199	193	6	3.1%
Depreciation and amortization expense	378	226	152	67.3%

Total operating costs and expenses	3,347	2,806	541	19.3%

Operating profit	$538	$597	$(59)	(9.9)%

Other data:
Operating profit before depreciation & amortization	$916	$823	$93	11.3%
Total number of subscribers (000's)	16,556	15,678	878	5.6%
ARPU	$78.79	$72.74	$6.05	8.3%
Average monthly subscriber churn %	1.61%	1.80%	—	(10.6)%
Gross subscriber additions (000's)	1,032	1,006	26	2.6%
Net subscriber additions (000's)	240	165	75	45.5%
Average subscriber acquisition costs—per subscriber (SAC)	$696	$632	$64	10.1%

        Subscribers.    Including the 240,000 net subscribers additions during the three months ended September 30, 2007, the total number of subscribers has increased 878,000, or 5.6%, during the last twelve months to 16.6 million at September 30, 2007. Net subscriber additions for the third quarter of 2007 increased 75,000 compared to the third quarter of 2006 due to a 26,000 increase in gross subscriber additions to 1,032,000 for the third quarter of 2007 and a reduction in average monthly subscriber churn to 1.61% in the third quarter of 2007 compared to 1.80% in the third quarter of 2006. The higher gross subscriber additions were due to the increased number of subscribers taking HD and DVR services, which we refer to as advanced services, as well as higher acquisitions through our direct sales channel. The reduction in average monthly subscriber churn is also due to the increase in subscribers taking advanced services, as well as the benefits of our credit policies designed to obtain higher quality subscribers.

        Revenues.    Our revenue increased $482 million to $3,885 million resulting from higher ARPU and the larger subscriber base. The 8.3% increase in ARPU to $78.79 resulted primarily from price increases on programming packages, higher HD and DVR equipment, service and lease fees, as well as one week of additional NFL programming revenue in the third quarter of 2007 as compared with the same period last year, and revenues from the lease of one our satellites in 2007.

        Total operating costs and expenses.    Our total operating costs and expenses increased $541 million to $3,347 million in the third quarter of 2007 resulting primarily from higher costs for broadcast programming, increased depreciation and amortization expense, higher subscriber acquisition costs, higher upgrade and retention costs and an increase in broadcast operations expenses.

        Our broadcast programming and other costs increased $240 million primarily from annual program supplier rate increases and the increased number of subscribers. Broadcast operations expenses increased primarily as a result of the costs to support new HD local channel markets.

        The $66 million increase in subscriber acquisition costs in the third quarter of 2007 was due mostly to higher gross subscriber additions, as well as an increase in average subscriber acquisition costs expensed per subscriber. The increase in average subscriber acquisition costs expensed per subscriber was due to an increase in direct marketing and installation costs primarily associated with an increase in the number of subscribers purchasing advanced services in 2007. Upgrade and retention costs increased by $60 million compared to the third quarter of 2006 primarily due to an increased number of our existing subscribers utilizing our HD and HD DVR upgrade programs. The $6 million increase in general and administrative expenses resulted mainly from an increase in labor and employee benefit costs, and higher professional fees, partially offset by a decrease in bad debt expense.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program.

        The improvement of operating profit before depreciation and amortization of $93 million was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs and upgrade and retention costs. Operating profit decreased by $59 million from the third quarter of 2006 as higher operating profit before depreciation and amortization was more than offset by higher depreciation and amortization expense in 2007.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and as of September 30,		Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$442	$264	$178	67.4%
Operating profit before depreciation & amortization	105	91	14	15.4%
Operating profit	46	51	(5)	(9.8)%
Other data:
Total number of subscribers (000's)	3,092	2,634	458	17.4%
Net subscriber additions (excluding Sky Brazil acquisition) (000's)	152	33	119	360.6%
Additions from acquisition of Sky Brazil (000's)	—	869	(869)	NM*
ARPU	$48.84	$41.20	$7.64	18.5%

*
Percentage not meaningful

        Net subscriber additions increased 119,000 for the third quarter of 2007 from 33,000 for the third quarter 2006 due to subscriber growth at Sky Brazil and PanAmericana, particularly in Argentina, Colombia and Venezuela.

        The $178 million increase in revenues in the third quarter of 2007 compared to the same period in 2006 primarily due to the acquisition of Sky Brazil in August 2006, along with subscriber growth at PanAmericana and higher ARPU throughout the region, primarily due to favorable changes in foreign currency exchange rates.

        The higher operating profit before depreciation and amortization is primarily due to the increase in revenues partially offset by the increase in costs from the addition of Sky Brazil and the $61 million gain recorded in the third quarter of 2006 for the Sky Brazil transaction.

        Operating profit was lower than the same period of 2006 as higher operating profit before depreciation and amortization was more than offset by an increase in depreciation and amortization expense resulting from the Sky Brazil and Darlene transactions.

Corporate and Other

        Operating loss from Corporate and Other was $18 million in the third quarter of 2007 and the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Nine Months Ended September 30,
			Change
Revenues by segment:
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$11,150	$9,915	$1,235	12.5%
DIRECTV Latin America	1,220	659	561	85.1%
Corporate and Other	—	(2)	2	(100.0)%

Total revenues	$12,370	$10,572	$1,798	17.0%

        The $1,798 million increase in our total revenues was primarily due to the $1,235 million increase in revenues at the DIRECTV U.S. segment, which resulted from higher ARPU on a larger subscriber base, as well as an increase in revenues at the DIRECTV Latin America segment, which resulted primarily from the added revenues from the acquisition of Sky Brazil.

        Total operating costs and expenses.    The following table presents our operating costs and expenses by segment:

	Nine Months Ended September 30,
			Change
Operating costs and expenses:
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$9,324	$8,181	$1,143	14.0%
DIRECTV Latin America	1,117	577	540	93.6%
Corporate and Other	60	52	8	15.4%

Total operating costs and expenses	$10,501	$8,810	$1,691	19.2%

        The $1,691 million increase in our total operating costs and expenses was primarily due to a $1,143 million increase at the DIRECTV U.S. segment primarily due to increased programming costs and depreciation expense, and a $540 million increase at the DIRECTV Latin America segment primarily due to the acquisition of Sky Brazil in August 2006.

        Interest income.    Interest income decreased $12 million to $96 million for the nine months ended September 30, 2007 compared to $108 million for the same period of 2006. The decrease in interest income is primarily due to lower average cash and short-term investment balances as a result of the share repurchase programs.

        Interest expense.    Interest expense was $176 million for the nine months ended September 30, 2007 compared to $179 for the nine months ended September 30, 2006. Interest expense decreased due to lower debt balances due to the repayment of the Sky Brazil debt in the first quarter of 2007 and lower interest rates. Interest expense is net of capitalized interest of $40 million for the nine months ended September 30, 2007 and $41 million for the nine months ended September 30, 2006.

        Other, net.    Other, net decreased by $5 million during the nine months ended September 30, 2007 as compared to the same period in 2006. The significant components of "Other, net" were as follows:

	Nine Months Ended September 30,
			Change $
	2007	2006
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$27	$18	$9
Net gain from sale of investments	—	14	(14)

Total	$27	$32	$(5)

        The decrease in "Other, net" is primarily due to the $14 million net gain recorded on the sale of our remaining 50% interest in HNS LLC to SkyTerra in the first quarter of 2006, partially offset by an increase in equity in earnings from unconsolidated affiliates primarily from our investment in Sky Mexico.

        Income tax expense.    We recognized income tax expense of $723 for the nine months ended September 30, 2007 compared to an income tax expense of $646 million for the nine months ended September 30, 2006. The change in the income tax expense is primarily attributable to the change in income before income taxes and minority interests and a $27 million deduction in the second quarter of 2006 arising from the write-off of investments in certain entities.

        Income from discontinued operations.    As a result of a favorable tax settlement which we discuss in Note 2 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, during the second quarter of 2007 we recorded a $17 million gain in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Nine Months Ended and as of September 30,		Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$11,150	$9,915	$1,235	12.5%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	4,653	4,063	590	14.5%
Subscriber service expenses	852	778	74	9.5%
Broadcast operations expenses	161	132	29	22.0%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,377	1,401	(24)	(1.7)%
Upgrade and retention costs	691	645	46	7.1%
General and administrative expenses	569	551	18	3.3%
Depreciation and amortization expense	1,021	611	410	67.1%

Total operating costs and expenses	9,324	8,181	1,143	14.0%

Operating profit	$1,826	$1,734	$92	5.3%

Other data:
Operating profit before depreciation & amortization	$2,847	$2,345	$502	21.4%
Total number of subscribers (000's)	16,556	15,678	878	5.6%
ARPU	$76.22	$71.41	$4.81	6.7%
Average monthly subscriber churn %	1.54%	1.62%	—	(4.9)%
Gross subscriber additions (000's)	2,861	2,788	73	2.6%
Net subscriber additions (000's)	603	545	58	10.6%
Average subscriber acquisition costs—per subscriber (SAC)	$684	$647	$37	5.7%

        Subscribers.    Including the 603,000 net subscriber additions during the nine months ended September 30, 2007, the total number of subscribers has increased 878,000, or 5.6%, during the last twelve months to 16.6 million at September 30, 2007. Net subscriber additions for the nine months ended September 30, 2007 increased 58,000 to 603,000 compared to the nine months ended September 30, 2006 due to the increase in gross subscriber additions and the lower average monthly subscriber churn percentage.

        Revenues.    Our revenue increased $1,235 million to $11,150 million resulting from higher ARPU and the larger subscriber base. The 6.7% increase in ARPU to $76.22 resulted primarily from price increases on programming packages, as well as higher HD and DVR equipment, service and lease fees.

        Total operating costs and expenses.    Our total operating costs and expenses increased $1,143 million to $9,324 million during the nine months ended September 30, 2007 resulting primarily from higher costs for broadcast programming, depreciation and amortization expense, subscriber service expenses, upgrade and retention costs and broadcast operations expenses. We capitalized $580 million of set-top receivers leased to new subscribers and $579 million of set-top receivers leased to existing subscribers during the nine months ended September 30, 2007 under the lease program compared to the capitalization of $403 million of set-top receivers leased to new subscribers and $261 million of set-top receivers leased to existing subscribers during the nine months ended September 30, 2006. The nine months ended September 30, 2007 included nine months of lease activity, while the nine months ended September 30, 2006 included seven months of lease activity from the introduction of the program on March 1, 2006.

        Our broadcast programming and other costs increased $590 million primarily from annual program supplier rate increases and the increased number of subscribers. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls and costs incurred at our call centers to support the increased number of subscribers with advanced products. Broadcast operations expenses increased primarily as a result of the costs to support new HD local channel markets.

        Including the cost of set-top receivers leased to new subscribers, subscriber acquisition costs incurred increased $153 million compared to the nine months ended September 30, 2006 primarily due to an increase in direct marketing and installation costs primarily associated with an increase in the number of subscribers purchasing advanced services in 2007. However, because we capitalized $177 million more for leased set-top receivers in 2007, expensed subscriber acquisition costs decreased $24 million compared to the prior year. 2007 included nine months of activity under the lease program compared to 2006, which included seven months of activity under the lease program from its inception on March 1, 2006. Including the cost of set-top receivers leased to existing subscribers under our upgrade and retention programs, upgrade and retention costs incurred during the nine months ended September 30, 2007 increased $364 million compared to the nine months ended September 30, 2006 primarily due to increased volume under our HD and HD DVR upgrade programs. The increase in upgrade and retention costs incurred during the nine months ended September 30, 2007 was partially offset by a $318 million increase in the capitalization of leased set-top receivers compared to the nine months ended September 30, 2006 due to nine months of activity in 2007 compared to seven months in 2006, resulting in higher expensed upgrade and retention costs in 2007. The $18 million increase in general and administrative expenses resulted mainly from an increase in labor and employee benefit costs, and higher legal costs, partially offset by lower bad debt expenses and by a $25 million insurance settlement related to losses incurred due to the hurricanes in 2005.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program.

        The improvement of operating profit before depreciation and amortization of $502 million was primarily due to the gross profit generated from the higher revenues and the increase in the amount of set-top receivers capitalized under the lease program. The increase in operating profit of $92 million was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2007.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Nine Months Ended and as of September 30,		Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,220	$659	$561	85.1%
Operating profit before depreciation & amortization	280	188	92	48.9%
Operating profit	103	82	21	25.6%
Other data:
Total number of subscribers (000's)	3,092	2,634	458	17.4%
Net subscriber additions (excluding the Sky Brazil acquisition) (000's)	381	172	209	121.5%
Additions from acquisition of Sky Brazil	—	869	(869)	NM
ARPU	$46.98	$40.27	$6.71	16.7%

        Net subscriber additions excluding the Sky Brazil acquisition in August 2006 increased 209,000 for the nine months ended September 30, 2007 to 381,000 from 172,000 for the nine months ended September 30, 2006 due to subscriber growth at Sky Brazil and PanAmericana, particularly in Argentina, Colombia and Venezuela.

        The $561 million increase in revenues in the nine months ended September 30, 2007 compared to the same period in 2006 primarily resulted from a $447 million increase in revenue for Brazil due to the acquisition of Sky Brazil in August 2006, along with ARPU growth throughout the region, primarily due to subscriber growth at PanAmericana and favorable changes in foreign currency exchange rates.

        The higher operating profit before depreciation and amortization during the nine months ended September 30, 2007 is primarily due to the increase in revenues partially offset by the increase in costs from the addition of Sky Brazil, the $57 million gain from the completion of the Sky Mexico transaction that we recorded in the first quarter of 2006 and the $61 million gain from the completion of the Sky Brazil transaction that we recorded in the third quarter of 2006.

        The higher operating profit during the nine months ended September 30, 2007 was primarily due to the increase in operating profit before depreciation and amortization partially offset by higher depreciation and amortization expense resulting from the Darlene and Sky Brazil transactions.

Corporate and Other

        Operating loss from Corporate and Other increased to $60 million for the nine months ended September 30, 2007 from $54 million for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2007, our cash and cash equivalent balances and short-term investments totaled $1.20 billion compared with $2.67 billion at December 31, 2006. The $1.47 billion decrease resulted primarily from the use of $2.05 billion of cash for the acquisition of satellites and property, $1.55 million in cash for the share repurchase programs, $325 million of cash to purchase Darlene's 14% interest in DLA LLC and $218 million of cash for the repayment of debt, partially offset by $2.64 billion of cash provided by operations.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.97 at September 30, 2007 and 1.37 at December 31, 2006. The decrease in our current ratio during the quarter was primarily due to the changes in our cash and short-term investment balances as a result of the uses discussed above.

        DIRECTV U.S. has the ability to borrow up to $500 million under its existing credit facility until 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        On February 7, 2006, our Board of Directors authorized a $3.0 billion share repurchase program which we completed in February 2007. On February 27, 2007, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock which we completed in August 2007. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock. During the nine months ended September 30, 2007, we repurchased 67 million shares for $1.55 billion, at an average price of $23.03 per share. The source of the funds for the purchases is our existing cash on hand and cash from operations.

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

Debt

        At September 30, 2007, we had $3,397 million in total outstanding borrowings, bearing a weighted average interest rate of 6.9%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 7 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2006 Form 10-K.

        Our short-term borrowings, notes payable, the senior secured credit facility and other borrowings mature as follows: $3 million in the remainder of 2007, $48 million in 2008, $98 million in 2009, $297 million in 2010, $97 million in 2011 and $2,852 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2006 and we do not currently expect to be required to make a prepayment for the year ending December 31, 2007.

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

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings, if any, for the development of our businesses or other corporate purposes, which may include share repurchases.

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

* * *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended September 30, 2007. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2006.

* * *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2007 or subsequent thereto, but before the filing of this report, are summarized below:

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

        On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc. DIRECTV Operations, LLC, and The DIRECTV Group, Inc.; Thomson Inc.; and EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation. The action alleges infringement of three U.S. patents and seeks unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserted to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. On July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants and DIRECTV system manufacturers under all asserted claims of the patents in the case, and judgment for all defendants dismissing the claims of infringement was entered on July 25, 2002. On February 12, 2004, the Court of Appeals for the Federal Circuit affirmed the decision in part and reversed in part, and remanded the action for further proceedings. In August, 2005 the court again granted summary judgment on two of the patents, dismissing the claims of infringement relating to them with prejudice, leaving only one patent at issue which expired in 2005. The court then stayed activity relating to the remaining patent, pending determination of the issue of Gemstar's license rights. After a bench trial, on July 19, 2007 the court entered judgment denying Gemstar's assertion and holding that SuperGuide has the relevant rights relating to the remaining patent. Supplemental discovery regarding the remaining patent is now underway, and trial on the issues of infringement, enforceability and validity is expected in second half of 2008.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Share Repurchase Program

        On February 7, 2006, our Board of Directors authorized a $3.0 billion share repurchase program that was implemented on February 10, 2006 and completed in February 2007. On February 27, 2007, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock which we completed in the August 2007. On August 8, 2007, our Board of Directors authorized the repurchase of an additional $1.0 billion of our common stock, from time to time through open market purchases or negotiated transactions, subject to market conditions, the program may be suspended or discontinued at any time. The source of funds for the purchases is existing cash on hand and cash from operations. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        For the three months ended September 30, 2007, we repurchased 35 million shares for $809 million, at an average price of $22.79 per share. To date, no plans or programs for the purchase of our stock have been terminated prior to expiration. A summary of the repurchase activity for the three months ended September 30, 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
July 1-31, 2007	10	$24.01	10	$43
August 1-31, 2007	19	22.22	19	621
September 1-30, 2007	6	22.53	6	478

Total	35	22.79	35	478

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
*10.1	Employment Agreement dated as of August 9, 2007, between Chase Carey and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 14, 2007)
*10.2
The DIRECTV Group, Inc. Performance Stock Unit Award Agreement dated as of August 13, 2007, between Chase Carey and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 14, 2007)
*10.3
The DIRECTV Group, Inc. Non-Qualified Stock Option Agreement dated as of August 13, 2007 between Chase Carey and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on August 14, 2007
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

THE DIRECTV GROUP, INC. (Registrant)
Date: November 7, 2007	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Senior Vice President and Chief Financial Officer)

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