Form 10-K
period 2007-12-31
DIRECTV GROUP INC
filed 2008-02-25
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-31945

THE DIRECTV GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-1106564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2230 East Imperial Highway, El Segundo, California	90245
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check is a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of June 30, 2007, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $16,870,584,993. This amount excludes Fox Entertainment Group, Inc.'s approximately 39% ownership interest in our outstanding common stock as of such date.

         As of February 21, 2008, the registrant had outstanding 1,149,197,521 shares of common stock.

         Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
The DIRECTV Group, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement for Annual Meeting of Stockholders to be held on June 3, 2008	Part I, Item 5 Part III, Items 10 through 14

THE DIRECTV GROUP, INC.

THE DIRECTV GROUP, INC.

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties including, without limitation, risk factors discussed in more detail in Item 1A of this Annual Report, which could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of December 31, 2007, DIRECTV U.S. had over 16.8 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC; our 74% owned subsidiary, Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of December 31, 2007, PanAmericana had approximately 1.7 million subscribers, Sky Brazil had approximately 1.5 million subscribers and Sky Mexico had approximately 1.6 million subscribers.

        In January 2007, we acquired Darlene Investments LLC's 14% minority interest in DLA LLC for $325 million in cash and resolved all outstanding disputes with Darlene. During 2006, we completed a series of transactions that reorganized our DTH satellite businesses in Latin America and in 2005 we completed the restructuring of our company to focus on the DTH satellite businesses by selling the last of our non-strategic businesses and investments, Hughes Network Systems, Inc., or HNS.

        We were incorporated in Delaware in 1977, and our common stock trades on the The NASDAQ Global Select Market under the ticker symbol "DTV."

        On December 23, 2006, News Corporation and Liberty Media Corporation, or Liberty, entered into an agreement to exchange Liberty's 16.3% ownership interest in News Corporation for News Corporation's approximately 41% ownership in us, three regional sports networks and a cash payment. The transaction has been approved by the stockholders of News Corporation and is subject to regulatory approval from the Federal Communications Commission and antitrust clearance. It is expected that the transaction will close in the first quarter of 2008.

DIRECTV U.S.

        Through DIRECTV U.S., we provide over 16.8 million subscribers with access to hundreds of channels of digital-quality video pictures and CD-quality audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry. We currently distribute to our subscribers more than 1,800 digital video and audio channels, including about 190 basic entertainment channels including over 70 XM Satellite Radio music channels, 33 premium movie channels, over 36 regional and specialty sports networks, an aggregate of over 1,400 local channels, over 101 Spanish and other foreign language special interest channels, and over 31 pay-per-view movie and event choices. Although we distribute over 1,400 local channels, a subscriber generally receives only the local channels in the subscriber's home market. As of

THE DIRECTV GROUP, INC.

December 31, 2007, we provided local channel coverage in standard definition to approximately 143 markets, covering about 94% of U.S. television households. In addition, we provided high definition, or HD, local channels in 68 markets representing 72% of U.S. TV households, as well as over 90 national HD television channels. With the expected launch of one additional satellite, we expect to extend our advantage of having the most HD channels in the industry.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the largest selection of NFL games available each Sunday during the regular season. Under our contract with the NFL, we have exclusive rights to provide this service through 2010, including rights to provide related HD, interactive and mobile services.

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

  •
  Leading Brand Name.  Results from a study we commissioned in 2007 indicated that over 93% of consumers in the United States are aware of the DIRECTV service. We believe the strength of our brand name is an important factor in our ability to attract new subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.  As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package and international programming. In addition, we have a substantial amount of capacity in the Ka-Band spectrum that provides us with the capability to offer the most national HD programming currently available in the industry.

  •
  High-Quality Digital Picture and Sound, Including HD Programming.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound. We believe this compares favorably with cable providers that frequently offer popular programming in an analog format and offer a limited selection of digital channels for an additional fee. In addition, we believe we currently offer the nation's most comprehensive selection of HD programming.

THE DIRECTV GROUP, INC.

  •
  Strong Customer Service.  We have attained top rankings in customer satisfaction studies for our industry. For example, in 2007 DIRECTV was ranked "Highest in Customer Satisfaction Among Satellite/Cable TV Subscribers" in the Southern, Western and Eastern regions of the United States, according to the J.D. Power and Associates 2007 Residential Cable/Satellite TV Customer Satisfaction StudySM. The three regions where DIRECTV ranked highest encompass 43 of the 48 contiguous states. In addition, we have been rated ahead of every cable company in customer service for seven consecutive years in the University of Michigan's American Consumers Satisfaction Index. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

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

  In addition, we hold licenses in three orbital slots (99° west longitude, or WL, 101° WL, and 103° WL) in the Ka-Band spectrum. The satellites that have been and will be launched into these orbital slots will substantially increase our channel capacity, allowing us to provide the most HD programming currently available across the United States. We also have obtained approval from the FCC to transmit our signal in the Ku-Band from one of our satellites that has been stationed at a temporary orbital location at 72.5° WL and from leased capacity on a satellite at 95° WL.

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

Business Strategy

        Our primary goal is to provide subscribers with the best television experience in the United States. Our strategy focuses on offering subscribers differentiated and exclusive content, attaining leadership in technology, and enhancing sales, marketing, distribution and customer service.

  •
  Offer Differentiated and Exclusive Content.  To fulfill our goal, we believe we must have the most extensive collection of valuable programming services available. We plan to further enhance our programming service by continuing to expand our HD programming, creating compelling new programming, launching new interactive services and video-on-demand, or VOD, and expanding international programming.

THE DIRECTV GROUP, INC.

    •
    Expand High-Definition Programming.  We believe that having the most comprehensive offering of HD programming will provide us with a significant competitive advantage in a market segment that is expected to experience continued rapid growth. We believe we currently have the most extensive national HD programming in our industry and, with the launch of DIRECTV 11 in early 2008, we expect to extend that advantage. As a result, we will be capable of broadcasting approximately 1,500 local and 150 national HD channels to nearly all U.S. television households. Subscribers receiving local HD channels will generally only receive the channels broadcast in their home market.

    •
    Offer Exclusive Content and Create Compelling New Programming.  We offer content which is not offered by other MVPD providers such as NFL SUNDAY TICKET, which allows subscribers to watch up to 14 games each week, most in HD. We have also signed agreements to be the exclusive MVPD provider of NCAA MEGA MARCH MADNESS®. We expect to continue to launch new programming that will differentiate us from the competition. For example, we offer The 101, a channel dedicated to the broadcast of exclusive content including series such as Passions and Project My World, and concert performances by top-rated artists. Also, along with key strategic partners, we launched the Championship Gaming Series, a new professional video gaming league that uses new technology to take viewers inside the actual game competitions. In 2008, we also plan to launch additional new shows such as Rock & a Hard Place and Supreme Court of Comedy.

    •
    Launch Enhanced and Interactive Services.  We believe that enhanced and interactive services play an important role in the subscriber experience. For example, for the NFL SUNDAY TICKET package, we introduced Mix Channels that enable subscribers to view up to eight live games all on one screen as well as interactive services. In 2007, we introduced our exclusive NASCAR HOTPASS™ service, which offers five fully-produced channels allowing fans to follow four different drivers each with multiple camera angles, real-time statistics and team audio communications during NASCAR races. Also in 2007, we introduced new features and services to the MLB Extra Innings package such as the Strike Zone channel, which moves live from game to game to allow viewers to see all the important action and key match-ups. In 2006, we teamed up with USA Network and the U.S. Tennis Association to provide the first-ever interactive TV coverage of a major U.S. tennis event.

    •
    Introduce Video-on-Demand Services.  We plan to introduce VOD services in 2008 for subscribers that have the new DIRECTV Plus® DVR or DIRECTV Plus® HD-DVR. The service, named DIRECTV On-Demand, will have thousands of hours of top programming from the major broadcast and cable networks, as well as movies that can be accessed from a subscriber's receiver, and programming that will be downloaded through a broadband connection for customers with a DIRECTV Plus HD-DVR.

    •
    Expand International Programming.  We continue to expand our international programming offerings because we believe there is an underserved market for these services in the United States. As of December 31, 2007, we offered over 65 international channels in 17 languages. We believe we have leading programming packages in the following languages: Cantonese, Filipino, Korean, Russian, Spanish, and Vietnamese.

  •
  Technology Leadership.  We believe that technological leadership will be important to our ability to introduce services that are easy to use and subscriber-friendly while also reducing costs. We believe that advancements in technology will drive subscriber demand for enhanced digital video recorders, or DVRs, and HD equipment, VOD, a whole-house entertainment solution, and portable devices.

THE DIRECTV GROUP, INC.

    •
    Enhance DVR and HD Equipment.  A cornerstone of our strategy is to use set-top receivers that incorporate DVR and HD technology. We continue to introduce features and functionality to improve the customer experience. For example, in 2006 we introduced a new HD-DVR capable of receiving and recording our new MPEG-4 HD signals. This box also incorporated interactive and, after a software download, video-on-demand functionality. Additionally in 2008, we introduced the ability to remotely schedule DVR recordings via the Internet or cell / mobile phone. Also in 2008, we expect to significantly increase the recording capacity of our HD-DVR. We also plan to introduce HD versions of our interactive applications.

    •
    Introduce Whole-House and Portable Services.  We believe that it is important for our subscribers to have multiple ways to access DIRECTV programming throughout the home and on devices other than the television. For example in 2007, we introduced MediaShare, a service that allows subscribers with the DIRECTV Plus HD-DVR to access applications such as pictures, music and home video from their personal computer. Also in 2007, we introduced a portable DIRECTV service called DIRECTV® Sat-Go that enables remote viewing of DIRECTV's programming. In 2008, we plan to add the ability to watch HD television programming on personal computers by accessing content that resides on the customer's HD-DVR. We also expect to introduce a home media center that will provide HD and standard-definition DVR functionality throughout the home and allow customers to access stored content, including video, photos and music, seamlessly from any connected television set in a household.

  •
  Enhance Sales and Marketing, Customer Service, Distribution and Installation.  We intend to continue to grow our subscriber base and reduce churn by enhancing our sales and marketing, improving the credit quality of our subscriber base, and improving our customer service, distribution and installation.

  •
  Enhance Sales and Marketing.  We expect to continue growing our subscriber base through marketing programs that capitalize on the strength of our brand and extensive programming. In addition, we expect that our expanded national and local HD programming will increase sales from customers purchasing access to this service. We also intend to have a greater emphasis on local advertising and marketing to ensure that our competitive strengths are effectively targeted based on demographics and geography.

  •
  Reduce Churn and High-Risk Subscribers.  We believe that in order to achieve further reductions in churn, we must continue to improve the overall quality of our subscriber base by implementing additional credit and identification screening policies. We review these policies on an ongoing basis to determine whether changes are required to help ensure that the quality of our subscriber base continues to improve. We believe another important factor in reducing churn is to continue increasing the penetration levels of customers purchasing HD and DVR services.

  •
  Improve Customer Service, Distribution and Installation.  We expect to attain the gold standard in customer service throughout a customer's lifecycle. We expect to improve customer service, distribution and installation services while also improving operational efficiencies. For example, we are improving the quality and usage of our web based customer service capabilities, improving the tools that our customer agents have at their disposal, and simplifying our customer bills. In addition, we are implementing a new work order management system to improve the scheduling and tracking of our installation and service calls. Later in 2008, we expect to integrate wireless handheld devices into this system so that our install and service technicians can improve the efficiency of their daily work orders real-time.

THE DIRECTV GROUP, INC.

Infrastructure

        Satellites.    We currently have a fleet of ten geosynchronous satellites, including nine owned satellites and one leased satellite. We have seven Ku-Band satellites at the following orbital locations: 101° WL (three), 110° WL (one), 119° WL (one), 72.5° WL (one), and 95° WL (one-leased). We also have three Ka-Band satellites at our 99° WL (one) and 103° WL (two) orbital locations. The 72.5° WL orbital location is used pursuant to an arrangement with Telesat Canada. As a part of the arrangement with Telesat, we have transferred three satellites, one of which is no longer used as it was de-orbited at the end of its service life and two of which are nearing the end of their useful lives, to orbital locations controlled by Telesat, for use by Telesat for its own services in Canada.

        Satellites To Be Launched.    DIRECTV 11 has finished construction and is planned for launch in early 2008. DIRECTV 11 will operate from our 99° WL orbital location after successful completion of in-orbit testing. DIRECTV 11 will provide us with increased capability for local and national HD channels, as well as capacity for new interactive and enhanced services once it becomes operational. DIRECTV 12 is under construction and will be ready for launch in the second half of 2009.

        Satellite Risk Management.    We use launch and in-orbit insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. The insurance generally does not compensate for business interruption or loss of future revenues or subscribers. We rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact of a potential satellite failure on our ability to provide service. However, programming continuity cannot be assured in all instances or in the event of multiple satellite losses.

        Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. We expect to purchase launch insurance for DIRECTV 11. We do not currently expect to purchase in-orbit insurance for satellites to be launched. As of December 31, 2007, the net book value of in-orbit satellites was $1,552 million, of which $1,327 million was uninsured.

        Digital Broadcast Centers.    To gather programming content, ensure its digital quality, and transmit content to our satellites, we have built two digital broadcast centers, located in Castle Rock, Colorado and Los Angeles, California. These facilities provide the majority of our national and local standard-definition and HD programming. We have also built five uplink facilities which are used to provide HD local channels. Our broadcast centers receive programming from content providers via satellite, fiber optic cable and/or special tape. Most satellite-delivered programming is then digitized, encoded and transmitted to our satellites. We designed each broadcast center and uplink facility with redundant systems to minimize service interruptions.

        Installation Network.    DIRECTV HOME SERVICES® third party installation and service network performs installation, upgrades and other service call work for us. For the year ended December 31, 2007, these HSPs performed approximately 94% of all in-home visits with over 17,000 technicians from 13 outsourced companies around the United States. In addition, we and our retailers also utilize employer-based or contract installation providers, which perform the remainder of all new professional subscriber installations. We set the quality of installation and service standards, perform quality control, manage inventory and monitor the overall service network performance for nearly all of the third party installation network.

        Customer Service Centers.    As of December 31, 2007, we used 31 customer service centers employing over 16,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Precision Response Corporation, Sitel

THE DIRECTV GROUP, INC.

Operating Corporation and N.E.W. Customer Service Companies, Inc. We currently operate five customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; Missoula, Montana; and Denver, Colorado that employ approximately 4,700 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, other DTH companies, RBOCs, wireless companies and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of HD and DVR services, customer service and price are the key elements for attaining and retaining subscribers. According to the National Cable & Telecommunications Association's Mid-Year 2007 Industry Overview, 100% of the U.S. television households are passed by cable. Our 16.8 million subscribers represent approximately 17% of MVPD subscribers.

  •
  Cable Television.  We encounter substantial competition in the MVPD industry from cable television companies. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. Of the 112 million U.S. television households, approximately 97 million subscribe to a MVPD service and approximately 66% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD local channels, broadband Internet access and telephony services. Cable companies bundle these services, offering discounts and providing one bill to the consumer.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.  We also compete with Dish Network Corporation, which had over 13 million subscribers at the end of 2007, representing approximately 14% of MVPD subscribers. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States.

  •
  Regional Bell Operating Companies.  Several RBOCs have started to upgrade their infrastructure by replacing their older copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the RBOCs with significantly greater capacity enabling them to offer new and enhanced services, such as Internet access at much greater speeds and video. For example, Verizon announced that at the end of 2007, it had the capability to serve nine million homes with fiber optic lines with the goal of having the capability to serve 18 million homes by the end of 2010. In addition, AT&T Inc. has begun deploying fiber optic lines to neighborhoods and expects to have the capability to serve approximately 30 million of its customers by 2010. Similar to the cable companies, the RBOCs expect to offer their customers multiple services at a discount on one bill. In addition, AT&T recently acquired BellSouth Corporation, and announced that it would decide at the end of 2008 which DBS service it would sell along with its telephony and DSL business. See Item 1A. "Risk Factors" for more information.

THE DIRECTV GROUP, INC.

  •
  Small and Rural Telephone Companies.  Other telephone companies are also finding ways to deliver video programming services over their wireline facilities. For example, the National Rural Telecommunications Cooperative ("NRTC") and the National Telecommunications Cooperative Association ("NTCA"), which represent utilities and telecommunications cooperatives generally located in rural areas, have entered into an agreement under which its members would have access to the IP-Prime service offered by SES. IP-Prime is a turnkey arrangement under which SES aggregates video programming and delivers it in digital format using the Internet protocol to a RBOC's headend by satellite, for delivery over the RBOC's digital subscriber lines. SES also offers headend equipment and consumer set-top boxes. This service officially launched in September 2007. Intelsat has announced a similar IPTV product delivered via satellite.

  •
  Video via the Internet.  With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers and other devices. For example, in April 2007 Vudu announced a deal with several studios to download movies directly to a TV set-top box to enable VOD for its customers. In addition, in October 2007 HULU began beta testing a service to provide movies and TV shows on demand through their partners—AOL, Comcast, MSN, MySpace and Yahoo. In addition, several companies, such as Netflix, Blockbuster and Amazon.com, have begun selling and renting movies via Internet download. Similarly, in early 2007, Apple Inc. announced a partnership to distribute Paramount films through iTunes, its online video download store and introduced Apple TV, a set-top box/router which enables consumers to stream iTunes content, including movies and music from computers to TVs. There are also several similar initiatives by companies such as Intel and Microsoft to make it easier to view Internet-based video on television and personal computer screens.

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

DIRECTV LATIN AMERICA

        DTVLA is the leading provider of DTH digital television services throughout Latin America and the Caribbean, which includes South America, Central America, and Puerto Rico. DTVLA provides a wide selection of high-quality local and international programming under the DIRECTV and SKY brands to approximately 1.5 million subscribers in Brazil and approximately 1.7 million subscribers in PanAmericana. Our 41% owned affiliate, Sky Mexico, has approximately 1.6 million subscribers in Mexico.

        In 2006 and 2007 we completed a series of transactions to strengthen our operating and financial performance, which included:

  •
  Purchase of Darlene's Interest in DLA LLC.  In January 2007 we purchased Darlene's 14% interest in DLA LLC, so that we now own 100% of DLA LLC.

  •
  Sky Transactions.  During 2006, we completed the Sky Transactions, a series of transactions that were agreed in October 2004 with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International and which resulted in the consolidation of the DTH platforms of DIRECTV and SKY in Latin America

THE DIRECTV GROUP, INC.

    into a single platform in each of the major territories served in the region. These transactions were completed as follows:

    •
    On February 16, 2006, we completed the acquisition of our equity interest in Sky Mexico, which included the acquisition of a 12% equity interest in Sky Mexico in exchange for the sale of DIRECTV Mexico subscribers to Sky Mexico, as well as our acquisition of News Corporation's and Liberty Media International's interests in Sky Mexico.

    •
    On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., or GLB, with Sky Brazil, as well as our purchase of News Corporation's and Liberty Media International 's interests in Sky Brazil.

        As a result of these transactions, we own 100% of PanAmericana, 74% of Sky Brazil, and 41% of Sky Mexico. Globo owns the other 26% of Sky Brazil and Televisa owns the other 59% of Sky Mexico. The results of PanAmericana and Sky Brazil are consolidated in our results. We account for our 41% interest in Sky Mexico under the equity method of accounting.

Key Strengths

  •
  High Quality Digital Picture and Sound.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound, as well as interactive features. We believe that this compares favorably with cable providers in Latin America, who typically continue to broadcast only analog services or a combination of analog and digital services to a large percentage of their subscribers.

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

Business Strategy

        Our goal is to provide subscribers with the best television experience available. Our strategy focuses on leveraging our competitive advantages that differentiate our service offerings from those of our competitors.

THE DIRECTV GROUP, INC.

  •
  Unique Content.  We expect that we can leverage our greater scale to offer unique and compelling content to subscribers. For example, through the 2008-2009 season Sky Brazil, Sky Mexico and PanAmericana have licensed exclusive rights to the Spanish soccer league, which in most countries is the second most popular soccer league, after the local country leagues. As a result, our service is the only one that allows subscribers to see all of the Spanish league games. In addition, we have participated in creating an exclusive golf channel for Latin America, in an effort to provide programming that is highly attractive to an important customer niche.

  •
  DVR.  A key aspect of our strategy is to use the availability of high quality, reasonably priced DVRs as a cornerstone to distinguish our service from that of our competitors. Generally speaking, DVRs are not prevalent in Latin America. We believe that our technology and pan-regional scale, as well as the relationship with DIRECTV U.S., can be leveraged to provide DVRs that will be more functional and less costly than those our competitors may introduce. In 2007, PanAmericana introduced DVRs in its territories of operation, and Sky Brazil is also launching a new DVR that will improve on a prior model that was previously distributed in limited numbers.

  •
  Enhanced Programming Features.  We believe that we can differentiate our service from our competitors through the use of enhanced features such as interactivity. For example, we offered interactive services for matches from the 2006 World Cup of Soccer.

  •
  Prepaid Subscription Service.  We believe that by offering pre-paid subscription services we can differentiate our service from our cable competitors and access new segments of the markets in which we operate. We began to actively market pre-paid services in Venezuela in early 2007, and plan to launch this service in other countries in 2008. No other MVPD operator in Latin America currently offers pre-paid services.

    Unlike our post-paid subscribers, our prepaid subscribers are generally not required to meet specified credit standards or make minimum commitments in order to be a subscriber. However, they are required to purchase and install the equipment necessary to receive our signal, mostly at their own expense. This limits our upfront investment in the subscriber. Following the first month of service, which is typically offered free at the initial time of purchase, prepaid subscribers purchase a prepaid card and telephonically replenish their accounts as their account balances deplete. Our prepaid cards are widely accessible at kiosks and outlets and are offered at various denominations.

    Offering pre-paid services may offer several strategic advantages to us in Latin America. First, it provides us access to subscribers in cash-based economies who do not meet our credit standards for post-paid services or do not want to make longer term commitments to our service. Second, since most of our cable competitors still have a large percentage of their subscribers who are analog, they are not able to offer pre-paid services as efficiently. Third, we believe that the ability of subscribers to reconnect without additional investments in equipment or installation could provide protections and limit churn in case of an economic slowdown.

THE DIRECTV GROUP, INC.

Infrastructure

        We provide services in PanAmericana and Brazil from leased transponders on two satellites. In January 2008, we successfully transferred the broadcast of our Sky Brazil service to leased transponders on a new satellite, as the prior satellite was nearing the end of its useful life. Sky Mexico provides its services from leased transponders on a separate satellite. Currently, none of these satellites has a backup, although we recently completed negotiations for the construction and launch of a backup satellite that would serve Brazil and Mexico. It is scheduled for launch in 2009.

        See Item 1A. "Risk Factors" below for additional information regarding satellite launch and operational risks.

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

        In most of the markets in which we operate, cable television is our principal competition. Cable services have been in commercial operation longer than other pay television platforms, and have established large subscriber bases and widespread brand recognition. They have typically been able to offer analog services for lower monthly fees and with lower upfront installation and connection fees than we do. In addition, the cable operators with which we compete are in various stages of upgrading their networks to provide broadband and voice services, and in some markets the major cable operators are competing with us based principally on their offer of a "triple play" bundle of video, broadband and voice services. In most cases, they discount the value of their programming services in order to sell broadband and voice services, which can adversely affect the attractiveness of our offers to subscribers.

        In addition to competition from cable services, Telefonica, the Spanish telephone company, launched DTH services in Peru, Chile and Brazil in 2006, and Colombia in 2007. To date it has offered DTH programming services only to users of voice telephony and broadband services provided by Telefonica's affiliates in Latin America. Telefonica has entered these markets by offering packages of a limited number of programming services available to subscribers at prices that are lower than what we were offering. We have implemented new programming packages that we consider to be competitive with those offered by Telefonica. However, it is not certain at this time how Telefonica's entrance into these markets will affect our business.

        In a number of the markets, existing wireline telephony operators have announced their intention to upgrade their infrastructure in order to provide new and enhanced services, including video programming, and these and other companies have announced plans to build wireless broadband networks that will also be capable of delivering broadband, voice and video services. However, to date only a very small number of such upgrades and buildouts have been actively pursued on other than a test basis.

THE DIRECTV GROUP, INC.

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

GOVERNMENT REGULATION

        We are subject to government regulation in the United States, primarily by the FCC, and similar regulatory agencies in Latin America and, to a certain extent, by the legislative branches, other federal agencies, state and local authorities in the countries where we operate. We are also subject to the rules and procedures of the International Telecommunications Union, or ITU, a specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

        This section sets forth a summary of regulatory issues pertaining to our operations in the United States and is not intended to describe all present and proposed government regulation and legislation affecting the MVPD industry or our business.

        FCC Regulation Under the Communications Act and Related Acts.    The Communications Act and other related acts give the FCC broad authority to regulate the operations of our company.

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

THE DIRECTV GROUP, INC.

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

        As a DBS/DTH licensee and operator we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.  The Satellite Home Viewer Improvement Act, or SHVIA, allows satellite carriers to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVIA, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVERA also prohibits satellite carriers from signing up a new subscriber to distant analog or digital signals if that subscriber lives in a local market where the satellite carrier provides local analog or local digital signals, respectively. SHVERA imposes a number of notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be "significantly viewed." In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. Further, an FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals. Moreover, the United States Copyright Office is considering recommendations to Congress for amendments to SHVERA, some of which could make retransmissions of broadcast signals more difficult or expensive.

  •
  Must Carry Requirement.  SHVIA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all qualifying television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVIA's must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its

THE DIRECTV GROUP, INC.

    rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC recently determined that cable operators must engage in "dual carriage" of local broadcast signals as these broadcasters upgrade their signals to digital transmission, and must make signals available to all viewers with analog televisions after the transition to digital television is complete. This requirement has not been extended to DBS systems, but could be in the future. In addition, the FCC is assessing the degree to which satellite carriers are capable of carrying HD signals, or multicast digital standard-definition channels, of local broadcasters, and the extent to which the Communications Act requires mandatory carriage of such signals. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services.

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

  •
  Emergency Alert System.  The Emergency Alert System, or EAS, requires participants to interrupt programming during nationally-declared emergencies and to pass through emergency-related information. The FCC has adopted rules that require satellite carriers to participate in the "national" portion of EAS. It is also considering whether to mandate that satellite carriers also interrupt programming for local emergencies and weather events. We believe that any such requirement would be very difficult to implement, would require costly changes to our DBS/DTH system, and, depending on how it is implemented, could inconvenience or confuse our viewers. The FCC is also considering whether to require that EAS alerts be provided in multiple languages or via text messages, which could also prove difficult and costly to implement depending upon the nature of any such requirement adopted.

  •
  Spectrum Allocation and License Assignment Rules.  We depend upon the FCC's allocation of sufficient DBS frequencies and assignment of DBS licenses in order to operate our business. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we have obtained additional DTH service capacity and continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity. In addition, the FCC had adopted a system of competitive bidding to assign licenses for additional DBS frequencies. On June 21, 2005, the United States Court of Appeals for the D.C. Circuit held that such an auction process was not authorized by statute. The FCC subsequently voided the previous auction and implemented a freeze on applications for authority to provide DBS service in the United States using new frequencies or new orbital locations not assigned to the United States in the ITU Region 2 BSS Plan. On August 18, 2006, the FCC began a proceeding to identify a new system for assigning DBS authorizations. There

THE DIRECTV GROUP, INC.

    can be no assurance that we will be able to obtain additional DBS capacity under whatever system the FCC implements in the future.

    On May 4, 2007, the FCC adopted new service and licensing rules for the Broadcasting Satellite Service, or BSS, in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. Among other things, the FCC adopted an orbital spacing plan presumptively based on four-degree spacing between reverse band satellites, and established a licensing procedure under which the four parties with applications currently pending—including DIRECTV—would be allowed to amend their applications to conform to the new rules and would be entitled to have those applications processed on a co-equal basis with one another before any new applications would be accepted. On September 28, 2007, the FCC issued a sua sponte order on reconsideration in which it modified the rules for orbital spacing of reverse band satellites to add more flexibility to the presumptive four-degree spacing plan adopted initially. On January 14, 2008, all four parties with pending applications filed amendments to conform to the new rules. One or more other parties requested authority to operate at three of the five orbital slots requested by us. The FCC has announced that, where more than one qualified applicant in this process seeks authorization at a given slot, the spectrum will be divided equally among them. In addition, foreign operators who may have international priority have indicated an interest in using slots that may conflict with the licenses sought by us. The applications remain pending.

  •
  Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry. The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-Band-based fixed satellite services. In the same proceeding, the FCC concluded that multi-channel video and data distribution services, or MVDDS, can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service, as well. While the FCC has established service and technical rules to govern the non-geostationary orbit and MVDDS services to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and the introduction of such services into spectrum used by us for DBS service may have a material adverse impact on our operations. A number of aspects of these rules remain subject to judicial review. In addition, one MVDDS operator recently requested a waiver of the applicable rules so that it could operate systems at substantially higher power levels in 80 markets where it holds MVDDS licenses. If granted, such a waiver may have a material adverse impact on our operation in the affected markets. Although DIRECTV has opposed that waiver request, there can be no assurance that the FCC will deny it.

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

THE DIRECTV GROUP, INC.

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

    The FCC also recently adopted rules that require satellite operators to take certain measures to mitigate the dangers of collision and orbital debris. Among other things, these rules impose certain requirements for satellite design and end-of-life disposal maneuvers for all satellites launched after March 18, 2002, which apply to seven of our in-orbit satellites. We believe that we are in compliance with all of these requirements and expect that we will continue to be able to comply with them going forward, but the requirements for end-of-life disposal could result in a slight reduction in the operational life of each new satellite.

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

  •
  FCC Conditions Imposed In Connection With the News Corporation and Liberty Transactions. The FCC approved the acquisition by News Corporation of its equity investment in us in December 2003. In doing so, the FCC imposed a number of regulatory conditions on us and News Corporation, some of which directly or indirectly affect our business. In particular, the FCC has imposed on us program carriage conditions, intended to prevent discrimination against all forms of unaffiliated programming; and certain program access conditions, intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service. We cannot predict what effect our compliance with or the FCC's enforcement of the remaining conditions will have on our business.

    In addition, in applying for authority to acquire News Corporation's interest in DIRECTV, Liberty undertook to assume regulatory conditions very similar to those currently applicable to News Corporation. That application remains pending, so we do not yet know what conditions will be applied by the FCC if it approves the proposed transaction. Accordingly, we cannot predict what effect our compliance with or the FCC's enforcement of any such conditions would have on our business.

  •
  International Telecommunications Union Rules.  We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations.

THE DIRECTV GROUP, INC.

  •
  Other Legal and Regulatory Requirements.  DBS/DTH providers are subject to other federal and state regulatory requirements, such as Federal Trade Commission, FCC and state telemarketing and advertising rules, and subscriber privacy rules similar to those governing other MVPDs. We have agreed with the Federal Trade Commission to (1) review and monitor compliance with telemarketing laws by any companies we authorize to do telemarketing as well as by independent retailers, (2) investigate and respond to complaints about alleged improper telemarketing and (3) terminate our relationship with marketers or retailers found in violation. Similarly, we have agreed with certain state attorneys general to comply with advertising disclosure requirements and monitor compliance by independent retailers.

    In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of DTH satellite services, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies, such as zoning commissions and private organizations, such as homeowners associations, on the placement of DBS receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver of FCC rules if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of the provision of DBS service, taxation at the state level is permissible, and many states have imposed such taxes. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices. These matters are generally resolved in the ordinary course of business.

    In Latin America, DTVLA and its subsidiaries are subject to laws and regulations in each country in which they operate that govern many of the same aspects of our operations as in the United States, such as landing rights for satellites; spectrum, earth station and other licenses; must carry and other requirements with respect to the channels we carry; regulations governing telemarketing and customer service, etc. Regulatory regimes in Latin America are generally less developed than in the United States, as a result of which the application of existing laws and regulations to DBS providers is at times uncertain. In addition, there are certain areas where regulations in Latin America are stricter than in the United States, such as regarding labor and consumer protection laws. Foreign exchange laws in some countries can have a material impact on our ability to repatriate funds to the United States. Also, recently in several countries such as Brazil there have been proposed laws that would require us to carry certain thresholds of domestic or "national" content which, if approved, could have a material impact on our subsidiaries operating in those countries.

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

        We believe that our growing portfolio of pending and issued patents are important assets. We presently hold over 1,650 issued patents worldwide relating to our past and present businesses, including over 250 patents developed by, or otherwise relating to, the businesses of DIRECTV U.S. We hold a worldwide portfolio of over 710 registered trademarks, including over 465 foreign registrations

THE DIRECTV GROUP, INC.

related to the DIRECTV name and the Cyclone Design. In addition, DIRECTV U.S. holds over 105 U.S. trademark registrations relating to its business, including registrations of the primary "DIRECTV" and Cyclone Design trademarks. These trademarks are licensed royalty-free to third parties for use in support of DIRECTV U.S.' business. We actively protect our important patents and trademarks against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management function designed to facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2008. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

SEGMENT REPORTING DATA

        Operating segment and principal geographic area data for 2007, 2006 and 2005 are summarized in Note 17 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

EMPLOYEES

        As of December 31, 2007, we had approximately 11,300 full-time and 1,000 part-time employees. We believe that our employee relations are good. None of our employees is represented by labor unions in the United States. In some countries in Latin America there are labor unions with which we have a good working relationship.

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

        In addition, our DIRECTV U.S. subsidiary, DIRECTV Holdings LLC, is a separate registrant with the SEC. You can access DIRECTV Holdings LLC's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished, if any, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge through

THE DIRECTV GROUP, INC.

our website at www.directv.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

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

        A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming. In order to accomplish this goal, we need to construct and launch new satellites. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, periodic unavailability of reliable launch opportunities due to competition for launch slots, weather and also due to general delays that result when a launch provider experiences a launch failure, and delays in obtaining regulatory approvals. A significant delay in the future delivery of any satellite would materially adversely affect the use of the satellite and thus could materially adversely affect our anticipated revenues and earnings. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Certain delays in satellite construction could also jeopardize a satellite authorization that is conditioned on timely construction and launch of the satellite.

Our satellites are subject to significant launch and operational risks.

        Satellites are subject to significant operational risks relating to launch and while in orbit. Launch and operational risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. We estimate the overall historical loss rate for all launches of commercial satellites in the last five years to be approximately 5% but it may be higher. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself or a portion thereof, and not the business interruption or other associated direct and indirect costs. For our DIRECTV 11 satellite, scheduled for launch in the first quarter of 2008, we expect to purchase launch insurance covering a portion of the satellite and launch vehicle costs in the event of a total loss of the satellite prior to separation from the launch vehicle. We do not currently expect to purchase in-orbit insurance for the DIRECTV 11 satellite.

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

THE DIRECTV GROUP, INC.

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

        Generally, the minimum design life of the satellites in our fleet is between 12 and 16 years. The actual useful lives of the satellites may be shorter or longer, in some cases significantly. Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than 12 years from the date of launch.

        In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, our services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. We are not insured for any resultant lost revenues. The use of backup satellite capacity for our programming may require us to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of our satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. We believe we have or will have in 2008, in-orbit satellite capacity to expeditiously recover transmission of most DIRECTV U.S. programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses. DTVLA leases its satellites and may not have a readily available replacement in the event of a failure or loss of any of its satellites. Programming continuity in the countries in which DTVLA operates cannot be assured in the event of a single satellite loss.

THE DIRECTV GROUP, INC.

The cost of commercial insurance coverage on our satellites or the loss of a satellite that is not insured could materially adversely affect our earnings.

        We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. When insurance is obtained, it generally covers all or a portion of the unamortized book value of covered satellites. Although the insurance does not compensate for business interruption or loss of future revenues or subscribers, we rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure may have on our ability to provide service.

        The price, terms and availability of insurance fluctuate significantly. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and satellite health-related policy exclusions.

        Any launch vehicle failure, or loss or destruction of any of our satellites, even if insured, could have a material adverse effect on our financial condition and results of operations, our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all.

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

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. According to the National Cable & Telecommunications Association's 2007 Industry Overview, 100% of the 112 million U.S. television households are passed by cable. Of the 112 million U.S. television households, approximately 97 million subscribe to a MVPD service and approximately 66% of MVPD subscribers receive their programming from a cable operator. Cable television operators have advantages relative to us, including or as a result of:

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

        In addition, cable television operators have grown their subscriber bases through mergers and acquisitions. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, RBOCs, and others may result in providers capable of offering bundled television, data and telecommunications services in competition with our services.

        We do not currently offer local channel coverage to markets covering approximately six percent of U.S. television households, which places us at a competitive disadvantage in those markets. We also

THE DIRECTV GROUP, INC.

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

        In 2006, AT&T acquired BellSouth, one of the RBOCs that sells the DIRECTV service. AT&T has a similar arrangement with EchoStar. In December 2007, AT&T advised DIRECTV that AT&T was terminating the exclusivity arrangement with DIRECTV which had been part of the distribution agreement with BellSouth. AT&T is therefore free to sell and promote the services of any other non-affiliated DBS provider in those territories covered by the agreement with BellSouth. Although the underlying distribution agreement continues in effect, the action of AT&T could result in a reduction in the acquisition of subscribers through this distribution outlet.

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

        We purchase a substantial percentage of our programming from programmers that are affiliated with cable system operators. Currently, under certain provisions of the Communications Act governing access to programming, cable-affiliated programmers generally must sell and deliver their programming services to all MVPDs on non-discriminatory terms and conditions. The Communications Act and the FCC rules also prohibit certain types of exclusive programming contracts involving programming from cable-affiliated programmers.

        Any change in the Communications Act or the FCC's rules that would permit programmers that are affiliated with cable system operators to refuse to provide such programming or to impose discriminatory terms or conditions could materially adversely affect our ability to acquire programming on a cost-effective basis, or at all. The Communications Act prohibitions on certain cable industry exclusive contracting practices with cable-affiliated programmers were recently extended for another five years, through October 2012, though it is currently considering proposals that could shorten the term of this extension to two years if a cable operator could show that competition from new entrant MVPDs at that time had reached a sufficient penetration level in the relevant marketing area.

THE DIRECTV GROUP, INC.

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

        The FCC's interpretation, implementation and enforcement of provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. Compliance with those FCC requirements may require costly upgrades to our broadcast system. Further, a recent FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals.

        We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services. In addition, the FCC has begun to consider an obligation for carriage of local digital broadcast transmissions after the digital television transition currently scheduled for February 17, 2009. If the FCC were to require us to carry all local signals in HD format wherever we carry any local signals in HD format as of that date, we would be unable to comply in many markets where we currently carry such signals without ceasing HD local service entirely in such markets, and would be precluded from launching additional markets currently planned for later this year.

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

THE DIRECTV GROUP, INC.

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

        The FCC has adopted rules requiring us to negotiate in good faith with broadcast stations seeking carriage outside of the mandatory carriage regime described elsewhere. The rules for "retransmission consent" negotiations, which are similar to those that have applied to broadcast stations for years, require us to comply with certain indicia of good faith negotiation, as well as to demonstrate good faith under a "totality of the circumstances" test. Failure to comply with these rules could subject us to administrative sanctions and other penalties.

Our subscriber acquisition costs could materially increase.

        We incur costs relating to subscribers acquired by us and subscribers acquired through third parties. These costs are known as subscriber acquisition costs. For instance, we provide installation incentives to our retailers to enable them to offer standard professional installation as part of the subscriber's purchase or lease of a DIRECTV System. In addition, we pay commissions to retailers for their efforts in offering a DIRECTV System at a lower cost to consumers. Our subscriber acquisition costs may materially increase to the extent we continue or expand current sales promotion activities or introduce other more aggressive promotions, or due to increased competition. Any material increase in subscriber acquisition costs from current levels would negatively impact our earnings and could materially adversely affect our financial performance.

Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

        Turnover of subscribers in the form of subscriber service cancellations, or churn, has a significant financial impact on the results of operations of any subscription television provider, including us, as does the cost of upgrading and retaining subscribers. Any increase in our upgrade and retention costs for our existing subscribers may adversely affect our financial performance or cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, consumer fraud, a maturing subscriber base and competitive offers. Any of the risks described in this Annual Report that could potentially have a material adverse impact on our cost or service quality or that could result in higher prices for our subscribers could also, in turn, cause an increase in churn and consequently have a material adverse effect on our earnings and financial performance.

Our ability to keep pace with technological developments is uncertain.

        In the MVPD industry, changes occur rapidly as new technologies are developed, which could cause our services and products that deliver our services to become obsolete. We may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our

THE DIRECTV GROUP, INC.

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

        New technologies could also create new competitors for us. Entities such as RBOCs are implementing and supporting digital video compression over existing telephone lines and building out fiber optic lines to enhance their capabilities to deliver programming services. Satellite operators such as SES have begun offering turn-key packages of digital programming on a wholesale basis for distribution by rural telephone companies. While these entities are not currently providing MVPD services on a significant basis, many have the capabilities for such services and some have begun rolling out video services. We may not be able to compete successfully with new entrants in the market for video services.

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

        We have undertaken various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we provide our subscribers with more advanced access cards that we believe significantly enhance the security of our signal. Currently, we believe these access cards have not been compromised. However, we cannot guarantee that new cards will prevent the theft of our satellite programming signals in the future. Furthermore, there can be no assurance that we will succeed in developing the technology we need to effectively restrict or eliminate signal theft. If our current access cards are compromised, our revenue and our ability to contract for video and audio services provided by programmers could be materially adversely

THE DIRECTV GROUP, INC.

affected. In addition, our operating costs could increase if we attempt to implement additional measures to combat signal theft.

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

        We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our operating results. We are currently being sued in patent infringement actions related to use of technologies in our DTH business. There can be no assurance that the courts will conclude that our services or the products used to transmit or receive our services do not infringe on the rights of third parties, that we or the manufacturers would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we or the manufacturers would be able to redesign our services or the products used to transmit or receive our services to avoid infringement. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

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

THE DIRECTV GROUP, INC.

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

        Congress has continued to shape the scope of the FCC's regulatory authority and enact legislation that affects our business. In addition, FCC proceedings to implement legislation and enact additional regulations are ongoing. The outcomes of these legislative or regulatory proceedings or their effect on our business cannot be predicted.

THE DIRECTV GROUP, INC.

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

  •
  longer payment cycles;

  •
  earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

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

        Because DTVLA offers premium pay television programming, its business is particularly vulnerable to economic downturns. DTVLA has experienced, and may in the future experience, decreases or instability in consumer demand for its programming, as well as subscriber credit problems. DTVLA's inability to adjust its business and operations to adequately address these issues could materially adversely affect its revenues and ability to sustain profitable operations.

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

        As of December 31, 2007, News Corporation held approximately 41% of the issued and outstanding shares of our common stock. K. Rupert Murdoch, Chairman and Chief Executive of News Corporation, is the Chairman of our Board of Directors, and Chase Carey, who was formerly a director

THE DIRECTV GROUP, INC.

of and employed by News Corporation, is our President and Chief Executive Officer and a member of our Board of Directors. Additionally, two other current News Corporation executives are members of our Board of Directors. As a result, News Corporation has significant influence relating to our management and actions that require stockholder approval. The interests of News Corporation may differ from the interests of other holders of our common stock. The extent of New Corporation's stock ownership in us also may have the effect of discouraging offers to acquire control of us and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of us.

        On December 22, 2006, News Corporation agreed to exchange its stake in us with Liberty in exchange for shares of News Corporation held by Liberty. The transaction, subject to various conditions, is currently expected to be completed in the first quarter of 2008. Under the transaction agreement, News Corporation has agreed that at closing, its three director designees will resign as directors. It is expected that Liberty will seek election of its director designees. As a result, if the transaction is completed and Liberty's director designees are elected, Liberty is expected to have significant influence relating to our management and actions that require stockholder approval. The interests of Liberty may differ from the interests of other holders of our common stock. The extent of Liberty's stock ownership in us also may have the effect of discouraging offers to acquire control of us and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of us.

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

We have significant debt.

        We have sustained significant losses in the past and have significant amounts of debt. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

Results are impacted by the effect of, and changes in, United States and worldwide economic conditions.

        Our business may be affected by factors in the United States and other countries in which we operate that are beyond our control, such as downturns in economic activity in a specific country or region, or in the MVPD industry. Factors such as interest rates and the health of the housing market may impact our business. A significant market downturn could have a material adverse effect on our earnings and financial performance.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

THE DIRECTV GROUP, INC.

ITEM 2.    PROPERTIES

        As of December 31, 2007, we had 31 locations operating in 16 states and 25 cities in the United States and 19 additional locations operating in nine countries outside the United States. At such date, we owned two million square feet of space and leased an additional two million square feet of space. The major locations of the DIRECTV U.S. segment include eight administrative offices, two broadcast centers and five call centers. The major locations of the DIRECTV Latin America segment include eleven administrative offices, four broadcast centers and eight call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2007 or subsequent thereto, but before the filing of this report, are summarized below:

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

        In this connection, on June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc. DIRECTV Operations, LLC, and The DIRECTV Group, Inc.; Thomson Inc.; and EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation. The action alleges infringement of three U.S. patents and seeks unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserted to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. On July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants and DIRECTV system manufacturers under all asserted claims of the patents in the case, and judgment for all defendants dismissing the claims of infringement was entered on July 25, 2002. On February 12, 2004, the Court of Appeals for the Federal Circuit affirmed the decision in part and reversed in part, and remanded the action for further proceedings. In August, 2005 the court again granted summary judgment on two of the patents, dismissing the claims of infringement relating to them with prejudice, leaving only one patent at issue which expired in 2005. The court then stayed activity relating to the remaining patent, pending determination of the issue of Gemstar's license rights. After a bench trial, on July 19, 2007 the court entered judgment denying Gemstar's assertion and holding that SuperGuide has the relevant rights relating to the remaining patent. Proceedings regarding the remaining patent are now underway, and trial on the issues of infringement, enforceability and validity is expected in the second half of 2008.

        Finisar Corporation.    On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that the company, DIRECTV Holdings LLC, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23,

THE DIRECTV GROUP, INC.

2006, the jury determined that we willfully infringed this patent and awarded approximately $79 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted DIRECTV an ongoing royalty. Under this grant, we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006, and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $127 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment ongoing royalties shall be held in escrow pending outcome of the appeal. Through December 31, 2007, the ongoing royalties amounted to $33 million, which has been paid into escrow. Oral arguments on the appeal and cross-appeal were heard by the Court on January 7, 2008.

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

        (b)   No previous reported legal proceedings were terminated during the fourth quarter ended December 31, 2007.

***

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

***

THE DIRECTV GROUP, INC.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Price

        Effective December 3, 2007, our common stock is publicly traded on The NASDAQ Global Select Market under the symbol "DTV." Prior to December 3, 2007 our common stock was publicly traded on the New York Stock Exchange, or NYSE, under the symbol "DTV." The following table sets forth for the quarters indicated the high and low sales prices for our common stock, as reported on the NYSE Composite Tape for the period January 1, 2006 to December 2, 2007 and the NASDAQ Global Select Market for the period December 3, 2007 to December 31, 2007.

2007	High	Low
Fourth Quarter	$27.73	$22.68
Third Quarter	25.46	20.73
Second Quarter	24.77	22.10
First Quarter	26.09	21.65

2006	High	Low
Fourth Quarter	$25.57	$19.50
Third Quarter	19.98	16.32
Second Quarter	18.04	15.88
First Quarter	16.40	13.28

        As of the close of business on February 21, 2008, there were approximately 77,906 holders of record of our common stock.

Dividend Rights and Other Stockholder Matters

        Holders of our common stock are entitled to such dividends and other distributions in cash, stock or property as may be declared by our Board of Directors in its sole discretion, subject to the preferential and other dividend rights of any outstanding series of our preferred stock. There were no shares of our preferred stock outstanding at December 31, 2007.

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

        Information regarding compensation plans under which our equity securities may be issued is included in Item 12 through incorporation by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 3, 2008.

THE DIRECTV GROUP, INC.

Share Repurchase Program

        During 2006 and 2007 our Board of Directors approved multiple authorizations for the repurchase of a total of $5 billion of our common stock, the most recent of which was a $1 billion authorization in August 2007 that was completed in December 2007. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, subject to market conditions, the program may be suspended or discontinued at any time. The sources of funds for the purchases is our existing cash on hand and cash from operations. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        All purchases were made in accordance with Rule 10b-18 of Securities Exchange Act of 1934. A summary of the repurchase activity for the three months ended December 31, 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
October 1 - 31, 2007	8	$25.71	8	$269
November 1 - 30, 2007	10	24.64	10	21
December 1 - 31, 2007	1	23.94	1	—

Total	19	25.07	19	—

        Subsequent to December 31, 2007, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock.

        For additional information regarding our share repurchases see Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

***

THE DIRECTV GROUP, INC.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended and As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$17,246	$14,755	$13,164	$11,360	$9,372
Total operating costs and expenses	14,760	12,398	12,531	13,479	9,510

Operating profit (loss)	$2,486	$2,357	$633	$(2,119)	$(138)

Income (loss) from continuing operations before cumulative effect of accounting changes	$1,434	$1,420	$305	$(1,056)	$(375)
Income (loss) from discontinued operations, net of taxes	17	—	31	(582)	78
Cumulative effect of accounting changes, net of taxes	—	—	—	(311)	(65)

Net income (loss)	$1,451	$1,420	$336	$(1,949)	$(362)

Basic earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$1.20	$1.13	$0.22	$(0.77)	$(0.27)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$1.20	$1.12	$0.22	$(0.77)	$(0.27)
Weighted average number of common shares outstanding (in millions):
Basic	1,195	1,262	1,388	1,385	1,383
Diluted	1,202	1,270	1,395	1,385	1,383
Consolidated Balance Sheet Data:
Total assets	$15,063	$15,141	$15,630	$14,324	$19,037
Long-term debt	3,347	3,395	3,405	2,410	2,435
Total stockholders' equity	6,302	6,681	7,940	7,507	9,631

In 2003, the $65 million cumulative effect of accounting change, net of taxes, was due to our adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51", or FIN 46 on July 1, 2003, and related to the consolidation of certain DIRECTV Latin America entities. Income from discontinued operations recorded in 2003 includes the results of our former PanAmSat and Hughes Software Systems, or HSS, businesses, which we sold in 2004.

In 2004, total operating costs and expenses include a $1.466 billion charge recorded for the impairment of SPACEWAY assets. Also in 2004, we recorded income from discontinued operations related to the results of operations and the sale of our PanAmSat and HSS businesses, which we sold in 2004. The $311 million cumulative effect of accounting change, net of taxes, in 2004 was due to DIRECTV U.S. changing its method of accounting for subscriber acquisition, upgrade and retention costs.

See the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding other significant transactions during each of the three years in the period ended December 31, 2007.

***

THE DIRECTV GROUP, INC.

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

  •
  Contractual Obligations, Off-Balance Sheet Arrangements and Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes and New Accounting Pronouncements

  •
  Security Ratings

THE DIRECTV GROUP, INC.

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations:
Revenues	$17,246	$14,755	$13,164
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	7,346	6,201	5,485
Subscriber service expenses	1,240	1,111	982
Broadcast operations expenses	323	286	254
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisitions costs	2,096	1,945	2,752
Upgrade and retention costs	976	870	1,117
General and administrative expenses	1,095	1,069	1,133
Gain from disposition of businesses	—	(118)	(45)
Depreciation and amortization expense	1,684	1,034	853

Total operating costs and expenses	14,760	12,398	12,531

Operating profit	2,486	2,357	633
Interest income	111	146	150
Interest expense	(235)	(246)	(238)
Other, net	26	42	(65)

Income from continuing operations before income taxes and minority interests	2,388	2,299	480
Income tax expense	(943)	(866)	(172)
Minority interests in net earnings of subsidiaries	(11)	(13)	(3)

Income from continuing operations	1,434	1,420	305
Income from discontinued operations, net of taxes	17	—	31

Net income	$1,451	$1,420	$336

Basic earnings per common share:
Income from continuing operations	$1.20	$1.13	$0.22
Income from discontinued operations, net of taxes	0.01	—	0.02

Net income	$1.21	$1.13	$0.24

Diluted earnings per common share:
Income from continuing operations	$1.20	$1.12	$0.22
Income from discontinued operations, net of taxes	0.01	—	0.02

Net income	$1.21	$1.12	$0.24

Weighted average number of common shares outstanding (in millions)
Basic	1,195	1,262	1,388
Diluted	1,202	1,270	1,395

	December 31,
	2007	2006
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,083	$2,499
Total current assets	3,146	4,556
Total assets	15,063	15,141
Total current liabilities	3,434	3,322
Long-term debt	3,347	3,395
Minority interests	11	62
Total stockholders' equity	6,302	6,681

Reference should be made to the notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.
SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Millions)
Other Data:
Operating profit	$2,486	$2,357	$633
Add: Depreciation and amortization expense	1,684	1,034	853

Operating profit before depreciation and amortization (1)	$4,170	$3,391	$1,486

Operating profit before depreciation and amortization margin (1)	24.2%	23.0%	11.3%
Capital expenditures (2)	$2,696	$1,987	$924
Net cash provided by operating activities	3,645	3,162	1,172
Net cash used in investing activities	(2,822)	(1,536)	(723)
Net cash provided by (used in) financing activities	(2,239)	(2,828)	945
Net cash provided by operating activities	$3,645	$3,162	$1,172
Less: Cash paid for property and equipment	(2,523)	(1,754)	(489)
Less: Cash paid for satellites	(169)	(222)	(400)

Free cash flow (3)	$953	$1,186	$283

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use operating profit before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

THE DIRECTV GROUP, INC.
SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(concluded)

Selected Segment Data

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Millions)
DIRECTV U.S.
Revenues	$15,527	$13,744	$12,216

% of total revenues	90.0%	93.1%	92.8%
Operating profit	$2,402	$2,348	$802
Add: Depreciation and amortization expense	1,448	873	698

Operating profit before depreciation and amortization	$3,850	$3,221	$1,500

Operating profit margin	15.5%	17.1%	6.6%
Operating profit before depreciation and amortization margin	24.8%	23.4%	12.3%
Segment assets	$12,297	$11,687	$10,525
Capital expenditures (1)	2,330	1,809	782
DIRECTV Latin America
Revenues	$1,719	$1,013	$742

% of total revenues	10.0%	6.9%	5.6%
Operating profit (loss)	$159	$79	$(19)
Add: Depreciation and amortization expense	235	165	160

Operating profit before depreciation and amortization	$394	$244	$141

Operating profit margin	9.2%	7.8%	N/A
Operating profit before depreciation and amortization margin	22.9%	24.1%	19.0%
Segment assets	$2,456	$2,001	$1,148
Capital expenditures (1)	336	178	90
Network Systems
Revenues	—	—	$211

% of total revenues	—	—	1.6%
Operating loss	—	—	$(61)
Add: Depreciation and amortization expense	—	—	—

Operating loss before depreciation and amortization	—	—	$(61)

Segment assets	—	—	—
Capital expenditures (1)	—	—	$18
Corporate and Other
Revenues	—	$(2)	$(5)

Operating loss	$(75)	$(70)	$(89)
Add: Depreciation and amortization expense	1	(4)	(5)

Operating loss before depreciation and amortization	$(74)	$(74)	$(94)

Segment assets	$310	$1,453	$3,957
Capital expenditures (1)	30	—	34
Total
Revenues	$17,246	$14,755	$13,164

Operating profit	$2,486	$2,357	$633
Add: Depreciation and amortization expense	1,684	1,034	853

Operating profit before depreciation and amortization	$4,170	$3,391	$1,486

Operating profit margin	14.4%	16.0%	4.8%
Operating profit before depreciation and amortization margin	24.2%	23.0%	11.3%
Total assets	$15,063	$15,141	$15,630
Capital expenditures (1)	2,696	1,987	924

(1)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites. Beginning March 1, 2006, capital expenditures include the cost of set-top boxes receivers capitalized under DIRECTV U.S.' lease program.

THE DIRECTV GROUP, INC.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Acquisitions

        Darlene Transaction.    On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325 million in cash and resolved all outstanding disputes with Darlene. We accounted for this acquisition using the purchase method of accounting.

        Sky Transactions.    During 2006, we completed the last in a series of transactions that were agreed in October 2004 with News Corporation, Televisa, Globo and Liberty Media International, which we refer to as the Sky Transactions. These transactions were completed as follows:

  •
  On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., or GLB, with Sky Brazil and completed the purchase of News Corporation's and Liberty Media International's interests in Sky Brazil. We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating the results of Sky Brazil from the date of acquisition. We also accounted for the reduction of our interest in GLB resulting from the merger as a partial sale which resulted in us recording a one-time pre-tax gain during the year ended December 31, 2006 of approximately $61 million in "Gain from disposition of businesses, net" in the Consolidated Statements of Operations.

  •
  On February 16, 2006, we completed the acquisition of our equity interest in Sky Mexico, which included the acquisition of an equity interest in Sky Mexico in exchange for the sale of our DIRECTV Mexico subscribers to Sky Mexico and the acquisition of News Corporation's and Liberty Media International's equity interests in Sky Mexico for $373 million in cash. As a result of this transaction, we recorded gains of $57 million during the year ended December 31, 2006 and $70 million during the year ended December 31, 2005 to "Gain from disposition of businesses, net "in the Consolidated Statements of Operations. DIRECTV Mexico ceased operations in 2005 upon completion of the migration of its subscribers to Sky Mexico.

        As a result of the Darlene and Sky transactions, we own 100% of PanAmericana, 74% of Sky Brazil, and 41% of Sky Mexico. Globo owns the other 26% of Sky Brazil and Televisa owns the other 59% of Sky Mexico. The results of PanAmericana and Sky Brazil are consolidated in our results. We account for our 41% interest in Sky Mexico under the equity method of accounting.

Divestiture

        HNS—SkyTerra.    On April 22, 2005, we completed the sale of a 50% interest in Hughes Network Systems LLC, or HNS LLC, which owned substantially all of the net assets formerly held by HNS, to SkyTerra Communications, Inc. As a result of this transaction, we recorded pre-tax impairment charges of $25 million during the year ended December 31, 2005 to "Gain from disposition of businesses, net "in the Consolidated Statements of Operations to reduce the carrying value of HNS' assets to fair value. As a result of the SkyTerra transaction, subsequent to April 22, 2005, we accounted for our investment in HNS under the equity method of accounting, and accordingly, recorded our interest in HNS' net income in "Other, net" in our Consolidated Statements of Operations until the sale of the remaining interest in January 2006.

        See Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further information regarding acquisitions and divestitures.

THE DIRECTV GROUP, INC.

Other Developments

        In addition to the items described above, the following items had a significant effect on the comparability of our operating results for the years ended December 31, 2007, 2006 and 2005:

        Lease Program.    On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Prior to March 1, 2006, we expensed most set-top receivers provided to new and existing DIRECTV U.S. subscribers upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of our lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the set-top receivers in "Property and equipment, net" in the Consolidated Balance Sheets.

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for the years presented:

	December 31,
Capitalized subscriber leased equipment:
	2007	2006
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$762	$599
Subscriber leased equipment—upgrade and retention	774	473

Total subscriber leased equipment capitalized	$1,536	$1,072

Depreciation expense—subscriber leased equipment	$645	$147

        Share Repurchase Program.    During 2006 and 2007 our Board of Directors approved multiple authorizations for the repurchase of a total of $5 billion of our common stock, the most recent of which was a $1 billion authorization in August 2007 that was completed in December 2007. Subsequent to December 31, 2007, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock. In 2007 we repurchased 86 million shares for $2,025 million at an average price of $23.48 per share and in 2006 we repurchased 184 million shares for $2,977 million at an average price of $16.16 per share.

KEY TERMINOLOGY USED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for DVR service, hardware revenues from subscribers who lease or purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

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

THE DIRECTV GROUP, INC.

        Broadcast Operations Expenses.    These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of our signal.

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

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

THE DIRECTV GROUP, INC.

EXECUTIVE OVERVIEW AND OUTLOOK

        The following discussion of revenues and operating results relates to DIRECTV U.S., which generates 90% of our revenues.

        Revenues.    In 2007, DIRECTV U.S. revenues increased by 13.0% due to a larger subscriber base and a 7.2% increase in ARPU. In 2008, we anticipate revenues will increase by over 10.0% due to an increase in total subscribers and ARPU growth of 5.0% or more. ARPU increases are primarily expected to be driven by price increases and higher penetration of advanced products. After accounting for churn, our net new subscriber additions in 2007 were 878,000 which increased our total subscriber base by 5.5% to 16.8 million customers. In 2008, we expect net new subscriber additions to decrease due to the anticipated reduction in the number of subscribers added through our RBOC distributors as well as churn on the larger cumulative subscriber base.

        Operating Results.    In 2007, DIRECTV U.S. operating profit before depreciation and amortization increased 19.5% to $3,850 million and operating profit before depreciation and amortization margin improved from 23.4% in 2006 to 24.8% in 2007, primarily due to the gross profit generated from the higher revenues and an increase in the amount of set-top receivers capitalized in 2007 under the lease program introduced on March 1, 2006, partially offset by higher subscriber acquisition, upgrade and retention costs due to the increased number of new and existing subscribers adding HD and DVR services.

        In 2008, we expect both operating profit before depreciation and amortization and operating profit before depreciation and amortization margin to increase. These improvements are anticipated to be due to the expected increase in revenues and improvements in most of our significant cost categories due to greater cost controls, scale and efficiencies.

        In 2007, operating profit increased 2.3% to $2,402 million primarily due to higher operating profit before depreciation and amortization, partially offset by an increase in depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations. Operating profit in 2008 is expected to increase as the anticipated higher operating profit before depreciation and amortization is expected to be only partially offset by higher depreciation and amortization expense resulting from the set-top receiver lease program.

        Free Cash Flow.    In 2007, The DIRECTV Group generated $953 million of free cash flow, defined as net cash provided by operating activities less cash paid for property and satellites. During 2008, we expect significant free cash flow growth as a result of the anticipated increase in operating profit before depreciation and amortization and a decrease in capital expenditures for leased set top receivers, satellite construction and broadcast equipment to support our HD ground infrastructure. We anticipate these increases to be partially offset by a significant increase in cash paid for income taxes due mostly to the utilization of our net operating loss carryforwards in 2007.

THE DIRECTV GROUP, INC.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

			Change
Revenues by segment:
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$15,527	$13,744	$1,783	13.0%
DIRECTV Latin America	1,719	1,013	706	69.7%
Corporate and Other	—	(2)	2	(100.0)%

Total Revenues	$17,246	$14,755	$2,491	16.9%

        The increase in our total revenues was due to higher ARPU and subscriber growth at DIRECTV U.S. and DIRECTV Latin America, as well as the acquisition of Sky Brazil in August 2006. We discuss these changes for each of our segments in more detail below.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

			Change
Operating profit (loss) before depreciation and amortization by segment:
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,850	$3,221	$629	19.5%
DIRECTV Latin America	394	244	150	61.5%
Corporate and Other	(74)	(74)	—	—

Total operating profit before depreciation and amortization	$4,170	$3,391	$779	23.0%

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, the implementation of the DIRECTV U.S. lease program in March 2006 and the acquisition of Sky Brazil in August 2006, partially offset by higher subscriber acquisition and upgrade and retention costs at DIRECTV U.S. due to an increased number of new and existing subscribers adding HD and DVR services and gains totaling $118 million for the completion of the Sky Mexico and Sky Brazil transactions in 2006. We discuss these changes for each of our segments in more detail below.

        Operating profit.    The following table presents our operating profit (loss) by segment:

			Change
Operating profit (loss) by segment:
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,402	$2,348	$54	2.3%
DIRECTV Latin America	159	79	80	101.3%
Corporate and Other	(75)	(70)	(5)	7.1%

Total operating profit	$2,486	$2,357	$129	5.5%

        The increase in our operating profit was primarily due to the increase in operating profits before depreciation and amortization, partially offset by higher depreciation and amortization expense due to

THE DIRECTV GROUP, INC.

the DIRECTV U.S.' lease program and the acquisition of Sky Brazil. We discuss these changes for each of our segments in more detail below.

        Interest income.    The decrease in interest income from $146 million in 2006 to $111 million in 2007 was due to lower average cash and short-term investment balances due mostly from the use of cash to fund the share repurchase programs.

        Other, net.    The significant components of "Other, net" were as follows:

	2007	2006	Change
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$35	$27	$8
Net gain (loss) from sale of investments	(6)	14	(20)
Other	(3)	1	(4)

Total	$26	$42	$(16)

        Income Tax Expense.    We recognized income tax expense of $943 million in 2007 compared to $866 million in 2006. The change in income tax expense was primarily attributable to the change in income from continuing operations before income taxes and minority interests and accrued interest associated with unrecognized tax benefits. The 2006 income tax expense also reflects a tax benefit from the write-off of an investment in a foreign entity.

        Income from discontinued operations.    As a result of a favorable tax settlement, which we discuss in Note 18 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, we recorded a $17 million gain in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$15,527	$13,744	$1,783	13.0%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,681	5,830	851	14.6%
Subscriber service expenses	1,137	1,057	80	7.6%
Broadcast operations expenses	216	179	37	20.7%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,901	1,844	57	3.1%
Upgrade and retention costs	958	852	106	12.4%
General and administrative expenses	784	761	23	3.0%
Depreciation and amortization expense	1,448	873	575	65.9%

Total operating costs and expenses	13,125	11,396	1,729	15.2%

Operating profit	$2,402	$2,348	$54	2.3%

Other data:
Operating profit before depreciation & amortization	$3,850	$3,221	$629	19.5%

Total number of subscribers (000's)	16,831	15,953	878	5.5%
ARPU	$79.05	$73.74	$5.31	7.2%
Average monthly subscriber churn%	1.51%	1.60%	—	(5.6)%
Gross subscriber additions (000's)	3,847	3,809	38	1.0%
Net subscriber additions (000's)	878	820	58	7.1%
Average subscriber acquisition costs—per subscriber (SAC)	$692	$641	$51	8.0%

        Subscribers.    In 2007, gross subscriber additions increased due to higher demand for HD and DVR services, partially offset by the effect of more stringent credit policies. Average monthly subscriber churn decreased primarily due to increased sales of HD and DVR services as well as the effect of more stringent credit policies. Net subscriber additions increased due to the higher gross subscriber additions and lower average monthly subscriber churn.

        Revenues.    DIRECTV U.S.' revenues increased as of result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR equipment and service fees, and an increase in lease fees due to higher average number of receivers per subscriber.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues and the increase in the amount of set-top receivers capitalized in 2007 under the lease program implemented on March 1, 2006, partially offset by higher subscriber acquisition, upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services.

THE DIRECTV GROUP, INC.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in 2007. Subscriber service expenses increased due to the larger subscriber base in 2007. Broadcast operations expense increased in 2007 due primarily to costs to support new HD local channel markets.

        Subscriber acquisition costs increased due to higher advertising and direct sales marketing costs as well as higher costs associated with the increase in subscribers taking advanced products in 2007. This increase was partially offset by $159 million of higher costs in 2006 related to set top receivers being expensed prior to the implementation of the lease program on March 1, 2006, after which most set-top receivers were capitalized as well as lower set-top receiver costs. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher direct sales marketing and advertising costs and higher costs associated with the increase in subscribers taking HD and DVR services, partially offset by lower set top receiver costs.

        Upgrade and retention costs increased in 2007 due to higher volume of subscribers upgrading to HD and DVR services, partially offset by $115 million of higher costs in 2006 related to set top receivers being expensed prior to the implementation of the lease program and lower set top receiver costs.

        General and administrative expenses increased in 2007 due to higher labor, employee benefit, and legal costs, partially offset by a $10 million reduction in bad debt expense compared to 2006.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2007 resulting from the capitalization of set-top receivers under the lease program.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,719	$1,013	$706	69.7%
Operating profit before depreciation & amortization	394	244	150	61.5%
Operating profit (loss)	159	79	80	101.3%
Other data:
Total number of subscribers (000's)	3,279	2,711	568	21.0%
Net subscriber additions (000's)	568	1,118	(550)	NM *
Net subscriber additions (excluding the Sky Brazil acquisition) (000's)	568	249	319	128.1%
ARPU	$48.33	$41.71	$6.62	15.9%

*
Percentage not meaningful

        The increase in net subscriber additions, excluding the Sky Brazil acquisition in 2006, was primarily due to subscriber growth in Brazil, Argentina, Venezuela and Colombia, as well as a decrease in churn in Brazil and Venezuela.

        The increase in revenues primarily resulted from a $527 million increase in revenue in Brazil primarily due to the acquisition of Sky Brazil in August 2006, higher ARPU and favorable exchange rates, as well as subscriber and ARPU growth in PanAmericana.

THE DIRECTV GROUP, INC.

        The higher operating profit before depreciation and amortization is primarily due to the gross profit generated by the increase in revenues, partially offset by gains totaling $118 million for the completion of the Sky Mexico and Sky Brazil transactions in 2006 and the increase in costs from the addition of Sky Brazil.

        The higher operating profit was primarily due to the increase in operating profit before depreciation and amortization partially offset by higher depreciation and amortization expense resulting from the Darlene and Sky Brazil transactions.

Corporate and Other

        Operating loss from Corporate and Other increased to $75 million in 2007 from $70 million in 2006.

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

			Change
Revenues by segment:
	2006	2005	$	%
	(Dollars in Millions)
DIRECTV U.S.	$13,744	$12,216	$1,528	12.5%
DIRECTV Latin America	1,013	742	271	36.5%
Network Systems	—	211	(211)	(100.0)%
Corporate and Other	(2)	(5)	3	(60.0)%

Total revenues	$14,755	$13,164	$1,591	12.1%

        The increase in our total revenues was due to higher ARPU and a larger subscriber base at DIRECTV U.S., higher revenues from the acquisition of Sky Brazil and subscriber growth at DIRECTV Latin America, partially offset by the decrease in revenues from the Network Systems segment that resulted from the divestiture of the HNS business. We discuss these changes for each of our segments in more detail below.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

			Change
Operating profit (loss) before depreciation and amortization by segment:
	2006	2005	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,221	$1,500	$1,721	114.7%
DIRECTV Latin America	244	141	103	73.0%
Network Systems	—	(61)	61	(100.0)%
Corporate and Other	(74)	(94)	20	(21.3)%

Total operating profit before depreciation and amortization	$3,391	$1,486	$1,905	128.2%

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues and the implementation of the lease program in March 2006 at DIRECTV U.S., higher gross profits at DIRECTV Latin America, and the divestiture of our HNS business in 2005. We discuss these changes for each of our segments in more detail below.

THE DIRECTV GROUP, INC.

        Operating profit.    The following table presents our operating profit (loss) by segment:

			Change
Operating profit (loss) by segment:
	2006	2005	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,348	$802	$1,546	192.8%
DIRECTV Latin America	79	(19)	98	NM
Network Systems	—	(61)	61	(100.0)%
Corporate and Other	(70)	(89)	19	(21.3)%

Total operating profit	$2,357	$633	$1,724	272.4%

        The increase in our operating profit was primarily due to the increases in operating profits before depreciation and amortization described above, partially offset by higher depreciation and amortization expense due to DIRECTV U.S.' lease program. We discuss these changes for each of our segments in more detail below.

        Other, net.    The significant components of "Other, net" were as follows:

	2006	2005	Change
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$27	$1	$26
Net gain (loss) from sale of investments	14	(1)	15
Refinancing transaction expenses	—	(65)	65
Other	1	—	1

Total	$42	$(65)	$107

        The increase in equity earnings from unconsolidated affiliates was due mostly to $18 million of equity earnings attributable to our investment in Sky Mexico which was acquired on February 16, 2006 and $11 million of equity earnings recorded for HNS in 2006, partially offset by equity losses from other unconsolidated affiliates.

        The net pre-tax gain from the sale of investments for 2006 included a $13 million gain recorded on the sale of our remaining 50% interest in HNS LLC to SkyTerra and a $1 million gain related to the sale of other equity investments for $14 million in cash.

        During the second quarter of 2005, we completed a series of refinancing transactions that resulted in a $65 million pre-tax charge, of which $41 million was associated with the premium that we paid for the redemption of a portion of DIRECTV U.S.' 8.375% senior notes and $24 million with our write-off of a portion of our deferred debt issuance costs and other transaction costs.

        Income tax expense.    The change in income tax expense was primarily attributable to the change in income before income taxes and minority interests and an income tax benefit recognized in 2005 due to utilization of capital loss carryforwards and a benefit associated with a reduction in the amount of accrued foreign withholding taxes resulting from a favorable tax ruling in Mexico.

        Income from discontinued operations.    We recognized a $31 million gain in 2005 in income from discontinued operations, net of taxes due to a favorable tax settlement, which we discuss in Note 18 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2006	2005	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$13,744	$12,216	$1,528	12.5%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	5,830	5,050	780	15.4%
Subscriber service expenses	1,057	935	122	13.0%
Broadcast operations expenses	179	146	33	22.6%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,844	2,676	(832)	(31.1)%
Upgrade and retention costs	852	1,106	(254)	(23.0)%
General and administrative expenses	761	803	(42)	(5.2)%
Depreciation and amortization expense	873	698	175	25.1%

Total Operating Costs and Expenses	11,396	11,414	(18)	(0.2)%

Operating Profit	$2,348	$802	$1,546	192.8%

Other Data:
Operating Profit Before Depreciation & Amortization	$3,221	$1,500	$1,721	114.7%

Total number of subscribers (000's)	15,953	15,133	820	5.4%
ARPU	$73.74	$69.61	$4.13	5.9%
Average monthly subscriber churn%	1.60%	1.70%	—	(5.9)%
Gross subscriber additions (000's)	3,809	4,170	(361)	(8.7)%
Net subscriber additions (000's)	820	1,193	(373)	(31.3)%
Average subscriber acquisition costs—per subscriber (SAC)	$641	$642	$(1)	(0.2)%

        Subscribers.    The decrease in average monthly subscriber churn and the decrease in gross subscriber additions in 2006 were primarily due to the effect of more stringent credit policies we implemented beginning in the second quarter of 2005, and changes made to our distribution network to better align dealers with our objective to improve the overall credit quality of DIRECTV U.S.' subscribers. Our gross subscriber additions and churn were also affected by increased competition. The reduction in the number of net new subscribers was mainly due to the lower number of gross subscriber additions.

        Revenues.    DIRECTV U.S.' revenues increased as a result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages and an increase in the number of subscribers paying mirroring, lease, DVR and HD programming fees, and equipment upgrade fees.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization in 2006 was primarily due to the gross profit generated from the higher

THE DIRECTV GROUP, INC.

revenues, the capitalization of $1,072 million of set-top receivers under the lease program implemented on March 1, 2006, and fewer gross subscriber additions.

        Broadcast programming and other costs increased primarily from the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls and costs incurred at our call centers to support the increase in the number of subscribers with advanced products. Broadcast operations expenses increased as a result of the costs to support new HD local channel markets and launch of new advanced products.

        The decrease in subscriber acquisition costs was primarily due to the capitalization of $599 million of set-top receivers under our new lease program and lower gross subscriber additions in 2006.

        Including the cost of set-top receivers capitalized under our retention and upgrade programs, upgrade and retention costs incurred increased by $218 million in 2006 due mostly to increased volume under our HD and HD-DVR upgrade programs. This increase in upgrade and retention costs incurred was offset by the capitalization of $473 million of leased set-top receivers in 2006, resulting in a net decrease of $255 million compared to the prior year period.

        The decrease in general and administrative expenses resulted mainly from $123 million of lower bad debt expense, legal costs and severance costs in 2006, partially offset by an increase in inventory management costs, property taxes mostly associated with leased set-top receivers, and labor, and employee benefit costs.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by an increase in depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2006	2005	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,013	$742	$271	36.5%
Operating Profit Before Depreciation & Amortization	244	141	103	73.0%
Operating Profit (Loss)	79	(19)	98	NM *
Other Data:
Total number of subscribers (000's)	2,711	1,593	1,118	70.2%
Net subscriber additions (losses) (000's)	1,118	(53)	1,171	NM
Net subscriber additions (excluding the Sky Brazil acquisition and DIRECTV Mexico shut-down) (000's)	249	149	100	67.1%
ARPU	$41.71	$39.20	$2.51	6.4%

*
Percentage not meaningful

        The increase in net subscriber additions excluding the acquisition of Sky Brazil subscribers and the 2005 shut-down of DIRECTV Mexico and migration of subscribers to the Sky Mexico platform, was due to strong growth throughout PanAmericana in 2006.

THE DIRECTV GROUP, INC.

        The increase in revenues in 2006 compared to 2005 primarily resulted from the $205 million of added revenues from the acquisition of our interest in Sky Brazil in August 2006 and the increase in the number of subscribers.

        The improvement in operating profit before depreciation and amortization and operating profit was primarily due to gains totaling $118 million for the completion of the Sky Mexico and Sky Brazil transactions in 2006, and an increase in gross profit resulting from the increase in revenues, partially offset by the $70 million gain recorded during 2005, also related to the Sky Mexico transaction, and a $11 million charge recorded in 2006 for the disposal of fixed assets.

        The increase in operating profit was primarily due to the increase in operating profit before depreciation and amortization.

Network Systems Segment

        The following table provides operating results for the Network Systems segment:

			Change
	2006	2005	$	%
	(Dollars in Millions)
Revenues	$—	$211	$(211)	N/A
Operating Loss Before Depreciation & Amortization	—	(61)	61	N/A
Operating Loss	—	(61)	61	N/A

        As a result of the divestitures of the HNS businesses described above, there were no operating results for the Network Systems segment during 2006. The operating loss before depreciation and amortization and operating loss for the year ended December 31, 2005 included a $25 million impairment charge related to the sale of 50% of HNS LLC in April 2005.

Corporate and Other

        Operating loss from Corporate and Other decreased to $70 million in 2006 from $89 million in 2005. The $19 million decrease was primarily due to higher pension expense in 2005 related to the HNS divestiture, partially offset by higher legal expenses and benefit costs in 2006.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2007, our cash and cash equivalent balances and short-term investments totaled $1.09 billion compared with $2.67 billion at December 31, 2006. The $1.58 billion decrease resulted primarily from the use of $2.03 billion of cash for the share repurchase program, $2.69 billion of cash for the acquisition of property and satellites, $325 million of cash to purchase Darlene's 14% interest in DLA LLC, and $210 million of cash for the repayment of Sky Brazil debt, partially offset by $3.65 billion of cash provided by operations.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.92 at December 31, 2007 and 1.37 at December 31, 2006. Working capital decreased by $1,522 million to a deficit of $288 million at December 31, 2007 from working capital of $1,234 million at December 31, 2006. The decreases during the period were mostly due to the decline in our cash and short-term investment balances resulting from the changes discussed above.

        As of December 31, 2007, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility. The DIRECTV U.S. credit facility is available until 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV

THE DIRECTV GROUP, INC.

U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        During 2006 and 2007 our Board of Directors approved multiple authorizations for the repurchase of a total of $5 billion of our common stock, the most recent of which was a $1 billion authorization in August 2007 that was completed in December 2007. Subsequent to December 31, 2007, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock. For the year ended December 31, 2007, we repurchased 86 million shares for $2 billion, at an average price of $23.48 per share under our share repurchase program.

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

        Debt.    At December 31, 2007, we had $3,395 million in total outstanding borrowings, bearing a weighted average interest rate of 6.8%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility of DIRECTV U.S. as more fully described in Note 8 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

        Our short-term borrowings, notes payable, senior secured credit facility and other borrowings mature as follows: $48 million in 2008; $98 million in 2009; $297 million in 2010; $98 million in 2011; $10 million in 2012; and $2,842 million thereafter. However, these amounts do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility. We were not required to make a prepayment for the years ended December 31, 2007 and 2006.

THE DIRECTV GROUP, INC.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

Contractual Obligations

        The following table sets forth our contractual obligations as of December 31, 2007, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Item 8 referenced in the table.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (Note 8) (a)	$4,679	$279	$840	$505	$3,055
Purchase obligations (Note 18) (b)	4,740	1,257	2,392	926	165
Operating lease obligations (Note 18) (c)	531	97	171	177	86
Capital lease obligations (Note 18) (d)	92	8	16	16	52
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP (Note 18) (e) (f)	315	76	169	54	16

Total	$10,357	$1,717	$3,588	$1,678	$3,374

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2007, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

(b)
Purchase obligations consist of broadcast programming commitments, satellite construction and launch contracts and service contract commitments. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as billing services, telemetry, tracking and control services and broadcast center services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

(c)
Certain of the operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

(d)
Sky Brazil entered into a transponder capacity agreement on a replacement satellite which began in January 2008. We expect to account for this agreement as a capital lease. The present value of minimum payments under this agreement is approximately $247 million, which is not included in amounts disclosed.

(e)
Other long-term liabilities consist of amounts DIRECTV U.S. owes to the NRTC for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions in 2004, and satellite contracts.

(f)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $343 million as of December 31, 2007. The timing and amount of any

THE DIRECTV GROUP, INC.

  future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

Off-Balance Sheet Arrangements

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $138 million at December 31, 2007.

Contingencies

        For a discussion of contingencies, see Note 18 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

CRITICAL ACCOUNTING ESTIMATES

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

THE DIRECTV GROUP, INC.

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

        In addition, the recognition of a tax benefit for tax positions involves dealing with uncertainties in the application of complex tax regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for taxes for uncertain tax positions where assessments have not been received in accordance with FIN 48. We believe such tax reserves are adequate in relation to the potential for additional assessments. Once established, we adjust these amounts only when more information is available or when an event occurs necessitating a change to the reserves. Future events such as changes in the facts or law, judicial decisions regarding the application of existing law or a favorable audit outcome will result in changes to the amounts provided.

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

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers at DIRECTV U.S. over a three year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. Based on the book value of DIRECTV U.S.' set-top receivers capitalized as of December 31, 2007, if we extended the depreciable life of the set-top receivers by one half of a year, it would result in an approximately $120 million reduction in annual depreciation expense.

        Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when events and circumstances change that would more likely than not result in an impairment loss.

THE DIRECTV GROUP, INC.

We completed our annual impairment testing during the fourth quarter of 2007, and determined that there was no impairment of goodwill or intangible assets with indefinite lives.

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

        Recognition of Rebate Related to Long-Term Purchase Agreement.    As part of our sale of HNS' set-top receiver manufacturing operations to Thomson in June 2004, DIRECTV U.S. entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. As part of this agreement, as amended, DIRECTV U.S. can earn a $57 million rebate from Thomson if Thomson's aggregate sales of DIRECTV U.S.' set-top receivers equal at least $4 billion over the initial five-year contract term plus an additional one-year optional extension period, or the Contract Term. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $57 million rebate during the Contract Term. DIRECTV U.S. bases its probability assessment for meeting the minimum purchase requirement on its current and future business projections, including its belief that existing and new subscribers will likely acquire new set-top receivers due to certain technological advances. Any negative trends in the purchase of set-top receivers for existing and new subscribers may materially impact its ability to earn the rebate. On a quarterly basis, DIRECTV U.S. assesses whether the rebate is probable over the Contract Term. If DIRECTV U.S. subsequently determines that it is no longer probable that it will earn the rebate, DIRECTV U.S. would be required to reverse the amount of the credit recognized to date as a charge to the Consolidated Statements of Operations and an increase in the capitalized value of leased set-top receivers at the time such determination is made.

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

        For a discussion of accounting changes and new accounting pronouncements see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

SECURITY RATINGS

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and expected loss given a default. Ratings in the Baa range for Moody's Investors Service and the BBB range for Standard & Poor's Ratings Services, or S&P, generally indicate adequate current protection of interest payments and principal security, with certain protective elements lacking. Ratings in the Ba range for Moody's and the BB range for S&P, generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

THE DIRECTV GROUP, INC.

        Currently, The DIRECTV Group has the following security rating:

	Long-term Corporate Rating	Outlook
Standard & Poor's	BB	Stable

        Currently, DIRECTV U.S. has the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BB-	BB	Stable
Moody's	Baa3	Ba3	Ba2	Negative

***

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

Foreign Currency Risk

        We generally conduct our business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of December 31, 2007, we had no significant foreign currency exchange contracts outstanding. The impact of a hypothetical 10% adverse change in exchange rates on the fair values of foreign currency denominated assets and liabilities would be a loss of $23 million, net of taxes, at December 31, 2007.

Interest Rate Risk

        We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $3,393 million at December 31, 2007, excluding unamortized bond premium, which consisted primarily of DIRECTV U.S.' fixed rate borrowings of $1,910 million and variable rate borrowings of $1,483 million. As of December 31, 2007, a hypothetical one percentage point increase in interest rates related to our outstanding variable rate debt would have increased our annual interest expense by approximately $15 million.

***

THE DIRECTV GROUP, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The DIRECTV Group, Inc.
El Segundo, California

        We have audited the accompanying consolidated balance sheets of The DIRECTV Group, Inc. (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The DIRECTV Group, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109; effective December 31, 2007, the Company adopted the measurement date provision of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R); and effective December 31, 2006 the Company adopted the other provisions of SFAS No. 158.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 25, 2008

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$17,246	$14,755	$13,164
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	7,346	6,201	5,485
Subscriber service expenses	1,240	1,111	982
Broadcast operations expenses	323	286	254
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisitions costs	2,096	1,945	2,752
Upgrade and retention costs	976	870	1,117
General and administrative expenses	1,095	1,069	1,133
Gain from disposition of businesses, net	—	(118)	(45)
Depreciation and amortization expense	1,684	1,034	853

Total operating costs and expenses	14,760	12,398	12,531

Operating profit	2,486	2,357	633
Interest income	111	146	150
Interest expense	(235)	(246)	(238)
Other, net	26	42	(65)

Income from continuing operations before income taxes and minority interests	2,388	2,299	480
Income tax expense	(943)	(866)	(172)
Minority interests in net earnings of subsidiaries	(11)	(13)	(3)

Income from continuing operations	1,434	1,420	305
Income from discontinued operations, net of taxes	17	—	31

Net income	$1,451	$1,420	$336

Basic earnings per common share:
Income from continuing operations	$1.20	$1.13	$0.22
Income from discontinued operations, net of taxes	0.01	—	0.02

Net income	$1.21	$1.13	$0.24

Diluted earnings per common share:
Income from continuing operations	$1.20	$1.12	$0.22
Income from discontinued operations, net of taxes	0.01	—	0.02

Net income	$1.21	$1.12	$0.24

Weighted average number of common shares outstanding (in millions):
Basic	1,195	1,262	1,388
Diluted	1,202	1,270	1,395

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$1,083	$2,499
Short-term investments	10	170
Accounts and notes receivable, net of allowances of $56 and $46	1,535	1,345
Inventories	193	148
Deferred income taxes	90	166
Prepaid expenses and other	235	228

Total current assets	3,146	4,556
Satellites, net	2,026	2,008
Property and equipment, net	3,807	2,445
Goodwill	3,669	3,515
Intangible assets, net	1,577	1,811
Investments and other assets	838	806

Total assets	$15,063	$15,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,032	$2,816
Unearned subscriber revenues and deferred credits	354	286
Short-term borrowings and current portion of long-term debt	48	220

Total current liabilities	3,434	3,322
Long-term debt	3,347	3,395
Deferred income taxes	567	315
Other liabilities and deferred credits	1,402	1,366
Commitments and contingencies
Minority interests	11	62
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized, 1,148,268,203 shares and 1,226,490,193 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	9,318	9,836
Accumulated deficit	(2,995)	(3,107)
Accumulated other comprehensive loss	(21)	(48)

Total stockholders' equity	6,302	6,681

Total liabilities and stockholders' equity	$15,063	$15,141

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net of taxes	Total Stockholders' Equity	Comprehensive Income, net of taxes
	(Dollars in Millions, Except Share Data)
Balance at January 1, 2005	1,385,814,459	$10,870	$(3,338)	$(25)	$7,507
Net income			336		336	$336
Stock options exercised and restricted stock units vested and distributed	5,217,530	45			45
Share-based compensation expense		41			41
Minimum pension liability adjustment, net of tax				7	7	7
Foreign currency translation adjustments				3	3	3
Unrealized gains on securities, net of tax				1	1	1

Comprehensive income						$347

Balance at December 31, 2005	1,391,031,989	10,956	(3,002)	(14)	7,940
Net income			1,420		1,420	$1,420
Stock repurchased and retired	(184,115,524)	(1,452)	(1,525)		(2,977)
Stock options exercised and restricted stock units vested and distributed	19,573,728	257			257
Share-based compensation expense		39			39
Tax benefit from stock option exercises		42			42
Other		(6)			(6)
Minimum pension liability adjustment, net of tax				24	24	24
Adjustment to initially record funded status of defined benefit plans upon adoption of SFAS No. 158, net of tax				(46)	(46)
Foreign currency translation adjustments				2	2	2
Unrealized losses on securities, net of tax				(14)	(14)	(14)

Comprehensive income						$1,432

Balance at December 31, 2006	1,226,490,193	9,836	(3,107)	(48)	6,681
Net Income			1,451		1,451	$1,451
Stock repurchased and retired	(86,173,710)	(692)	(1,333)		(2,025)
Stock options exercised and restricted stock units vested and distributed	7,951,720	118			118
Share-based compensation expense		49			49
Tax benefit from stock option exercises		18			18
Other		(11)			(11)
Adjustment to initially record cumulative effect of adopting FIN 48, net of tax			(5)		(5)
Adjustment to record adoption of measurement date provisions of SFAS No. 158, net of tax			(1)		(1)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax				16	16	16
Foreign currency translation adjustments				(1)	(1)	(1)
Unrealized gains on securities, net of tax				12	12	12

Comprehensive income						$1,478

Balance at December 31, 2007	1,148,268,203	$9,318	$(2,995)	$(21)	$6,302

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,451	$1,420	$336
Income from discontinued operations, net of taxes	(17)	—	(31)

Income from continuing operations	1,434	1,420	305
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,684	1,034	853
Amortization of deferred revenues and deferred credits	(98)	(41)	(47)
Gain from disposition of businesses, net	—	(118)	(45)
Equity in earnings from unconsolidated affiliates	(35)	(27)	(1)
Net loss (gain) from sale or impairment of investments	9	(14)	1
Loss on disposal of fixed assets	8	20	3
Share-based compensation expense	49	39	41
Write-off of debt issuance costs	—	—	19
Deferred income taxes and other	453	770	188
Change in operating assets and liabilities:
Accounts and notes receivable	(166)	(283)	(130)
Inventories	(45)	139	(159)
Prepaid expenses and other	46	(12)	(35)
Accounts payable and accrued liabilities	255	158	312
Unearned subscriber revenue and deferred credits	72	2	15
Other, net	(21)	75	(148)

Net cash provided by operating activities	3,645	3,162	1,172

Cash Flows From Investing Activities
Purchase of short-term investments	(588)	(2,517)	(4,673)
Sale of short-term investments	748	3,029	4,512
Cash paid for property and equipment	(2,523)	(1,754)	(489)
Cash paid for satellites	(169)	(222)	(400)
Investment in companies, net of cash acquired	(348)	(389)	(1)
Proceeds from sale of investments	—	182	113
Proceeds from collection of notes receivable	—	142	—
Proceeds from sale of property	33	13	—
Proceeds from sale of businesses, net	—	—	246
Other, net	25	(20)	(31)

Net cash used in investing activities	(2,822)	(1,536)	(723)

Cash Flows From Financing Activities
Common shares repurchased and retired	(2,025)	(2,977)	—
Repayment of long-term debt	(220)	(8)	(2,005)
Long-term debt borrowings	—	—	3,003
Net increase (decrease) in short-term borrowings	2	(2)	(2)
Repayment of other long-term obligations	(121)	(100)	(91)
Debt issuance costs	—	—	(5)
Stock options exercised	118	257	45
Excess tax benefit from share-based compensation	7	2	—

Net cash (used in) provided by financing activities	(2,239)	(2,828)	945

Net (decrease) increase in cash and cash equivalents	(1,416)	(1,202)	1,394
Cash and cash equivalents at beginning of the year	2,499	3,701	2,307

Cash and cash equivalents at end of the year	$1,083	$2,499	$3,701

Supplemental Cash Flow Information
Cash paid for interest	$230	$243	$240
Cash paid for income taxes	408	30	13

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

        Through April 22, 2005 we also operated the Network Systems segment, which was a provider of satellite-based private business networks and consumer broadband Internet access. Subsequent to the April 22, 2005 sale of a 50% interest in our former Hughes Network Systems, or HNS, business to SkyTerra Communications, Inc., we accounted for our investment in HNS under the equity method of accounting until the sale of the remaining 50% interest in January 2006.

        See Note 3 for additional information regarding acquisitions and divestitures.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

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

        We defer advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal and recognize them as a reduction of "Broadcast programming and other" in the Consolidated Statements of Operations on a straight-line basis over the related contract term. We record equity instruments at fair value based on quoted market prices or values determined by management. Through the end of 2006, we also recorded the amortization of a provision for above-market programming contracts that we recorded in connection with the 1999 acquisition of certain premium subscription programming contracts from United States Satellite Broadcasting Company, Inc. as a reduction of programming costs.

Subscriber Acquisition Costs

        Subscriber acquisition costs consist of costs we incur to acquire new subscribers. We include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers in subscriber acquisition costs. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel our service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. DIRECTV U.S. implemented a lease program on March 1, 2006, after which most set-top receivers provided to new subscribers are capitalized. We include the amount of our set-top receivers capitalized each period for subscriber acquisition activities in the Consolidated Statement of Cash Flows under the caption "Cash paid for property and equipment." See Note 4 below for additional information.

Upgrade and Retention Costs

        Upgrade and retention costs consist primarily of costs we incur for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, digital video recorder, or DVR, high-definition, or HD, local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. DIRECTV U.S. implemented a lease program on March 1, 2006, after which most set-top receivers provided to existing subscribers under upgrade and retention programs are capitalized. We include the amount of our set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statement of Cash Flows under the caption "Cash paid for property and equipment." See Note 4 below for additional information.

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments we purchase with original maturities of three months or less.

Inventories

        We state inventories at the lower of average cost or market. Inventories consist of finished goods for DIRECTV System equipment and DIRECTV System conditional access cards.

Property and Equipment, Satellites and Depreciation

        We carry property and equipment, and satellites at cost, net of accumulated depreciation. The amounts we capitalize for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance, incentive obligations and related capitalized interest. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

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

        We amortize other intangible assets using the straight-line method over their estimated useful lives, which range from 5 to 20 years.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal.

Foreign Currency

        The U.S. dollar is the functional currency for most of our foreign operations. We recognize gains and losses resulting from remeasurement of these operations' foreign currency denominated assets, liabilities and transactions into the U.S. dollar in the Consolidated Statements of Operations.

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

        The carrying value of cash and cash equivalents, short-term investments, accounts and notes receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2007 and 2006.

Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Share-Based Payment

        We grant restricted stock units and common stock options to our employees. We recognize compensation expense equal to the fair value of the stock-based award at grant over the course of its requisite service period following Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

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

        With the adoption of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48, on January 1, 2007, we now recognize a benefit in "Income tax expense" in the Consolidated Statements of Operations for uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Unrecognized tax benefits represent tax benefits taken or expected to be taken in income tax returns, for which the benefit has not yet been recognized in "Income tax expense" in the Consolidated Statements of Operations due to the uncertainty of whether such benefits will be ultimately realized. We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. Unrecognized tax benefits are recorded in "Income tax expense" in the Consolidated Statement of Operations at such time that the benefit is effectively settled.

Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising expenses, net of payments received from programming content providers for marketing support, were $261 million in 2007, $233 million in 2006, and $199 million in 2005.

Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $100 each, to a large number of individual residential subscribers throughout the United States and most of Latin America. As applicable, we maintain allowances for anticipated losses.

Accounting Changes

        Uncertain Tax Positions.    On January 1, 2007, we adopted FIN 48. The cumulative effect of adopting FIN 48 resulted in a $5 million increase to the January 1, 2007 balance of "Accumulated deficit" in the Consolidated Balance Sheets. As of the date of adoption, our unrecognized tax benefits totaled $204 million, including $166 million of tax positions the recognition of which would affect the annual effective income tax rate. As of the date of adoption, we have accrued $45 million in interest and penalties as part of our liability for unrecognized tax benefits. See Note 9 below for additional information regarding unrecognized tax benefits.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        Defined Benefit Postretirement Plans.    On December 31, 2007, we adopted the measurement date provision of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This provision requires the measurement of plan assets and benefit obligations as of the date of our fiscal year end and accordingly resulted in a change in our measurement date, which was previously November 30. As a result of the adoption of this provision, we recorded an adjustment of $1 million to recognize net periodic benefit cost for the one month difference to "Accumulated deficit" in the Consolidated Balance Sheets as of December 31, 2007.

        On December 31, 2006, we adopted the provisions of SFAS No. 158 that require us to recognize the funded status of our defined benefit postretirement plans in our Consolidated Balance Sheets and require that we recognize changes in the funded status of our defined benefit postretirement plans as a component of other comprehensive income, net of tax, in stockholders' equity in the Consolidated Balance Sheets, in the year in which changes occur. The adoption of the provisions to recognize the funded status of our benefit plans resulted in a $46 million decrease in "Accumulated other comprehensive income" in our Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income as of December 31, 2006.

        Share-Based Payment.    On January 1, 2006, we adopted SFAS No. 123R "Share-Based Payment." The adoption of this standard did not have a significant effect in our consolidated results of operations or financial position. However, as a result of the adoption of SFAS. No. 123R, we now report the excess income tax benefit associated with the exercise of stock options or pay-out of restricted stock units as a cash flow from financing activities in the Consolidated Statements of Cash Flows.

New Accounting Standards

        In December 2007, the FASB issued SFAS No.160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51." SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No.160 requires an entity to present minority interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements. We are currently assessing the effect SFAS No. 160 will have on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. The Statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. We are currently assessing the effect SFAS No. 141R will have on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We do not expect the adoption of SFAS No. 159 on January 1, 2008 to have any effect on our consolidated results of operations or financial position.

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

        In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider." EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. We do not expect the adoption of EITF No. 06-1 on January 1, 2008 to have any effect on our consolidated results of operations.

Note 3: Acquisitions, Divestitures and Other Transactions

Acquisitions

  Darlene Transaction

        On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325 million in cash. We accounted for the acquisition of this interest using the purchase method of accounting. In the fourth quarter of 2007, we completed the valuation of acquired intangible assets and finalized the purchase accounting, which resulted in adjustments decreasing the preliminary allocation of the purchase price to the acquired intangible assets by $30 million, goodwill by $9 million and deferred tax liabilities by $39 million.

        The following table set forth the final allocation of the excess purchase price over the book value of the minority interest acquired:

Goodwill	$187
Intangible assets	75

Total assets acquired	262

Net assets acquired	$262

        Intangible assets that are included in "Intangible assets, net" in our Consolidated Balance Sheets include a subscriber related intangible asset to be amortized over six years and a trade name intangible asset to be amortized over 20 years from the Darlene Transaction.

  Sky Transactions

        During 2006 we completed the last in a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

International, which we refer to as the Sky Transactions as further described below. The Sky Transactions resulted in the combination of the DTH satellite platforms of DIRECTV and SKY in Latin America into a single platform in each of the major territories in the region.

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

        We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating the results of Sky Brazil from the date of acquisition. We also accounted for the reduction of our interest in GLB resulting from the merger as a partial sale pursuant to EITF No. 90-13 "Accounting for Simultaneous Common Control Mergers," which resulted in us recording a one-time pre-tax gain during the third quarter of 2006 of $61 million in "Gain from disposition of businesses, net" in the Consolidated Statements of Operations. In the third quarter of 2007, we completed the valuation of acquired intangible assets and finalized the purchase accounting, which resulted in adjustments increasing the preliminary allocation of the purchase price to the acquired intangible assets by $66 million and deferred tax liabilities by $35 million and decreasing goodwill by $31 million.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Years Ended December 31,
	2006	2005
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$15,077	$13,535
Operating profit	2,375	624
Income from continuing operations before income taxes and minority interests	2,307	492
Net income	1,425	343
Basic earnings per common share	1.13	0.25
Diluted earnings per common share	1.12	0.25

        Mexico.    In Mexico, also as part of the Sky Transactions, DTVLA's local operating company, DIRECTV Mexico, sold its subscriber list to Sky Mexico and, after completing the transfer of its subscribers to Sky Mexico, ceased providing services in the third quarter of 2005. During 2005, as the transferred subscribers met certain retention requirements, we earned a variable note receivable from Sky Mexico and we recorded a corresponding gain of $70 million during the year ended December 31, 2005 in "Gain from disposition of businesses, net "in our Consolidated Statements of Operations. At completion of the transaction in February 2006, we recorded an additional gain of $57 million in "Gain from disposition of businesses, net "in our Consolidated Statements of Operations when DLA LLC received an equity interest in Sky Mexico resulting from the sale of DIRECTV Mexico's subscriber list and transfer of subscribers to Sky Mexico and cancellation of the note receivable. Also in February 2006, we acquired News Corporation's and Liberty Media International's equity interests in Sky Mexico for $373 million in cash. On April 27, 2006, we sold a portion of our equity interest to Televisa for $59 million in cash, which reduced our equity interest in Sky Mexico to 41%. We account for our investment in Sky Mexico using the equity method of accounting. See Note 6 for additional information regarding this investment.

        Other.    In 2004, we acquired Sky Multi-Country Partners and related entities for $30 million in cash. As part of this transaction, News Corporation agreed to reimburse us $127 million for the Sky entities' net liabilities we assumed, which we received from News Corporation in August 2006.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

Divestitures

  Hughes Network Systems

        On April 22, 2005, we completed the contribution of substantially all of HNS' net assets to a new entity, Hughes Network Systems LLC, or HNS LLC, in exchange for cash proceeds of $196 million and sold a 50% interest in HNS LLC to SkyTerra in exchange for cash proceeds of $50 million and 300,000 shares of SkyTerra common stock with a fair value of $11 million. We recorded pre-tax impairment charges of $25 million during 2005 to "Gain from disposition of businesses, net "in our Consolidated Statements of Operations related to this transaction.

        In January 2006, we completed the sale of our remaining 50% interest in HNS LLC to SkyTerra, and resolved a working capital adjustment from the prior transaction, in exchange for $110 million in cash, which resulted in our recording in the first quarter of 2006 a gain of $14 million related to the sale in "Other, net" in the Consolidated Statements of Operations.

        HNS' operating results are included in continuing operations in our Consolidated Statements of Operations through April 22, 2005. The following table sets forth our pro forma revenues and operating profit excluding the HNS operations that were contributed as part of the SkyTerra transaction.

Year Ended December 31, 2005
(Dollars in Millions)
Revenues	$12,957
Operating profit	693

  Other Discontinued Operations

        During 2007, we recorded a $17 million reduction to our unrecognized tax benefits in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations as a result of a settlement of a foreign withholding tax dispute from a previously divested business.

        As discussed in more detail in Note 18, during 2005, we recorded a $31 million gain in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations that resulted from a favorable tax settlement related to a previously discontinued operation.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

Note 4: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets at December 31:

	Estimated Useful Lives (years)	2007	2006
	(Dollars in Millions)
Satellites	10-16	$2,163	$1,797
Satellites under construction	—	474	665

Total		2,637	2,462
Less accumulated depreciation		611	454

Satellites, net		$2,026	$2,008

Land and improvements	9-30	$34	$31
Buildings and leasehold improvements	2-40	301	239
Machinery and equipment	3-23	2,821	2,240
Subscriber leased set-top receivers	3-7	3,731	2,177
Construction in-progress	—	365	463

Total		7,252	5,150
Less accumulated depreciation		3,445	2,705

Property and equipment, net		$3,807	$2,445

        We capitalized interest costs of $51 million in 2007, $55 million in 2006, and $31 million in 2005 as part of the cost of our property and satellites under construction. Depreciation expense was $1,264 million in 2007, $664 million in 2006, and $502 million in 2005.

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Prior to March 1, 2006, most set-top receivers provided to new and existing DIRECTV U.S. subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the set-top receivers in "Property and equipment, net" in the Consolidated Balance Sheets. We depreciate capitalized set-top receivers over a three year estimated useful life and include the amount of set-top receivers capitalized each period in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for each of the periods presented:

	Years Ended December 31,
Capitalized subscriber leased equipment:
	2007	2006
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$762	$599
Subscriber leased equipment—upgrade and retention	774	473

Total subscriber leased equipment capitalized	$1,536	$1,072

Depreciation expense—subscriber leased equipment	$645	$147

Note 5: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2007 and 2006 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of January 1, 2006	$3,032	$13	$3,045
Sky Transactions	—	470	470

Balance as of December 31, 2006	3,032	483	3,515
Acquisition of Darlene interest in DLA LLC	—	187	187
Finalization of Sky Brazil purchase price allocation	—	(31)	(31)
Other	—	(2)	(2)

Balance as of December 31, 2007	$3,032	$637	$3,669

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2007, 2006, and 2005. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2007, 2006, or 2005.

        The following table sets forth the amounts recorded for intangible assets at December 31:

		December 31, 2007			December 31, 2006
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	208	$132	76	182	$94	88
Subscriber related	5-10	1,697	942	755	1,597	620	977
Dealer network	15	130	71	59	130	62	68
Trade name and other	10-20	95	5	90	36	2	34
Distribution rights	7	334	169	165	334	122	212

Total intangible assets		$2,896	$1,319	$1,577	$2,711	$900	$1,811

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        Amortization expense of intangible assets was $419 million in 2007 and $369 million in 2006 and $351 million in 2005.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $412 million in 2008; $350 million in 2009; $152 million in 2010; $97 million in 2011; $55 million in 2012 and $79 million thereafter.

Note 6: Investments

  Equity Method Investments

        We have investments in companies that we accounted for under the equity method of accounting totaling $551 million as of December 31, 2007 and $510 million as of December 31, 2006.

        As discussed in Note 3, we acquired a 41% interest in Sky Mexico in 2006. The book value of our investment in Sky Mexico was $505 million at December 31, 2007 and $464 million at December 31, 2006.

        The following table sets forth equity in earnings of our 41% interest in Sky Mexico for the periods presented:

	Years Ended December 31,
	2007	2006
	(Dollars in Millions)
Equity in earnings of Sky Mexico	$41	$18

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

  Other Investments

        We had investments in marketable equity securities of $56 million as of December 31, 2007 and $37 million as of December 31, 2006, which were stated at current fair value and classified as available-for-sale.

        Accumulated unrealized gains, net of taxes, included as part of accumulated other comprehensive income were $21 million in 2007, $9 million in 2006 and $23 million in 2005.

        During 2005, we sold an equity investment for $113 million in cash and recorded a net pre-tax loss of $1 million.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

Note 7: Accounts Payable and Accrued Liabilities; Other Liabilities and Deferred Credits

        The significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets are as follows:

	December 31,
	2007	2006
	(Dollars in Millions)
Programming costs	$1,506	$1,358
Accounts payable	447	435
Commissions due to installers and dealers	294	241
Payroll and employee benefits	126	121
Other	659	661

Total accounts payable and accrued liabilities	$3,032	$2,816

        The significant components of "Other liabilities and deferred credits" in our Consolidated Balance Sheets are as follows:

	December 31,
	2007	2006
	(Dollars in Millions)
Programming costs	$368	$411
Deferred credits	213	230
Other accrued taxes	343	161
Pension and other postretirement benefits	75	90
Obligation under capital lease	43	47
Other	360	427

Total other liabilities and deferred credits	$1,402	$1,366

Note 8: Debt

        The following table sets forth our outstanding debt:

		December 31,
	Interest Rates at December 31, 2007
		2007	2006
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
Credit facility	6.102%	1,483	1,492
Sky Brazil bank loan	—	—	210
Other debt	—	2	3

Total debt		3,395	3,615
Less: current portion of long-term debt		48	220

Long-term debt		$3,347	$3,395

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        Notes Payable.    The 8.375% senior notes and the 6.375% senior notes were issued by DIRECTV U.S. and have been registered under the Securities Act of 1933, as amended. The 8.375% senior notes and the 6.375% senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' assets. Principal on the 8.375% senior notes and the 6.375% senior notes is payable upon maturity, while interest is payable semi-annually.

        The fair value of our 8.375% senior notes was approximately $948 million at December 31, 2007 and December 31, 2006. The fair value of our 6.375% senior notes was approximately $962 million at December 31, 2007 and December 31, 2006. The fair values were calculated based on quoted market prices on those dates.

        Credit Facility.    At December 31, 2007, our senior secured credit facility consisted of a $500 million six-year Term Loan A, a $983 million eight-year Term Loan B and a $500 million undrawn six-year revolving credit facility. The Term Loan A and Term Loan B components of the senior secured credit facility currently bear interest at a rate equal to the London InterBank Offered Rate, or LIBOR, plus 0.75% and 1.50%, respectively. In addition, we pay a commitment fee of 0.175% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and is fully and unconditionally guaranteed, jointly and severally by substantially all of DIRECTV U.S.' material domestic subsidiaries.

        Our notes payable and credit facility mature as follows: $48 million in 2008, $98 million in 2009, $297 million in 2010, $98 million in 2011, $10 million in 2012 and $2,842 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2007, 2006, or 2005. The amount of interest accrued related to our outstanding debt was $26 million at December 31, 2007 and $27 million at December 31, 2006. The unamortized bond premium included in other debt was $2 million as of December 31, 2007 and $3 million as of December 31, 2006.

        Sky Brazil Bank Loan.    Sky Brazil's $210 million U.S. dollar denominated variable rate bank loan due in August 2007 was assumed on August 23, 2006 as part of the Sky Brazil transaction described in Note 3 above. In January 2007, we paid $210 million to the lending banks, who in turn assigned the loan to a wholly-owned subsidiary of The DIRECTV Group. As a result, this loan is no longer outstanding on a consolidated basis.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and the revolving credit facility could be terminated. At December 31, 2007, DIRECTV U.S. was in compliance with all such covenants.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        2005 Refinancing Transactions.    In April 2005, we replaced our prior credit facility with the senior secured credit facility described above. The senior secured credit facility was initially comprised of a $500 million six-year Term Loan A, a $1,500 million eight-year Term Loan B, both of which were fully funded, and a $500 million undrawn six-year revolving credit facility. We used a portion of the $2,000 million proceeds from the transaction to repay our prior credit facility that had a then outstanding balance of $1,002 million and to pay related financing costs and accrued interest. Borrowings under the prior credit facility bore interest at a rate equal to LIBOR plus 1.75%.

        On May 19, 2005, we redeemed $490 million of our then outstanding $1,400 million 8.375% senior notes at a redemption price of 108.375% plus accrued and unpaid interest, for a total of $538 million.

        On June 15, 2005, DIRECTV U.S. issued $1,000 million of 6.375% senior notes. We used a portion of the proceeds from the transaction to repay $500 million of the Term Loan B portion of our senior secured credit facility and to pay related financing costs.

        The repayment of our prior senior secured credit facility, the partial repayment of our senior secured credit facility and the partial redemption of our 8.375% senior notes resulted in a 2005 pre-tax charge of $65 million ($40 million after tax) of which $41 million was associated with the premium paid for the redemption of our 8.375% senior notes and $24 million with the write-off of a portion of our deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in the Consolidated Statements of Operations.

        Restricted Cash.    Restricted cash of $5 million as of December 31, 2007 and $6 million as of December 31, 2006 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations. Restrictions on the cash will be removed as the letters of credit expire.

Note 9: Income Taxes

        We base our income tax expense or benefit on reported "Income from continuing operations before income taxes and minority interests." Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        Our income tax expense consisted of the following for the years ended December 31:

	2007	2006	2005
	(Dollars in Millions)
Current tax (expense) benefit:
U.S. federal	$(450)	$(20)	$14
Foreign	(73)	(16)	7
State and local	(103)	(32)	(1)

Total	(626)	(68)	20

Deferred tax (expense) benefit:
U.S. federal	(285)	(704)	(169)
Foreign	5	—	—
State and local	(37)	(94)	(23)

Total	(317)	(798)	(192)

Total income tax expense	$(943)	$(866)	$(172)

        "Income from continuing operations before income taxes and minority interests" in our Consolidated Statements of Operations included the following components for the years ended December 31:

	2007	2006	2005
	(Dollars in Millions)
U.S. income	$2,154	$2,162	$524
Foreign income (loss)	234	137	(44)

Total	$2,388	$2,299	$480

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2007	2006	2005
	(Dollars in Millions)
Expected expense at U.S. federal statutory income tax rate	$(836)	$(804)	$(168)
U.S. state and local income tax expense	(91)	(82)	(15)
Unrecognized tax benefits	(18)	—	—
Tax basis differences attributable to divestitures	—	25	—
Tax credits and other	2	(5)	11

Total income tax expense	$(943)	$(866)	$(172)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2007		2006
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$300	$132	$306	$91
Prepaid expenses	—	40	—	43
State taxes	23	—	—	—
Depreciation, amortization and asset impairment charges	—	193	—	10
Net operating loss and tax credit carryforwards	715	—	354	—
Programming contract liabilities	188	—	181	—
Unrealized foreign exchange gains or losses	—	106	—	23
Tax basis differences in investments and affiliates	58	682	40	673
Other	3	6	2	21

Subtotal	1,287	1,159	883	861
Valuation allowance	(605)	—	(171)	—

Total deferred taxes	$682	$1,159	$712	$861

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance balances of $605 million at December 31, 2007 and $171 million at December 31, 2006, are primarily attributable to the unused foreign operating losses and unused capital losses, both of which are available for carry-forward. For the year ended December 31, 2007, the change in the valuation allowance was primarily attributable to a $497 million increase for the tax effect of foreign net operating losses acquired in the purchase of News Corporation's and Liberty Media International's interest in Sky Brazil for which a valuation allowance was recorded, offset by a $56 million decrease for the tax effect of expired foreign net operating losses in Argentina for which a valuation allowance was recorded.

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

        As of December 31, 2007, we have approximately $2.3 billion of foreign net operating losses that are primarily attributable to operations in Brazil with varying expiration dates, foreign tax credits of $25 million that expire between 2008 and 2016, and alternative minimum tax credits of $43 million that can be carried forward indefinitely.

        No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $27 million in 2007. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in foreign subsidiaries.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding accrued interest, is as follows (in millions):

Gross unrecognized tax benefits at January 1, 2007	$159
Increases in tax positions for prior years	102
Increases in tax positions for current year	34
Settlements	(4)

Gross unrecognized tax benefits at December 31, 2007	$291

        As of December 31, 2007, our unrecognized tax benefits totaled $343 million, including accrued interest of $52 million. If our tax positions are ultimately sustained by the tax authorities in our favor, approximately $212 million would reduce the annual effective income tax rate.

        We recorded $17 million of interest in "Income tax expense" in the Consolidated Statement of Operations during the year ended December 31, 2007 for unrecognized tax benefits.

        We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal tax purposes, the tax years 2001 through 2007 remain open to examination. The California tax years 1994 through 2007 remain open to examination and the income tax returns in the other state and foreign tax jurisdictions in which we have operations are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

        We anticipate that the examination of the federal income tax returns for 2001 through 2003 will conclude in 2008 and the statute of limitations will be closing in a foreign jurisdiction in the next twelve months resulting in an estimated reduction in our unrecognized tax benefits of approximately $45 million, $28 million of which relates to discontinued operations. We do not anticipate that other changes to the total unrecognized tax benefits in the next twelve months will have a significant effect on our results of operations or financial position.

Note 10: Pension and Other Postretirement Benefit Plans

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

        On December 31, 2007, we adopted the measurement date provision of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This provision requires the measurement of plan assets and benefit obligations as of the date of our fiscal year end. This required a change in our measurement date, which was previously November 30. See Note 2 for additional information.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(Dollars in Millions)
Change in Net Benefit Obligation
Net benefit obligation at beginning of year	$468	$488	$28	$26
Service cost	18	14	—	—
Interest cost	28	27	1	2
Plan participants' contributions	1	1	—	—
Actuarial loss (gain)	(27)	13	(3)	2
Plan amendments	—	—	—	—
Benefits paid	(58)	(75)	(2)	(2)

Net benefit obligation at end of year	430	468	24	28

Change in Plan Assets
Fair value of plan assets at beginning of year	393	356	—	—
Actual return on plan assets	22	45	—	—
Employer contributions	11	67	2	2
Plan participants' contributions	—	—	—	—
Benefits paid	(58)	(75)	(2)	(2)

Fair value of plan assets at end of year	368	393	—	—

Funded status at end of year	$(62)	$(75)	$(24)	$(28)

Amounts recognized in the consolidated balance sheets consist of:
Investments and other assets	$2	$—	$—	$—
Accounts payable and accrued liabilities	(10)	(10)	(3)	(3)
Other liabilities and deferred credits	(54)	(65)	(21)	(25)
Deferred tax assets	26	34	(1)	—
Accumulated other comprehensive loss	42	57	(1)	1
Amounts recognized in the accumulated other comprehensive loss consist of:
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$37	$51	$—	$2
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	5	6	(1)	(1)

Total	$42	$57	$(1)	$1

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        We estimate that the following amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2008:

	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
Expense resulting from changes in plan experience and actuarial assumptions	$2	—
Expense (benefit) resulting from changes in plan provisions	1	$(1)

        The accumulated benefit obligation for all pension plans was $396 million as of December 31, 2007 and $430 million as of December 31, 2006.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2007	2006
	(Dollars in Millions)
Accumulated benefit obligation	$49	$53
Fair value of plan assets	—	—

        Information for pension plans with a projected benefit obligation in excess of plan assets at December 31:

	2007	2006
	(Dollars in Millions)
Projected benefit obligation	$64	$468
Fair value of plan assets	—	393

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$18	$14	$18	$—	$—	$—
Interest accrued on benefits earned in prior years	28	27	28	1	2	2
Expected return on plan assets	(33)	(29)	(28)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	1	1	2	(1)	(1)	(1)
Net amount resulting from changes in plan experience and actuarial assumptions	6	5	6	—	—	—

Subtotal	20	18	26	—	1	1

Other costs
Curtailment costs	—	—	—	—	—	—
Special termination benefits	—	—	8	—	—	—
Settlement costs	—	—	15	—	—	—

Net periodic benefit cost	$20	$18	$49	$—	$1	$1

Additional information
Increase in minimum liability included in other comprehensive income (loss), net of taxes	$—	$24	$7	$—	$—	$—

        Net periodic pension benefit costs for 2007 includes one month of expense, that was recorded as an adjustment to "Accumulated deficit" in the Consolidated Balance Sheets ($1 million after tax) related to the adoption of the measurement date provisions of SFAS No. 158 discussed in Note 2. Special termination and settlement costs in 2005 relate primarily to the divestiture of the HNS business described in Note 3.

Assumptions

        Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Discount rate—Qualified Plans	6.22%	5.67%	5.76%	5.43%
Discount rate—Non-Qualified Plans	6.24%	5.69%	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate—Qualified Plan	5.67%	5.78%	6.00%	5.43%	5.46%	5.75%
Discount rate—Non-Qualified Plans	5.69%	5.74%	6.00%	—	—	—
Expected long-term return on plan assets	8.75%	8.75%	9.00%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

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

        A hypothetical 0.25% decrease in our discount rate would have had the effect of increasing our 2007 pension expense by approximately $1 million and our projected benefit obligation by approximately $13 million. A hypothetical 0.25% decrease in our expected return on plan assets would have had the effect of increasing our 2007 pension expense by approximately $1 million.

        The following table provides assumed health care costs trend rates:

	2007	2006
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2011	2011

        A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in Millions)
Effect on total of service and interest cost components	—	—
Effect on postretirement benefit obligation	$2	$(1)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

Plan Assets

        Our target asset allocation for 2008 and actual pension plan weighted average asset allocations at December 31, 2007 and 2006, by asset categories, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2008	2007	2006
Equity securities	50-70%	53%	54%
Debt securities	30-50%	36%	35%
Real estate	0-20%	4%	5%
Other	0-20%	7%	6%

Total		100%	100%

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

        There were no shares of our common stock included in plan assets at December 31, 2007 and 2006.

Cash Flows

  Contributions

        We expect to contribute approximately $6 million to our qualified pension plans and $11 million to our nonqualified pension plans in 2008.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

  Estimated Future Benefit Payments

        We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid by the plans during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
2008	$47	$3
2009	44	3
2010	41	3
2011	39	3
2012	39	2
2013-2017	212	9

        We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $10 million in 2007, $8 million in 2006 and $10 million in 2005.

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

Note 11: Stockholders' Equity

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation provides for the following capital stock: common stock, par value $0.01 per share, 3,000,000,000 shares authorized; Class B common stock, par value $0.01 per share, 275,000,000 shares authorized; excess stock, par value $0.01 per share, 800,000,000 shares authorized; and preferred stock, par value $0.01 per share, 9,000,000 shares authorized. As of December 31, 2007 and 2006, there were no shares outstanding of the Class B common stock, excess stock or preferred stock.

Share Repurchase Program

        During 2006 and 2007 our Board of Directors approved multiple authorizations for the repurchase of a total of $5 billion of our common stock, the most recent of which was a $1 billion authorization in August 2007 that was completed in December 2007. Subsequent to December 31, 2007, our Board of Directors authorized the repurchase of an additional $1 billion of our common stock. The sources of funds for the purchases is our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        The following table sets forth information regarding shares repurchased and retired for the years presented:

	December 31,
	2007	2006
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$2,025	$2,977
Average price per share	23.48	16.16
Number of shares repurchased and retired	86	184

        For the year ended December 31, 2007, we recorded the $2,025 million in repurchases as a decrease of $692 million to "Common stock and additional paid in capital" and an increase of $1,333 million to "Accumulated deficit" in the Consolidated Balance Sheets. For the year ended December 31, 2006, we recorded the $2,977 million in repurchases as a decrease of $1,452 million to "Common stock and additional paid in capital" and an increase of $1,525 million to "Accumulated deficit" in the Consolidated Balance Sheets.

Other Comprehensive Income

        The following represents the components of OCI, net of taxes, for the years ended December 31:

	2007			2006			2005
	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
	(Dollars in Millions)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$26	$10	$16	$—	$—	$—	$—	$—	$—
Minimum pension liability adjustments	—	—	—	38	14	24	11	4	7
Foreign currency translation adjustments	(2)	(1)	(1)	2	—	2	3	—	3
Unrealized holding gains (losses) on securities	19	7	12	(22)	(8)	(14)	1	—	1

        We recorded a $46 million charge to "Accumulated other comprehensive loss" in our Consolidated Balance Sheets as of December 31, 2006 for the initial adoption of SFAS No. 158.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

Accumulated Other Comprehensive Loss

        The following represent the components of "Accumulated other comprehensive loss" in our Consolidated Balance Sheets as of December 31:

	2007	2006
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(37)	$(53)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4)	(4)
Accumulated unrealized gains on securities, net of taxes	21	9
Accumulated foreign currency translation adjustments	(1)	—

Total accumulated other comprehensive loss	$(21)	$(48)

Note 12: Earnings Per Common Share

        We compute Basic Earnings Per Common Share, or EPS, by dividing net income by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and unvested restricted stock units issued to employees. In the computation of diluted EPS under the treasury stock method, the amount of assumed proceeds from nonvested stock awards and unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the awards were distributed during the period. We exclude common equivalent shares from the computation in loss periods as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. The following table sets forth the number of common stock options excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of our common stock during the years presented:

	December 31,
	2007	2006	2005
	(Shares in Millions)
Common stock options excluded	34	48	66

        The following table sets forth comparative information regarding common shares outstanding:

	2007	2006	2005
	(Shares in Millions)
Common shares outstanding at January 1	1,226	1,391	1,386
Decrease for common shares repurchased and retired	(86)	(184)	—
Increase for stock options exercised and restricted stock units vested and distributed	8	19	5

Common shares outstanding at December 31	1,148	1,226	1,391

Weighted average number of common shares outstanding	1,195	1,262	1,388

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Year Ended December 31, 2007:
Basic EPS
Income from continuing operations	$1,434	1,195	$1.20
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted income from continuing operations	$1,434	1,202	$1.20

Year Ended December 31, 2006:
Basic EPS
Income from continuing operations	$1,420	1,262	$1.13
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	8	(0.01)

Diluted EPS
Adjusted income from continuing operations	$1,420	1,270	$1.12

Year Ended December 31, 2005:
Basic EPS
Income from continuing operations	$305	1,388	$0.22
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted income from continuing operations	$305	1,395	$0.22

Note 13: Share-Based Payment

        Under The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan as approved by our stockholders on June 5, 2007, shares, rights or options to acquire up to 21 million shares of common stock plus the number of shares that were granted under a former plan but which, after December 22, 2003 are forfeited, expire or are cancelled without the delivery of shares of common stock or otherwise result in the return of such shares to us, were authorized for grant through June 4, 2017, subject to the approval of the Compensation Committee of our Board of Directors. We issue new shares of our common stock when restricted stock units are earned and when stock options are exercised.

  Restricted Stock Units

        The Compensation Committee has granted restricted stock units under our stock plans to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our common stock. Final payment can be reduced from the target award amounts based on our company's performance over a three or four year performance period in comparison with pre-established targets. We determine the fair value of restricted stock units based on the closing stock price of our common shares on the date of grant.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        Changes in the status of outstanding restricted stock units were as follows:

	Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	8,640,154	$15.89
Granted	2,954,600	23.69
Vested and Distributed	(1,872,761)	17.45
Forfeited	(305,497)	17.06

Nonvested at December 31, 2007	9,416,496	17.99

        The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2006 was $13.57. The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2005 was $16.61.

        The total fair value of restricted stock units vested and distributed was $33 million during the year ended December 31, 2007, $21 million during the year ended December 31, 2006 and $26 million during the year ended December 31, 2005.

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

        Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in millions)
Outstanding at January 1, 2007	55,926,438	$27.59
Granted	1,209,400	22.43
Exercised	(6,711,974)	17.53
Forfeited or expired	(1,789,325)	32.03

Outstanding at December 31, 2007	48,634,539	28.69	3.0	$59

Exercisable at December 31, 2007	47,425,139	28.85	2.8	$58

        The total intrinsic value of options exercised was $59 million during the year ended December 31, 2007, $115 million during the year ended December 31, 2006 and $18 million during the year ended December 31, 2005, based on the intrinsic value of individual awards on the date of exercise.

        The following table presents the estimated weighted average fair value for stock options granted under the Plan using the Black-Scholes valuation model along with the assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

Treasury yield curve in effect at the time of grant. The expected option life is based on historical exercise behavior and other factors.

2007
Estimated fair value per option granted	$8.27
Average exercise price per option granted	22.43
Expected stock volatility	22.5%
Risk-free interest rate	4.65%
Expected option life (in years)	7.0

        There were no stock options granted during the years ended December 31, 2006 and 2005.

        The following table presents amounts recorded related to share-based compensation:

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in Millions)
Share-based compensation expense recognized	$49	$39	$41
Tax benefits associated with share-based compensation expense	19	15	16
Actual tax benefits realized for the deduction of share-based compensation expense	36	50	17
Proceeds received from stock options exercised	118	257	45

        The 2005 stock compensation costs include the cost of options granted to our CEO to replace stock options that News Corporation, his former employer, cancelled, and the cost associated with former employees of News Corporation who retained their News Corporation stock options and are now employed by us.

        As of December 31, 2007, there was $67 million of total unrecognized compensation expense related to unvested restricted stock units and stock options that we expect to recognize as follows: $37 million in 2008, $24 million in 2009 and $6 million in 2010.

Note 14: Other Income and Expenses

        The following table summarizes the components of "Other, net" in our Consolidated Statements of Operations for the years ended December 31:

	2007	2006	2005
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$35	$27	$1
Net (loss) gain from sale of investments	(6)	14	(1)
Refinancing transaction expenses	—	—	(65)
Other	(3)	1	—

Total other, net	$26	$42	$(65)

        During 2005, DIRECTV U.S. completed a series of refinancing transactions that resulted in a pre-tax charge of $65 million ($40 million after tax), of which $41 million was associated with the premium paid for the redemption of a portion of our 8.375% senior notes and $24 million with the write-off of a portion of our deferred debt issuance costs and other transaction costs.

        See Note 6 regarding equity method investments and net gains and losses recorded on the sale of investments.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

Note 15: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties. News Corporation and its affiliates are considered related parties because News Corporation owns approximately 41% of our outstanding common stock. Companies in which we hold equity method investments are also considered related parties, which include Sky Mexico from the acquisition on February 16, 2006. We have the following types of contractual arrangements with our related parties: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities. The majority of payments under contractual arrangements with News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes sales and purchase transactions with related parties:

	2007	2006	2005
	(Dollars in Millions)
Sales	$24	$32	$18
Purchases	1,124	832	707

        The following table sets forth the amount of assets and liabilities resulting from transactions with related parties as of December 31:

	2007	2006
	(Dollars in Millions)
Accounts receivable	$22	$11
Accounts payable	285	206

        The accounts receivable and accounts payable balances as of December 31, 2007 and 2006 are primarily related to affiliates of News Corporation. Accounts receivable as of December 31, 2007 includes $11 million for costs incurred on behalf of a News Corporation entity, which will be reimbursed pursuant to a reimbursement agreement.

        In addition to the transactions described above, in connection with our purchase of News Corporation's interests as part of the Sky Transactions, we made cash payments to News Corporation of $315 million in 2006. We received $127 million in cash from News Corporation in August 2006 for the repayment of a note receivable for the assumption of certain liabilities as part of the Sky Transactions described in Note 3.

Note 16: Derivative Financial Instruments and Risk Management

        Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of our equity investments. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives, and do not enter into derivative contracts for speculative purposes. As of December 31, 2007 and December 31, 2006, we had no significant foreign currency or interest related derivative financial instruments outstanding.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

Note 17: Segment Reporting

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

        Selected information for our operating segments is reported as follows:

	DIRECTV U. S.	DIRECTV Latin America	Network Systems	Corporate and Other	Total
	(Dollars in Millions)
2007
Revenues	$15,527	$1,719	$—	$—	$17,246

Operating profit (loss)	$2,402	$159	$—	$(75)	$2,486
Add: Depreciation and amortization expense	1,448	235	—	1	1,684

Operating profit (loss) before depreciation and amortization (1)	$3,850	$394	$—	$(74)	$4,170

Segment assets	$12,297	$2,456	$—	$310	$15,063
Capital expenditures (2)	2,330	336	—	30	2,696
2006
Revenues	$13,744	$1,013	$—	$(2)	$14,755

Operating profit (loss)	$2,348	$79	$—	$(70)	$2,357
Add: Depreciation and amortization expense	873	165	—	(4)	1,034

Operating profit (loss) before depreciation and amortization (1)	$3,221	$244	$—	$(74)	$3,391

Segment assets	$11,687	$2,001	$—	$1,453	$15,141
Capital expenditures (2)	1,809	178	—	—	1,987
2005
Revenues	$12,216	$742	$211	$(5)	$13,164

Operating profit (loss)	$802	$(19)	$(61)	$(89)	$633
Add: Depreciation and amortization expense	698	160	—	(5)	853

Operating profit (loss) before depreciation and amortization (1)	$1,500	$141	$(61)	$(94)	$1,486

Segment assets	$10,525	$1,148	$—	$3,957	$15,630
Capital expenditures (2)	782	90	18	34	924

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net loss on the Consolidated Statements of Operations:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Millions)
Operating profit before depreciation and amortization	$4,170	$3,391	$1,486
Depreciation and amortization expense	(1,684)	(1,034)	(853)

Operating profit	2,486	2,357	633
Interest income	111	146	150
Interest expense	(235)	(246)	(238)
Other, net	26	42	(65)

Income from continuing operations before income taxes and minority interests	2,388	2,299	480
Income tax expense	(943)	(866)	(172)
Minority interests in net earnings of subsidiaries	(11)	(13)	(3)

Income from continuing operations	1,434	1,420	305
Income from discontinued operations, net of taxes	17	—	31

Net income	$1,451	$1,420	$336

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

        The following table presents revenues earned from subscribers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2007		2006		2005
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
North America
United States	$15,687	$5,330	$13,907	$4,088	$12,524	$2,818
Canada and Mexico	—	—	—	—	27	—

Total North America	15,687	5,330	13,907	4,088	12,551	2,818

South America and the Caribbean
Brazil	944	251	417	159	206	69
Venezuela	258	99	171	73	130	75
Argentina	211	85	152	78	116	80
Other	146	68	108	55	111	33

Total South America and the Caribbean	1,559	503	848	365	563	257

Asia, Europe, Middle East and Africa	—	—	—	—	50	—

Total	$17,246	$5,833	$14,755	$4,453	$13,164	$3,075

Note 18: Commitments and Contingencies

Commitments

        At December 31, 2007, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $531 million, payable as follows: $97 million in 2008, $86 million in 2009, $85 million in 2010, $87 million in 2011, $90 million in 2012 and $86 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expenses under operating leases were $114 million in 2007, $110 million in 2006 and $109 million in 2005.

        At December 31, 2007, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated $4,740 million, payable as follows: $1,257 million in 2008, $1,250 million in 2009, $1,142 million in 2010, $727 million in 2011, $199 million in 2012 and $165 million thereafter.

        As of December 31, 2007, other long-term obligations totaling $372 million are payable approximately as follows: $80 million in 2008, $87 million in 2009, $90 million in 2010, $54 million in 2011, $10 million in 2012 and $51 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in the Consolidated Balance Sheets.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        In order to replace its broadcast capacity on a satellite that was nearing the end of its useful life, Sky Brazil entered into a transponder capacity agreement on a replacement satellite. The replacement satellite launched in October 2007 and the agreement began following successful in-orbit testing of the satellite and transfer of services from the existing satellite in January 2008. The present value of minimum payments under this estimated 15 year agreement, based on the life of the satellite, is approximately $247 million. We expect to account for this agreement as a capital lease.

        As part of an amended arrangement with Telesat Canada, a Canadian telecommunications and broadcast services company, DIRECTV U.S. has agreed to provide Telesat the use of three of their satellites, beginning in 2004, which were previously used as in-orbit spares, through the end of their useful lives and in return, Telesat agreed to allow DIRECTV U.S. to use its 72.5° west longitude, or WL, orbital location through 2009. As part of these transactions, we recorded a $208 million 72.5° WL orbital license intangible asset and an accrual for deferred lease revenues of $117 million. We are amortizing the 72.5° WL orbital license intangible asset over an approximate five year period ending in 2009 and are recognizing the deferred lease revenues in "Revenues" in the Consolidated Statements of Operations over an approximate two year period ending in the first quarter of 2009.

Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2007. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that The DIRECTV Group, DIRECTV Holdings LLC, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $79 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006, and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $127 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment royalties pursuant to the compulsory license shall be held in escrow pending outcome of the appeal. Through December 31, 2007, the compulsory license fee amounted to

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

$33 million, which was paid into escrow. Oral arguments on the appeal and cross-appeal were heard by the Court on January 7, 2008.

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

  Income Tax Matters

        In the second quarter of 2007, we recorded a $17 million reduction to our unrecognized tax benefits as a result of the settlement of a foreign withholding tax dispute from a previously divested business, which we included in "Income from discontinued operations, net of taxes" in the Consolidated Statements of Operations.

        In the second quarter of 2005, a settlement was reached in connection with adjustments proposed by the IRS for the tax years 1991 through 1994 in regards to the determination and allocation of the purchase price with respect to a prior business acquisition. As a result of the favorable settlement, we recognized an income tax benefit of approximately $31 million which was reported in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

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

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2007, the net book value of in-orbit satellites was $1,552 million, of which $1,327 million was uninsured.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

  Other

        As of December 31, 2007, included in "Investments and other assets" in the Consolidated Balance Sheets is a receivable for $34 million of the $57 million rebate that we can earn from Thomson by purchasing at least $4 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date as a charge to the Consolidated Statements of Operations at the time such determination is made. In connection with this agreement, we received approximately $200 million in cash in 2004 which has been deferred to "Unearned subscriber revenue and deferred credits" and "Other liabilities and deferred credits" in our Consolidated Balance Sheets and is recognized as a pro-rata reduction to the cost of set-top receivers purchased from Thomson.

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $138 million at December 31, 2007.

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

***

THE DIRECTV GROUP, INC.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2007 Quarters
Revenues	$3,908	$4,135	$4,327	$4,876
Income from continuing operations before income taxes and minority interests	552	724	540	572
Income tax expense	(216)	(287)	(220)	(220)
Minority interests in net earnings of subsidiaries	—	(6)	(1)	(4)

Income from continuing operations	336	431	319	348
Income from discontinued operations, net of taxes	—	17	—	—

Net income	$336	$448	$319	$348

Basic and diluted earnings per common share from continuing operations	$0.27	$0.36	$0.27	$0.30
2006 Quarters
Revenues	$3,386	$3,520	$3,666	$4,183
Income from continuing operations before income taxes and minority interests(1)	402	716	605	576
Income tax expense	(161)	(257)	(228)	(220)
Minority interests in net earnings of subsidiaries	(6)	—	(7)	—

Net income	$235	$459	$370	$356

Basic and diluted earnings per common share	$0.17	$0.36	$0.30	$0.29

(1)
Included as part of "Income from continuing operations before income taxes and minority interests" are the following: for the first quarter of 2006 is a $57 million gain related to the sale of DIRECTV Mexico's subscriber list and transfers of subscribers to Sky Mexico and cancellation of note receivable and for the third quarter of 2006 is a $61 million gain related to the partial sale of our interest in GLB as part of the Sky Transactions.

THE DIRECTV GROUP, INC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2007.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the

THE DIRECTV GROUP, INC.

Treadway Commission (COSO). Based on their assessment and those criteria, management believes that, as of December 31, 2007, our internal control over financial reporting is effective.

        Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

        Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Stockholders of The DIRECTV Group, Inc.
El Segundo, California

        We have audited the internal control over financial reporting of The DIRECTV Group, Inc. (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—

THE DIRECTV GROUP, INC.

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 25, 2008, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R).

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 25, 2008

THE DIRECTV GROUP, INC.

ITEM 9B.    OTHER INFORMATION

        None.

***

PART III

ITEMS    10, 11, 12, 13 and 14

        We hereby incorporate by reference information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report from The DIRECTV Group, Inc.'s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

***

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II
	2.	Financial Statement Schedule I—Condensed Financial Information of the Registrant	113
		Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2007, 2006 and 2005	116
	3.	Exhibits

Exhibit Number	Exhibit Name
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

THE DIRECTV GROUP, INC.

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
*4.4
Supplemental Indenture dated as of September 30, 2004 by and among DIRECTV Home Services, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Form 10- K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed March 1, 2005)
*4.5
Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to the Form 10-K of the DIRECTV Group, Inc. filed March 1, 2007 ("the 2006 Form 10-K"))
*4.6
Indenture, dated as of June 15, 2005, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co, Inc. filed June 20, 2005 (the "June 20, 2005 8-K"))
*4.7	Form of 6 3/8% Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to the June 20, 2005 8-K)
*4.8
Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Form 10-K of the DIRECTV Group, Inc. filed March 1, 2007 ("the 2006 Form 10-K"))
†† *10.1
Employment Agreement, effective as of January 1, 2004, between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.1 to the Form 10-Q of The DIRECTV Group, Inc. filed May 6, 2004)
†† *10.2
Employment Agreement between The DIRECTV Group, Inc. and Michael W. Palkovic effective as of March 19, 2005 (incorporated by reference to Exhibit 10.7 to the Form 10-Q of The DIRECTV Group, Inc. filed May 5, 2005 (the "May 5, 2005 10-Q")
†† *10.3	The DIRECTV Group, Inc. 2004 Stock Plan (incorporated by reference to Exhibit 99 to the Form S-8 of The DIRECTV Group, Inc. filed June 3, 2004)

THE DIRECTV GROUP, INC.

†† *10.4	The DIRECTV Group, Inc. Executive Officer Cash Bonus Plan (incorporated by reference to Annex C to the Definitive Proxy Statement on Schedule 14A of The DIRECTV Group, Inc. filed April 16, 2004)
*10.5
Brazil Business Combination Agreement, dated as October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited, The DIRECTV Group, Inc., DIRECTV Latin America, LLC and GLA Brasil Ltda. (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed October 15, 2004 (the "October 15, 2004 8-K"))
*10.6
Participation Agreement, dated as of October 8, 2004, by and among Globo Comunicações e Participações S.A., The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.2 to the October 15, 2004 8-K)
*10.7
Latin America Purchase Agreement, dated as of October 8, 2004, by and between The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.3 to the October 15, 2004 8-K)
*10.8
Latin America Purchase Agreement, dated as of October 8, 2004, by and between Liberty Media International, Inc. and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.4 to the October 15, 2004 8-K)
*10.9
Purchase and Sale Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.5 to the October 15, 2004 8-K)
*10.10
Option Agreement Letter, dated as of October 8, 2004, among Innova, S. de R.L. de C.V., Innova Holdings, S. de R.L. de C.V., Novavisión, S. de R.L. de C.V., Grupo Televisa, S.A., The News Corporation Limited, The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated by reference to Exhibit 10.6 to the October 15, 2004 8-K)
*10.11
Post-Migration Payment Letter Agreement, dated as of October 8, 2004, by and between Grupo Galaxy Mexicana S. de R.L. de C.V. and Corporacion Novavisión, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.7 to the October 15, 2004 8-K)
*10.12
DTH Agreement, dated as of October 8, 2004, by and among Grupo Televisa, S.A., The News Corporation Limited, Innova, S. de R.L. de C.V., The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated by reference to Exhibit 10.8 to the October 15, 2004 8-K)
*10.13	Televisa Letter Agreement, dated as of October 8, 2004, by and between Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.9 to the October 15, 2004 8-K)
*10.14
Purchase and Sale Agreement (Multi-Country Platform), dated as of October 8, 2004, by and among Grupo Televisa, S.A. and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.10 to the October 15, 2004 8-K)
*10.15
Purchase and Sale Agreement (Multi-Country Platform), dated as of October 15, 2004, by and among Globo Comunicações e Participações S.A., DTH USA, Inc. and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.12 to the Form 10-Q of The DIRECTV Group, Inc. filed November 5, 2004)

THE DIRECTV GROUP, INC.

†† *10.16
Hughes Electronics Corporation Executive Deferred Compensation Plan, amended and effective as of December 22, 2003 (incorporated by reference to Exhibit 10.38 to the Form 10-K of The DIRECTV Group, Inc. filed March 1, 2005 (the "2004 Form 10-K"))
†† *10.17	Performance Stock Unit Award Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.39 to the 2004 Form 10-K)
†† *10.18	Non-Qualified Stock Option Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.40 to the 2004 Form 10-K)
*10.19
Contribution and Membership Interest Purchase Agreement, dated as of December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed December 9, 2004)
†† *10.20	Terms and Conditions of restricted stock unit awards to applicable executive officers (incorporated by reference to Exhibit 10.2 to the Form 8-K of The DIRECTV Group, Inc. filed February 15, 2005)
*10.21
Amended and Restated Agreement for the Allocation of United States Income Taxes, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Form S-4)
†† *10.22
Executive Change in Control Agreement Amended by and between The DIRECTV Group, Inc. and Michael W. Palkovic, as amended and restated through February 1, 2004 (incorporated by reference to Exhibit 10.8 of the May 5, 2005 10-Q)
*10.23
Services Agreement dated November 1, 2005 by and between News Corporation and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q of The DIRECTV Group, Inc. filed November 4, 2005)
†† *10.24
Terms and Conditions of restricted stock unit awards to independent director (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed February 10, 2006 (the "February 10, 2006 8-K"))
†† *10.25	Terms and Conditions of restricted stock unit awards to applicable executive officers (incorporated by reference to Exhibit 10.2 to the February 10, 2006 8-K)
*10.26
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
†† *10.27
First Amendment to Hughes Electronics Corporation Executive Deferred Compensation Plan dated November 2005 (incorporated by reference to Exhibit 10.52 to the Form 10-K of The DIRECTV Group, Inc. filed March 10, 2006 (the "2005 Form 10-K")

THE DIRECTV GROUP, INC.

*10.28
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
*10.29
Security Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the April 13, 2005 8-K)
*10.30
Pledge Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the April 13, 2005 8-K)
†† *10.31	Amendment to Hughes Electronics Corporation Executive Deferred Compensation Plan dated November 2005 (incorporated by reference to the 2005 Form 10-K)
†† *10.32
Employment Agreement effective as of January 1, 2007 between The DIRECTV Group, Inc. and Bruce Churchill (incorporated by reference to Exhibit 10.2 to Form 8-K of The DIRECTV Group, Inc. filed February 12, 2007 (the "February 12, 2007 8-K))
†† *10.33	Employment Agreement effective as of January 1, 2007 between The DIRECTV Group, Inc. and Larry Hunter (incorporated by reference to Exhibit 10.3 of the February 12, 2007 8-K)
†† *10.34	Employment Agreement effective as of January 1, 2007 between The DIRECTV Group, Inc. and Romulo Pontual (incorporated by reference to Exhibit 10.4 of the February 12, 2007 8-K)
†† *10.35	Terms and Conditions of 2007 Equity program to applicable executive officers (incorporated by reference to Exhibit 10.1 of the February 12, 2007 8-K)
††**10.36	Second Amendment to the Hughes Electronics Corporation Executive Deferred Compensation Plan dated as of December 31, 2006
**10.37	First Amendment to Services Agreement by and between News Corporation and The DIRECTV Group, Inc. dated December 22, 2006
10.38
Terms and conditions of restricted stock unit grants to applicable executive officers (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed February 14, 2008 (the "February 14, 2008 8-K")
10.39
Employment Agreement effective October 5, 2007 between The DIRECTV Group, Inc. and Michael Palkovic (incorporated by reference to Exhibit 10.1 to Form 8-K of The DIRECTV Group, Inc. filed November 9, 2007 (the "November 9, 2007 8-K")
10.40
Employment Agreement dated as of August 9, 2007 between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.1 to Form 8-K of The DIRECTV Group, Inc. filed August 14, 2007 (the "August 14, 2007 8-K")

THE DIRECTV GROUP, INC.

10.41
The DIRECTV Group, Inc. Performance Stock Unit Award Agreement dated as of August 13, 2007 between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.2 to the August 14, 2007 8-K)
10.42
The DIRECTV Group, Inc. Non-Qualified Stock Option Agreement dated as of August 13, 2007 between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.3 to the August 14, 2007 8-K)
10.43	The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan (incorporated by reference to Annex B to the Company's Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007)
10.44
The DIRECTV Group, Inc. Amended and Restated Executive Cash Bonus Plan (incorporated by reference to Annex C to the Company's Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007)
*14	The DIRECTV Group, Inc. Code of Ethics and Business Conduct, adopted February 6, 2007 (incorporated by reference to Exhibit 14.1 to the February 12, 2007 8-K)
**21	Subsidiaries of the Registrant as of December 31, 2007
**23	Consent of Deloitte & Touche LLP
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.1	First Amended Plan of Reorganization of DIRECTV Latin America, LLC Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to the March 2, 2004 8-K)
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

THE DIRECTV GROUP, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Millions)
Operating costs and expenses
General and administrative expenses	$87	$79	$91

Total operating costs and expenses	87	79	91
Operating loss	(87)	(79)	(91)
Interest income	43	61	110
Interest expense	(3)	(5)	(5)
Equity in net earnings (losses) of subsidiaries	2,434	2,309	465
Other, net	(10)	—	(1)

Income from continuing operations before income taxes	2,377	2,286	478
Income tax expense	(943)	(866)	(142)

Income from continuing operations	1,434	1,420	336
Income from discontinued operations, net of taxes	17	—	—

Net income	$1,451	$1,420	$336

CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2007	2006
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$74	$978
Short-term investments	10	170
Accounts and interest receivables from subsidiaries	29	25
Deferred income taxes	53	165
Prepaid expenses and other	5	111

Total current assets	171	1,449
Investments in subsidiaries	6,899	6,023
Other assets	94	46

Total assets	$7,164	$7,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, and accrued liabilities	$79	$90

Total current liabilities	79	90
Deferred income taxes	474	446
Other liabilities and deferred credits	309	301
Commitments and contingencies
Stockholders' equity	6,302	6,681

Total liabilities and stockholders' equity	$7,164	$7,518

Reference should be made to the Notes to the Condensed Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Millions)
Cash Flows from Operating Activities
Net cash used in operating activities	$(388)	$(256)	$(370)

Cash Flows from Investing Activities
Purchase of short-term investments	(588)	(2,517)	(4,673)
Sale of short-term investments	748	3,029	4,512
Net investments in subsidiaries	1,259	992	(150)
Net (increase) decrease in loans to subsidiaries	—	—	875
Cash paid for property, equipment and satellites	(30)	—	(28)
Proceeds from sale of investments	—	—	37
Proceeds from sale of property	7	—	—
Other, net	(12)	13	7

Net cash provided by investing activities	1,384	1,517	580

Cash Flows from Financing Activities
Common shares repurchased and retired	(2,025)	(2,977)	—
Stock options exercised	118	257	45
Excess tax benefit from share-based compensation	7	2	—

Net cash (used in) provided by financing activities	(1,900)	(2,718)	45

Net increase in cash and cash equivalents	(904)	(1,457)	255
Cash and cash equivalents at beginning of the year	978	2,435	2,180

Cash and cash equivalents at end of the year	$74	$978	$2,435

Reference should be made to the Notes to the Condensed Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

        As discussed in Note 8 of the Notes to the Consolidated Financial Statements, the terms of the DIRECTV Holdings LLC credit facility limit DIRECTV Holdings LLC and its respective subsidiaries from transferring funds to us in the form of cash dividends, loans or advances. In the parent company only financial statements, we state our investments in subsidiaries at cost, net of equity in earnings of subsidiaries, since the date of formation/acquisition. As a result, we include our interest in the net assets of DIRECTV Holdings LLC, which total approximately $4.7 billion at December 31, 2007 and $4.4 billion at December 31, 2006 in "Investments in subsidiaries" in the accompanying Condensed Balance Sheets of the parent company. The parent company only financial statements and related notes should be read in conjunction with our consolidated financial statements and notes thereto.

Note 2: Loans Receivable from Subsidiaries

        DIRECTV U.S. repaid a $875 million unsecured promissory note in 2005 in connection with note we provided in 2004.

Note 3: Credit Facilities

        See Note 8 of the Notes to the Consolidated Financial Statements.

Note 4: Contingencies

        See Note 18 of the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2007
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(46)	$(196)	$(160)	(a)	$346	(b)	$(56)

For the Year Ended December 31, 2006
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(56)	$(206)	$(119)	(a)	$335	(b)	$(46)

For the Year Ended December 31, 2005
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(100)	$(246)	$(101)	(a)	$391	(b)	$(56)

(a)
Primarily reflects the recovery of accounts previously written-off.

(b)
Primarily relates to accounts written-off.

Reference should be made to the Notes to the Consolidated Financial Statements. Prior year amounts have been revised to conform to the current presentation to exclude amounts related to non-trade receivables.

THE DIRECTV GROUP, INC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: February 25, 2008
	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Senior Vice President and Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of February 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ K. RUPERT MURDOCH (K. Rupert Murdoch)	Chairman of the Board of Directors
/s/ CHASE CAREY (Chase Carey)	Director, President and Chief Executive Officer	}	Principal Executive Officer
/s/ PATRICK T. DOYLE (Patrick T. Doyle)	Senior Vice President and Chief Financial Officer	}	Principal Financial Officer
/s/ JOHN F. MURPHY (John F. Murphy)	Senior Vice President and Controller	}	Principal Accounting Officer
/s/ NEIL R. AUSTRIAN (Neil R. Austrian)	Director
/s/ RALPH F. BOYD, JR. (Ralph F. Boyd, Jr.)	Director
/s/ PETER CHERNIN (Peter Chernin)	Director
/s/ JAMES M. CORNELIUS (James M. Cornelius)	Director
/s/ DAVID F. DEVOE (David F. DeVoe)	Director
/s/ NANCY NEWCOMB (Nancy Newcomb)	Director

THE DIRECTV GROUP, INC.

/s/ CHARLES R. LEE (Charles R. Lee)	Director
/s/ PETER A. LUND (Peter A. Lund)	Director
/s/ HAIM SABAN (Haim Saban)	Director

***

THE DIRECTV GROUP, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Name
**21	Subsidiaries of the Registrant as of December 31, 2007
**23	Consent of Deloitte & Touche LLP
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE DIRECTV GROUP, INC.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
THE DIRECTV GROUP, INC.
  ITEM 9B. OTHER INFORMATION
PART III
  ITEMS 10, 11, 12, 13 and 14
PART IV
THE DIRECTV GROUP, INC. SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
THE DIRECTV GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
THE DIRECTV GROUP, INC.
SIGNATURES
THE DIRECTV GROUP, INC.
EXHIBIT INDEX