Form 10-Q
period 2008-03-31
DIRECTV GROUP INC
filed 2008-05-07
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of " large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 5, 2008, the registrant had 1,145,842,353 shares of common stock outstanding.

THE DIRECTV GROUP, INC.

THE DIRECTV GROUP, INC.

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,591	$3,908
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,892	1,625
Subscriber service expenses	306	302
Broadcast operations expenses	90	75
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	583	469
Upgrade and retention costs	260	232
General and administrative expenses	279	275
Depreciation and amortization expense	524	367

Total operating costs and expenses	3,934	3,345

Operating profit	657	563
Interest income	16	37
Interest expense	(63)	(58)
Other, net	3	10

Income before income taxes and minority interests	613	552
Income tax expense	(230)	(216)
Minority interests in net earnings of subsidiaries	(12)	—

Net income	$371	$336

Basic and diluted earnings per common share	$0.32	$0.27

Weighted average number of common shares outstanding (in millions)
Basic	1,148	1,228
Diluted	1,152	1,235

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
	(Dollars in Millions, Except Per Share Amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,626	$1,083
Short-term investments	—	10
Accounts receivable, net of allowances of $52 and $56	1,343	1,535
Inventories	155	193
Deferred income taxes	82	90
Prepaid expenses and other	207	235

Total current assets	3,413	3,146
Satellites, net	2,244	2,026
Property and equipment, net	3,939	3,807
Goodwill	3,669	3,669
Intangible assets, net	1,481	1,577
Investments and other assets	838	838

Total assets	$15,584	$15,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,970	$3,032
Unearned subscriber revenues and deferred credits	371	354
Current portion of long-term debt	60	48

Total current liabilities	3,401	3,434
Long-term debt	3,332	3,347
Deferred income taxes	612	567
Other liabilities and deferred credits	1,533	1,402
Commitments and contingencies
Minority interest (Note 6)	23	11
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 1,145,024,272 shares and 1,148,268,203 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	9,451	9,318
Accumulated deficit	(2,738)	(2,995)
Accumulated other comprehensive loss	(30)	(21)

Total stockholders' equity	6,683	6,302

Total liabilities and stockholders' equity	$15,584	$15,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in Millions)
Cash Flows From Operating Activities
Net Income	$371	$336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	524	367
Amortization of deferred revenues and deferred credits	(25)	(12)
Deferred income taxes	58	125
Other	27	9
Change in other operating assets and liabilities:
Accounts receivable	183	200
Inventories	38	(29)
Prepaid expenses and other	24	4
Accounts payable and accrued liabilities	(116)	(72)
Unearned subscriber revenue and deferred credits	17	35
Other, net	9	36

Net cash provided by operating activities	1,110	999

Cash Flows From Investing Activities
Purchase of short-term investments	—	(298)
Sale of short-term investments	—	350
Cash paid for property and equipment	(520)	(636)
Cash paid for satellites	(46)	(54)
Investment in companies	(13)	(330)
Other, net	14	13

Net cash used in investing activities	(565)	(955)

Cash Flows From Financing Activities
Repayment of debt	(3)	(212)
Repayment of other long-term obligations	(42)	(31)
Capital contribution	160	—
Common shares repurchased and retired	(160)	(101)
Stock options exercised	35	55
Excess tax benefit from share-based compensation	8	6

Net cash used in financing activities	(2)	(283)

Net increase (decrease) in cash and cash equivalents	543	(239)
Cash and cash equivalents at beginning of the period	1,083	2,499

Cash and cash equivalents at end of the period	$1,626	$2,260

Supplemental Cash Flow Information
Cash paid for interest	$66	$55
Cash paid for income taxes	23	21

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

        On February 27, 2008, Liberty Media Corporation, or Liberty Media, and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in us, which we refer to as the Liberty Transaction. See Note 6, Contingencies—Puerto Rico Condition below for further information regarding an agreement entered into at the close of this transaction. On April 3, 2008, Liberty Media announced that it had purchased an additional 78.3 million shares of our common stock in a private transaction, increasing its beneficial ownership to approximately 48%.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC, on February 25, 2008 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Changes and New Accounting Standards

  Accounting Changes

        On January 1, 2008 we adopted Statement of Financial Accounting Standards, or SFAS, No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. Our adoption of SFAS No. 159 did not have any effect on our consolidated results of operations or financial position, as we have not elected to report subject instruments at fair value.

        On January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, sets out a framework for measuring fair value in generally accepted accounting principles,

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

and expands disclosures about fair value measurements of assets and liabilities to include disclosure about inputs used in the determination of fair value using the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

        SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. Our adoption of SFAS No. 157 did not have any effect on our consolidated results of operations or financial position.

        On January 1, 2008 we adopted Emerging Issues Task Force, or EITF, Issue No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider." EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. Our adoption of EITF No. 06-1 did not have any effect on our consolidated results of operations or financial position.

New Accounting Standards

        In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51." SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No.160 requires an entity to present minority interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements. We are currently assessing the effect SFAS No. 160 will have on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 3: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		March 31, 2008			December 31, 2007
	Estimated Useful Lives (years)
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5 WL Orbital license	5	208	$142	66	208	$132	76
Subscriber related	5-10	1,697	1,021	676	1,697	942	755
Dealer network	15	130	72	58	130	71	59
Trade name and other	10-20	102	6	96	95	5	90
Distribution rights	7	334	181	153	334	169	165

Total intangible assets		$2,903	$1,422	$1,481	$2,896	$1,319	$1,577

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Millions)
Amortization expense	$103	$103

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $309 million in the remainder of 2008; $350 million in 2009; $153 million in 2010; $97 million in 2011; $55 million in 2012; and $85 million thereafter.

Note 4: Borrowings

        The following table sets forth our outstanding borrowings:

	Interest Rates at March 31, 2008	March 31, 2008	December 31, 2007
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
Senior secured credit facility	3.950%	1,480	1,483
Unamortized bond premium	—	2	2

Total debt		3,392	3,395
Less: current portion of long-term debt		60	48

Long-term debt		$3,332	$3,347

        The 8.375% senior notes, 6.375% senior notes and senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The fair value of our 8.375% senior notes was approximately $928 million at March 31, 2008 and approximately $948 million at December 31, 2007. The fair value of our 6.375% senior notes was approximately $937 million at March 31, 2008 and approximately $962 million at December 31, 2007. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157, on those dates.

        As a result of our acquisition of Sky Brazil in 2006, we assumed Sky Brazil's $210 million U.S. dollar denominated variable rate bank loan due in August 2007. In January 2007, we paid $210 million to the lending banks, who in turn assigned the loan to a wholly-owned subsidiary of the company. As a result, this loan is no longer outstanding on a consolidated basis.

        Our notes payable and senior secured credit facility mature as follows: $45 million in the remainder of 2008, $98 million in 2009, $297 million in 2010, $98 million in 2011, $10 million in 2012 and $2,842 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2007. The amount of interest accrued related to our outstanding debt was $22 million at March 31, 2008 and $26 million at December 31, 2007.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At March 31, 2008, DIRECTV U.S. was in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 5: Capital Lease Obligation

        During the first quarter of 2008, Sky Brazil began broadcasting its service on a new satellite, IS 11, pursuant to a satellite transponder capacity agreement which we are accounting for as a capital lease. The present value of the lease payments at the inception of the 15 year lease term was $247 million. The capitalized value of the satellite has been included in "Satellites, net" in the Consolidated Balance Sheets. The capitalized lease obligations is included in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth total minimum lease payments under this capital lease along with the present value of the net minimum lease payments as of March 31, 2008:

(Dollars in Millions)
2008	$23
2009	30
2010	30
2011	30
2012	30
Thereafter	303

Total minimum lease payments	446
Less: amount representing interest	200

Present value of net minimum lease payments	$246

Note 6: Contingencies

  Puerto Rico Condition

        In connection with approval by the Federal Communications Commission, or FCC, of the Liberty Transaction, the FCC imposed certain conditions related to attributable interests in two pay television operations: DIRECTV Puerto Rico and Liberty Cablevision of Puerto Rico Ltd. We refer to the FCC's requirements as the "Puerto Rico Condition". Because neither News Corporation nor Liberty Media could satisfy the Puerto Rico Condition, in connection with the close of the transaction a Special Committee of independent directors of our Board of Directors approved an agreement with News Corporation in which we assumed responsibility for the satisfaction, modification or waiver of the Puerto Rico Condition within the one year period specified by the FCC. As part of this agreement, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

        Although satisfaction of the Puerto Rico Condition may require divestiture of DIRECTV Puerto Rico, we have determined that there is no impairment of the DIRECTV Puerto Rico assets as a result of this agreement, and we will continue to report DIRECTV Puerto Rico as a continuing operation, unless we ultimately sell or deconsolidate it. As of March 31, 2008, DIRECTV Puerto Rico had approximately 159,000 subscribers and, for the quarter then ended, had $32 million of revenues and a $2 million operating loss.

  Redeemable Minority Interest

        In connection with our acquisition of Sky Brazil in 2006, our partner who holds the remaining 25.9% interest, Globo Comunicacoes e Participacoes S.A., or Globo, was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined, by mutual agreement or by an outside valuation expert and we have the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of March 31, 2008, we estimate that Globo's 25.9% equity interest in Sky Brazil has a fair value of approximately $300 million to $450 million. We determined the range of fair values using significant unobservable inputs (Level 3 inputs under SFAS No.157).

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2008. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. Through March 31, 2008, the ongoing royalties amounted to $37 million, which has been paid into escrow.

        Finisar also filed a notice of appeal on October 18, 2006 and oral arguments on the appeal and cross appeal were heard by the Court of Appeals on January 7, 2008.

        On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals, ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. On May 2, 2008, Finisar filed a petition for rehearing by the Court of Appeals. We anticipate that the bond will be released and the escrowed funds will be returned once the appellate proceedings become final.

        We have not recorded any liability for this litigation or for the compulsory license. Based on our review and discussion with and analysis by counsel, we believe that it is not probable that Finisar will ultimately prevail, particularly in light of the Court of Appeals' ruling.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2008, the net book value of in-orbit satellites was $1,711 million of which $1,491 million was uninsured.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

  Other

        As of March 31, 2008, included in "Investments and other assets" in the Consolidated Balance Sheets is a receivable for $34 million of the $57 million rebate that we can earn from Thomson by purchasing at least $4 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date, most of which would be recorded as a charge to the Consolidated Statements of Operations at the time such determination is made.

Note 7: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

Liberty Media, Liberty Global and Discovery Holding Company

        As a result of the completion of the Liberty Transaction, beginning February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees may be considered to be related party transactions as Liberty Media currently owns approximately 48% of our outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of The DIRECTV Group, Inc. and of Liberty Media, has an approximate 31% voting interest in Discovery Holding Company, or Discovery Holding, and an approximate 34% voting interest in Liberty Global, and serves as Chairman for both companies, and certain of Liberty Media's management and directors also serve in management or director roles at Discovery Holding or Liberty Global. As a result of this common ownership and management, transactions with Discovery Holding and Liberty Global, and their equity method investees may be considered to be related party transactions. Our transactions with Discovery Holding and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Holding and its subsidiaries and investees.

News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when it sold its 41% interest in our common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates are considered related party transactions and reported through February 27, 2008: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        As discussed above in Note 6, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

        The majority of payments under contractual arrangements with Liberty Media, Discovery Holdings, Liberty Global and News Corporation entities relate to multi-year programming contracts. Payments

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

Other

        Companies in which we hold equity method investments are also considered related parties, which include Sky Mexico.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$7	$—
Discovery Holding, Liberty Global and affiliates	1	—
News Corporation and affiliates	2	4
Other	2	1

Total	$12	$5

Purchases:
Liberty Media and affiliates	$27	$—
Discovery Holding, Liberty Global and affiliates	18	—
News Corporation and affiliates	167	220
Other	89	49

Total	$301	$269

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	March 31, 2008	December 31, 2007
	(Dollars in Millions)
Accounts receivable	$15	$22
Accounts payable	200	285

        The accounts receivable and accounts payable balances as of March 31, 2008 are primarily related to affiliates of Liberty Media and the accounts receivable and accounts payable balances as of December 31, 2007 are primarily related to affiliates of News Corporation.

Note 8: Earnings Per Common Share

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

	Three Months Ended March 31,
	2008	2007
	(Shares in Millions)
Common stock options excluded	32	34

        The following table sets forth comparative information regarding common shares outstanding:

	Three Months Ended March 31,
	2008	2007
	(Shares in Millions)
Common shares outstanding at January 1	1,148	1,226
Decrease for common shares repurchased and retired	(7)	(6)
Increase for stock options exercised and restricted stock units vested and distributed	4	5

Common shares outstanding at March 31	1,145	1,225

Weighted average number of common shares outstanding	1,148	1,228

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended March 31, 2008:
Basic EPS
Net income	$371	1,148	$0.32
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	4	—

Diluted EPS
Adjusted net income	$371	1,152	$0.32

Three Months Ended March 31, 2007:
Basic EPS
Net income	$336	1,228	$0.27
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted net income	$336	1,235	$0.27

Note 9: Stockholders' Equity

Share Repurchase Program

        During 2007 and 2008 our Board of Directors approved multiple authorizations for the repurchase of our common stock, including a $1 billion authorization in January 2008. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases is our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Three Months Ended March 31,
	2008	2007
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$170	$133
Average price per share	24.14	22.85
Number of shares repurchased and retired	7	6

        For the three months ended March 31, 2008, we recorded the $170 million in repurchases as a decrease of $57 million to "Common stock and additional paid in capital" and an increase of

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

$113 million to "Accumulated deficit" in the Consolidated Balance Sheets. We paid for $10 million of the $170 million in repurchases during the first quarter of 2008 in April 2008. We paid for $32 million of the $133 million in repurchases during the first quarter of 2007 in April 2007.

Accumulated Other Comprehensive Loss

	As of March 31, 2008	As of December 31, 2007
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(37)	$(37)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4)	(4)
Accumulated unrealized gains on securities, net of taxes	12	21
Accumulated foreign currency translation adjustments	(1)	(1)

Total Accumulated Other Comprehensive Loss	$(30)	$(21)

Other Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Millions)
Net income	$371	$336
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of taxes	(9)	7

Other comprehensive income (loss)	(9)	7

Total comprehensive income	$362	343

Note 10: Acquisition

        On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325 million in cash. We accounted for the acquisition of this interest using the purchase method of accounting and have allocated the excess purchase price over the book value of the minority interest acquired to a subscriber related intangible asset of $75 million and goodwill of $187 million.

Note 11: Segment Reporting

        Our two business segments, DIRECTV U.S. and DIRECTV Latin America, acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. Corporate and Other includes the corporate office, eliminations and other entities.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended:
March 31, 2008
Revenues	$4,049	$542	$—	$4,591

Operating profit (loss)	$593	$78	$(14)	$657
Add: Depreciation and amortization expense	464	60	—	524

Operating profit (loss) before depreciation and amortization(1)	$1,057	$138	$(14)	$1,181

March 31, 2007
Revenues	$3,539	$369	$—	$3,908

Operating profit (loss)	$566	$16	$(19)	$563
Add: Depreciation and amortization expense	303	64	—	367

Operating profit (loss) before depreciation and amortization(1)	$869	$80	$(19)	$930

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,181	$930
Depreciation and amortization expense	(524)	(367)

Operating profit	657	563
Interest income	16	37
Interest expense	(63)	(58)
Other, net	3	10

Income before income taxes and minority interests	613	552
Income tax expense	(230)	(216)
Minority interests in net earnings of subsidiaries	(12)	—

Net income	$371	$336

Note 12: Subsequent Events

Share Repurchase Program

        The Board of Directors has approved an increase in our authorized share repurchase program to $3 billion, in addition to previously completed share repurchases. We may make purchases under this program in the open market, through negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions and the availability of funds. The program may be suspended, discontinued or accelerated at any time. The sources of funds for the program are available cash, cash from operations and the anticipated proceeds of new borrowings of approximately $2 billion by DIRECTV U.S., which are presently anticipated to be completed in May 2008. Such proposed new borrowings are subject to market conditions and other factors, so there is no assurance that such borrowings will be completed or, if completed, will be sufficient to provide the anticipated amount of funding.

        In connection with these transactions, we have entered into an agreement with Liberty Media which, among other things, limits Liberty Media's voting power to not more than its current percentage amount (approximately 47.9%), regardless of the number of shares we purchase pursuant to the repurchase program. Liberty Media has also agreed not to purchase additional shares of our common stock, except in transactions which comply with the requirements of Section 6 of Article V of our Amended and Restated Certificate of Incorporation.

THE DIRECTV GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

180 Connect Acquisition

        On April 18, 2008, we announced an agreement to acquire 100% of 180 Connect, Inc.'s, or 180 Connect, outstanding common stock and exchangeable shares. In a separate transaction announced simultaneously, UniTek USA, LLC has agreed to acquire 100% of 180 Connect's cable service operating unit and certain of our installation services markets in exchange for satellite installation services in certain markets and cash. This transaction is expected to close immediately following our acquisition of 180 Connect.

        These transactions will provide us with control over a significant portion of DIRECTV U.S.' installation and home service network. We estimate net cash payments of approximately $74 million, including the equity purchase price, repayment of assumed debt and transaction costs when the transactions close, which we expect to occur in the third quarter of 2008. We will account for these transactions using the purchase method of accounting.

* * *

THE DIRECTV GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 25, 2008, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I, Item 1A of our 2007 Form 10-K.

THE DIRECTV GROUP, INC.
SUMMARY DATA
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$4,591	$3,908
Total operating costs and expenses	3,934	3,345

Operating profit	657	563
Other expenses, net	(44)	(11)

Income before income taxes and minority interests	613	552
Income tax expense	(230)	(216)
Minority interests in net earnings of subsidiaries	(12)	—

Net income	$371	$336

Basic and diluted earnings per common share	$0.32	$0.27
Weighted average number of common shares outstanding (in millions)
Basic	1,148	1,228
Diluted	1,152	1,235

	March 31, 2008	December 31, 2007
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,626	$1,083
Total current assets	3,413	3,146
Total assets	15,584	15,063
Total current liabilities	3,401	3,434
Long-term debt	3,332	3,347
Minority interest	23	11
Total stockholders' equity	6,683	6,302

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SUMMARY DATA—(continued)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in Millions)
Other Data:
Operating profit	$657	$563
Add: Depreciation and amortization expense	524	367

Operating profit before depreciation and amortization(1)	$1,181	$930

Operating profit before depreciation and amortization margin(1)	25.7%	23.8%
Capital expenditures(2)	$579	$678
Net cash provided by operating activities	1,110	999
Net cash used in investing activities	(565)	(955)
Net cash used in financing activities	(2)	(283)
Net cash provided by operating activities	$1,110	$999
Less: Cash paid for property and equipment	(520)	(636)
Less: Cash paid for satellites	(46)	(54)

Free cash flow(3)	$544	$309

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

SUMMARY DATA—(continued)

(Unaudited)

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

THE DIRECTV GROUP, INC.

SUMMARY DATA—(concluded)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended: March 31, 2008
Revenues	$4,049	$542	$—	$4,591
% of total revenue	88.2%	11.8%	—	100.0%
Operating profit (loss)	$593	$78	$(14)	$657
Add: Depreciation and amortization expense	464	60	—	524

Operating profit (loss) before depreciation and amortization	$1,057	$138	$(14)	$1,181

Operating profit before depreciation and amortization margin	26.1%	25.5%	N/A	25.7%
Capital expenditures(1)	$482	$97	$—	$579
March 31, 2007
Revenues	$3,539	$369	$—	$3,908
% of total revenue	90.6%	9.4%	—	100.0%
Operating profit (loss)	$566	$16	$(19)	$563
Add: Depreciation and amortization expense	303	64	—	367

Operating profit (loss) before depreciation and amortization	$869	$80	$(19)	$930

Operating profit before depreciation and amortization margin	24.6%	21.7%	N/A	23.8%
Capital expenditures(1)	$618	$59	$1	$678

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

        DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2008, DIRECTV U.S. had approximately 17.0 million subscribers.

        DIRECTV U.S. currently broadcasts from a fleet of ten geosynchronous satellites, including nine owned satellites and one leased satellite. Our eleventh satellite, DIRECTV 11, was successfully launched March 19, 2008 and will operate from our 99° west longitude, or WL, orbital location once in-orbit testing is completed during the third quarter of 2008. Once operational, DIRECTV 11 will provide us with increased capability for local and national high definition, or HD, as well as capacity for new interactive and enhanced services. DIRECTV 12 is under construction and will be ready for launch in the second half of 2009.

        DIRECTV Latin America.    DIRECTV Latin America is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil, and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of March 31, 2008, PanAmericana had approximately 1.9 million subscribers, Sky Brazil had approximately 1.5 million subscribers and Sky Mexico had approximately 1.6 million subscribers.

SIGNIFICANT TRANSACTIONS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

  Darlene Transaction

        On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325 million in cash and resolved all outstanding disputes with Darlene. We accounted for this acquisition using the purchase method of accounting.

THE DIRECTV GROUP, INC.

  Lease Program

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program implemented in 2006 for each of the periods presented:

	Three Months Ended March 31,
Capitalized subscriber leased equipment:
	2008	2007
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$156	$188
Subscriber leased equipment—upgrade and retention costs	161	218

Total subscriber leased equipment capitalized	$317	$406

Depreciation expense—subscriber leased equipment	$241	$114

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for digital video recorder, or DVR, service, hardware revenues from subscribers who lease or purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

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

THE DIRECTV GROUP, INC.

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

        Subscriber Count.    The total number of subscribers represents the total number of subscribers actively subscribing to our service, including seasonal subscribers, subscribers who are in the process of relocating and commercial equivalent viewing units. In March 2008, we implemented a change in DIRECTV U.S.' commercial pricing and packaging to increase our competitiveness. As a result, during the first quarter of 2008, DIRECTV U.S. made a one-time downward adjustment to the subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units.

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

THE DIRECTV GROUP, INC.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended March 31,
			Change
Revenues By Segment:
	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$4,049	$3,539	$510	14.4%
DIRECTV Latin America	542	369	173	46.9%

Total revenues	$4,591	$3,908	$683	17.5%

        The increase in our total revenues was due to higher ARPU and subscriber growth at DIRECTV U.S. and DIRECTV Latin America. We discuss the changes for each of our segments in more detail below.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Three Months Ended March 31,
			Change
Operating profit (loss) before depreciation and amortization:
	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,057	$869	$188	21.6%
DIRECTV Latin America	138	80	58	72.5%
Corporate and Other	(14)	(19)	5	(26.3)%

Total operating profit before depreciation and amortization	$1,181	$930	$251	27.0%

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, partially offset by higher subscriber acquisition, upgrade and retention costs at DIRECTV U.S. due to an increased number of new and existing subscribers adding HD and DVR services, as well as increased expenses for refurbished set-top receivers and satellite dish upgrades. We discuss the changes for each of our segments in more detail below.

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Three Months Ended March 31,
			Change
Operating profit (loss):
	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$593	$566	$27	4.8%
DIRECTV Latin America	78	16	62	387.5%
Corporate and Other	(14)	(19)	5	(26.3)%

Total operating profit	$657	$563	$94	16.7%

THE DIRECTV GROUP, INC.

        The increase in our operating profit was primarily due to the increase in operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense due to the DIRECTV U.S.' lease program. We discuss the changes for each of our segments in more detail below.

        Other expenses, net.    The following table presents our other expenses, net:

	Three Months Ended March 31,		Change
	2008	2007	$
	(Dollars in Millions)
Interest income	$16	$37	$(21)
Interest expense	(63)	(58)	(5)
Other, net	3	10	(7)

Total other expenses, net	$(44)	$(11)	$(33)

        The decrease in interest income was due to lower average cash and short-term investment balances and lower average interest rates.

        Income Tax Expense.    We recognized income tax expense of $230 million for the first quarter of 2008 compared to income tax expense of $216 million for the first quarter of 2007. The increase in income tax expense is primarily attributable to the increase in income before income taxes and minority interests partially offset by a $13 million tax benefit recorded in the first quarter of 2008 due to the expiration of the statute of limitations for a former foreign subsidiary.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of March 31,		Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$4,049	$3,539	$510	14.4%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,683	1,483	200	13.5%
Subscriber service expenses	274	280	(6)	(2.1)%
Broadcast operations expenses	61	52	9	17.3%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	530	432	98	22.7%
Upgrade and retention costs	255	226	29	12.8%
General and administrative expenses	189	197	(8)	(4.1)%
Depreciation and amortization expense	464	303	161	53.1%

Total operating costs and expenses	3,456	2,973	483	16.2%

Operating Profit	$593	$566	$27	4.8%

Other Data:
Operating profit before depreciation & amortization	$1,057	$869	$188	21.6%
Total number of subscribers (000's)(1)	17,035	16,188	847	5.2%
ARPU	$79.70	$73.40	$6.30	8.6%
Average monthly subscriber churn %	1.36%	1.44%	—	(5.6)%
Gross subscriber additions (000's)	964	929	35	3.8%
Net subscriber additions (000's)	275	235	40	17.0%
Average subscriber acquisition costs—per subscriber (SAC)	$712	$667	$45	6.7%

(1)
As discussed above in "Key Terminology," during the first quarter of 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

        Subscribers.    In the first quarter of 2008, gross subscriber additions increased compared to the first quarter of 2007 due to higher demand for HD and DVR services and increased sales in our direct sales channel. Average monthly subscriber churn decreased primarily due to increased sales of HD and DVR services as well as the effect of more stringent credit policies. Net subscriber additions increased due to the higher gross subscriber additions and lower average monthly subscriber churn.

        Revenues.    DIRECTV U.S.' revenues increased as of result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR equipment and service fees, higher pay-per-view event revenues, an

THE DIRECTV GROUP, INC.

increase in lease fees due to higher average number of receivers per subscriber and an increase in ad sales.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition, upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in the first quarter of 2008 as compared to the first quarter of 2007. Subscriber service expenses decreased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to improved performance at customer call centers. Broadcast operations expense increased in the first quarter of 2008 as compared to the first quarter 2007 due primarily to costs to support new HD local channel markets.

        Subscriber acquisition costs increased due to higher dealer incentives due to the acquisition of higher quality subscribers, higher costs associated with the increase in subscribers taking advanced products, higher advertising and direct sales marketing costs and higher gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher dealer incentives due to the acquisition of higher quality subscribers, higher costs associated with the increase in subscribers taking HD and DVR services and higher direct sales marketing and advertising costs, partially offset by lower set-top receiver manufacturing costs.

        Upgrade and retention costs increased in 2008 due to an increase in the number of set-top receivers refurbished and satellite dish upgrades.

        General and administrative expenses decreased in the first quarter of 2008 primarily due to a $7 million reduction in bad debt expense compared to the first quarter of 2007.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2008 resulting from the capitalization of set-top receivers under the lease program.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of March 31,		Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$542	$369	$173	46.9%
Operating Profit Before Depreciation & Amortization	138	80	58	72.5%
Operating Profit	78	16	62	387.5%
Other Data:
ARPU	$53.52	$44.65	$8.87	19.9%
Average monthly subscriber churn %	1.57%	1.40%	—	12.1%
Total number of subscribers (000's)(1)	3,475	2,799	676	24.2%
Gross subscriber additions (000's)	359	204	155	76.0%
Net subscriber additions (000's)	200	88	112	127.3%

(1)
During the first quarter of 2008, the total number of subscribers was reduced by 4,000 Central American subscribers that migrated to Sky Mexico during the quarter. This migration did not affect net subscriber additions or average monthly subscriber churn.

THE DIRECTV GROUP, INC.

        The increase in net subscriber additions was due to higher gross subscriber additions mainly in Brazil, Venezuela and Argentina, partially offset by higher churn resulting from the significant increase in first-year subscribers who typically have higher churn rates compared to longer tenured subscribers.

        The increase in revenues resulted primarily from strong subscriber and ARPU growth, ARPU increased in part due to favorable exchange rates and the benefits from the merger with Sky Brazil, as well as strong growth in Venezuela and Argentina.

        The higher operating profit before depreciation and amortization is primarily due to the gross profit generated from the higher revenues, partially offset by higher acquisition costs mostly due to the increase in gross additions and increased costs related to exchange rate appreciation.

        The higher operating profit was primarily due to the increase in operating profit before depreciation and amortization.

Corporate and Other

        Operating loss from Corporate and Other decreased to $14 million in the first quarter of 2008 from $19 million in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2008, our cash and cash equivalents totaled $1.6 billion compared with $1.1 billion at December 31, 2007. The $543 million increase resulted primarily from $1.1 billion of cash provided by operating activities and a $160 million capital contribution, partially offset by $566 million of cash paid for the acquisition of satellites, property and equipment and $160 million in cash used for the repurchase of shares.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.00 at March 31, 2008 compared to 0.92 at December 31, 2007. The increase in our current ratio during the quarter was primarily due to the change in our cash and cash equivalents balance discussed above.

        As of March 31, 2008, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility, which is available until 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        During 2007 and 2008 our Board of Directors approved multiple authorizations for the repurchase of our common stock. During the first quarter of 2008 we repurchased and retired 7 million shares for $170 million, at an average price of $24.14. Subsequent to March 31, 2008, the Board of Directors approved an increase in our share purchase program to $3 billion, in addition to previously completed share purchases. We may make purchases under this program in the open market, through negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for such program are available cash, cash from operations and the anticipated proceeds of new borrowings of approximately $2 billion by DIRECTV U.S., which are presently anticipated to be completed in May 2008. Such proposed new borrowings are subject to market conditions and other factors, so there is no assurance that such borrowings will be completed or, if completed, will be sufficient to provide the anticipated amount of funding.

        We expect to fund our cash requirements and our existing business plan using our available cash balances, and cash provided by operations. Additional borrowings, which may include borrowings under

THE DIRECTV GROUP, INC.

the $500 million DIRECTV U.S. revolving credit facility, may be required for wireless broadband and other strategic investment opportunities should they arise. Also, as discussed in Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brazil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

        Several factors may affect our ability to fund our operations and commitments that we discuss in "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our term loans under DIRECTV U.S.' senior secured credit facility. Additionally, DIRECTV U.S.' ability to borrow under the senior secured credit facility is contingent upon DIRECTV U.S. meeting financial and other covenants associated with its credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 8 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2007 Form 10-K.

Borrowings

        At March 31, 2008, we had $3,392 million in total outstanding borrowings, bearing a weighted average interest rate of 5.85%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 8 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2007 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $45 million in the remainder of 2008, $98 million in 2009, $297 million in 2010, $98 million in 2011, $10 million in 2012 and $2,842 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2007.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2007 Form 10-K for discussion of Moody's Investors Service and Standard & Poor's Rating Service ratings range.

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

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 7 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes," see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

* * *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended March 31, 2008. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

* * *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

THE DIRECTV GROUP, INC.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2008 or subsequent thereto, but before the filing of this report, are summarized below:

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

        Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. Through March 31, 2008, the ongoing royalties amounted to $37 million, which has been paid into escrow.

        Finisar also filed a notice of appeal on October 18, 2006 and oral arguments on the appeal and cross appeal were heard by the Court of Appeals on January 7, 2008.

        On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals, ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. On May 2, 2008, Finisar filed a petition for rehearing by the Court of Appeals. We anticipate that the bond will be released and the escrowed funds will be returned once the appellate proceedings become final.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previous reported legal proceedings were terminated during the first quarter ended March 31, 2008.

THE DIRECTV GROUP, INC.

ITEM 1A. RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Share Repurchase Program

        During 2007 and 2008 our Board of Directors approved multiple authorizations for the repurchase of our common stock, including a $1 billion authorization in January 2008. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, subject to market conditions. The program may be suspended or discontinued at any time. The sources of funds for the purchases is our existing cash on hand and cash from operations. Repurchased shares are retired but remain authorized for registration and issuance in the future. For the three months ended March 31, 2008, we have repurchased 7 million shares for $170 million, at an average price of $24.14 per share. To date, no plans or programs for the purchase of our stock have been terminated prior to expiration. A summary of the repurchase activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
January 1—31, 2008	1	$22.30	1	$969
February 1—28, 2008	1	22.76	1	958
March 1—31, 2008	5	24.77	5	830

Total	7	24.14	7	830

        Subsequent to March 31, 2008, the Board of Directors approved an increase to our share repurchase program to $3 billion, in addition to previously completed share repurchases. The sources of funds for such program are available cash, cash from operations and the anticipated proceeds of new borrowings of approximately $2 billion by DIRECTV U.S., which are presently anticipated to be completed in May 2008. Such proposed new borrowings are subject to market conditions and other factors, so there is no assurance that such borrowings will be completed or, if completed, will be sufficient to provide the anticipated amount of funding.

THE DIRECTV GROUP, INC.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
*10.1	Separation Agreement dated as of February 26, 2008 between The DIRECTV Group, Inc. and News Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K of The DIRECTV Group, Inc. filed February 27, 2008 (the "February 27, 2008 8-K"))
*10.2
Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of December 22, 2006 between The DIRECTV Group, Inc. and News Corporation (incorporated by reference to Exhibit 10.2 to the February 27, 2008 8-K)
*10.3	Letter Agreement dated December 21, 2006 between The DIRECTV Group, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.3 to the February 27, 2008 8-K)
*10.4	Summary Terms—2008 Restricted Stock Unit Grants (incorporated by reference to Exhibit 10.1 to Form 8-K of The DIRECTV Group, Inc. filed February 14, 2008 (the "February 14, 2008 8-K"))
*10.5	Summary Terms—2008 Bonus (incorporated by reference to Exhibit 10.2 to the February 14, 2008 8-K)
*10.6	Agreement dated May 6, 2008 between The DIRECTV Group, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K of The DIRECTV Group, Inc. filed May 7, 2008)
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*
Incorporated by reference.

**
Filed herewith.

*  *  *

THE DIRECTV GROUP, INC.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: May 7, 2008	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Senior Vice President and Chief Financial Officer)

QuickLinks

THE DIRECTV GROUP, INC.
THE DIRECTV GROUP, INC.
PART I—FINANCIAL INFORMATION (UNAUDITED)
THE DIRECTV GROUP, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
THE DIRECTV GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THE DIRECTV GROUP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE DIRECTV GROUP, INC. SUMMARY DATA—(continued) (Unaudited)
THE DIRECTV GROUP, INC. SUMMARY DATA—(concluded) (Unaudited)
Selected Segment Data
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
THE DIRECTV GROUP, INC.
SIGNATURE