Form 10-Q
period 2008-06-30
DIRECTV GROUP INC
filed 2008-08-07
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of August 4, 2008, the registrant had 1,110,077,506 shares of common stock outstanding.

THE DIRECTV GROUP, INC.

THE DIRECTV GROUP, INC.

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,807	$4,135	$9,398	$8,043
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,930	1,670	3,822	3,295
Subscriber service expenses	307	306	613	608
Broadcast operations expenses	89	81	179	156
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	573	498	1,156	967
Upgrade and retention costs	217	199	477	431
General and administrative expenses	333	248	612	523
Depreciation and amortization expense	557	393	1,081	760

Total operating costs and expenses	4,006	3,395	7,940	6,740

Operating profit	801	740	1,458	1,303
Interest income	21	34	37	71
Interest expense	(82)	(57)	(145)	(115)
Other, net	15	7	18	17

Income from continuing operations before income taxes and minority interests	755	724	1,368	1,276
Income tax expense	(287)	(287)	(517)	(503)
Minority interests in net earnings of subsidiaries	(13)	(6)	(25)	(6)

Income from continuing operations	455	431	826	767
Income from discontinued operations, net of taxes	—	17	—	17

Net income	$455	$448	$826	$784

Basic and diluted earnings per common share:
Income from continuing operations	$0.40	$0.36	$0.72	$0.63
Income from discontinued operations, net of taxes	—	0.01	—	0.01

Basic and diluted earnings per common share	$0.40	$0.37	$0.72	$0.64

Weighted average number of common shares outstanding (in millions)
Basic	1,140	1,217	1,144	1,222
Diluted	1,146	1,224	1,149	1,230

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
	(Dollars in Millions, Except Per Share Amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,837	$1,083
Accounts receivable, net of allowances of $63 and $56	1,319	1,535
Inventories	202	193
Deferred income taxes	87	90
Prepaid expenses and other	261	245

Total current assets	5,706	3,146
Satellites, net	2,239	2,026
Property and equipment, net	3,962	3,807
Goodwill	3,666	3,669
Intangible assets, net	1,378	1,577
Investments and other assets	883	838

Total assets	$17,834	$15,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,783	$3,032
Unearned subscriber revenues and deferred credits	390	354
Current portion of long-term debt	83	48

Total current liabilities	3,256	3,434
Long-term debt	5,784	3,347
Deferred income taxes	680	567
Other liabilities and deferred credits	1,500	1,402
Commitments and contingencies
Minority interest—redeemable at fair value of $300 million as of June 30, 2008	36	11
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 1,124,523,799 shares and 1,148,268,203 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	9,329	9,318
Accumulated deficit	(2,718)	(2,995)
Accumulated other comprehensive loss	(33)	(21)

Total stockholders' equity	6,578	6,302

Total liabilities and stockholders' equity	$17,834	$15,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$826	$784
Income from discontinued operations, net of taxes	—	(17)

Income from continuing operations	826	767
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,081	760
Amortization of deferred revenues and deferred credits	(50)	(31)
Dividends received	35	—
Deferred income taxes	124	197
Other	46	22
Change in other operating assets and liabilities:
Accounts receivable, net	185	197
Inventories	(9)	(52)
Prepaid expenses and other	(27)	—
Accounts payable and accrued liabilities	(353)	(145)
Unearned subscriber revenue and deferred credits	36	71
Other, net	59	70

Net cash provided by operating activities	1,953	1,856

Cash Flows From Investing Activities
Cash paid for property and equipment	(959)	(1,234)
Cash paid for satellites	(77)	(112)
Investment in companies	(104)	(332)
Purchase of short-term investments	—	(528)
Sale of short-term investments	—	649
Other, net	36	35

Net cash used in investing activities	(1,104)	(1,522)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	2,490	—
Debt issuance costs	(19)	—
Repayment of long-term debt	(18)	(215)
Net increase in short-term borrowings	—	2
Repayment of other long-term obligations	(62)	(63)
Capital contribution	160	—
Common shares repurchased and retired	(736)	(697)
Stock options exercised	82	72
Excess tax benefit from share-based compensation	8	6

Net cash provided by (used in) financing activities	1,905	(895)

Net increase (decrease) in cash and cash equivalents	2,754	(561)
Cash and cash equivalents at beginning of the period	1,083	2,499

Cash and cash equivalents at end of the period	$3,837	$1,938

Supplemental Cash Flow Information
Cash paid for interest	$124	$113
Cash paid for income taxes	331	101

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

        On February 27, 2008, Liberty Media Corporation, or Liberty Media, and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in us, which we refer to as the Liberty Transaction. See Note 6, Contingencies—Puerto Rico Condition below for further information regarding an agreement entered into at the close of this transaction. On April 3, 2008, Liberty Media announced that it had purchased an additional 78.3 million shares of our common stock in a private transaction. Currently, Liberty Media owns approximately 49% of our outstanding common stock, however Liberty Media has agreed to limit its voting rights to approximately 47.9%. See our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on May 7, 2008 for further discussion of this agreement.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 25, 2008, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

        On January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, sets out a framework for measuring fair value in GAAP, and expands disclosures about fair

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

value measurements of assets and liabilities to include disclosure about inputs used in the determination of fair value using the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

        SFAS No. 157 applies under other accounting pronouncements previously issued by the Financial Accounting Standards Board FASB that require or permit fair value measurements. Our adoption of SFAS No. 157 did not have any effect on our consolidated results of operations or financial position.

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

  New Accounting Standards

        At the March 12, 2008 EITF meeting, the SEC Observer announced revisions to Topic D-98 "Classification and Measurement of Redeemable Securities", which provides SEC registrants guidance on the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revised Topic D-98 provides guidance that redeemable minority interests, such as Globo Comunicacoes e Participacoes S.A.'s, or Globo's, redeemable interest described in Note 6 to the Notes to the Consolidated Financial Statements that are redeemable at the option of the holder should be recorded outside of permanent equity at fair value, and the redeemable minority interests should be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a noncontrolling interest from the application of Topic D-98 are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). We are required to apply this guidance no later than our January 1, 2009 adoption of SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51." Our adoption of this guidance will result in us recording the fair value of our redeemable minority interest as of January 1, 2009 with a corresponding adjustment to "Additional paid in capital" in the Consolidated Balance Sheets. Had we adopted this guidance as of June 30, 2008, we would have recorded a $264 million increase to "Minority interest" with a corresponding decrease to "Common stock and additional paid-in-capital" in the Consolidated Balance Sheets.

        In December 2007, the FASB, issued SFAS No. 160, which establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No.160 requires an entity to present minority interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

the face of the consolidated financial statements. We are currently assessing the effect SFAS No. 160 will have on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

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

Note 3: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by reporting unit for the six months ended June 30, 2008 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of December 31, 2007	$3,032	$637	$3,669
Sky Brazil	—	(3)	(3)

Balance as of June 30, 2008	$3,032	$634	$3,666

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	June 30, 2008			December 31, 2007
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5 WL Orbital license	5	208	$151	57	208	$132	76
Subscriber related	5-10	1,697	1,099	598	1,697	942	755
Dealer network	15	130	75	55	130	71	59
Trade name and other	10-20	102	7	95	95	5	90
Distribution rights	7	334	193	141	334	169	165

Total intangible assets		$2,903	$1,525	$1,378	$2,896	$1,319	$1,577

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Amortization expense	$103	$104	$206	$207

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $206 million in the remainder of 2008; $350 million in 2009; $153 million in 2010; $97 million in 2011; $55 million in 2012; and $85 million thereafter.

Note 4: Borrowings

        The following table sets forth our outstanding borrowings:

	Interest Rates at June 30, 2008	June 30, 2008	December 31, 2007
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	—
Senior secured credit facility, net of unamortized discount of $10 million as of June 30, 2008	4.348%	2,455	1,483
Other debt	—	2	2

Total debt		5,867	3,395
Less: current portion of long-term debt		83	48

Long-term debt		$5,784	$3,347

        The senior notes and the senior secured credit facility were issued by DIRECTV U.S. The 8.375% senior notes and the 6.375% senior notes are registered under the Securities Act of 1933, as amended.

  2008 Financing Transactions

        In May 2008, DIRECTV U.S. completed financing transactions that included the issuance of senior notes and an amendment to its existing senior secured credit facility as discussed below. We incurred $20 million of debt issuance costs in connection with these transactions.

        DIRECTV U.S. issued $1,500 million in senior notes due in 2016 in a private placement transaction. The eight-year notes bear interest at 7.625%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually commencing November 15, 2008. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, DIRECTV U.S. has agreed to use its reasonable best efforts to cause to become effective a registration statement, whereby all holders of the original notes can elect to exchange their existing notes for registered notes with identical terms, except that the registered notes will be registered under the Securities Act of 1933, as

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

amended and will not bear the legends restricting their transfer. We expect to complete the registration process of the 7.625% senior notes during the second half of 2008.

        DIRECTV U.S. also amended its senior secured credit facility to include a new $1,000 million Term Loan C, which was issued at a 1% discount, resulting in $990 million of proceeds. Initially, borrowings under Term Loan C bear interest at 5.25%, however the rate is variable based on changes in the London InterBank Offered Rate, or LIBOR. The interest rate may be increased or decreased under certain conditions. The Term Loan C has a final maturity of April 13, 2013, and prior to that date we will make quarterly principal payments totaling 1% annually beginning on September 30, 2008. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and the assets of its current and certain of its future domestic subsidiaries and is fully and unconditionally guaranteed, jointly and severally by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries.

  Notes Payable

        The fair value of our 8.375% senior notes was approximately $936 million at June 30, 2008 and approximately $948 million at December 31, 2007. The fair value of our 6.375% senior notes was approximately $940 million at June 30, 2008 and approximately $962 million at December 31, 2007. The fair value of our 7.625% senior notes was approximately $1,478 million at June 30, 2008. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157, on those dates.

  Other

        As a result of our acquisition of Sky Brazil in 2006, we assumed Sky Brazil's $210 million U.S. dollar denominated variable rate bank loan due in August 2007. In January 2007, we paid $210 million to the lending banks, who in turn assigned the loan to a wholly-owned subsidiary of the company. As a result, this loan is no longer outstanding on a consolidated basis.

        Our notes payable and senior secured credit facility mature as follows: $35 million in the remainder of 2008, $108 million in 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012 and $5,296 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2007. The amount of interest accrued related to our outstanding debt was $45 million at June 30, 2008 and $26 million at December 31, 2007.

         Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At June 30, 2008, DIRECTV

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

U.S. was in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 5: Capital Lease Obligation

        During the first quarter of 2008, Sky Brazil began broadcasting its service on a new satellite, IS 11, pursuant to a satellite transponder capacity agreement which we are accounting for as a capital lease. The present value of the lease payments at the inception of the 15 year lease term was $247 million. The capitalized value of the satellite has been included in "Satellites, net" in the Consolidated Balance Sheets. The capitalized lease obligations are included in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

        The following table sets forth total minimum lease payments under this capital lease along with the present value of the net minimum lease payments as of June 30, 2008:

(Dollars in Millions)
2008	$15
2009	30
2010	30
2011	30
2012	30
Thereafter	303

Total minimum lease payments	438
Less: amount representing interest	194

Present value of net minimum lease payments	$244

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

        Although satisfaction of the Puerto Rico Condition may require divestiture of DIRECTV Puerto Rico, we have determined that there is no impairment of the DIRECTV Puerto Rico assets as a result of this agreement, and we will continue to report DIRECTV Puerto Rico as a continuing operation, unless we ultimately sell or deconsolidate it. As of June 30, 2008, DIRECTV Puerto Rico had approximately 159,000 subscribers and, for the quarter then ended, had $31 million of revenues and a $2 million operating loss.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

  Redeemable Minority Interest

        In connection with our acquisition of Sky Brazil in 2006, our partner who holds the remaining 25.9% interest, Globo was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined, by mutual agreement or by an outside valuation expert and we have the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of June 30, 2008, we estimate that Globo's 25.9% equity interest in Sky Brazil has a fair value of approximately $300 million to $450 million. We determined the range of fair values using significant unobservable inputs, which is a Level 3 input under SFAS No. 157.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2008. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

         Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. We were was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid.

        On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals, ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus, the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. Through the date of the vacated verdict, the ongoing royalties amounted to $37 million, which had been paid into escrow. On May 2, 2008, Finisar filed a petition for rehearing by the Court of Appeals, which was denied on May 29, 2008. By agreement of the parties and subject to an Order of the district court, the appeal bond has been terminated, and the escrowed royalties were returned to us (with interest) on June 10, 2008.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2008, the net book value of in-orbit satellites was $1,935 million of which $1,719 million was uninsured.

  Other

        In July 2008, we amended our agreement with Thomson such that the amount of the rebate we can earn from the purchase of set-top receivers was reduced from $57 million to $42 million and in return, we are no longer required to purchase $4 billion in set-top receivers over the contract term. We continue to be obligated to grant Thomson a portion of all set-top receiver purchases. As of June 30, 2008, included in "Investments and other assets" in the Consolidated Balance Sheets is a receivable for $34 million related to this agreement.

Note 7: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

  Liberty Media, Liberty Global and Discovery Holding Company

        As a result of the completion of the Liberty Transaction, beginning February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees, may be considered to be related party transactions as Liberty Media currently owns approximately 49% of our outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of The DIRECTV Group, Inc. and of Liberty Media, has an approximate 31% voting interest in Discovery Holding Company, or Discovery Holding, and an approximate 34% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman for both companies, and certain of Liberty Media's management and directors also serve in management or director roles at Discovery Holding or Liberty Global. As a result of this common ownership and management, transactions with Discovery Holding and Liberty Global, and their equity method investees may be considered to be related party transactions. Our transactions with Discovery Holding and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Holding and its subsidiaries and investees.

  News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when it transferred its 41% interest in our common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates are considered related party transactions and reported through February 27, 2008: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        As discussed above in Note 6, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

        The majority of payments under contractual arrangements with Liberty Media, Discovery Holding, Liberty Global and News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

  Other

        Companies in which we hold equity method investments are also considered related parties, which include Sky Mexico.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$10	$—	$12	$—
Discovery Holding, Liberty Global and affiliates	3	—	4	—
News Corporation and affiliates	—	5	2	10
Other	2	—	4	—

Total	$15	$5	$22	$10

Purchases:
Liberty Media and affiliates	$76	$—	$103	$—
Discovery Holding, Liberty Global and affiliates	56	—	74	—
News Corporation and affiliates	—	225	167	445
Other	104	49	193	98

Total	$236	$274	$537	$543

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2008	December 31, 2007
	(Dollars in Millions)
Accounts receivable	$17	$22
Accounts payable	178	285

        The accounts receivable and accounts payable balances as of June 30, 2008 are primarily related to affiliates of Liberty Media and the accounts receivable and accounts payable balances as of December 31, 2007 are primarily related to affiliates of News Corporation.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Shares in Millions)
Common stock options excluded	31	34	31	34

        The following table sets forth comparative information regarding common shares outstanding:

	Six Months Ended June 30,
	2008	2007
	(Shares in Millions)
Common shares outstanding at January 1	1,148	1,226
Decrease for common shares repurchased and retired	(30)	(32)
Increase for stock options exercised and restricted stock units vested and distributed	7	6

Common shares outstanding at June 30	1,125	1,200

Weighted average number of common shares outstanding	1,144	1,222

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended June 30, 2008:
Basic EPS
Income from continuing operations	$455	1,140	$0.40
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6	—

Diluted EPS
Adjusted income from continuing operations	$455	1,146	$0.40

Three Months Ended June 30, 2007:
Basic EPS
Income from continuing operations	$431	1,217	$0.36
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted income from continuing operations	$431	1,224	$0.36

Six Months Ended June 30, 2008:
Basic EPS
Income from continuing operations	$826	1,144	$0.72
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5	—

Diluted EPS
Adjusted income from continuing operations	$826	1,149	$0.72

Six Months Ended June 30, 2007:
Basic EPS
Income from continuing operations	$767	1,222	$0.63
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	8	—

Diluted EPS
Adjusted income from continuing operations	$767	1,230	$0.63

Note 9: Stockholders' Equity

  Share Repurchase Program

        During 2008 and 2007 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in May 2008, and increased authorized share repurchases to $3.0 billion. As of June 30, 2008, we had approximately $2.4 billion remaining to spend under this authorization. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Six Months Ended June 30,
	2008	2007
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$796	$737
Average price per share	26.52	23.31
Number of shares repurchased and retired	30	32

        For the six months ended June 30, 2008, we recorded the $796 million in repurchases as a decrease of $247 million to "Common stock and additional paid in capital" and an increase of $549 million to "Accumulated deficit" in the Consolidated Balance Sheets. $60 million of the $796 million in repurchases during the first half of 2008 were paid for in July 2008. $40 million of the $737 million in repurchases during the first half of 2007 were paid for in July 2007.

  Accumulated Other Comprehensive Loss

	As of June 30, 2008	As of December 31, 2007
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(37)	$(37)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4)	(4)
Accumulated unrealized gains on securities, net of taxes	9	21
Accumulated foreign currency translation adjustments	(1)	(1)

Total Accumulated Other Comprehensive Loss	$(33)	$(21)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

  Other Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Net income	$455	$448	$826	$784
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1)	—	(1)
Unrealized gains (losses) on securities, net of taxes	(3)	6	(12)	13

Other comprehensive income (loss)	(3)	5	(12)	12

Total comprehensive income	$452	$453	$814	$796

Note 10: Acquisitions and Divestitures

  Investments

        During the six months ended June 30, 2008, we paid $97 million in cash to acquire equity method investments and $7 million in cash for other investments.

        On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325 million in cash. We accounted for the acquisition of this interest using the purchase method of accounting and have allocated the excess purchase price over the book value of the minority interest acquired to a subscriber related intangible asset of $75 million and goodwill of $187 million.

  Divestitures

        During the second quarter of 2007, we recorded a $17 million reduction to our unrecognized tax benefits in "Income from continued operations, net of taxes" in our Consolidated Statements of Operations as a result of a settlement of a foreign withholding dispute from a previously divested business.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

Note 11: Segment Reporting

        Our two business segments, DIRECTV U.S. and DIRECTV Latin America, acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. Corporate and Other includes the corporate office, eliminations and other entities.

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2008
Revenues	$4,196	$611	$—	$4,807

Operating profit (loss)	$717	$102	$(18)	$801
Add: Depreciation and amortization expense	501	59	(3)	557

Operating profit (loss) before depreciation and amortization(1)	$1,218	$161	$(21)	$1,358

June 30, 2007
Revenues	$3,726	$409	$—	$4,135

Operating profit (loss)	$722	$41	$(23)	$740
Add: Depreciation and amortization expense	340	54	(1)	393

Operating profit (loss) before depreciation and amortization(1)	$1,062	$95	$(24)	$1,133

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Six Months Ended:
June 30, 2008
Revenues	$8,245	$1,153	$—	$9,398

Operating profit (loss)	$1,310	$180	$(32)	$1,458
Add: Depreciation and amortization expense	965	119	(3)	1,081

Operating profit (loss) before depreciation and amortization(1)	$2,275	$299	$(35)	$2,539

June 30, 2007
Revenues	$7,265	$778	$—	$8,043

Operating profit (loss)	$1,288	$57	$(42)	$1,303
Add: Depreciation and amortization expense	643	118	(1)	760

Operating profit (loss) before depreciation and amortization(1)	$1,931	$175	$(43)	$2,063

(1)
Operating profit (loss) before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(continued)

(Unaudited)

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,358	$1,133	$2,539	$2,063
Depreciation and amortization	557	393	1,081	760

Operating profit	801	740	1,458	1,303
Interest income	21	34	37	71
Interest expense	(82)	(57)	(145)	(115)
Other, net	15	7	18	17

Income from continuing operations before income taxes and minority interests	755	724	1,368	1,276
Income tax expense	(287)	(287)	(517)	(503)
Minority interests in net earnings of subsidiaries	(13)	(6)	(25)	(6)

Income from continuing operations	455	431	826	767
Income from discontinued operations, net of taxes	—	17	—	17

Net income	$455	$448	$826	$784

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

Note 12: Subsequent Event

  180 Connect

        On July 8, 2008, we acquired 100% of 180 Connect, Inc.'s outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions will provide us with control over a significant portion of DIRECTV U.S.' installation and home service network. We paid $98 million in cash for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs. We will account for these transactions using the purchase method of accounting.

* * *

THE DIRECTV GROUP, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 25, 2008, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

THE DIRECTV GROUP, INC.
SUMMARY DATA
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$4,807	$4,135	$9,398	$8,043
Total operating costs and expenses	4,006	3,395	7,940	6,740

Operating profit	801	740	1,458	1,303
Other expenses	(46)	(16)	(90)	(27)

Income from continuing operations before income taxes and minority interests	755	724	1,368	1,276
Income tax expense	(287)	(287)	(517)	(503)
Minority interests in net earnings of subsidiaries	(13)	(6)	(25)	(6)

Income from continuing operations	455	431	826	767
Income from discontinued operations, net of taxes	—	17	—	17

Net income	$455	$448	$826	$784

Basic and diluted earnings per common share:
Income from continuing operations	$0.40	$0.36	$0.72	$0.63
Income from discontinued operations, net of taxes	—	0.01	—	0.01

Basic and diluted earnings per common share	$0.40	$0.37	$0.72	$0.64

Weighted average number of common shares outstanding (in millions)
Basic	1,140	1,217	1,144	1,222
Diluted	1,146	1,224	1,149	1,230

	June 30, 2008	December 31, 2007
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,837	$1,083
Total current assets	5,706	3,146
Total assets	17,834	15,063
Total current liabilities	3,256	3,434
Long-term debt	5,784	3,347
Minority interest	36	11
Total stockholders' equity	6,578	6,302

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.
SUMMARY DATA—(continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$801	$740	$1,458	$1,303
Add: Depreciation and amortization expense	557	393	1,081	760

Operating profit before depreciation and amortization	$1,358	$1,133	$2,539	$2,063

Operating profit before depreciation and amortization margin(1)	28.3%	27.4%	27.0%	25.6%
Cash flow information
Net cash provided by operating activities	$843	$857	$1,953	$1,856
Net cash used in investing activities	(539)	(567)	(1,104)	(1,522)
Net cash provided by (used in) financing activities	1,907	(612)	1,905	(895)
Free cash flow(2)
Net cash provided by operating activities	$843	$857	$1,953	$1,856
Less: Cash paid for property and equipment	(439)	(598)	(959)	(1,234)
Less: Cash paid for satellites	(31)	(58)	(77)	(112)

Free cash flow	$373	$201	$917	$510

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

THE DIRECTV GROUP, INC.
SUMMARY DATA—(continued)
(Unaudited)

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

THE DIRECTV GROUP, INC.
SUMMARY DATA—(continued)
(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2008
Revenues	$4,196	$611	$—	$4,807
% of total revenue	87.3%	12.7%	—	100.0%
Operating profit (loss)	$717	$102	$(18)	$801
Add: Depreciation and amortization expense	501	59	(3)	557

Operating profit (loss) before depreciation and amortization	$1,218	$161	$(21)	$1,358

Operating profit before depreciation and amortization margin	29.0%	26.4%	N/A	28.3%
Capital expenditures(1)	$360	$115	$3	$478
June 30, 2007
Revenues	$3,726	$409	$—	$4,135
% of total revenue	90.1%	9.9%	—	100.0%
Operating profit (loss)	$722	$41	$(23)	$740
Add: Depreciation and amortization expense	340	54	(1)	393

Operating profit (loss) before depreciation and amortization	$1,062	$95	$(24)	$1,133

Operating profit before depreciation and amortization margin	28.5%	23.2%	N/A	27.4%
Capital expenditures(1)	$546	$82	$28	$656

THE DIRECTV GROUP, INC.
SUMMARY DATA—(concluded)
(Unaudited)

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Six Months Ended:
June 30, 2008
Revenues	$8,245	$1,153	$—	$9,398
% of total revenue	87.7%	12.3%	—	100.0%
Operating profit (loss)	$1,310	$180	$(32)	$1,458
Add: Depreciation and amortization expense	965	119	(3)	1,081

Operating profit (loss) before depreciation and amortization	$2,275	$299	$(35)	$2,539

Operating profit before depreciation and amortization margin	27.6%	25.9%	N/A	27.0%
Capital expenditures(1)	$842	$212	$3	$1,057
June 30, 2007
Revenues	$7,265	$778	$—	$8,043
% of total revenue	90.3%	9.7%	—	100.0%
Operating profit (loss)	$1,288	$57	$(42)	$1,303
Add: Depreciation and amortization expense	643	118	(1)	760

Operating profit (loss) before depreciation and amortization	$1,931	$175	$(43)	$2,063

Operating profit before depreciation and amortization margin	26.6%	22.5%	N/A	25.6%
Capital expenditures(1)	$1,164	$141	$29	$1,334

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

         DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of direct-to-home digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of June 30, 2008, DIRECTV U.S. had approximately 17.2 million subscribers.

        DIRECTV U.S. currently broadcasts from a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. In July 2008, after completing in-orbit testing, DIRECTV 11 went into service and provides us with increased capability for local and national high definition, or HD, programming as well as capacity for new interactive and enhanced services. DIRECTV 12 is under construction and will be ready for launch in the second half of 2009.

         DIRECTV Latin America.    DIRECTV Latin America is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil, and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of June 30, 2008, PanAmericana had approximately 2.1 million subscribers, Sky Brazil had approximately 1.6 million subscribers and Sky Mexico had approximately 1.7 million subscribers.

SIGNIFICANT TRANSACTIONS

Financing Transactions

        In May 2008, DIRECTV U.S. issued $1.5 billion in senior notes and amended its senior secured credit facility to include a new $1.0 billion Term Loan C. The senior notes bear interest at 7.625% and the principal balance is due in May 2016. The Term Loan C currently bears interest at a rate of 5.25% and was issued at a 1% discount. Principal on the Term Loan C is payable in installments beginning September 30, 2008 with the final installment due in April 2013.

Acquisitions

Investments

        During the six months ended June 30, 2008, we paid $97 million in cash to acquire equity method investments and $7 million in cash for other investments.

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

THE DIRECTV GROUP, INC.

Lease Program

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program implemented in 2006 for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Capitalized subscriber leased equipment:	2008	2007	2008	2007
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$125	$171	$281	$359
Subscriber leased equipment—upgrade and retention	84	164	245	382

Total subscriber leased equipment capitalized	$209	$335	$526	$741

Depreciation expense—subscriber leased equipment	$261	$143	$502	$257

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

THE DIRECTV GROUP, INC.

RESULTS OF OPERATIONS

Three Months Ended June 20, 2008 Compared to Three Months Ended June 30, 2007

Consolidated Results of Operations

         Revenues.    The following table presents our revenues by segment:

	Three Months Ended June 30,		Change
Revenues By Segment:	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$4,196	$3,726	$470	12.6%
DIRECTV Latin America	611	409	202	49.4%

Total revenues	$4,807	$4,135	$672	16.3%

        The increase in our total revenues was due to higher ARPU and subscriber growth at DIRECTV U.S. and DIRECTV Latin America. We discuss the changes for each of our segments in more detail below.

         Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Three Months Ended June 30,		Change
Operating profit (loss) before depreciation and amortization:	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,218	$1,062	$156	14.7%
DIRECTV Latin America	161	95	66	69.5%
Corporate and Other	(21)	(24)	3	(12.5)%

Total operating profit before depreciation and amortization	$1,358	$1,133	$225	19.9%

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, partially offset by higher subscriber acquisition and general administration costs at both DIRECTV U.S. and DIRECTV Latin America. We discuss the changes for each of our segments in more detail below.

         Operating profit.    The following table presents our operating profit (loss) by segment:

	Three Months Ended June 30,		Change
Operating profit (loss):	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$717	$722	$(5)	(0.7)%
DIRECTV Latin America	102	41	61	148.8%
Corporate and Other	(18)	(23)	5	(21.7)%

Total operating profit	$801	$740	$61	8.2%

        The increase in our operating profit was primarily due to the increase in operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense due to the DIRECTV U.S. lease program. We discuss the changes for each of our segments in more detail below.

THE DIRECTV GROUP, INC.

         Other expenses, net.    The following table presents our other expenses, net:

	Three Months Ended June 30,		Change
	2008	2007	$
	(Dollars in Millions)
Interest income	$21	$34	$(13)
Interest expense	(82)	(57)	(25)
Other, net	15	7	8

Total other expenses, net	$(46)	$(16)	$(30)

        The decrease in interest income was due to lower average interest rates throughout the quarter. The increase in interest expense was from an increase in the average debt balance compared to the second quarter of 2007 and lower capitalization of interest cost in 2008. We capitalized $4 million of interest costs in the second quarter of 2008 and $14 million in the second quarter of 2007.

         Income Tax Expense.    We recognized income tax expense of $287 million for the second quarter of 2008 and the second quarter of 2007. Income tax expense in the second quarter of 2008 would have increased due to higher taxable net income, however, we recorded a $10 million tax benefit due to the reversal of a valuation allowance on deferred tax assets of a foreign subsidiary.

         Income from discontinued operations, net of taxes.    During the second quarter of 2007, we recorded a $17 million reduction to our unrecognized tax benefits in "Income from continued operations, net of taxes" in our Consolidated Statements of Operations as a result of a settlement of a foreign withholding dispute from a previously divested business.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of June 30,		Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$4,196	$3,726	$470	12.6%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,692	1,513	179	11.8%
Subscriber service expenses	269	281	(12)	(4.3)%
Broadcast operations expenses	65	53	12	22.6%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	507	447	60	13.4%
Upgrade and retention costs	209	197	12	6.1%
General and administrative expenses	236	173	63	36.4%
Depreciation and amortization expense	501	340	161	47.4%

Total operating costs and expenses	3,479	3,004	475	15.8%

Operating Profit	$717	$722	$(5)	(0.7)%

Other Data:
Operating profit before depreciation & amortization	$1,218	$1,062	$156	14.7%
Total number of subscribers (000's)	17,164	16,316	848	5.2%
ARPU	$81.80	$76.43	$5.37	7.0%
Average monthly subscriber churn %	1.49%	1.58%	—	(5.7)%
Gross subscriber additions (000's)	894	900	(6)	(0.7)%
Net subscriber additions (000's)	129	128	1	0.8%
Average subscriber acquisition costs—per subscriber (SAC)	$707	$688	$19	2.8%

         Subscribers.    In the second quarter of 2008, gross subscriber additions decreased compared to the second quarter of 2007 primarily due to the termination of the AT&T distribution agreement on April 1, 2008, partially offset by increased sales in our direct sales channel. The reduction in churn was principally due to an increase in the number of subscribers with advanced services as well as the effect of more stringent credit policies. Net subscriber additions increased due to the lower average monthly subscriber churn, mostly offset by the decrease in gross subscriber additions.

         Revenues.    DIRECTV U.S.' revenues increased as of result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR equipment and service fees, and an increase in lease fees due to higher average number of receivers per subscriber.

         Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and higher general and administration costs.

THE DIRECTV GROUP, INC.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers in the second quarter of 2008 as compared to the second quarter of 2007 and increased channel launches. Subscriber service expenses decreased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to improved performance at customer call centers. Broadcast operations expense increased in the second quarter of 2008 as compared to the second quarter 2007 due primarily to costs to support new HD local channel markets and an increase in labor expenses to support advanced services, HD enhancements and video-on-demand.

        Subscriber acquisition costs increased due to higher direct sales marketing costs, an increase in installation costs due to an increase in subscribers taking advanced services and higher dealer incentives for higher quality subscribers. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher direct sales marketing costs, an increase in installation costs due to an increase in subscribers taking advanced services and higher dealer incentives for higher quality subscribers, partially offset by lower set-top receiver manufacturing costs.

        Upgrade and retention costs increased in the second quarter of 2008 due to an increase in upgrades to advanced services and higher upgrade and retention marketing costs.

        General and administrative expenses increased in the second quarter of 2008 primarily due to a $25 million one time gain recognized in the second quarter of 2007 related to hurricane insurance claims, a $14 million charge in the second quarter of 2008 for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our Home Service Providers that ceased operations and an increase in labor and benefit costs.

         Operating profit.    The decrease in operating profit was primarily due to higher operating profit before depreciation and amortization, more than offset by higher depreciation and amortization expense in the second quarter of 2008 resulting from the capitalization of set-top receivers under the lease program.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of June 30,		Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$611	$409	$202	49.4%
Operating Profit Before Depreciation & Amortization	161	95	66	69.5%
Operating Profit	102	41	61	148.8%
Other Data:
ARPU	$57.07	$47.51	$9.56	20.1%
Average monthly subscriber churn %	1.81%	1.38%	—	31.2%
Total number of subscribers (000's)	3,659	2,940	719	24.5%
Gross subscriber additions (000's)	378	260	118	45.4%
Net subscriber additions (000's)	184	141	43	30.5%

        The increase in net subscriber additions was due to higher gross subscriber additions mainly in Brazil, Argentina and Venezuela, partially offset by higher churn of 1.81% in the region. The increase in churn was primarily due to a 21,000 subscriber adjustment in Brazil identified as part of the

THE DIRECTV GROUP, INC.

completion of the integration of the Sky Brazil and DIRECTV Brazil businesses. Excluding the subscriber adjustment in the second quarter of 2008, churn would have been 1.61%, higher than the second quarter of 2007, primarily due to higher churn in PanAmericana related to our prepaid business, competition and growth.

        Revenues increased primarily due to strong subscriber and ARPU growth. ARPU increased mainly due to favorable exchange rates in Brazil, the benefits from the merger with Sky Brazil as well as strong ARPU growth in PanAmericana, particularly Venezuela and Argentina.

        The higher operating profit before depreciation and amortization is primarily due to the gross profit generated from the higher revenues, partially offset by subscriber acquisition costs mostly due to the increase in gross additions and increased costs related to exchange rate appreciation and currency transaction related fees.

        The higher operating profit was primarily due to the increase in operating profit before depreciation and amortization.

Corporate and Other

        Operating loss from Corporate and Other decreased to $18 million in the second quarter of 2008 from $23 million in the second quarter of 2007.

Six Months Ended June 20, 2008 Compared to Six Months Ended June 30, 2007

Consolidated Results of Operations

         Revenues.    The following table presents our revenues by segment:

	Six Months Ended June 30,		Change
Revenues By Segment:	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$8,245	$7,265	$980	13.5%
DIRECTV Latin America	1,153	778	375	48.2%

Total revenues	$9,398	$8,043	$1,355	16.8%

        The increase in our total revenues was due to higher ARPU and subscriber growth at DIRECTV U.S. and DIRECTV Latin America. We discuss the changes for each of our segments in more detail below.

         Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Six Months Ended June 30,		Change
Operating profit (loss) before depreciation and amortization:	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,275	$1,931	$344	17.8%
DIRECTV Latin America	299	175	124	70.9%
Corporate and Other	(35)	(43)	8	(18.6)%

Total operating profit before depreciation and amortization	$2,539	$2,063	$476	23.1%

THE DIRECTV GROUP, INC.

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, partially offset by higher subscriber acquisition, upgrade and retention and general administration costs at both DIRECTV U.S. and DIRECTV Latin America. We discuss the changes for each of our segments in more detail below.

         Operating profit.    The following table presents our operating profit (loss) by segment:

	Six Months Ended June 30,		Change
Operating profit (loss):	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,310	$1,288	$22	1.7%
DIRECTV Latin America	180	57	123	215.8%
Corporate and Other	(32)	(42)	10	(23.8)%

Total operating profit	$1,458	$1,303	$155	11.9%

        The increase in our operating profit was primarily due to the increase in operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense due to the DIRECTV U.S.' lease program. We discuss the changes for each of our segments in more detail below.

         Other expenses, net.    The following table presents our other expenses, net:

	Six Months Ended June 30,		Change
	2008	2007	$
	(Dollars in Millions)
Interest income	$37	$71	$(34)
Interest expense	(145)	(115)	(30)
Other, net	18	17	1

Total other expenses, net	$(90)	$(27)	$(63)

        The decrease in interest income was due to lower average interest rates. The increase in interest expense was from an increase in the average debt balance compared to 2007 and lower capitalization of interest cost in 2008. We capitalized $9 million of interest costs in 2008 and $29 million in 2007.

         Income Tax Expense.    We recognized income tax expense of $517 million during the six months ended June 30, 2008 compared to income tax expense of $503 million during the six months ended June 30, 2007. The increase in income tax expense during the six months ended June 30, 2008 is primarily attributable to the increase in income before income taxes and minority interests partially offset by a $13 million tax benefit recorded due to the expiration of the statute of limitations for a former foreign subsidiary and a $10 million benefit recorded due to the reversal of a valuation allowance on deferred tax assets of a foreign subsidiary.

         Income from discontinued operations, net of taxes.    During 2007, we recorded a $17 million reduction to our unrecognized tax benefits in "Income from continued operations, net of taxes" in our Consolidated Statements of Operations as a result of a settlement of a foreign withholding dispute from a previously divested business.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Six Months Ended and As of June 30,		Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$8,245	$7,265	$980	13.5%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,375	2,996	379	12.7%
Subscriber service expenses	543	561	(18)	(3.2)%
Broadcast operations expenses	126	105	21	20.0%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,037	879	158	18.0%
Upgrade and retention costs	464	423	41	9.7%
General and administrative expenses	425	370	55	14.9%
Depreciation and amortization expense	965	643	322	50.1%

Total operating costs and expenses	6,935	5,977	958	16.0%

Operating Profit	$1,310	$1,288	$22	1.7%

Other Data:
Operating profit before depreciation & amortization	$2,275	$1,931	$344	17.8%
Total number of subscribers (000's)(1)	17,164	16,316	848	5.2%
ARPU	$80.79	$74.96	$5.83	7.8%
Average monthly subscriber churn %	1.42%	1.51%	—	(6.0)%
Gross subscriber additions (000's)	1,858	1,829	29	1.6%
Net subscriber additions (000's)	404	363	41	11.3%
Average subscriber acquisition costs—per subscriber (SAC)	$709	$677	$32	4.7%

(1)
As discussed above in "Key Terminology," during the first half of 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

         Subscribers.    Gross subscriber additions increased in 2008 due to higher demand for HD and DVR services and increased sales in our direct sales channel, partially offset by the termination of the AT&T distribution agreement on April 1, 2008. Average monthly subscriber churn decreased primarily due an increase in the number of subscribers with advanced services, as well as the effect of more stringent credit policies. Net subscriber additions increased due to the higher gross subscriber additions and lower average monthly subscriber churn.

         Revenues.    DIRECTV U.S.' revenues increased as of result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming

THE DIRECTV GROUP, INC.

packages, higher HD and DVR equipment and service fees, and an increase in lease fees due to higher average number of receivers per subscriber.

         Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition, upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services, and increased general and administration costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers in 2008 and increased channel launches. Subscriber service expenses decreased in 2008 primarily due to improved performance at customer call centers. Broadcast operations expenses increased primarily due to costs to support new HD local channel markets, and an increase in labor expenses to support advanced services, HD enhancements and video-on-demand.

        Subscriber acquisition costs increased due to increased installation costs driven by increasing subscriber demand for advanced services, higher dealer incentives due to the acquisition of higher quality subscribers, higher direct sales marketing costs and higher gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to increased installation costs driven by increasing subscriber demand for advanced services, higher dealer incentives due to the acquisition of higher quality subscribers and higher direct sales marketing costs, partially offset by lower set-top receiver manufacturing costs.

        Upgrade and retention costs increased in 2008 due to an increase in upgrades to advanced services and higher upgrade and retention marketing costs.

        General and administrative expenses increased in 2008 primarily due to a $25 million one-time gain recognized in the second quarter of 2007 related to hurricane insurance claims, a $14 million charge for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our Home Service Providers that ceased operations, and an increase in labor and benefit costs.

         Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2008 resulting from the capitalization of set-top receivers under the lease program.

THE DIRECTV GROUP, INC.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Six Months Ended and As of June 30,		Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,153	$778	$375	48.2%
Operating Profit Before Depreciation & Amortization	299	175	124	70.9%
Operating Profit	180	57	123	215.8%
Other Data:
ARPU	$55.36	$46.04	$9.32	20.2%
Average monthly subscriber churn %	1.69%	1.39%	—	21.6%
Total number of subscribers (000's)(1)	3,659	2,940	719	24.5%
Gross subscriber additions (000's)	737	464	273	58.8%
Net subscriber additions (000's)	384	229	155	67.7%

(1)
During the first half of 2008, the total number of subscribers was reduced by 4,000 Central American subscribers that migrated to Sky Mexico during the period. This migration did not affect net subscriber additions or average monthly subscriber churn.

        The increase in net subscriber additions was due to higher gross subscriber additions mainly in Brazil, Argentina and Venezuela, partially offset by higher churn of 1.69% in the region. The increase in churn was primarily due to a 21,000 subscriber adjustment in Brazil identified as part of the completion of the integration of the Sky Brazil and DIRECTV Brazil businesses. Excluding the subscriber adjustment in the current year, churn would have been 1.59%, higher than the prior year period primarily due to higher churn in PanAmericana related to our prepaid business, competition and growth.

        Revenues increased primarily due to strong subscriber and ARPU growth. ARPU increased mainly due to favorable exchange rates in Brazil, the benefits from the merger with Sky Brazil as well as strong ARPU growth in PanAmericana, particularly Venezuela and Argentina.

        The higher operating profit before depreciation and amortization is primarily due to the gross profit generated from the higher revenues, partially offset by higher acquisition costs mostly due to the increase in gross additions and increased costs related to exchange rate appreciation and currency transaction related fees.

        The higher operating profit was primarily due to the increase in operating profit before depreciation and amortization.

Corporate and Other

        Operating loss from Corporate and Other decreased to $32 million in 2008 from $42 million in 2007.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2008, our cash and cash equivalents totaled $3.8 billion compared with $1.1 billion at December 31, 2007. The $2.7 billion increase resulted primarily from the $2.5 billion of net cash

THE DIRECTV GROUP, INC.

proceeds from the issuance of senior notes and borrowings under our senior secured credit facility which were completed in May 2008 as described in Note 4 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, $2.0 billion of cash provided by operating activities and a $160 million capital contribution, partially offset by $1.0 billion of cash paid for the acquisition of satellites, property and equipment, $736 million in cash used for the repurchase of shares and $104 million of cash paid for investments.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.75 at June 30, 2008 compared to 0.92 at December 31, 2007. The increase in our current ratio during the six months ended June 30, 2008 was primarily due to the change in our cash and cash equivalents balance discussed above.

        As of June 30, 2008, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility, which is available until 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        During 2008 and 2007 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in May 2008 and increased authorized share repurchases to $3.0 billion. As of June 30, 2008, we had approximately $2.4 billion remaining to spend under this authorization. During the six months ended June 30, 2008, we repurchased and retired 30 million shares for $796 million, at an average price of $26.52. We may make purchases under this program in the open market, through negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases are our existing cash on hand and cash from operations.

        We expect to fund our cash requirements and our existing business plan using our available cash balances, and cash provided by operations. Additional borrowings, which may include borrowings under the $500 million DIRECTV U.S. revolving credit facility, may be required to fund strategic investment opportunities should they arise. Also, as discussed in Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brazil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both. In addition, we have approximately $80 million of cash on deposit at our Venezuelan subsidiary that is subject to exchange controls that limit our ability to transfer the cash outside of Venezuela. Venezuelan deposits are denominated in bolivars and translated at the official exchange rate.

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

THE DIRECTV GROUP, INC.

Borrowings

        At June 30, 2008, we had $5,867 million in total outstanding borrowings, bearing a weighted average interest rate of 6.15%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 8 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2007 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $35 million in the remainder of 2008, $108 million in 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012 and $5,296 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2007.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2007 Form 10-K for discussion of Moody's Investors Service and Standard & Poor's Rating Service ratings range.

        Currently, The DIRECTV Group has the following security rating:

	Corporate	Outlook
Standard & Poor's	BB	Stable

        Currently, DIRECTV U.S. has the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BB	BB	Stable
Moody's	Baa3	Ba3	Ba2	Stable

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings, if any, for the development of our businesses or other corporate purposes, which may include share repurchases.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of June 30, 2008, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and

THE DIRECTV GROUP, INC.

the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2007.

	Payments Due By Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 4)(a)	$8,212	$216	$1,130	$811	$6,055
Purchase obligations(b)	4,165	657	2,396	936	176
Operating lease obligations(c)	555	50	177	181	147
Capital lease obligations	455	16	62	62	315
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)(e)	248	38	163	47	—

Total	$13,635	$977	$3,928	$2,037	$6,693

(a)
Long-term debt obligations include interest calculated based on the rates in effect at June 30, 2008, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

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

(d)
Other long-term liabilities consist of amounts DIRECTV U.S. owes to the National Rural Telecommunications Cooperative, or NRTC, for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions we consummated in 2004, and satellite contracts.

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $372 million as of June 30, 2008. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

THE DIRECTV GROUP, INC.

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

* * *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the six months ended June 30, 2008. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

* * *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

THE DIRECTV GROUP, INC.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended June 30, 2008 or subsequent thereto, but before the filing of this report, are summarized below:

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

        On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals, ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus, the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. Through the date of the vacated verdict, the ongoing royalties amounted to $37 million, which had been paid into escrow. On May 2, 2008, Finisar filed a petition for rehearing by the Court of Appeals, which was denied on May 29, 2008. By agreement of the parties and subject to an Order of the district court, the appeal bond has been terminated, and the escrowed royalties were returned to us (with interest) on June 10, 2008.

         Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previous reported legal proceedings were terminated during the second quarter ended June 30, 2008.

THE DIRECTV GROUP, INC.

ITEM 1A. RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Share Repurchase Program

        During 2008 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in May 2008 and increased our share repurchase program to $3.0 billion. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, subject to market conditions. The program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases are our existing cash on hand, including the $2.5 billion of borrowings at DIRECTV U.S., and cash from operations. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        During the six months ended June 30, 2008, we repurchased and retired 30 million shares for $796 million, at an average price of $26.52. To date, no plans or programs for the purchase of our stock have been terminated prior to expiration.

        A summary of the repurchase activity for the three months ended June 30, 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
April 1 – 30, 2008	—	$25.74	—	$828
May 1 – 31, 2008	7	27.45	7	2,797
June 1 – 30, 2008	16	27.16	16	2,376

Total	23	27.25	23	2,376

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our annual meeting of stockholders held on June 3, 2008, the following matters were submitted to a vote of the stockholders of The DIRECTV Group, Inc.:

The DIRECTV Group, Inc.
Final Voting Results

  Item No. 1

        The election of Ralph F. Boyd, Jr., James M. Cornelius, Gregory Maffei, John C. Malone and Nancy S. Newcomb as directors. Messrs. Boyd, Cornelius, Malone and Ms. Newcomb were standing for election for three year terms expiring on the date of the annual meeting of the company in 2011 and

THE DIRECTV GROUP, INC.

Mr. Maffei was standing for election for a term expiring on the date of the annual meeting of the company in 2010. The final voting results were:

Ralph F. Boyd, Jr.	For Withheld	1,053,719,376 17,851,398
James M. Cornelius	For Withheld	1,051,698,360 19,872,414
Gregory B. Maffei	For Withheld	1,059,941,124 11,629,650
John C. Malone	For Withheld	996,031,457 75,539,317
Nancy S. Newcomb	For Withheld	1,053,820,983 17,749,791

  Item No. 2

        Ratification of the appointment of Deloitte & Touche LLP as independent registered public accountants for us for the fiscal year ending December 31, 2008. The final voting results were:

For	1,065,466,043
Against	748,768
Abstain	5,355,963
No Vote	—

        All matters voted on at the annual meeting were approved. In addition to the directors elected at the annual meeting, Neil R. Austrian, Chase Carey, Charles R. Lee, Peter A. Lund, and Haim Saban continue to serve as directors. To fill a remaining vacancy on the Board of Directors, Mark S. Carleton was appointed by the Board of Directors effective June 3, 2008 to serve as director with a term expiring on the date of the annual meeting of the company in 2009.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
*10.1

Letter Agreement dated May 6, 2008 among The DIRECTV Group, Inc., Liberty Media Corporation, Greenlady Corporation and Greenlady II, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed May 6, 2008).
*10.2
Indenture, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Finance Co., Inc. filed May 16, 2008 (the "Holdings May 16, 2008 8-K")).
*10.3
Registration Rights Agreement, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 of the Holdings May 16, 2008 8-K).
*10.4
Amendment No.1, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, the Guarantors and Lenders signatory thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Holdings May 16, 2008 8-K).
*10.5
Tranche C Term Loan Joinder Agreement, dated as of May 14, 2008, by and among DIRECTV Holdings LLC and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 of the Holdings May 16, 2008 8-K).
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

THE DIRECTV GROUP, INC. (Registrant)
Date: August 7, 2008	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Senior Vice President and Chief Financial Officer)

QuickLinks

THE DIRECTV GROUP, INC.
THE DIRECTV GROUP, INC.
PART I—FINANCIAL INFORMATION (UNAUDITED)
THE DIRECTV GROUP, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
THE DIRECTV GROUP, INC.
THE DIRECTV GROUP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
THE DIRECTV GROUP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded) (Unaudited)
THE DIRECTV GROUP, INC.
THE DIRECTV GROUP, INC. SUMMARY DATA (Unaudited)
THE DIRECTV GROUP, INC. SUMMARY DATA—(continued) (Unaudited)
Selected Segment Data
THE DIRECTV GROUP, INC. SUMMARY DATA—(concluded) (Unaudited)
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS