Form 10-Q
period 2008-09-30
DIRECTV GROUP INC
filed 2008-11-06
CIK 944868

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

        As of November 3, 2008, the registrant had 1,050,284,752 shares of common stock outstanding.

THE DIRECTV GROUP, INC.

THE DIRECTV GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,981	$4,327	$14,379	$12,370
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,072	1,829	5,894	5,124
Subscriber service expenses	339	317	952	925
Broadcast operations expenses	97	83	276	239
Selling, general and administrative expenses, exclusive of depreciation and amortization expense Subscriber acquisition costs	624	547	1,780	1,514
Upgrade and retention costs	268	272	745	703
General and administrative expenses	329	275	941	798
Depreciation and amortization expense	594	438	1,675	1,198

Total operating costs and expenses	4,323	3,761	12,263	10,501

Operating profit	658	566	2,116	1,869
Interest income	27	25	64	96
Interest expense	(103)	(61)	(248)	(176)
Other, net	11	10	29	27

Income from continuing operations before income taxes and minority interests	593	540	1,961	1,816
Income tax expense	(195)	(220)	(712)	(723)
Minority interests in net earnings of subsidiaries	(35)	(1)	(60)	(7)

Income from continuing operations	363	319	1,189	1,086
Income from discontinued operations, net of taxes	—	—	—	17

Net income	$363	$319	$1,189	$1,103

Basic and diluted earnings per common share:
Income from continuing operations	$0.33	$0.27	$1.05	$0.90
Income from discontinued operations, net of taxes	—	—	—	0.01

Basic and diluted earnings per common share	$0.33	$0.27	$1.05	$0.91

Weighted average number of common shares outstanding (in millions)
Basic	1,106	1,182	1,131	1,209
Diluted	1,111	1,190	1,136	1,217

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
	(Dollars in Millions, Except Per Share Amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,988	$1,083
Accounts receivable, net of allowances of $60 and $56	1,387	1,535
Inventories	247	193
Deferred income taxes	85	90
Prepaid expenses and other	315	245

Total current assets	5,022	3,146
Satellites, net	2,515	2,026
Property and equipment, net	4,044	3,807
Goodwill	3,786	3,669
Intangible assets, net	1,275	1,577
Investments and other assets	873	838

Total assets	$17,515	$15,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,802	$3,032
Unearned subscriber revenues and deferred credits	490	354
Current portion of long-term debt	95	48

Total current liabilities	3,387	3,434
Long-term debt	5,755	3,347
Deferred income taxes	613	567
Other liabilities and deferred credits	1,764	1,402
Commitments and contingencies
Minority interest—redeemable at fair value of $300 million as of September 30, 2008	71	11
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 1,086,219,024 shares and 1,148,268,203 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	9,038	9,318
Accumulated deficit	(3,072)	(2,995)
Accumulated other comprehensive loss	(41)	(21)

Total stockholders' equity	5,925	6,302

Total liabilities and stockholders' equity	$17,515	$15,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,189	$1,103
Income from discontinued operations, net of taxes	—	(17)

Income from continuing operations	1,189	1,086
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,675	1,198
Amortization of deferred revenues and deferred credits	(75)	(69)
Dividends received	35	—
Deferred income taxes	101	389
Other	91	32
Change in other operating assets and liabilities:
Accounts receivable, net	137	(38)
Inventories	(37)	(56)
Prepaid expenses and other	(70)	(97)
Accounts payable and accrued liabilities	(412)	(2)
Unearned subscriber revenue and deferred credits	136	193
Other, net	51	8

Net cash provided by operating activities	2,821	2,644

Cash Flows From Investing Activities
Cash paid for property and equipment	(1,480)	(1,903)
Cash paid for satellites	(92)	(149)
Investment in companies, net of cash acquired	(203)	(339)
Purchase of short-term investments	—	(588)
Sale of short-term investments	—	748
Other, net	37	48

Net cash used in investing activities	(1,738)	(2,183)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	2,490	—
Debt issuance costs	(19)	—
Repayment of long-term debt	(35)	(218)
Net increase in short-term borrowings	—	2
Repayment of other long-term obligations	(92)	(97)
Capital contribution	160	—
Common shares repurchased and retired	(1,790)	(1,546)
Stock options exercised	100	84
Excess tax benefit from share-based compensation	8	6

Net cash provided by (used in) financing activities	822	(1,769)

Net increase (decrease) in cash and cash equivalents	1,905	(1,308)
Cash and cash equivalents at beginning of the period	1,083	2,499

Cash and cash equivalents at end of the period	$2,988	$1,191

Supplemental Cash Flow Information
Cash paid for interest	$201	$176
Cash paid for income taxes	568	296

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

        On February 27, 2008, Liberty Media Corporation, or Liberty Media, and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in us, which we refer to as the Liberty Transaction. See Note 6, Contingencies—Puerto Rico Condition below for further information regarding an agreement entered into at the close of that transaction. On April 3, 2008, Liberty Media announced that it had purchased an additional 78.3 million shares of our common stock in a private transaction. Currently, Liberty Media owns approximately 52% of our outstanding common stock, however Liberty Media has agreed to limit its voting rights to approximately 47.9%. See our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on May 7, 2008 for further discussion of this agreement.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 25, 2008, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008 and for the quarter ended June 30, 2008 filed with the SEC on August 7, 2008 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        SFAS No. 157 applies under other accounting pronouncements previously issued by the Financial Accounting Standards Board, or FASB, that require or permit fair value measurements. Our adoption of SFAS No. 157 did not have any effect on our consolidated results of operations or financial position.

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

  New Accounting Standards

        At the March 12, 2008 EITF meeting, the SEC Observer announced revisions to Topic D-98 "Classification and Measurement of Redeemable Securities", which provides SEC registrants guidance on the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revised Topic D-98 requires that redeemable minority interests, such as Globo Comunicacoes e Participacoes S.A.'s, or Globo's, redeemable interest described in Note 6 to the Notes to the Consolidated Financial Statements that are redeemable at the option of the holder should be recorded outside of permanent equity at fair value, and the redeemable minority interests should be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a noncontrolling interest from the application of Topic D-98 are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). We are required to apply this guidance no later than our January 1, 2009 adoption of SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51." Our adoption of this guidance will result in us recording the fair value of our redeemable minority interest as of January 1, 2009 with a corresponding adjustment to "Additional paid in capital" in the Consolidated Balance Sheets. Had we adopted this guidance as of September 30, 2008, we would have recorded a $229 million increase to "Minority interest" with a corresponding decrease to "Common stock and additional paid-in-capital" in the Consolidated Balance Sheets.

        In December 2007, the FASB issued SFAS No. 160, which establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No. 160 requires an entity to present minority interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements. We do not expect the adoption of SFAS No. 160 to

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

have any effect on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R will require the acquiring entity to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations, whether partial, full or step acquisitions. Under SFAS No. 141R certain contingent assets and liabilities, as well as contingent consideration, will also be required to be recognized at fair value on the date of acquisition and acquisition related transaction and restructuring costs will be expensed. Additionally, SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of SFAS No. 141R as required, on January 1, 2009 will change the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations and will change the accounting for all business combinations consummated after January 1, 2009.

Note 3: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2008 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of December 31, 2007	$3,032	$637	$3,669
Acquisitions of home service providers	156	—	156
Sky Brazil	—	(39)	(39)

Balance as of September 30, 2008	$3,188	$598	$3,786

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	September 30, 2008			December 31, 2007
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5 WL Orbital license	5	208	$161	47	208	$132	76
Subscriber related	5-10	1,697	1,177	520	1,697	942	755
Dealer network	15	130	77	53	130	71	59
Trade name and other	10-20	102	8	94	95	5	90
Distribution rights	7	334	205	129	334	169	165

Total intangible assets		$2,903	$1,628	$1,275	$2,896	$1,319	$1,577

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Amortization expense	$103	$108	$309	$315

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $103 million in the remainder of 2008; $350 million in 2009; $153 million in 2010; $97 million in 2011; $55 million in 2012; and $85 million thereafter.

Note 4: Borrowings

        The following table sets forth our outstanding borrowings:

	Interest Rates at September 30, 2008	September 30, 2008	December 31, 2007
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	—
Senior secured credit facility, net of unamortized discount of $9 million as of September 30, 2008	5.220%	2,438	1,483
Unamortized bond premium	—	2	2

Total debt		5,850	3,395
Less: current portion of long-term debt		95	48

Long-term debt		$5,755	$3,347

        All of the senior notes and the senior secured credit facility were issued by DIRECTV U.S. The 8.375% senior notes and the 6.375% senior notes are registered under the Securities Act of 1933, as amended.

  2008 Financing Transactions

        In May 2008, DIRECTV U.S. completed financing transactions that included the issuance of senior notes and an amendment to its existing senior secured credit facility as discussed below. We incurred $20 million of debt issuance costs in connection with these transactions.

        DIRECTV U.S. issued $1,500 million in senior notes due in 2016 in a private placement transaction. The eight-year notes bear interest at 7.625%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually commencing November 15, 2008. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, we filed an exchange offer registration statement permitting the existing holders of the senior notes to exchange the original senior notes for registered notes with identical terms, except that the registered notes are registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer. The exchange offer is presently scheduled to expire on November 11, 2008.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        DIRECTV U.S. also amended its senior secured credit facility to include a new $1,000 million Term Loan C, which was issued at a 1% discount, resulting in $990 million of proceeds. Initially, borrowings under Term Loan C bear interest at 5.25%, however the rate is variable based on changes in the London InterBank Offered Rate, or LIBOR. The interest rate may be increased or decreased under certain conditions. The Term Loan C has a final maturity of April 13, 2013, and we began making quarterly principal payments totaling 1% annually on September 30, 2008. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and the assets of its current and certain of its future domestic subsidiaries and is fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries.

  Notes Payable

        The fair value of our 8.375% senior notes was approximately $904 million at September 30, 2008 and approximately $948 million at December 31, 2007. The fair value of our 6.375% senior notes was approximately $879 million at September 30, 2008 and approximately $962 million at December 31, 2007. The fair value of our 7.625% senior notes was approximately $1,371 million at September 30, 2008. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157, on those dates.

  Other

        As a result of our acquisition of Sky Brazil in 2006, we assumed Sky Brazil's $210 million U.S. dollar denominated variable rate bank loan due in August 2007. In January 2007, we paid $210 million to the lending banks, who in turn assigned the loan to a wholly-owned subsidiary of the company. As a result, this loan is no longer outstanding on a consolidated basis.

        Our notes payable and senior secured credit facility mature as follows: $17 million in the remainder of 2008, $108 million in 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012 and $5,296 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2007 and do not currently expect to be required to make a prepayment for the year ending December 31, 2008. The amount of interest accrued related to our outstanding debt was $68 million at September 30, 2008 and $26 million at December 31, 2007.

         Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At September 30, 2008, DIRECTV U.S. was in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur. In September 2008, Liberty Media became the majority owner of our outstanding

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

common stock. There was no ratings decline for the senior notes associated with that event, and DIRECTV U.S. was not required either to offer to redeem any of the senior notes pursuant to their respective indentures or to prepay any of the borrowings under the senior secured credit facility.

Note 5: Capital Lease Obligations

Satellite Leases

        During the first quarter of 2008, Sky Brazil began broadcasting its service on a new satellite, IS 11, pursuant to a satellite transponder capacity agreement, which we are accounting for as a capital lease. The present value of the lease payments at the inception of the 15 year lease term was $247 million. The capitalized value of the satellite has been included in "Satellites, net" in the Consolidated Balance Sheets. The capitalized lease obligations are included in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

        During the third quarter of 2008, DTVLA amended its satellite transponder capacity agreement for the GIIIC satellite, which provides broadcast services to PanAmericana, and was previously classified as an operating lease. The extension of the lease term to December 2020 triggered a reassessment of the lease classification and we determined that we should change the classification of the amended agreement to a capital lease. The present value of the lease payments at the inception of the lease renewal was $333 million. The capitalized value of the satellite is included in "Satellites, net" and the capitalized lease obligation is included in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

        The following table sets forth total minimum lease payments under capital leases along with the present value of the net minimum lease payments as of September 30, 2008:

(Dollars in Millions)
2008	$21
2009	83
2010	79
2011	77
2012	76
Thereafter	661

Total minimum lease payments	997
Less: amount representing interest	405

Present value of net minimum lease payments	$592

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Corporation in which we assumed responsibility for the satisfaction, modification or waiver of the Puerto Rico Condition within the one year period specified by the FCC. As part of this agreement, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

        Although satisfaction of the Puerto Rico Condition may require divestiture of DIRECTV Puerto Rico, we have determined that there is no impairment of the DIRECTV Puerto Rico assets as a result of this agreement, and we will continue to report DIRECTV Puerto Rico as a continuing operation, unless we ultimately sell or deconsolidate it. As of September 30, 2008, DIRECTV Puerto Rico had approximately 158,000 subscribers and, for the quarter then ended, had $33 million of revenues and a $1 million operating profit.

  Redeemable Minority Interest

        In connection with our acquisition of Sky Brazil in 2006, our partner who holds the remaining 25.9% interest, Globo was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined, by mutual agreement or by an outside valuation expert and we have the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of September 30, 2008, we estimate that Globo's 25.9% equity interest in Sky Brazil has a fair value of approximately $300 million to $450 million. We determined the range of fair values using significant unobservable inputs, which are Level 3 inputs under SFAS No. 157.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2008. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

         Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus, the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. Following these decisions, our appeal bond was terminated and $37 million in escrowed royalties were returned to us on June 10, 2008. Initial summary judgment motions on invalidity of additional claims will be submitted December 1, 2008, followed, if necessary, by further proceedings and a trial of remaining issues, which is presently scheduled for October 2009.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2008, the net book value of in-orbit satellites was $2,238 million of which $2,027 million was uninsured.

  Other

        In July 2008, we amended our agreement with Thomson such that the amount of the rebate we can earn from the purchase of set-top receivers was reduced from $57 million to $42 million and in return, we are no longer required to purchase $4 billion in set-top receivers over the contract term. We continue to be obligated to grant Thomson a portion of all set-top receiver purchases. As of September 30, 2008, included in "Accounts receivable, net" and "Investments and other assets" in the Consolidated Balance Sheets is a receivable for $35 million related to this agreement.

Note 7: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

Liberty Media, Liberty Global and Discovery Communications

        As a result of the completion of the Liberty Transaction, beginning February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees, may be considered to be related party transactions as Liberty Media currently owns approximately 52% of our outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of The DIRECTV Group, Inc. and of Liberty Media, has an approximate 23% voting interest in Discovery Communications, Inc., or Discovery Communications, and an approximate 34% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when News Corporation transferred its 41% interest in our common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates are considered related party transactions and reported through February 27, 2008: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        As discussed above in Note 6, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

        The majority of payments under contractual arrangements with Liberty Media, Discovery Communications, Liberty Global and News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

Other

        Other related parties include Globo, which provides programming and advertising to Sky Brazil, and companies in which we hold equity method investments, including Sky Mexico.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$8	$—	$20	$—
Discovery Communications, Liberty Global and affiliates	—	—	4	—
News Corporation and affiliates	—	2	2	12
Other	2	2	6	2

Total	$10	$4	$32	$14

Purchases:
Liberty Media and affiliates	$81	$—	$184	$—
Discovery Communications, Liberty Global and affiliates	55	—	129	—
News Corporation and affiliates	—	231	167	676
Other	105	59	298	157

Total	$241	$290	$778	$833

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	September 30, 2008	December 31, 2007
	(Dollars in Millions)
Accounts receivable	$29	$22
Accounts payable	171	285

        The accounts receivable and accounts payable balances as of September 30, 2008 are primarily related to affiliates of Liberty Media and the accounts receivable and accounts payable balances as of December 31, 2007 are primarily related to affiliates of News Corporation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Shares in Millions)
Common stock options excluded	30	34	30	34

        The following table sets forth comparative information regarding common shares outstanding:

	Nine Months Ended September 30,
	2008	2007
	(Shares in Millions)
Common shares outstanding at January 1	1,148	1,226
Decrease for common shares repurchased and retired	(69)	(67)
Increase for stock options exercised and restricted stock units vested and distributed	7	7

Common shares outstanding at September 30	1,086	1,166

Weighted average number of common shares outstanding	1,131	1,209

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended September 30, 2008:
Basic EPS
Income from continuing operations	$363	1,106	$0.33
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5	—

Diluted EPS
Adjusted income from continuing operations	$363	1,111	$0.33

Three Months Ended September 30, 2007:
Basic EPS
Income from continuing operations	$319	1,182	$0.27
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	8	—

Diluted EPS
Adjusted income from continuing operations	$319	1,190	$0.27

Nine Months Ended September 30, 2008:
Basic EPS
Income from continuing operations	$1,189	1,131	$1.05
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5	—

Diluted EPS
Adjusted income from continuing operations	$1,189	1,136	$1.05

Nine Months Ended September 30, 2007:
Basic EPS
Income from continuing operations	$1,086	1,209	$0.90
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	8	—

Diluted EPS
Adjusted income from continuing operations	$1,086	1,217	$0.90

Note 9: Stockholders' Equity

Share Repurchase Program

        During 2008 and 2007 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in May 2008, and increased authorized share repurchases to $3.0 billion. As of September 30, 2008, we had approximately $1.3 billion remaining under this authorization. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Nine Months Ended September 30,
	2008	2007
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$1,838	$1,546
Average price per share	26.56	23.03
Number of shares repurchased and retired	69	67

        For the nine months ended September 30, 2008, we recorded the $1,838 million in repurchases as a decrease of $572 million to "Common stock and additional paid in capital" and an increase of $1,266 million to "Accumulated deficit" in the Consolidated Balance Sheets. $48 million of the $1,838 million in repurchases during the nine months ended September 30, 2008 were paid for in October 2008.

Accumulated Other Comprehensive Loss

	As of September 30, 2008	As of December 31, 2007
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(43)	$(37)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4)	(4)
Accumulated unrealized gains on securities, net of taxes	7	21
Accumulated foreign currency translation adjustments	(1)	(1)

Total Accumulated Other Comprehensive Loss	$(41)	$(21)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Net income	$363	$319	$1,189	$1,103
Other comprehensive income (loss):
Adjustments to unamortized defined benefit plan amounts, net of taxes	(6)	3	(6)	3
Foreign currency translation adjustments	—	—	—	(1)
Unrealized gains (losses) on securities, net of taxes	(2)	(2)	(14)	11

Other comprehensive income (loss)	(8)	1	(20)	13

Total comprehensive income	$355	$320	$1,169	$1,116

Note 10: Acquisitions and Divestitures

  Home Services Providers

180 Connect.    On July 8, 2008, we acquired 100% of 180 Connect Inc.'s outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of DIRECTV U.S.' home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The September 30, 2008 consolidated financial statements reflect the preliminary allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. Amounts allocated to tangible assets, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of analyses currently in process. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in an increase in goodwill of $141 million during the third quarter of 2008. We are currently evaluating whether the recorded goodwill will be deductible for tax purposes. The purchase price allocation is expected to be completed during the first half of 2009.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth the preliminary allocation of the purchase price to the 180 Connect net assets acquired on July 8, 2008 (dollars in millions):

Total current assets	$21
Property and equipment	16
Goodwill	141

Total assets acquired	$178

Total current liabilities	$79
Other liabilities	8

Total liabilities assumed	$87

Net assets acquired	$91

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of The DIRECTV Group and 180 Connect for 2008 and 2007 as if the acquisition had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had 180 Connect operated as part of us for each of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,981	$4,327	$14,379	$12,370
Net Income	363	306	1,147	1,072
Basic Earnings Per Common Share	0.33	0.26	1.01	0.89
Diluted Earnings Per Common Share	0.33	0.26	1.01	0.88

         Other.    In August 2008, we paid $11 million in cash to purchase certain assets and we assumed certain liabilities of another home service provider for DIRECTV U.S. We accounted for the acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. Amounts allocated to tangible assets, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of analyses currently in process. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in an increase in goodwill of $15 million during the third quarter of 2008. We expect the recorded goodwill to be deductible for tax purposes. The purchase price allocation is expected to be completed during the first half of 2009.

  Investments

        During the nine months ended September 30, 2008, we paid $99 million in cash to acquire equity method investments and $7 million in cash for other investments.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended:
September 30, 2008
Revenues	$4,324	$658	$(1)	$4,981

Operating profit (loss)	$532	$142	$(16)	$658
Add: Depreciation and amortization expense	528	66	—	594

Operating profit (loss) before depreciation and amortization(1)	$1,060	$208	$(16)	$1,252

September 30, 2007
Revenues	$3,885	$442	$—	$4,327

Operating profit (loss)	$538	$46	$(18)	$566
Add: Depreciation and amortization expense	378	59	1	438

Operating profit (loss) before depreciation and amortization(1)	$916	$105	$(17)	$1,004

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Nine Months Ended:
September 30, 2008
Revenues	$12,569	$1,811	$(1)	$14,379

Operating profit (loss)	$1,842	$322	$(48)	$2,116
Add: Depreciation and amortization expense	1,493	185	(3)	1,675

Operating profit (loss) before depreciation and amortization(1)	$3,335	$507	$(51)	$3,791

September 30, 2007
Revenues	$11,150	$1,220	$—	$12,370

Operating profit (loss)	$1,826	$103	$(60)	$1,869
Add: Depreciation and amortization expense	1,021	177	—	1,198

Operating profit (loss) before depreciation and amortization(1)	$2,847	$280	$(60)	$3,067

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

(Unaudited)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,252	$1,004	$3,791	$3,067
Depreciation and amortization	594	438	1,675	1,198

Operating profit	658	566	2,116	1,869
Interest income	27	25	64	96
Interest expense	(103)	(61)	(248)	(176)
Other, net	11	10	29	27

Income from continuing operations before income taxes and minority interests	593	540	1,961	1,816
Income tax expense	(195)	(220)	(712)	(723)
Minority interests in net earnings of subsidiaries	(35)	(1)	(60)	(7)

Income from continuing operations	363	319	1,189	1,086
Income from discontinued operations, net of taxes	—	—	—	17

Net income	$363	$319	$1,189	$1,103

* * *

THE DIRECTV GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 25, 2008, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008, and for the quarter ended June 30, 2008 filed with the SEC on August 7, 2008, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

THE DIRECTV GROUP, INC.
SUMMARY DATA
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$4,981	$4,327	$14,379	$12,370
Total operating costs and expenses	4,323	3,761	12,263	10,501

Operating profit	658	566	2,116	1,869
Other expenses	(65)	(26)	(155)	(53)

Income from continuing operations before income taxes and minority interests	593	540	1,961	1,816
Income tax expense	(195)	(220)	(712)	(723)
Minority interests in net earnings of subsidiaries	(35)	(1)	(60)	(7)

Income from continuing operations	363	319	1,189	1,086
Income from discontinued operations, net of taxes	—	—	—	17

Net income	$363	$319	$1,189	$1,103

Basic and diluted earnings per common share:
Income from continuing operations	$0.33	$0.27	$1.05	$0.90
Income from discontinued operations, net of taxes	—	—	—	0.01

Basic and diluted earnings per common share	$0.33	$0.27	$1.05	$0.91

Weighted average number of common shares outstanding (in millions)
Basic	1,106	1,182	1,131	1,209
Diluted	1,111	1,190	1,136	1,217

	September 30, 2008	December 31, 2007
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,988	$1,083
Total current assets	5,022	3,146
Total assets	17,515	15,063
Total current liabilities	3,387	3,434
Long-term debt	5,755	3,347
Minority interest	71	11
Total stockholders' equity	5,925	6,302

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SUMMARY DATA—(continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$658	$566	$2,116	$1,869
Add: Depreciation and amortization expense	594	438	1,675	1,198

Operating profit before depreciation and amortization	$1,252	$1,004	$3,791	$3,067

Operating profit before depreciation and amortization margin(1)	25.1%	23.2%	26.4%	24.8%
Cash flow information
Net cash provided by operating activities	$868	$788	$2,821	$2,644
Net cash used in investing activities	(634)	(661)	(1,738)	(2,183)
Net cash provided by (used in) financing activities	(1,083)	(874)	822	(1,769)
Free cash flow(2)
Net cash provided by operating activities	$868	$788	$2,821	$2,644
Less: Cash paid for property and equipment	(521)	(669)	(1,480)	(1,903)
Less: Cash paid for satellites	(15)	(37)	(92)	(149)

Free cash flow	$332	$82	$1,249	$592

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

  We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected operating profit before depreciation and amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization expense. Our management believes this is useful given the significant variation in depreciation and amortization

THE DIRECTV GROUP, INC.

SUMMARY DATA—(continued)

(Unaudited)

  expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

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

THE DIRECTV GROUP, INC.

SUMMARY DATA—(concluded)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended: September 30, 2008
Revenues	$4,324	$658	$(1)	$4,981
% of total revenue	86.8%	13.2%	—	100.0%
Operating profit (loss)	$532	$142	$(16)	$658
Add: Depreciation and amortization expense	528	66	—	594

Operating profit (loss) before depreciation and amortization	$1,060	$208	$(16)	$1,252

Operating profit before depreciation and amortization margin	24.5%	31.6%	N/A	25.1%
Capital expenditures	$418	$110	$8	$536
September 30, 2007
Revenues	$3,885	$442	$—	$4,327
% of total revenue	89.8%	10.2%	—	100.0%
Operating profit (loss)	$538	$46	$(18)	$566
Add: Depreciation and amortization expense	378	59	1	438

Operating profit (loss) before depreciation and amortization	$916	$105	$(17)	$1,004

Operating profit before depreciation and amortization margin	23.6%	23.8%	N/A	23.2%
Capital expenditures	$608	$96	$2	$706

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Nine Months Ended: September 30, 2008
Revenues	$12,569	$1,811	$(1)	$14,379
% of total revenue	87.4%	12.6%	—	100.0%
Operating profit (loss)	$1,842	$322	$(48)	$2,116
Add: Depreciation and amortization expense	1,493	185	(3)	1,675

Operating profit (loss) before depreciation and amortization	$3,335	$507	$(51)	$3,791

Operating profit before depreciation and amortization margin	26.5%	28.0%	N/A	26.4%
Capital expenditures	$1,240	$322	$10	$1,572
September 30, 2007
Revenues	$11,150	$1,220	$—	$12,370
% of total revenue	90.1%	9.9%	—	100.0%
Operating profit (loss)	$1,826	$103	$(60)	$1,869
Add: Depreciation and amortization expense	1,021	177	—	1,198

Operating profit (loss) before depreciation and amortization	$2,847	$280	$(60)	$3,067

Operating profit before depreciation and amortization margin	25.5%	23.0%	N/A	24.8%
Capital expenditures	$1,784	$237	$31	$2,052

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

         DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of direct-to-home digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of September 30, 2008, DIRECTV U.S. had approximately 17.3 million subscribers.

        DIRECTV U.S. currently broadcasts from a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. DIRECTV 12 is under construction and is expected to be ready for launch in the second half of 2009.

         DIRECTV Latin America.    DIRECTV Latin America is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil, and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of September 30, 2008, PanAmericana had approximately 2.1 million subscribers, Sky Brazil had approximately 1.6 million subscribers and Sky Mexico had approximately 1.7 million subscribers.

SIGNIFICANT TRANSACTIONS

Financing Transactions

        In May 2008, DIRECTV U.S. issued $1.5 billion in senior notes and amended its senior secured credit facility to include a new $1.0 billion Term Loan C. The senior notes bear interest at a rate of 7.625% and the principal balance is due in May 2016. The Term Loan C currently bears interest at a weighted average rate of 5.60% and was issued at a 1% discount. Principal payments on the Term Loan C began on September 30, 2008. The principal is payable in installments with the final installment due in April 2013.

Acquisitions

180 Connect

        On July 8, 2008, we acquired 100% of 180 Connect's outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of DIRECTV U.S.' home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

Investments

        During the nine months ended September 30, 2008, we paid $99 million in cash to acquire equity method investments and $7 million in cash for other investments.

THE DIRECTV GROUP, INC.

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

LEASE PROGRAM

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program implemented in 2006 for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capitalized subscriber leased equipment:	2008	2007	2008	2007
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$151	$220	$432	$580
Subscriber leased equipment—upgrade and retention	128	197	373	579

Total subscriber leased equipment capitalized	$279	$417	$805	$1,159

Depreciation expense—subscriber leased equipment	$287	$177	$789	$434

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

THE DIRECTV GROUP, INC.

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

THE DIRECTV GROUP, INC.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Consolidated Results of Operations

         Revenues.    The following table presents our revenues by segment:

	Three Months Ended September 30,		Change
Revenues By Segment:	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$4,324	$3,885	$439	11.3%
DIRECTV Latin America	658	442	216	48.9%
Corporate and Other	(1)	—	(1)	—

Total revenues	$4,981	$4,327	$654	15.1%

        The increase in our total revenues was due to higher ARPU and subscriber growth at DIRECTV U.S. and DIRECTV Latin America. We discuss the changes for each of our segments in more detail below.

         Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Three Months Ended September 30,		Change
Operating profit (loss) before depreciation and amortization:	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,060	$916	$144	15.7%
DIRECTV Latin America	208	105	103	98.1%
Corporate and Other	(16)	(17)	1	(5.9)%

Total operating profit before depreciation and amortization	$1,252	$1,004	$248	24.7%

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, partially offset by higher subscriber acquisition and general and administrative expense at both DIRECTV U.S. and DIRECTV Latin America. We discuss the changes for each of our segments in more detail below.

         Operating profit.    The following table presents our operating profit (loss) by segment:

	Three Months Ended September 30,		Change
Operating profit (loss):	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$532	$538	$(6)	(1.1)%
DIRECTV Latin America	142	46	96	208.7%
Corporate and Other	(16)	(18)	2	(11.1)%

Total operating profit	$658	$566	$92	16.3%

        The increase in our operating profit was primarily due to the increase in operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense from

THE DIRECTV GROUP, INC.

the continued capitalization of set-top receivers under the DIRECTV U.S. lease program. We discuss the changes for each of our segments in more detail below.

         Other expenses, net.    The following table presents our other expenses, net:

	Three Months Ended September 30,		Change
	2008	2007	$
	(Dollars in Millions)
Interest income	$27	$25	$2
Interest expense	(103)	(61)	(42)
Other, net	11	10	1

Total other expenses, net	$(65)	$(26)	$(39)

        The increase in interest income was due to our higher average cash balance partially offset by lower average interest rates. The increase in interest expense was from an increase in the average debt balance and lower capitalization of interest costs compared to the third quarter of 2007, partially offset by lower average interest rates. We capitalized $4 million of interest costs in the third quarter of 2008 and $11 million in the third quarter of 2007. The reduction in the capitalization of interest costs was due to the successful completion and launch of the DIRECTV 10 and DIRECTV 11 satellites.

         Income tax expense.    We recognized income tax expense of $195 million for the third quarter of 2008 and $220 million for the third quarter of 2007. Income tax expense in the third quarter of 2008 decreased primarily due to a $19 million tax benefit relating to the partial reversal of a valuation allowance on deferred tax assets of Sky Brazil.

         Minority interests in net earnings of subsidiaries.    We recognized minority interest in net earnings of subsidiaries of $35 million for the third quarter of 2008 and $1 million for the third quarter of 2007. Minority interest in the third quarter of 2008 increased due to higher net income and the reversal of a $19 million valuation allowance on deferred tax assets at Sky Brazil wholly attributable to the minority interest holder.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of September 30,		Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$4,324	$3,885	$439	11.3%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,841	1,657	184	11.1%
Subscriber service expenses	296	291	5	1.7%
Broadcast operations expenses	71	56	15	26.8%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	565	498	67	13.5%
Upgrade and retention costs	260	268	(8)	(3.0)%
General and administrative expenses	231	199	32	16.1%
Depreciation and amortization expense	528	378	150	39.7%

Total operating costs and expenses	3,792	3,347	445	13.3%

Operating profit	$532	$538	$(6)	(1.1)%

Other Data:
Operating profit before depreciation and amortization	$1,060	$916	$144	15.7%
Total number of subscribers (000's)	17,320	16,556	764	4.6%
ARPU	$83.59	$78.79	$4.80	6.1%
Average monthly subscriber churn %	1.64%	1.61%	—	1.9%
Gross subscriber additions (000's)	1,002	1,032	(30)	(2.9)%
Net subscriber additions (000's)	156	240	(84)	(35.0)%
Subscriber disconnections (000's)	846	792	54	6.8%
Average subscriber acquisition costs—per subscriber (SAC)	$715	$696	$19	2.7%

         Subscribers.    In the third quarter of 2008, gross subscriber additions decreased compared to the third quarter of 2007 primarily due to the termination of the previous AT&T distribution agreement on April 1, 2008, partially offset by increased sales in our retail and direct sales channels. The increase in churn was primarily due to a more challenging economic and competitive environment. Net subscriber additions decreased due to lower gross subscriber additions and a larger number of subscriber disconnections.

         Revenues.    DIRECTV U.S.' revenues increased as of result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages and higher HD and DVR service fees.

         Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and higher general and administrative costs.

THE DIRECTV GROUP, INC.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers in the third quarter of 2008 as compared to the third quarter of 2007 and new channel launches. Broadcast operations expense increased in the third quarter of 2008 as compared to the third quarter 2007 due primarily to costs to support new HD local channel markets and an increase in labor expenses to support advanced services, HD enhancements and video-on-demand.

        Subscriber acquisition costs increased due to higher direct sales and national marketing costs, higher dealer incentives, and increased installation costs driven by increasing subscriber demand for advanced services. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher direct sales and national marketing costs, higher dealer incentives and an increase in installation costs due to an increase in subscribers taking advanced services, partially offset by lower set-top receiver manufacturing costs.

        General and administrative expenses increased in the third quarter of 2008 primarily due to a charge associated with a legal settlement, an increase in labor and benefit costs and an increase in bad debt expense associated with higher revenues in 2008.

         Operating profit.    The decrease in operating profit was primarily due to higher operating profit before depreciation and amortization, more than offset by higher depreciation and amortization expense in the third quarter of 2008 resulting from the capitalization of set-top receivers under the lease program.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of September 30,		Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$658	$442	$216	48.9%
Operating profit before depreciation and amortization	208	105	103	98.1%
Operating profit	142	46	96	208.7%
Other data:
ARPU	$59.32	$48.84	$10.48	21.5%
Average monthly subscriber churn %	2.13%	1.41%	—	51.1%
Total number of subscribers (000's)(1)	3,734	3,092	642	20.8%
Gross subscriber additions (000's)	315	289	26	9.0%
Net subscriber additions (000's)	79	161	(82)	(50.9)%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico service. Net subscriber additions as well as churn exclude the effect of the migration of approximately 4,000 subscribers from Central America to Sky Mexico in the third quarter of 2008 and approximately 9,000 in the third quarter of 2007.

        The decrease in net subscriber additions is primarily due to higher churn across the region of 2.13% partially offset by higher gross subscriber additions, mainly in Argentina and Brazil. The increase in churn was primarily due to an approximate 57,000 subscriber adjustment at Sky Brazil as a result of

THE DIRECTV GROUP, INC.

the inconsistent application of our churn policies in previous periods. Excluding this subscriber adjustment in the third quarter of 2008, churn would have been 1.60%, which is higher than the third quarter of 2007 primarily due to higher churn in PanAmericana related to our prepaid business in Venezuela and competition across the region.

        Revenues increased primarily due to strong subscriber and ARPU growth. ARPU increased mainly due to favorable exchange rates in Brazil, as well as strong ARPU growth in the region, particularly in Argentina, Venezuela and Brazil.

        The higher operating profit before depreciation and amortization is primarily due to the gross profit generated from the higher revenues, partially offset by increased general and administrative expense due to currency related transaction fees, an increase in subscriber acquisition costs primarily due to the increase in gross additions and increased costs related to exchange rate appreciation.

        The higher operating profit was primarily due to the increase in operating profit before depreciation and amortization.

Corporate and Other

        Operating loss from Corporate and Other decreased to $16 million in the third quarter of 2008 from $18 million in the third quarter of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Consolidated Results of Operations

         Revenues.    The following table presents our revenues by segment:

	Nine Months Ended September 30,		Change
Revenues By Segment:	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$12,569	$11,150	$1,419	12.7%
DIRECTV Latin America	1,811	1,220	591	48.4%
Corporate and Other	(1)	—	(1)	—

Total revenues	$14,379	$12,370	$2,009	16.2%

        The increase in our total revenues was due to higher ARPU and subscriber growth at DIRECTV U.S. and DIRECTV Latin America. We discuss the changes for each of our segments in more detail below.

         Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Nine Months Ended September 30,		Change
Operating profit (loss) before depreciation and amortization:	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,335	$2,847	$488	17.1%
DIRECTV Latin America	507	280	227	81.1%
Corporate and Other	(51)	(60)	9	15.0%

Total operating profit before depreciation and amortization	$3,791	$3,067	$724	23.6%

THE DIRECTV GROUP, INC.

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, partially offset by higher subscriber acquisition, upgrade and retention and general and administrative costs at both DIRECTV U.S. and DIRECTV Latin America. We discuss the changes for each of our segments in more detail below.

         Operating profit.    The following table presents our operating profit (loss) by segment:

	Nine Months Ended September 30,		Change
Operating profit (loss):	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,842	$1,826	$16	0.9%
DIRECTV Latin America	322	103	219	212.6%
Corporate and Other	(48)	(60)	12	(20.0)%

Total operating profit	$2,116	$1,869	$247	13.2%

        The increase in our operating profit was primarily due to the increase in operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense due to the DIRECTV U.S.' lease program. We discuss the changes for each of our segments in more detail below.

         Other expenses, net.    The following table presents our other expenses, net:

	Nine Months Ended September 30,		Change
	2008	2007	$
	(Dollars in Millions)
Interest income	$64	$96	$(32)
Interest expense	(248)	(176)	(72)
Other, net	29	27	2

Total other expenses, net	$(155)	$(53)	$(102)

        The decrease in interest income was due to lower average interest rates, partially offset by our higher average cash balance. The increase in interest expense was from an increase in the average debt balance compared to 2007 and lower capitalization of interest cost in 2008. We capitalized $13 million of interest costs in 2008 and $40 million in 2007. The reduction in the capitalization of interest costs was due to the successful completion and launch of the DIRECTV 10 and DIRECTV 11 satellites.

         Income Tax Expense.    We recognized income tax expense of $712 million in 2008 compared to income tax expense of $723 million in 2007. The decrease in income tax expense in 2008 is primarily attributable to a $13 million tax benefit recorded due to the expiration of the statute of limitations for a former foreign subsidiary and $28 million of benefits recorded due to the partial reversal of valuation allowances on deferred tax assets of foreign subsidiaries partially offset by an increase in income tax expense due to the increase in income before income taxes and minority interest.

         Minority interests in net earnings of subsidiaries.    We recognized minority interest in net earnings of subsidiaries of $60 million during the nine months ended September 30, 2008 and $7 million during the nine months ended September 30, 2007. Minority interest in the nine months ending September 30,

THE DIRECTV GROUP, INC.

2008 increased due to higher net income and the reversal of a $19 million valuation allowance on deferred tax assets at Sky Brazil.

         Income from discontinued operations, net of taxes.    During 2007, we recorded a $17 million reduction to our unrecognized tax benefits in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations as a result of a settlement of a foreign withholding dispute from a previously divested business.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Nine Months Ended and As of September 30,		Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$12,569	$11,150	$1,419	12.7%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	5,216	4,653	563	12.1%
Subscriber service expenses	839	852	(13)	(1.5)%
Broadcast operations expenses	197	161	36	22.4%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,602	1,377	225	16.3%
Upgrade and retention costs	724	691	33	4.8%
General and administrative expenses	656	569	87	15.3%
Depreciation and amortization expense	1,493	1,021	472	46.2%

Total operating costs and expenses	10,727	9,324	1,403	15.0%

Operating profit	$1,842	$1,826	$16	0.9%

Other Data:
Operating profit before depreciation and amortization	$3,335	$2,847	$488	17.1%
Total number of subscribers (000's)(1)	17,320	16,556	764	4.6%
ARPU	$81.73	$76.22	$5.51	7.2%
Average monthly subscriber churn %	1.50%	1.54%	—	(2.6)%
Gross subscriber additions (000's)	2,860	2,861	(1)	NM *
Net subscriber additions (000's)	560	603	(43)	(7.1)%
Subscriber disconnections (000's)	2,300	2,258	42	1.9%
Average subscriber acquisition costs—per subscriber (SAC)	$711	$684	$27	3.9%

(1)
As discussed above in "Key Terminology," during the nine months ended September 30, 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

*
Percentage not meaningful.

THE DIRECTV GROUP, INC.

         Subscribers.    Gross subscriber additions in 2008 were relatively unchanged compared to 2007 due to higher demand for HD and DVR services and increased sales in our direct sales and retail channels, offset by the termination of the previous AT&T distribution agreement on April 1, 2008. Average monthly subscriber churn decreased primarily due to an increase in the number of subscribers with advanced products, as well as the effect of more stringent credit policies. Net subscriber additions decreased due to a larger number of subscriber disconnections.

         Revenues.    DIRECTV U.S.' revenues increased as of result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from annual price increases on programming packages, an increase in HD and DVR service fees, and an increase in lease fees due to a higher average number of receivers per subscriber.

         Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services, and increased general and administrative costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers in 2008 and new channel launches. Subscriber service expenses decreased in 2008 primarily due to improved performance at customer call centers. Broadcast operations expenses increased primarily due to costs to support new HD local channel markets, and an increase in labor expenses to support advanced services, HD enhancements and video-on-demand.

        Subscriber acquisition costs increased due to higher direct sales and national marketing costs, higher dealer incentives and increased installation costs driven by increasing subscriber demand for advanced services. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher direct sales and national marketing costs, higher dealer incentives and increased installation costs driven by increasing subscriber demand for advanced services, partially offset by lower set-top receiver manufacturing costs.

        Upgrade and retention costs increased in 2008 due to an increase in upgrades to advanced services and higher upgrade and retention marketing costs.

        General and administrative expenses increased in 2008 primarily due to a $25 million one-time gain recognized in the second quarter of 2007 related to hurricane insurance recoveries, a $14 million charge for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our home service providers that ceased operations, a charge associated with a legal settlement and an increase in labor and benefit costs.

         Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2008 resulting from the capitalization of set-top receivers under the lease program.

THE DIRECTV GROUP, INC.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Nine Months Ended and As of September 30,		Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,811	$1,220	$591	48.4%
Operating profit before depreciation and amortization	507	280	227	81.1%
Operating profit	322	103	219	212.6%
Other data:
ARPU	$56.88	$46.98	$9.90	21.1%
Average monthly subscriber churn %	1.85%	1.40%	—	32.1%
Total number of subscribers (000's)(1)	3,734	3,092	642	20.8%
Gross subscriber additions (000's)	1,052	753	299	39.7%
Net subscriber additions (000's)	463	390	73	18.7%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico service. Net subscriber additions as well as churn exclude the effect of the migration of approximately 8,000 subscribers from Central America to Sky Mexico in 2008 and approximately 9,000 in 2007.

        The increase in net subscriber additions was due to higher gross subscriber additions mainly in Brazil, Argentina and Venezuela, partially offset by higher churn of 1.85% in the region. The increase in churn was due to an approximate 57,000 subscriber adjustment at Sky Brazil as a result of the inconsistent application of our churn policies in previous periods and a 21,000 subscriber adjustment in Brazil identified as part of the completion of the integration of the Sky Brazil and DIRECTV Brazil businesses. Excluding these subscriber adjustments in the current year, churn would have been 1.59%, which is higher than the prior year period primarily due to higher churn in PanAmericana related to our prepaid business and competition across the region.

        Revenues increased primarily due to strong subscriber and ARPU growth. ARPU increased mainly due to favorable exchange rates in Brazil, the benefits from the merger with Sky Brazil as well as strong ARPU growth in PanAmericana, particularly in Venezuela and Argentina.

        The higher operating profit before depreciation and amortization is primarily due to the gross profit generated from the higher revenues, partially offset by higher general and administrative expense due to $28 million in currency related transaction fees, an increase in subscriber acquisition costs mostly due to the increase in gross additions and increased costs related to exchange rate appreciation.

        The higher operating profit was primarily due to the increase in operating profit before depreciation and amortization.

Corporate and Other

        Operating loss from Corporate and Other decreased to $48 million in 2008 from $60 million in 2007.

THE DIRECTV GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2008, our cash and cash equivalents totaled $3.0 billion compared with $1.1 billion at December 31, 2007. The $1.9 billion increase resulted primarily from the $2.5 billion of net cash proceeds from the issuance of senior notes and borrowings under our senior secured credit facility which were completed in May 2008 as described in Note 4 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, $2.8 billion of cash provided by operating activities and a $160 million capital contribution, partially offset by $1.6 billion of cash paid for the acquisition of satellites, property and equipment, $1.8 billion in cash used for the repurchase of shares and $203 million of cash paid for investments.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.48 at September 30, 2008 compared to 0.92 at December 31, 2007. The increase in our current ratio during the nine months ended September 30, 2008 was primarily due to the change in our cash and cash equivalents balance discussed above.

        As of September 30, 2008, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility, which is available until 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        During 2008 and 2007 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in May 2008 and increased authorized share repurchases to $3.0 billion. As of September 30, 2008, we had approximately $1.3 billion remaining under this authorization. During the nine months ended September 30, 2008, we repurchased and retired 69.2 million shares for $1.8 billion, at an average price of $26.56. We may make purchases under this program in the open market, through negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. Additional borrowings, which may include borrowings under the $500 million DIRECTV U.S. revolving credit facility, may be required to fund strategic investment opportunities should they arise. Also, as discussed in Note 6 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brazil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both. In addition, we have approximately $61 million of cash on deposit at our Venezuelan subsidiary that is subject to exchange controls that limit our ability to transfer the cash outside of Venezuela. Venezuelan deposits are denominated in bolivars and translated at the official exchange rate.

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

THE DIRECTV GROUP, INC.

the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 8 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2007 Form 10-K.

Borrowings

        At September 30, 2008, we had $5,850 million in total outstanding borrowings, bearing a weighted average interest rate of 6.52%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 8 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2007 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $17 million in the remainder of 2008, $108 million in 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012 and $5,296 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2007 and we do not currently expect to be required to make a prepayment for the year ending December 31, 2008.

         Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At September 30, 2008, DIRECTV U.S. was in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur. In September 2008, Liberty Media became the majority owner of our outstanding common stock. There was no ratings decline for the senior notes associated with that event, and DIRECTV U.S. was not required either to offer to redeem the senior notes pursuant to their respective indentures or to prepay any of the borrowings under the senior secured credit facility.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of September 30, 2008, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2007.

	Payments Due By Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 4)(a)	$8,207	$138	$1,169	$840	$6,060
Purchase obligations(b)	3,862	330	2,411	943	178
Operating lease obligations(c)	279	11	81	68	119
Capital lease obligations (Note 5)	997	21	162	154	660
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)(e)	229	19	163	47	—

Total	$13,574	$519	$3,986	$2,052	$7,017

(a)
Long-term debt obligations include interest calculated based on the rates in effect at September 30, 2008, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

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

THE DIRECTV GROUP, INC.

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $413 million as of September 30, 2008. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

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

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes and New Standards," see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

* * *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the nine months ended September 30, 2008. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

* * *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

THE DIRECTV GROUP, INC.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2008 or subsequent thereto, but before the filing of this report, are summarized below:

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

         Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus, the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. Following these decisions, our appeal bond was terminated and $37 million in escrowed royalties were returned to us on June 10, 2008. Initial summary judgment motions on invalidity of additional claims will be submitted December 1, 2008, followed, if necessary, by further proceedings and a trial of remaining issues, which is presently scheduled for October 2009.

         SuperGuide Corporation.    On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc., DIRECTV Operations, LLC, and The DIRECTV Group, Inc., Thomson Inc., and EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation. The action alleges infringement of three U.S. patents and seeks unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserted to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. In August 2005, the Court granted summary judgment on two of the patents, dismissing the claims of infringement relating to them with prejudice, leaving only one patent at issue which expired in 2005.

THE DIRECTV GROUP, INC.

After a bench trial, on July 19, 2007 the Court entered judgment denying Gemstar's assertion and holding that SuperGuide has the relevant rights relating to the remaining patent. Proceedings regarding the remaining patent were then initiated. In October 2008, DIRECTV and Thomson agreed with SuperGuide to settle the case, and we expect to be dismissed from the case in the fourth quarter of 2008.

         Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees DIRECTV assesses its customers when they do not fulfill their programming commitments. There are several lawsuits currently pending—some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. Each of the lawsuits is at an early stage. Where possible, we are moving to compel these cases to arbitration in accordance with our Customer Agreement, but in states such as California where the enforceability of the arbitration provision is limited, we intend to defend against these allegations in court. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

         Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previously reported legal proceedings were terminated during the third quarter ended September 30, 2008.

ITEM 1A. RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Share Repurchase Program

        During 2008 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in May 2008 and increased our share repurchase program to $3.0 billion. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, subject to market conditions. The program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        During the nine months ended September 30, 2008, we repurchased and retired 69 million shares for $1,838 million, at an average price of $26.56. To date, no plans or programs for the purchase of our stock have been terminated prior to expiration.

THE DIRECTV GROUP, INC.

        A summary of the repurchase activity for the three months ended September 30, 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
July 1—31, 2008	13	$25.92	13	$2,029
August 1—31, 2008	11	27.82	11	1,727
September 1—30, 2008	15	26.30	15	1,334

Total	39	26.59	39	1,334

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
10.1	Employment Agreement dated as of October 30, 2008, between Patrick T. Doyle and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed on November 5, 2008).
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**
Filed herewith.

*  *  *

THE DIRECTV GROUP, INC.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: November 6, 2008	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Executive Vice President and Chief Financial Officer)

QuickLinks

THE DIRECTV GROUP, INC.
THE DIRECTV GROUP, INC.
PART I—FINANCIAL INFORMATION
THE DIRECTV GROUP, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
THE DIRECTV GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THE DIRECTV GROUP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THE DIRECTV GROUP, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded) (Unaudited)
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
SIGNATURE