Form 10-K
period 2008-12-31
DIRECTV GROUP INC
filed 2009-02-27
CIK 944868

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of June 30, 2008, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $14,919,056,948. This amount excludes Liberty Media Corporation's approximately 49% ownership interest in our outstanding common stock as of such date.

         As of February 23, 2009, the registrant had outstanding 1,017,293,625 shares of common stock.

         Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
The DIRECTV Group, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement for Annual Meeting of Stockholders to be held on June 2, 2009	Part I, Item 5 Part III, Items 10 through 14

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

THE DIRECTV GROUP, INC.

PART I

ITEM 1.    BUSINESS

        The DIRECTV Group, Inc., which we refer to as The DIRECTV Group, the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America. Our two business segments, DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location, are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of December 31, 2008, DIRECTV U.S. had over 17.6 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC; our 74% owned subsidiary, Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of December 31, 2008, PanAmericana had approximately 2.2 million subscribers, Sky Brazil had approximately 1.6 million subscribers and Sky Mexico had approximately 1.8 million subscribers.

        On February 27, 2008, Liberty Media Corporation, or Liberty Media, and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in us, which we refer to as the Liberty Transaction. On April 3, 2008, Liberty Media announced that it had purchased an additional 78.3 million shares of our common stock in a private transaction. Currently, Liberty Media owns approximately 53.6% of our outstanding common stock, however Liberty Media has agreed to limit its voting rights to approximately 47.9%.

        In January 2009, Liberty Media filed with the Securities and Exchange Commission, or SEC, a preliminary proxy statement requesting shareholder approval for a redemption proposal which would allow Liberty Media to redeem a portion of the outstanding shares of its Liberty Entertainment common stock, a tracking stock, using shares of a newly formed, wholly owned subsidiary of Liberty Media, Liberty Entertainment, Inc., or LEI. As described further in the proxy statement, LEI would hold Liberty Media's approximately 54% interest in The DIRECTV Group, a 100% interest in each of FUN Technologies, Inc. and Liberty Sports Holdings LLC, a 73% interest in PicksPal, Inc., a 50% interest in GSN, LLC and up to $300 million in cash and cash equivalents, together with $2 billion of indebtedness, and an associated equity collar relating to The DIRECTV Group share acquisition in April 2008. The redemption proposal is subject to the satisfaction of various conditions including, but not limited to, an effective registration statement, the receipt of a tax ruling and applicable shareholder approvals. Successful implementation of the redemption proposal will result in the split-off of LEI as a separately traded public company.

        We were incorporated in Delaware in 1977, and our common stock trades on the The NASDAQ Global Select Market under the ticker symbol "DTV."

DIRECTV U.S.

        Through DIRECTV U.S., we provide over 17.6 million subscribers with access to hundreds of channels of digital-quality video pictures and CD-quality audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites.

THE DIRECTV GROUP, INC.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry. We currently distribute more than 2,000 digital video and audio channels, including about 200 basic entertainment and music channels, 40 premium movie channels, over 50 regional and specialty sports networks, over 125 Spanish and other foreign language special interest channels, over 31 pay-per-view movie and event choices, and about 130 national high-definition, or HD, television channels. Although we distribute more than 1,500 local channels—over 500 in high-definition—a subscriber generally receives only the local channels in the subscriber's home market. As of December 31, 2008, we provided local channel coverage in standard definition to approximately 150 markets, covering about 95% of U.S. television households. In addition, we provided HD local channels in 119 markets representing approximately 89% of U.S. TV households. With the expected launch of an additional satellite in the second half of 2009, we expect to further expand our offering of HD channels.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the largest selection of NFL games available each Sunday during the regular season. Under our contract with the NFL, we have exclusive rights to provide this service through the 2010 season, including rights to provide related HD, interactive and mobile services.

        To subscribe to the DIRECTV® service, subscribers acquire receiving equipment from either us, our national retailers, independent satellite television retailers or dealers, or regional telephone companies, which we refer to as telcos. Most set-top receivers provided to new and existing subscribers are leased subsequent to the introduction of a lease program on March 1, 2006. The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a DIRECTV® System. After acquiring and installing a DIRECTV System, subscribers activate the DIRECTV service by contacting us and subscribing to one of our programming packages.

Key Strengths

  •
  Large Subscriber Base.  We are the largest provider of DTH digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. We believe that our large subscriber base provides us with the opportunity to obtain programming on favorable terms and secure unique and exclusive programming. We also believe that our large subscriber base contributes to achieving other economies of scale in areas such as DIRECTV System equipment purchasing, customer service, installation and repair service, broadcast operations and general and administrative services.

  •
  Leading Brand Name.  Results from a study we commissioned in 2008 indicated that 92% of consumers in the United States recognized the DIRECTV brand name. We believe the strength of our brand name is an important factor in our ability to attract new subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.  As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package and international programming. In addition, we have a substantial amount of capacity in the Ka-Band spectrum which enables us to offer the most extensive national HD programming currently available in the industry.

THE DIRECTV GROUP, INC.

  •
  High-Quality Digital Picture and Sound, Including HD Programming.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound. We believe this compares favorably with cable providers that frequently offer popular programming in an analog format and offer a selection of digital channels for an additional fee. In addition, we believe we currently offer the nation's most comprehensive selection of HD channels.

  •
  Strong Customer Service.  We have attained top rankings in customer satisfaction studies for our industry. For example, we have been rated ahead of every major cable company in customer service for eight consecutive years in the American Customer Satisfaction Index, conducted by the University of Michigan Business School. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

  •
  Valuable Orbital Slots and Satellite-Based Technology.  We believe our regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain our position as one of the leading companies in the MVPD industry. The Federal Communications Commission, or FCC, has designated three direct broadcast satellite, or DBS, orbital slots in the Ku-Band spectrum that provide full coverage across the 48 contiguous states of the United States, often referred to as CONUS coverage. Within these three orbital slots, there are 96 assigned DBS frequencies. We hold licenses to broadcast our services from 46 of these 96 DBS frequencies. The FCC is currently considering licensing additional DBS slots for satellites that are sometimes referred to as "tweeners" which would provide CONUS coverage. See "Government Regulation—FCC Regulation Under the Communications Act and Related Acts" and "Risk Factors—The ability to maintain FCC licenses and other regulatory approvals is critical to our business" for more information related to these types of slots and satellites.

    In addition, we hold licenses in three orbital slots (99° west longitude, or WL, 101° WL, and 103° WL) in the Ka-Band spectrum. The satellites that have been and will be launched into these orbital slots will substantially increase our channel capacity, allowing us to provide the most extensive HD channel offering currently available across the United States. We also have obtained approval from the FCC to transmit our signal in the Ku-Band from one of our satellites that has been stationed at a temporary orbital location at 72.5° WL and from leased capacity on a satellite at 95° WL.

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

  •
  Strong Balance Sheet.  We believe our substantial cash position and relatively low debt levels combined with our current and expected future cash generation capability provides us with significant financial flexibility to improve shareholder value. Additionally, we have repurchased over $8 billion of our common stock over the last 3 years, retiring approximately 29% of our outstanding shares.

Business Strategy

        Our primary goal is to provide subscribers with the best television experience in the United States. Our strategy focuses on offering subscribers differentiated and exclusive content, attaining leadership in technology, and enhancing sales, marketing, distribution and customer service.

THE DIRECTV GROUP, INC.

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

  •
  Expand High-Definition Programming.  We believe that having the most comprehensive offering of HD channels provides us with a significant competitive advantage in a market segment that is expected to experience continued growth. We believe we currently have the most extensive national HD channel offering in our industry and with the anticipated launch of our DIRECTV 12 satellite in 2009, we expect to extend that advantage. As a result, we expect to offer local channels in HD to over 90% of television households in 2009 and have the capacity to broadcast approximately 200 national HD channels to nearly all U.S. television households. Subscribers receiving local HD channels will generally only receive the channels broadcast in their home market.

  •
  Offer Exclusive Content and Create Compelling New Programming.  We offer content which is not offered by other MVPD providers such as NFL SUNDAY TICKET where subscribers can watch up to 14 games each week, most of which are offered in HD. We have also signed agreements to be the exclusive MVPD provider of NCAA MEGA MARCH MADNESS®. We expect to continue to launch new programming that will differentiate us from the competition. As an example, we offer our customers The 101, a free premium channel dedicated to the broadcast of unique and exclusive content including series such as Friday Night Lights and Wonderland, as well as concert performances by top-rated artists. In 2008, we also launched new shows on The 101 such as Rock & A Hard Place and Supreme Court of Comedy.

  •
  Launch Enhanced and Interactive Services.  We believe that enhanced and interactive services play an important role in the subscriber experience. For example, NFL SUNDAY TICKET subscribers can view a mix-channel with up to 8 games on one screen while the NFL Supercast service lets viewers access games and interactive statistics online through a PC or laptop. In 2008, we launched an interactive service on The Weather Channel allowing users to get their latest local weather forecast as well as features such as "locals on the 8s" at the touch of a button. We also provide interactive services and mix-channels for most of the major professional golf and tennis tournaments, including the Masters, United States Open, PGA Championship, Australian Open, French Open and Wimbledon.

  •
  Enhance Video-on-Demand (VOD) Services.  In 2008, we launched DIRECTV-on-Demand, a VOD service for subscribers that have the new DIRECTV Plus® DVR or DIRECTV Plus® HD-DVR. As of year end 2008, DIRECTV on Demand offered about 4,500 titles providing thousands of hours of top programming from the major broadcast and cable networks, as well as popular movies. Most of the titles are offered free of charge and are downloaded from the Internet through a broadband connection for those subscribers with a DIRECTV Plus® HD-DVR. In addition, we download top movies via our satellites to a customer's DVR hard drive. In the future, we intend to improve DIRECTV on Demand by adding new programming choices, including more popular titles while improving the User Interface and accessibility.

  •
  Expand International Programming.  We continue to expand and improve our international programming offerings because we believe there is an underserved market for these services in the United States. As of December 31, 2008, we offered 55 Spanish channels in our Más

THE DIRECTV GROUP, INC.

      packages, 12 of which are exclusive to DIRECTV vis-à-vis other MVPD providers. In addition, we offer over 70 international channels in 14 other languages and believe we have leading programming packages in the following languages: Cantonese, Filipino, Korean, Russian, Spanish and Vietnamese.

  •
  Technology Leadership.  We believe that technological leadership will be important to our ability to introduce services that are easy to use and subscriber-friendly, while also reducing costs. We believe that advancements in technology will drive subscriber demand for enhanced digital video recorders, or DVRs, and HD equipment, VOD, a whole-house entertainment solution, mobile and portable devices.

  •
  Enhance Equipment While Reducing Costs.  A cornerstone of our strategy is to use set-top receivers that incorporate DVR and HD technology. We continue to increase the penetration of these services by introducing features and functionality while driving down the costs of our set-top receivers. For example, we reduced the cost of our DIRECTV Plus® HD-DVR and DIRECTV® HD receivers by nearly 40% in 2008 compared to 2007, while significantly increasing the recording capacity and adding new features such as Internet connectivity for DIRECTV on Demand. Also in 2008, we introduced the single wire multi-switch (SWM) dish antennae that is expected to simplify installation.

  •
  Enhance/Improve User Interface/Guide.  We are constantly striving to improve our guide and User Interface because it is important that our subscribers are able to access the many offerings we provide in as easy and intuitive a manner as possible. For example, in 2008 we introduced Quick Tune, a feature for our DIRECTV Plus® DVR and DIRECTV Plus® HD DVR subscribers that lets a customer program nine favorite channels for quick changes using one button on the remote control. We also launched a service named DVR Scheduler that allows customers to program their DVR from any computer or cell phone. In 2009, we expect to begin broadcasting movies in 1080p high-definition as well as introduce a new feature called Score Guide which will provide customers with instant access and up-to-the-minute game scores from the major sports leagues at the touch of a button.

  •
  Introduce Whole-House, Mobile and Portable Services.  We believe that it is important for our subscribers to have multiple ways to access DIRECTV programming throughout the home and on devices other than the television. Accordingly, we introduced DIRECTV2PC and MediaShare, that enables users to access their DVR from any computer in the house as well as access music, pictures and videos from a computer on their television. In the future, we expect to introduce a home media center that will provide HD, DVR and standard-definition video functionality throughout the home and allow customers to access stored content, including video, photos and music, seamlessly from any connected television in a home. We also intend to make DIRECTV programming more ubiquitous by offering it on portable and mobile devices, including cell phones.

  •
  Enhance Sales and Marketing; Focus on High Quality Subscribers; Improve Customer Service, Distribution and Installation.  We expect to continue to grow our subscriber base and maintain relatively low churn levels by focusing on acquiring high quality subscribers, and improving our customer service, distribution and installation.

THE DIRECTV GROUP, INC.

    •
    Enhance Sales and Marketing.  We expect to continue growing our subscriber base through marketing programs that capitalize on the strength of our brand and extensive programming. In addition, we expect that our expanded national and local HD programming will increase sales from customers purchasing access to this service. We also intend to continue focusing on local advertising and marketing to ensure that our competitive strengths are effectively targeted based on competitive factors, demographics and geography.

    •
    Reduce Churn by Focusing on High Quality Subscribers.  We believe that in order to achieve further reductions in churn, we must continue to improve the overall quality of our subscriber base by implementing additional credit and identification screening policies. We review these policies on an ongoing basis to determine whether changes are required to help ensure that the quality of our subscriber base continues to improve. We have also implemented an advanced customer fraud detection system to reduce the number of people attempting to sign up for our service with fraudulent names, social security numbers or home addresses. We believe another important factor in reducing churn is to continue increasing the penetration levels of customers purchasing HD and DVR services.

    •
    Improve Customer Service, Distribution and Installation.  We strive to attain the gold standard in customer service throughout a customer's lifecycle. We expect to improve customer service, distribution and installation services while also improving operational efficiencies. For example, in 2008 we entered into several transactions which resulted in a substantial portion of our previously outsourced service and installation network technicians becoming DIRECTV U.S. employees. By having these technicians as employees of DIRECTV U.S., we hope to reduce turnover and improve the overall customer experience. We have also improved the quality and usage of our web-based customer service capabilities, improved the tools that our customer service representatives have at their disposal, and simplified our customer bills. In addition, we are implementing a new work order management system to improve the scheduling and tracking of our installation and service calls including the use of wireless handheld devices so that our install and service technicians can improve the efficiency of their daily work orders.

    •
    Implement AT&T Distribution Agreement.  In 2008, AT&T announced that beginning in February 2009, they would market a bundle of broadband Internet, telephone services and DIRECTV video service to new and existing customers. AT&T's territories include 22 states and cover approximately 44 million households. We believe that this distribution agreement has the potential to increase the number of our gross subscriber additions in 2009. With the AT&T relationship, we now have agreements with the three major telecommunications companies covering approximately 90 million homes.

Infrastructure

        Satellites.    We currently have a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. We have seven Ku-Band satellites at the following orbital locations: 101° WL (three), 110° WL (one), 119° WL (one), 72.5° WL (one), and 95° WL (one-leased). We also have four Ka-Band satellites at our 99° WL (two) and 103° WL (two) orbital locations. The 72.5° WL orbital location is used pursuant to an arrangement with Telesat Canada. As a part of the arrangement with Telesat, we have transferred three satellites, two of which are no longer used as they were de-orbited at the end of their service lives and one of which is nearing the end of its useful life, to orbital locations controlled by Telesat, for use by Telesat for its own services in Canada.

THE DIRECTV GROUP, INC.

        Satellite To Be Launched.    DIRECTV 12 is planned for launch in the second half of 2009. DIRECTV 12 will operate from our 101° WL orbital location after successful completion of in-orbit testing. DIRECTV 12 will provide us with increased capability for local and national HD channels, as well as capacity for new interactive and enhanced services once it becomes operational.

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

        Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. We expect to purchase launch insurance for DIRECTV 12 covering a portion of the satellite and launch vehicle costs in the event of a total failure. As of December 31, 2008, the net book value of DIRECTV U.S.' in-orbit satellites was $1,688 million, of which $1,489 million was uninsured.

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

        Installation Network.    The DIRECTV home service provider, or HSP, installation and service network performs installation, upgrades and other service call work for us. In 2008, we entered into several transactions that brought a significant portion of this HSP network activity in-house. We now directly employ nearly 4,000 technicians and utilize an additional 11,000 technicians from nine outsourced companies around the United States. The combined workforce completed approximately 93% of all in-home visits in 2008. We set the standards for the quality of installation and service, perform quality control, manage inventory and monitor the overall service network performance for nearly all of the third-party installation network.

        Customer Service Centers.    As of December 31, 2008, we used 30 customer service centers employing over 16,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Precision Response Corporation, Sitel Operating Corporation and N.E.W. Customer Service Companies, Inc. We currently own and operate six customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; Missoula, Montana; Huntington, West Virginia; and Denver, Colorado that employ approximately 5,000 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

THE DIRECTV GROUP, INC.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, other DTH companies, telcos, wireless companies and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of HD and DVR services, customer service and price are the key elements for attaining and retaining subscribers. According to the National Cable & Telecommunications Association's 2008 Industry Overview, 96% of the 128.6 million U.S. housing units are passed by cable. Our over 17.6 million subscribers represent approximately 18% of MVPD subscribers at December 31, 2008.

  •
  Cable Television.  We encounter substantial competition in the MVPD industry from cable television companies. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. Approximately 97 million households subscribe to an MVPD service and approximately 66% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD channels, broadband Internet access and telephony services. Cable companies bundle these services, offering discounts and providing one bill to the consumer.

  •
  Telephone Companies.  Several telcos have upgraded a significant portion of their infrastructure by replacing their older copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the telcos with significantly greater capacity enabling them to offer new and enhanced services, such as Internet access at much greater speeds and video. For example, Verizon announced that at the end of 2008, it had the capability to serve 12 million homes with fiber optic lines with the goal of having the capability to serve 18 million homes by the end of 2010. In addition, AT&T has begun deploying fiber optic lines to neighborhoods and expects to have the capability to serve approximately 30 million of its customers by 2010. As of year end 2008, Verizon had approximately 2 million video subscribers and AT&T had approximately 1 million subscribers. Similar to the cable companies, the telcos expect to offer their customers multiple services at a discount on one bill.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.  We also compete with Dish Network Corporation, which had nearly 14 million subscribers at the end of 2008, representing approximately 14% of MVPD subscribers. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States.

  •
  Small and Rural Telephone Companies.  Other telephone companies are also finding ways to deliver video programming services over their wireline facilities. For example, DISH Network has agreements with Embarq, CenturyTel, Windstream, TDS, and Frontier to bundle their individual DSL and telephony services with DISH Network's video service.

  •
  Video via the Internet.  With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers, televisions and other devices. For example, in October 2008, Apple® announced that all four of the major networks are offering primetime programs in high-definition on the online iTunes® Store and that over 200 million TV episodes

THE DIRECTV GROUP, INC.

    had been sold from the iTunes Store. Also in March 2008, Hulu launched its online video service website to the public. Hulu provides free movies and TV shows from over 130 content providers including Fox, NBC Universal, MGM, Sony Pictures and Warner Brothers. This content can be accessed on demand through its website and those of its partners—AOL, Comcast, MSN, MySpace and Yahoo. In addition, several companies, such as Netflix, Blockbuster and Amazon.com, have begun selling and renting movies via Internet download. There are also several similar initiatives by companies such as Intel and Microsoft to make it easier to view Internet-based video on television and personal computer screens.

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

DIRECTV LATIN AMERICA

        DTVLA is the leading provider of DTH digital television services throughout Latin America and the Caribbean, which includes Puerto Rico. DTVLA provides a wide selection of high-quality local and international programming under the DIRECTV and SKY brands to approximately 2.2 million subscribers in PanAmericana and approximately 1.6 million subscribers in Brazil. Our 41% owned affiliate, Sky Mexico, has more than 1.7 million subscribers in Mexico and certain countries in Central America.

        In 2006 and 2007 we completed a series of transactions to strengthen our operating and financial performance, which included:

  •
  Purchase of Darlene's Interest in DLA LLC.  In January 2007, we purchased Darlene's 14% interest in DLA LLC, so that we now own 100% of DLA LLC.

  •
  Sky Transactions.  During 2006, we completed the Sky Transactions, a series of transactions that were agreed in October 2004 with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicações e Participações S.A., or Globo, and Liberty Media International and which resulted in the consolidation of the DTH platforms of DIRECTV and SKY in Latin America into a single platform in each of the major territories served in the region. These transactions were completed as follows:

  •
  On February 16, 2006, we completed the acquisition of our equity interest in Sky Mexico, which included the acquisition of a 12% equity interest in Sky Mexico in exchange for the sale of DIRECTV Mexico subscribers to Sky Mexico, as well as our acquisition of News Corporation's and Liberty Media International's interests in Sky Mexico.

  •
  On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., or GLB, with Sky Brazil, as well as our purchase of News Corporation's and Liberty Media International's interests in Sky Brazil.

        As a result of these transactions, we own 100% of PanAmericana (which operates principally in South America and the Caribbean, including Puerto Rico), 74% of Sky Brazil (which operates in Brazil), and 41% of Sky Mexico (which operates in Mexico, Central America and the Dominican Republic). Globo owns the other 26% of Sky Brazil and Televisa owns the other 59% of Sky Mexico. The results of PanAmericana and Sky Brazil are consolidated in our results. We account for our 41% interest in Sky Mexico under the equity method of accounting.

THE DIRECTV GROUP, INC.

        In connection with the approval of the Liberty Transaction in February 2008, the FCC required DTVLA to sever the "attributable interests" between its DIRECTV-Puerto Rico subsidiary and Liberty Cablevision of Puerto Rico, Ltd., or LCPR, by February 26, 2009. We assumed responsibility for satisfaction, modification or waiver of this condition. In order to comply with terms of the FCC order, effective February 25, 2009, we placed the shares of DIRECTV Puerto Rico into a trust and appointed an independent trustee who will be required to oversee the management and operation of DIRECTV Puerto Rico, and will have the authority, subject to certain conditions, to divest ownership of DIRECTV Puerto Rico. We will continue to consolidate the results of DIRECTV Puerto Rico following this transaction.

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

  •
  Relationship with DIRECTV U.S.  We believe that DTVLA's relationship with DIRECTV U.S. is a key strength. PanAmericana has aligned its set-top box specifications and middleware technologies with those of DIRECTV U.S., allowing them to take advantage of DIRECTV U.S.' economies of scale. We believe it also allows DTVLA to launch new features and services at a lower cost and move more rapidly than its competitors in Latin America. We expect that Sky Brazil and Sky Mexico will align their box technology with DIRECTV U.S. later this year. DTVLA also distributes some of DIRECTV U.S.' most popular programming, such as the NFL Sunday Ticket and MLB Extra Innings.

  •
  Leading Brands.  The process of combining the DIRECTV and SKY businesses in Latin America allowed us to select the strongest of the two brands in each of the three Latin American territories. In addition, the national scale of our operations in each individual country enhances our ability to leverage a strong brand across each market.

  •
  Strong Customer Service.  We believe that we have a higher level of customer service than our competitors which is an important element in minimizing subscriber churn and attracting new subscribers.

Business Strategy

        Our goal is to provide subscribers with the best television experience available. Our strategy focuses on leveraging our competitive advantages that differentiate our service offerings from those of our competitors.

  •
  Offer Unique Content.  We expect that we can leverage our greater scale to offer unique and compelling content to subscribers. For example, Sky Brazil, Sky Mexico and PanAmericana have licensed exclusive rights to the Spanish soccer league through the 2011-2012 season, which in most countries is the second most popular soccer league, after the local country leagues. As a

THE DIRECTV GROUP, INC.

    result, our service is the only MVPD service that allows subscribers to see all of the Spanish league games. In addition, we have participated in creating an exclusive golf channel for Latin America, in an effort to provide programming that is expected to be highly attractive to an important customer niche.

  •
  Increase DVR Penetration.  A key aspect of our strategy is to use the availability of high quality, reasonably priced DVRs as a cornerstone to distinguish our service from that of our competitors. Generally speaking, DVRs are not prevalent in Latin America. We believe that our technology and pan-regional scale, as well as the relationship with DIRECTV U.S., can be leveraged to provide DVRs that will be more functional and less costly than those our competitors may introduce. In 2007, PanAmericana introduced DVRs, and Sky Brazil is launching a new DVR that will improve on a prior model that was previously distributed in limited numbers. We offer both standard definition DVR and HD-DVR in these markets.

  •
  Establish Leadership Position in High-Definition.  In 2008, PanAmericana launched HD services and Sky Brazil is expected to launch HD services in mid-2009. Although we believe that the HD content offerings will be more limited than in the United States for the next several years and the uptake of HD services in Latin America will be much slower than in the United States, we expect that our ability to offer high quality HD services will provide another opportunity for us to differentiate the quality of our services from those of our competitors.

  •
  Enhance Programming Features.  We believe that we can differentiate our service from our competitors through the use of enhanced features such as interactivity. For example, we first offered interactive services for soccer matches from the 2006 World Cup and since then have offered similar interactive services for the United States Open and Major League Baseball.

  •
  Grow Prepaid Subscription Service.  We believe that by offering pre-paid subscription services we can differentiate our service from our cable competitors and access new segments of the markets in which we operate. We began to actively market pre-paid services in Venezuela in early 2007, and have launched this service in other countries in 2008. In 2008, pre-paid subscription services accounted for approximately 16% of the gross subscriber additions in Latin America and approximately 8% of total subscribers.

    Unlike our post-paid subscribers, our prepaid subscribers are generally not required to meet specified credit standards or make minimum commitments in order to be a subscriber. However, they are required to purchase and install the equipment necessary to receive our signal, mostly at their own expense. This limits our upfront investment in the subscriber. Following the first month of service, which is typically offered free at the initial time of purchase, prepaid subscribers purchase a prepaid card and telephonically replenish their accounts as their account balances deplete. Our prepaid cards are widely accessible at kiosks and outlets and are offered in various denominations.

    Offering pre-paid services may offer several strategic advantages to us in Latin America. First, it provides us access to subscribers in cash-based economies who do not meet our credit standards for post-paid services or do not want to make longer term commitments to our service. Second, since most of our cable competitors still have a large percentage of their subscribers who are analog, they are not able to offer pre-paid services as efficiently. Third, we believe that the ability of subscribers to reconnect without additional investments in equipment or installation could provide continued revenue and limit churn in case of an economic slowdown.

THE DIRECTV GROUP, INC.

Infrastructure

        We provide services in PanAmericana and Brazil from leased transponders on two satellites. In January 2008, we successfully transferred the broadcast of our Sky Brazil service to leased transponders on a new satellite, as the prior satellite was nearing the end of its useful life. Sky Mexico provides its services from leased transponders on a separate satellite. Currently, these satellites do not have a backup, although we recently completed negotiations for the construction and launch of a backup satellite that would serve Brazil and Mexico. We anticipate that this satellite will be available for operations no later than mid-2010.

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

        In most of the markets in which we operate, cable television is our principal competition. Cable services have been in commercial operation longer than other pay television platforms, and have established large subscriber bases and widespread brand recognition. They have typically offered analog services for lower monthly fees and with lower upfront installation and connection fees than we do. In addition, the cable operators with which we compete are in various stages of upgrading their networks to provide broadband and telephony services, and in some markets the major cable operators are competing with us based principally on their offer of a "triple play" bundle of video, broadband and telephony services. In most cases, they discount the value of their programming services in order to sell broadband and telephony services, which can adversely affect the attractiveness of our offers to subscribers.

        In addition to competition from cable services, we face increasing competition from other providers of DTH services. Telefonica, the Spanish telephone company, launched DTH services in Peru, Chile and Brazil in 2006, Colombia in 2007 and Venezuela in 2008. Telmex owns a DTH service in Chile and has stated its intention to launch in other countries, including in Brazil, through its affiliate Embratel. Brasil Telecom/Oi, the fixed line incumbent in Brazil, expects to launch a DTH service in early 2009. These competitors have significant resources and have proven their ability to grow their businesses rapidly. They typically seek to focus on offering lower-cost, limited services packages in support of their telephony and broadband offerings, which can increase our churn and put pressure on our margins. Also, the existence of multiple DTH operators in a single market dilutes our ability to market our DTH service as an alternative to cable, traditionally our principal competition. In addition, EchoStar Corp. announced in November 2008 it had formed a joint venture with media company MVS Comunicaciones to offer a satellite television service in Mexico. The new offering will use an existing MVS service, which at the time of the announcement had more than 570,000 customers. EchoStar sells set-top boxes and provides satellite television services to Dish Network in the United States. Echostar also announced that basic service will include 25 Spanish and English language channels for a monthly fee of 139 pesos or a little over $10 at foreign exchange rates at year end 2008.

THE DIRECTV GROUP, INC.

        In a number of markets, existing wireline telephony operators have announced their intention to upgrade their infrastructure in order to provide new and enhanced services, including video programming. These and other companies have announced plans to build wireless broadband networks that will also be capable of delivering broadband, telephony and video services. However, to date only a very small number of such upgrades and build outs have been actively pursued on other than a test basis.

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

GOVERNMENT REGULATION

        We are subject to government regulation in the United States, primarily by the FCC, and similar regulatory agencies in Latin America and, to a certain extent, by the legislative branches, other federal agencies, and state and local authorities in the countries where we operate. We are also subject to the rules and procedures of the International Telecommunications Union, or ITU, a specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

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

  •
  avoidance of interference by and to DBS/DTH operations with operations of other entities that make use of the radio spectrum; and

  •
  compliance with the Communications Act and FCC rules governing U.S.- licensed DBS and DTH systems.

        The FCC grants authorizations to satellite operators that meet its legal, technical and financial qualification requirements. The FCC conditions such authorizations on satisfaction of ongoing due diligence, construction, reporting and related obligations.

THE DIRECTV GROUP, INC.

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

        As a DBS/DTH licensee and operator we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.  The Satellite Home Viewer Improvement Act, or SHVIA, allows satellite carriers to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVIA, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVERA also prohibits satellite carriers from signing up a new subscriber to distant analog or digital signals if that subscriber lives in a local market where the satellite carrier provides local analog or local digital signals, respectively. SHVERA imposes a number of notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be "significantly viewed." In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. Further, an FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals. Moreover, the United States Copyright Office has issued recommendations to Congress for amendments to SHVERA, many of which could make retransmissions of broadcast signals more difficult or expensive. The distant-signal provisions of SHVERA expire at the end of 2009. Congress may decline to renew those provisions, which could severely restrict our ability to retransmit distant signals. Congress could also adopt amendments to SHVERA, including those suggested by the Copyright Office, that would limit the provision of distant signals.

THE DIRECTV GROUP, INC.

  •
  Must Carry Requirement.  SHVIA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all qualifying television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVIA's must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC recently determined that cable operators must engage in "dual carriage" of local broadcast signals as these broadcasters upgrade their signals to digital transmission, and must make signals available to all viewers with analog televisions after the transition to digital television is complete. This requirement has not been extended to DBS/DTH systems, but could be in the future. In addition, the FCC issued an order requiring mandatory carriage of high-definition (or HD) digital signals in an increasing number of markets each year, requiring so-called "HD carry-one, carry-all" in all local markets served by 2013. We may not be able to comply with these must carry rules, or compliance may mean that we will be required to use capacity that could otherwise be used for new or additional local or national programming services. Moreover, Congress may amend the must carry rules when it considers SHVERA reauthorization this year. In addition, Congress has in the past proposed legislation and may in the future enact legislation that would require us to provide local channels via satellite in all markets in the United States. We currently provide local channel coverage to approximately 150 markets representing approximately 95% of U.S. television households. If such legislation were enacted, we would be required to provide local channel coverage to an additional 60 markets representing 5% of U.S. television households on an accelerated timetable. The capital expenditures and ongoing costs to provide this coverage would not be covered by the incremental revenue from the additional subscribers we could potentially gain in these markets. Moreover, depending upon the timetable imposed, we may not be able to comply in a timely manner.

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

THE DIRECTV GROUP, INC.

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

    In 2007, the FCC adopted new service and licensing rules for the Broadcasting Satellite Service, or BSS, in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. Among other things, the FCC established a licensing procedure under which the four parties with applications currently pending—including DIRECTV—would be allowed to amend their applications to conform to the new rules and would be entitled to have those applications processed on a co-equal basis with one another before any new applications would be accepted. The FCC has announced that, where more than one qualified applicant in this process seeks authorization at a given slot, the spectrum will be divided equally among them.

    On January 14, 2008, all four parties with pending applications filed amendments to conform to the new rules. One or more other parties requested authority to operate at three of the five orbital slots requested by us. On September 12, 2008, DIRECTV entered into an Orbital Location Rationalization Agreement under which DIRECTV and two other applicants each agreed to give up one of its pending applications to allow one of the other applicants to consolidate orbital/spectrum resources at each of three shared locations. We filed an application to implement this agreement on September 16, 2008. In addition, foreign operators who may have international priority have indicated an interest in using slots that may conflict with the licenses sought by us. The applications remain pending.

  •
  Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry. The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-Band-based fixed satellite services. In the same proceeding, the FCC concluded that multi-channel video and data distribution services, or MVDDS, can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for

THE DIRECTV GROUP, INC.

    assigning licenses in that service, as well. While the FCC has established service and technical rules to govern the non-geostationary orbit and MVDDS services to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and the introduction of such services into spectrum used by us for DBS service may have a material adverse impact on our operations. A number of aspects of these rules remain subject to judicial review. In addition, one MVDDS operator recently requested a waiver of the applicable rules so that it could operate systems at substantially higher power levels in 80 markets where it holds MVDDS licenses. If granted, such a waiver may have a material adverse impact on our operation in the affected markets. Although we have opposed that waiver request, there can be no assurance that the FCC will deny it.

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

    On November 29, 2006, despite the pendency of the tweener satellite rulemaking and over our opposition, the FCC's International Bureau granted Spectrum Five's application to operate a tweener satellite at the 114.5o WL orbital location, only 4.5o away from our DBS satellites operating at the 110o WL and 119o WL orbital locations. While the Bureau limited Spectrum Five's operations to levels below those at which the ITU deems one DBS system to "affect" another in the absence of agreement from all affected DBS operators (including us), the Bureau's grant of Spectrum Five's application prior to coordination could ultimately permit Spectrum Five to operate at levels that would cause interference to our operations. On February 1, 2008, the full FCC denied reconsideration of the International Bureau's order, but clarified that, if Spectrum Five is unable to coordinate its tweener satellite, it must file for a modification of its authorization and demonstrate that its proposed operational parameters would not exceed the ITU trigger for coordination. To date, Spectrum Five has neither contacted us to attempt coordination of its tweener system nor filed for modification of its authorization as directed by the FCC.

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

  •
  Geographic Service Rules.  The FCC requires DBS licensees to comply with certain geographic service obligations intended to foster the provision of DBS service to subscribers residing in the states of Alaska and Hawaii. We believe that we are in compliance with these rules, but the

THE DIRECTV GROUP, INC.

    State of Hawaii has filed a petition for administrative sanctions against us taking a contrary view, and urging the FCC to take enforcement action against us. A satellite television dealer named MicroCom has also requested the FCC to examine our quality of service to Alaska and Hawaii. We cannot be sure that the FCC will agree with our view that we are in compliance with the agency's geographic services rules, or that the FCC will not require us to make potentially cumbersome and costly changes to our offerings. The FCC has also adopted similar rules for the 17/24 GHz BSS service.

  •
  FCC Conditions Imposed In Connection With the News Corporation and Liberty Transactions.  In approving the 2003 acquisition by News Corporation of an equity investment in us, the FCC imposed a number of regulatory conditions on us and News Corporation, some of which directly or indirectly affect our business. In applying for authority to acquire News Corporation's interest in DIRECTV in 2008, Liberty undertook to assume regulatory conditions very similar to those then applicable to News Corporation, and the FCC conditioned its approval of the transaction on Liberty's compliance with those undertakings. Accordingly, the FCC has imposed on us program carriage conditions, intended to prevent discrimination against all forms of unaffiliated programming; and certain program access conditions, intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service. We cannot predict what effect our compliance with or the FCC's enforcement of the remaining conditions will have on our business.

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

THE DIRECTV GROUP, INC.

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

INTELLECTUAL PROPERTY

        All DIRECTV Group companies maintain active programs for identifying and protecting our important intellectual property. With the exception of certain U.S. trademark registrations held by DIRECTV U.S., Sky Mexico and Sky Brazil pursuant to trademark license agreements and various intellectual property licensed from third parties, The DIRECTV Group owns all of our intellectual property for the benefit of our company and our subsidiaries.

        We believe that our growing portfolio of pending and issued patents are important assets. We presently hold over 1,850 issued patents worldwide relating to our past and present businesses, including over 350 patents developed by, or otherwise relating to, the businesses of DIRECTV U.S. We hold a worldwide portfolio of over 1,100 registered trademarks in over 140 countries related to the DIRECTV name and the Cyclone Design. In addition, DIRECTV U.S. holds trademark registrations relating to its business, including registrations of the primary "DIRECTV" and Cyclone Design trademarks. These trademarks are licensed royalty-free to third parties for use in support of the DIRECTV U.S. business. We actively protect our important patents and trademarks against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and universal and hazardous waste management activities. We have an environmental management function designed to track, facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2009. In addition, we periodically review environmental stewardship concepts (such as green initiatives and energy conservation strategies) and implement these whenever feasible. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

THE DIRECTV GROUP, INC.

SEGMENT REPORTING DATA

        Operating segment and principal geographic area data for 2008, 2007 and 2006 are summarized in Note 18 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

EMPLOYEES

        As of December 31, 2008, we had approximately 18,300 full-time and 1,300 part-time employees.

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

        We compete in the MVPD industry against cable television, telephone communications and wireless companies and other land-based and satellite-based system operators with service offerings including video, audio and interactive programming, data and other entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than we do.

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. According to the National Cable & Telecommunications Association's 2008 Industry Overview, 96% of the 128.6 million U.S. housing units are passed by cable. Of the 128.6 million U.S. housing units, approximately 97.6 million subscribe to a

THE DIRECTV GROUP, INC.

MVPD service and approximately 66% of MVPD subscribers receive their programming from a cable operator. Cable television operators have advantages relative to us, including or as a result of:

  •
  being the incumbent MVPD operator with an established subscriber base in the territories in which we compete;

  •
  bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, or with efficient two-way high-speed Internet access or telephone service on upgraded cable systems;

  •
  having the ability to provide certain local and other programming, including HD programming, in geographic areas where we do not currently provide local or local HD programming; and

  •
  having legacy arrangements for exclusivity in certain multiple dwelling units and planned communities.

        In addition, cable television operators have grown their subscriber bases through mergers and acquisitions. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, telcos, broadband service providers and others may result in providers capable of offering bundled television, data and telecommunications services in competition with our services.

        We do not currently offer local channel coverage to markets covering approximately five percent of U.S. television households, which places us at a competitive disadvantage in those markets. We also have been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained our ability to compete for subscribers who wish to obtain such programming.

        In the United States, various telcos and broadband service providers have deployed fiber optic lines directly to customers' homes or neighborhoods to deliver video services, which compete with the DIRECTV service. It is uncertain whether we will be able to increase our satellite capacity, offer a significant level of new services in existing markets in which we compete or expand to additional markets as may be necessary to compete effectively. Some of these various telcos and broadband service providers also sell the DIRECTV service as part of a bundle with their voice and data services. A new broadly-deployed network with the capability of providing video, voice and data services could present a significant competitive challenge and, in the case of the telcos companies currently selling the DIRECTV service, could result in such companies focusing less effort and resources selling the DIRECTV service or declining to sell it at all. We may be unable to develop other distribution methods to make up for lost sales through the telcos.

        As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television or other MVPD operators in the future.

Emerging digital media competition could materially adversely affect us.

        Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our revenues and earnings or otherwise disrupt our business.

We depend on others to produce programming and programming costs are increasing.

        We depend on third parties to provide us with programming services, including third parties who are our affiliates and third parties controlled by competitors. Our ability to compete successfully will

THE DIRECTV GROUP, INC.

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

        In addition, many of our programming agreements are long term agreements and contain fixed annual price increases. When offering new programming, or upon expiration of existing contracts, programming suppliers have historically increased the rates they charge us for programming, increasing our costs. We expect this practice to continue. Increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn, especially in a difficult economic environment, cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to our service. Furthermore, due to the economy and other factors, we may be unable to pass programming cost increases on to our subscribers, which could have a material adverse effect on our earnings or cash flow.

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

THE DIRECTV GROUP, INC.

turn, cause an increase in churn and consequently have a material adverse effect on our earnings and financial performance.

Results are impacted by the effect of, and changes in, United States and Latin America economic conditions and weakening economic conditions may reduce subscriber spending and our rate of growth of subscriber additions and may increase subscriber churn.

        Our business may be affected by factors in the United States and other countries in which we operate that are beyond our control, such as downturns in economic activity in a specific country or region, or in the MVPD industry. Factors such as interest rates and the health of the housing market may impact our business. A substantial portion of our revenues come from residential customers whose spending patterns may be affected by prevailing economic conditions. Our market share in multiple dwelling units such as apartment buildings is lower than that of many of our competitors. If unemployment and foreclosures of single family residences increase, our earnings and financial performance could be negatively affected more than those of our competitors. In addition, if our customers seek alternative means to obtain video entertainment, they may choose to purchase fewer services from us. Due to the economic and competitive environment, we may need to spend more to acquire and retain customers who in turn spend less on our services. If our ARPU decreases, our margins could become compressed and the long term value of a customer would then decrease. The weak economy may affect our net subscriber additions and reduce subscriber spending and, if these economic conditions continue or deteriorate further, our subscriber growth could decline and our churn rate could increase which would have a material adverse effect on our earnings and financial performance.

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

THE DIRECTV GROUP, INC.

        In the past, the countries that constitute some of DTVLA's largest markets, including Brazil, Argentina, Colombia and Venezuela have experienced economic crises, caused by external and internal factors, and characterized by exchange rate instability, high inflation, high domestic interest rates, economic contraction, a reduction or cessation of international capital flows, a reduction of liquidity in the banking sector and high unemployment. These economic conditions have often been related to political instability, including political violence. If these economic conditions recur, they could substantially reduce the purchasing power of the population in our markets and materially adversely affect our business.

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

        In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for the services of these employees has been vigorous. We cannot assure you that we will be able to continue to attract and retain these employees.

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

        New technologies could also create new competitors for us. Entities such as telcos are implementing and supporting digital video delivery over existing telephone lines and building out fiber optic lines to enhance their capabilities to deliver programming services. Satellite operators such as SES have begun offering turn-key packages of digital programming on a wholesale basis for distribution by rural telcos. While these entities are not currently providing MVPD services on a significant basis, many have the capabilities for such services and are growing their businesses. We may not be able to compete successfully with new entrants in the market for video services.

THE DIRECTV GROUP, INC.

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

        See "Legal Proceedings—Intellectual Property Litigation" in Part I, Item 3 of this Annual Report.

Our principal stockholder has significant influence over our management and over actions requiring stockholder approval and its interests may differ from ours.

        As of December 31, 2008, Liberty Media Corporation, or Liberty Media, held approximately 54% of the issued and outstanding shares of our common stock. John Malone, Chairman and Chief Executive of Liberty Media, is the Chairman of our Board of Directors. Additionally, two other current Liberty Media executives are members of our Board of Directors. As a result, Liberty Media has significant influence relating to our management and actions that require stockholder approval. The interests of Liberty Media may differ from the interests of other holders of our common stock. The extent of Liberty Media's stock ownership in us also may have the effect of discouraging offers to acquire control of us and may preclude holders of our common stock from receiving any premium

THE DIRECTV GROUP, INC.

above market price for their shares that may be offered in connection with any attempt to acquire control of us.

We rely on key personnel.

        We believe that our future success will depend to a significant extent upon the performance of certain of our key executives. The loss of certain of our key executives could have a material adverse effect on our business, financial condition and results of operations.

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

        Satellites are subject to significant operational risks relating to launch and while in orbit. Launch and operational risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. We estimate the overall historical loss rate for all launches of commercial satellites in the last five years to be approximately 5% but it may be higher. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself or a portion thereof, and not the business interruption or other associated direct and indirect costs. For our DIRECTV 12 satellite, scheduled for launch in the second half of 2009, we expect to purchase launch insurance covering a portion of the satellite and launch vehicle costs in the event of a total loss of the satellite prior to separation from the launch vehicle. We do not currently expect to purchase in-orbit insurance for the DIRECTV 12 satellite.

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

THE DIRECTV GROUP, INC.

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

        In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, our services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. We are not insured for any resultant lost revenues. The use of backup satellite capacity for our programming may require us to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of our satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. We believe we have or will have in 2009, in-orbit satellite capacity to expeditiously recover transmission of most DIRECTV U.S. programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses. DTVLA leases its satellites and may not have a readily available replacement in the event of a failure or loss of any of its satellites. Because we currently have no back-up capacity in place for DTVLA, programming continuity in the countries in which DTVLA operates cannot be assured in the event of a single satellite loss.

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

THE DIRECTV GROUP, INC.

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

THE DIRECTV GROUP, INC.

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

        We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services. In addition, the FCC has begun to consider an obligation for carriage of local digital broadcast transmissions after the digital television transition currently scheduled for June 12, 2009. If the FCC were to require us to carry all local signals in HD format wherever we carry any local signals in HD format as of that date, we would be unable to comply in many markets where we currently carry such signals without ceasing HD local service entirely in some markets, and would be precluded from launching additional markets currently planned for later this year.

Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs that do not result in subscriber acquisition.

        The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe and are authorized to view it. The conditional access system uses, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent that conditional access technology. However, theft of cable and satellite programming has been widely reported, and the access cards used in our conditional access system have been compromised in the past and could be compromised in the future.

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

THE DIRECTV GROUP, INC.

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

THE DIRECTV GROUP, INC.

regulations are ongoing. The outcomes of these legislative or regulatory proceedings or their effect on our business cannot be predicted.

We face risks arising from the outcome of various legal proceedings.

        We are involved in various legal proceedings, including those arising in the ordinary course of business and those described under the caption "Legal Proceedings" in Item 3. While we do not believe that any of these proceedings alone or in the aggregate will have a material effect on our consolidated financial position, an adverse outcome in one or more of these matters could be material to our consolidated results of operations and cash flows for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We control a substantial portion of interaction with our customers and we may not be as efficient or effective as our outsourced providers resulting in higher costs.

        We have a number of insourced call centers and recently insourced a substantial portion of our installation service providers to handle customer service calls, installations and repairs. We may not be as efficient or effective as our outsourced providers resulting in higher costs. Also, there is a risk that our customer satisfaction could be impacted, which may lead to higher subscriber churn and an inability to attract new subscribers. In addition, our outsourced providers could encounter financial difficulties, which may disrupt our ability to make installation service calls or to provide a level of customer service we expect, and which also may lead to higher subscriber churn and an inability to attract new subscribers.

We face risks arising from possible union legislation in the United States.

        There is a possibility that the proposed Employee Free Choice Act, or EFCA, may be enacted. The EFCA, also referred to as the "card check" bill, if passed in its current form could significantly change the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted. With respect to our owned and operated HSP business, it would be easier for unions to win elections and we could face arbitrator-imposed labor scheduling, costs and standards. Therefore, the EFCA could impose more labor relations requirements and union activity on our business, thereby potentially increasing our costs, and could have a material adverse effect on our overall competitive position. Currently, neither we nor most of our outsourced HSP vendors have any unions.

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

We have significant debt.

        We have significant amounts of debt. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

THE DIRECTV GROUP, INC.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2008, we had approximately 150 owned and leased locations operating in the United States and Latin America. The major locations of the DIRECTV U.S. segment include eight administrative offices, two broadcast centers and six call centers. The major locations of the DIRECTV Latin America segment include 10 administrative offices, four broadcast centers and eight call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2008 or subsequent thereto, but before the filing of this report, are summarized below:

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

        Finisar Corporation.    As previously reported, we were successful in 2008 in our effort to have the jury verdict in the Finisar case vacated on appeal. The original verdict found the patent to be valid and willfully infringed, and the jury awarded approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals reversed the verdict of the district court in part, vacated the findings of infringement, and remanded for further proceedings on the remaining issues finding that the district court had applied erroneous interpretations of certain terms of the claims. The Court found a principal independent claim to be anticipated and therefore invalid, and remanded for further proceedings regarding validity of other asserted claims in view of this finding. The Court reversed the verdict of willful infringement, and affirmed the earlier ruling finding several claims to be invalid prior to trial. Following these decisions, our appeal bond was terminated and the escrowed royalties were returned to us. In the remand now pending, initial summary judgment motions on invalidity of additional claims

THE DIRECTV GROUP, INC.

have been submitted. If necessary, there will be further proceedings and a trial of remaining issues, which is presently scheduled for October 2009.

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

        (b)   The following previously reported legal proceeding was terminated during the fourth quarter ended December 31, 2008.

        SuperGuide Corporation.    On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc., DIRECTV Operations, LLC, and The DIRECTV Group, Inc., Thomson Inc., and EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation. The action alleged infringement of three U.S. patents and sought unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserted to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. In August 2005, the Court granted summary judgment on two of the patents, dismissing the claims of infringement relating to them with prejudice, leaving only one patent at issue which expired in 2005. After a bench trial, on July 19, 2007 the Court entered judgment denying Gemstar's assertion and holding that SuperGuide has the relevant rights relating to the remaining patent. Proceedings regarding the remaining patent were then initiated. On October 14, 2008, DIRECTV and Thomson agreed with SuperGuide to settle the case, and DIRECTV was dismissed from the case on October 20, 2008.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

***

THE DIRECTV GROUP, INC.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Price

        Our common stock is publicly traded on The NASDAQ Global Select Market under the symbol "DTV." Prior to December 3, 2007 our common stock was publicly traded on the New York Stock Exchange, or NYSE, under the symbol "DTV." The following table sets forth for the quarters indicated the high and low sales prices for our common stock, as reported on the NYSE Composite Tape for the period January 1, 2007 to December 2, 2007 and the NASDAQ Global Select Market for the period December 3, 2007 to December 31, 2008.

2008	High	Low
Fourth Quarter	$26.52	$17.70
Third Quarter	28.83	23.65
Second Quarter	29.10	24.26
First Quarter	26.82	18.20

2007	High	Low
Fourth Quarter	$27.73	$22.68
Third Quarter	25.46	20.73
Second Quarter	24.77	22.10
First Quarter	26.09	21.65

        As of the close of business on February 23, 2009, there were 69,856 holders of record of our common stock.

Dividend Rights and Other Stockholder Matters

        Holders of our common stock are entitled to such dividends and other distributions in cash, stock or property as may be declared by our Board of Directors in its sole discretion, subject to the preferential and other dividend rights of any outstanding series of our preferred stock. There were no shares of our preferred stock outstanding at December 31, 2008.

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

        Information regarding compensation plans under which our equity securities may be issued is included in Item 12 through incorporation by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 2, 2009.

Share Repurchase Program

        During 2006, 2007 and 2008 our Board of Directors approved multiple authorizations for the repurchase of a total of $8.2 billion of our common stock, including a $3 billion authorization in May

THE DIRECTV GROUP, INC.

2008 that was completed in December 2008. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases is our existing cash on hand and cash from operations. Purchases are made on the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        All purchases were made in accordance with Rule 10b-18 of Securities Exchange Act of 1934. A summary of the repurchase activity for the three months ended December 31, 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
October 1 - 31, 2008	34	$21.57	34	$586
November 1 - 30, 2008	17	20.85	17	237
December 1 - 31, 2008	11	21.82	11	—

Total	62	21.44	62	—

        Subsequent to December 31, 2008, our Board of Directors authorized the repurchase of an additional $2 billion of our common stock.

        For additional information regarding our share repurchases see Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

***

THE DIRECTV GROUP, INC.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended and As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$19,693	$17,246	$14,755	$13,164	$11,360
Total operating costs and expenses	16,998	14,760	12,398	12,531	13,479

Operating profit (loss)	$2,695	$2,486	$2,357	$633	$(2,119)

Income (loss) from continuing operations before cumulative effect of accounting changes	$1,515	$1,434	$1,420	$305	$(1,056)
Income (loss) from discontinued operations, net of taxes	6	17	—	31	(582)
Cumulative effect of accounting changes, net of taxes	—	—	—	—	(311)

Net income (loss)	$1,521	$1,451	$1,420	$336	$(1,949)

Basic earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$1.36	$1.20	$1.13	$0.22	$(0.77)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting changes	$1.36	$1.20	$1.12	$0.22	$(0.77)
Weighted average number of common shares outstanding (in millions):
Basic	1,110	1,195	1,262	1,388	1,385
Diluted	1,114	1,202	1,270	1,395	1,385
Consolidated Balance Sheet Data:
Total assets	$16,539	$15,063	$15,141	$15,630	$14,324
Obligations under capital leases	584	57	91	80	108
Long-term debt	5,725	3,347	3,395	3,405	2,410
Total stockholders' equity	4,853	6,302	6,681	7,940	7,507

In 2004, total operating costs and expenses include a $1.466 billion charge recorded for the impairment of SPACEWAY assets. Also in 2004, we recorded income from discontinued operations related to the results of operations and the sale of our PanAmSat Corporation and Hughes Software Systems Limited businesses, which we sold in 2004. The $311 million cumulative effect of accounting change, net of taxes, in 2004 was due to DIRECTV U.S. changing its method of accounting for subscriber acquisition, upgrade and retention costs.

See the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding other significant transactions during each of the three years in the period ended December 31, 2008.

***

THE DIRECTV GROUP, INC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. Information in this section is organized as follows:

  •
  Summary Results of Operations and Financial Condition

  •
  Significant Transactions Affecting the Comparability of the Results of Operations

  •
  Key Terminology

  •
  Executive Overview and Outlook

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Off-Balance Sheet Arrangements

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes and New Accounting Pronouncements

  •
  Security Ratings

THE DIRECTV GROUP, INC.

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$19,693	$17,246	$14,755
Total operating costs and expenses	16,998	14,760	12,398

Operating profit	2,695	2,486	2,357
Interest income	81	111	146
Interest expense	(360)	(235)	(246)
Other, net	55	26	42

Income from continuing operations before income taxes and minority interests	2,471	2,388	2,299
Income tax expense	(864)	(943)	(866)
Minority interests in net earnings of subsidiaries	(92)	(11)	(13)

Income from continuing operations	1,515	1,434	1,420
Income from discontinued operations, net of taxes	6	17	—

Net income	$1,521	$1,451	$1,420

Basic earnings per common share:
Income from continuing operations	$1.36	$1.20	$1.13
Income from discontinued operations, net of taxes	0.01	0.01	—

Net income	$1.37	$1.21	$1.13

Diluted earnings per common share:
Income from continuing operations	$1.36	$1.20	$1.12
Income from discontinued operations, net of taxes	0.01	0.01	—

Net income	$1.37	$1.21	$1.12

Weighted average number of common shares outstanding (in millions)
Basic	1,110	1,195	1,262
Diluted	1,114	1,202	1,270

	December 31,
	2008	2007
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,005	$1,083
Total current assets	4,044	3,146
Total assets	16,539	15,063
Total current liabilities	3,585	3,434
Long-term debt	5,725	3,347
Minority interests	103	11
Total stockholders' equity	4,853	6,302

Reference should be made to the notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.
SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization (1)
Operating profit	$2,695	$2,486	$2,357
Add: Depreciation and amortization expense	2,320	1,684	1,034

Operating profit before depreciation and amortization	$5,015	$4,170	$3,391

Operating profit before depreciation and amortization margin	25.5%	24.2%	23.0%
Cash flow information
Net cash provided by operating activities	$3,910	$3,645	$3,162
Net cash used in investing activities	(2,388)	(2,822)	(1,536)
Net cash used in financing activities	(600)	(2,239)	(2,828)
Free cash flow (2)
Net cash provided by operating activities	$3,910	$3,645	$3,162
Less: Cash paid for property and equipment	(2,101)	(2,523)	(1,754)
Less: Cash paid for satellites	(128)	(169)	(222)

Free cash flow	$1,681	$953	$1,186

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

THE DIRECTV GROUP, INC.
SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(concluded)

Selected Segment Data

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
DIRECTV U.S.
Revenues	$17,310	$15,527	$13,744

% of total revenues	87.9%	90.0%	93.1%
Operating profit	$2,330	$2,402	$2,348
Add: Depreciation and amortization expense	2,061	1,448	873

Operating profit before depreciation and amortization	$4,391	$3,850	$3,221

Operating profit margin	13.5%	15.5%	17.1%
Operating profit before depreciation and amortization margin	25.4%	24.8%	23.4%
Segment assets	$12,546	$12,297	$11,687
Capital expenditures	1,765	2,326	1,798
DIRECTV Latin America
Revenues	$2,383	$1,719	$1,013

% of total revenues	12.1%	10.0%	6.9%
Operating profit	$426	$159	$79
Add: Depreciation and amortization expense	264	235	165

Operating profit before depreciation and amortization	$690	$394	$244

Operating profit margin	17.9%	9.2%	7.8%
Operating profit before depreciation and amortization margin	29.0%	22.9%	24.1%
Segment assets	$3,301	$2,456	$2,001
Capital expenditures	447	336	178
Corporate and Other
Revenues	—	—	$(2)

Operating loss	$(61)	$(75)	$(70)
Add: Depreciation and amortization expense	(5)	1	(4)

Operating loss before depreciation and amortization	$(66)	$(74)	$(74)

Segment assets	$692	$310	$1,453
Capital expenditures	17	30	—
Total
Revenues	$19,693	$17,246	$14,755

Operating profit	$2,695	$2,486	$2,357
Add: Depreciation and amortization expense	2,320	1,684	1,034

Operating profit before depreciation and amortization	$5,015	$4,170	$3,391

Operating profit margin	13.7%	14.4%	16.0%
Operating profit before depreciation and amortization margin	25.5%	24.2%	23.0%
Total assets	$16,539	$15,063	$15,141
Capital expenditures	2,229	2,692	1,976

THE DIRECTV GROUP, INC.

SIGNIFICANT TRANSACTIONS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Acquisitions

        180 Connect.    On July 8, 2008, we acquired 100% of 180 Connect's outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of DIRECTV U.S.' home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

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

        Sky Transactions.    During 2006, we completed the last in a series of transactions that were agreed in October 2004 with News Corporation, Televisa, Globo and Liberty Media International, which we refer to as the Sky Transactions. These transactions were completed as follows:

  •
  On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., or GLB, with Sky Brazil and completed the purchase of News Corporation's and Liberty Media International's interests in Sky Brazil. We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating the results of Sky Brazil from the date of acquisition. We also accounted for the reduction of our interest in GLB resulting from the merger as a partial sale which resulted in us recording a one-time pre-tax gain during the year ended December 31, 2006 of approximately $61 million in total operating costs and expenses.

  •
  On February 16, 2006, we completed the acquisition of our equity interest in Sky Mexico, which included the acquisition of an equity interest in Sky Mexico in exchange for the sale of our DIRECTV Mexico subscribers to Sky Mexico and the acquisition of News Corporation's and Liberty Media International's equity interests in Sky Mexico for $373 million in cash. As a result of this transaction, we recorded gains of $57 million during the year ended December 31, 2006 in total operating costs and expenses.

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

Divestiture

        Hughes Network Systems.    In January 2006, we completed the sale of our 50% interest in Hughes Network Systems LLC, or HNS LLC, to SkyTerra, and resolved a working capital adjustment from the prior transaction, in exchange for $110 million in cash, which resulted in our recording in the first quarter of 2006 a gain of $14 million related to the sale in "Other, net" in the Consolidated Statements of Operations.

THE DIRECTV GROUP, INC.

Other Developments

        In addition to the items described above, the following items had a significant effect on the comparability of our operating results and financial position as of and for the years ended December 31, 2008, 2007 and 2006:

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

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for the years ended December 31:

Capitalized subscriber leased equipment:	2008	2007	2006
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$599	$762	$599
Subscriber leased equipment—upgrade and retention	537	774	473

Total subscriber leased equipment capitalized	$1,136	$1,536	$1,072

Depreciation expense—subscriber leased equipment	$1,100	$645	$147

        Financing Transactions.    In May 2008, DIRECTV U.S. issued $1.5 billion in senior notes and amended its senior secured credit facility to include a new $1.0 billion Term Loan C. The senior notes bear interest at a rate of 7.625% and the principal balance is due in May 2016. The Term Loan C currently bears interest at a rate of 5.25% and was issued at a 1% discount. Principal payments on the Term Loan C began on September 30, 2008. The principal is payable in installments with the final installment due in April 2013.

        Share Repurchase Program.    During 2006, 2007 and 2008 our Board of Directors approved multiple authorizations for the repurchase of a total of $8.2 billion of our common stock, including a $3 billion authorization in May 2008 that was completed in December 2008. Subsequent to December 31, 2008, our Board of Directors authorized the repurchase of an additional $2 billion of our common stock.

        The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2008	2007	2006
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$3,174	$2,025	$2,977
Average price per share	24.12	23.48	16.16
Number of shares repurchased and retired	131	86	184

KEY TERMINOLOGY

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

THE DIRECTV GROUP, INC.

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

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, telcos, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

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

THE DIRECTV GROUP, INC.

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

EXECUTIVE OVERVIEW AND OUTLOOK

        The United States and the other countries in which we operate are currently undergoing a period of substantial economic uncertainty. A more severe downturn in economic activity could have a detrimental impact on our forecasted revenue, operating margins, net subscriber additions, free cash flow and net income. Please refer to "Risk Factors" in Item 1A for a further discussion of risks which may affect forecasted results or our business generally.

DIRECTV U.S. Segment

        The following discussion of revenues and operating results relates to DIRECTV U.S., which generates 88% of our revenues.

        Revenues.    In 2008, DIRECTV U.S. revenues increased by 11.5% due to a larger subscriber base and a 6.1% increase in ARPU. In 2009, we anticipate revenues will increase in the high single-digit percentage range due to an increase in total subscribers and ARPU growth of about 4%. ARPU increases are expected to be driven primarily by price increases and the higher penetration of advanced products but will be lower than in 2008 due to the ongoing impact of more competitive promotions offered to both new and existing customers, as well as lower revenues in 2009 from the completion of the lease of one of our backup satellites in early 2009. After accounting for churn, our net new subscriber additions in 2008 were 861,000 which increased our total subscriber base by 5.1% to 17.6 million customers. In 2009, we expect net new subscriber additions to approximate the net new subscriber additions in 2008 due to increased gross additions offset by higher subscriber disconnections.

        Operating Results.    In 2008, DIRECTV U.S. operating profit before depreciation and amortization increased 14.1% to $4,391 million and operating profit before depreciation and amortization margin improved from 24.8% in 2007 to 25.4% in 2008. These increases were primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services, as well as increased general and administrative costs.

        In 2009 for DIRECTV U.S. we expect a modest increase in both operating profit before depreciation and amortization and operating profit before depreciation and amortization margin over the 2008 results. These improvements are anticipated to be due to the expected increase in revenues, partially offset by modest increases in certain of our significant cost categories.

THE DIRECTV GROUP, INC.

        DIRECTV U.S. operating profit decreased 3.0% to $2,330 million in 2008 primarily due to the increase in depreciation and amortization expense from the set-top receiver lease program, partially offset by increased operating profits before depreciation and amortization. Operating profit in 2009 is expected to increase as the anticipated higher operating profit before depreciation and amortization is expected to be only partially offset by higher depreciation and amortization expense resulting from the set-top receiver lease program.

The DIRECTV Group

        Free Cash Flow.    In 2008, The DIRECTV Group generated $1,681 million of free cash flow, defined as net cash provided by operating activities less cash paid for property and satellites. During 2009, we expect continued free cash flow growth primarily as a result of the anticipated increase in operating profit before depreciation and amortization.

        Earnings per Share.    In 2008, The DIRECTV Group generated basic and diluted earnings per common share of $1.37. During 2009, we expect basic and diluted earnings per common share to increase by at least 15% as the anticipated improvement in operating profit and repurchase of $2.0 billion of our common stock pursuant to the additional share repurchase program announced in January 2009, is expected to be partially offset by higher net interest and income tax expense.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

Revenues by segment:			Change
	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$17,310	$15,527	$1,783	11.5%
DIRECTV Latin America	2,383	1,719	664	38.6%

Total Revenues	$19,693	$17,246	$2,447	14.2%

        The increase in our total revenues was due to higher ARPU and subscriber growth at DIRECTV U.S. and DIRECTV Latin America. We discuss these changes for each of our segments in more detail below.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

Operating profit (loss) before depreciation and amortization by segment:
			Change
	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$4,391	$3,850	$541	14.1%
DIRECTV Latin America	690	394	296	75.1%
Corporate and Other	(66)	(74)	8	(10.8)%

Total operating profit before depreciation and amortization	$5,015	$4,170	$845	20.3%

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

        Operating profit.    The following table presents our operating profit (loss) by segment:

Operating profit (loss) by segment:			Change
	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,330	$2,402	$(72)	(3.0)%
DIRECTV Latin America	426	159	267	167.9%
Corporate and Other	(61)	(75)	14	(18.7)%

Total operating profit	$2,695	$2,486	$209	8.4%

        The increase in our operating profit was primarily due to increased operating profit before depreciation and amortization, partially offset by the increase in depreciation and amortization expense due to the DIRECTV U.S. lease program. We discuss these changes for each of our segments in more detail below.

        Interest income.    The decrease in interest income to $81 million in 2008 from $111 million in 2007 was due to lower interest rates and lower average cash balances due mostly to the use of cash to fund our share repurchase program.

        Interest expense.    The increase in interest expense from $235 million in 2007 to $360 million in 2008 was due to an increase in the average debt balance compared to 2007 and lower capitalization of interest cost in 2008. We capitalized $18 million of interest costs in 2008 and $51 million in 2007. The reduction in the capitalization of interest costs was due to the successful completion and launch of two satellites.

        Other, net.    The significant components of "Other, net" were as follows:

	2008	2007	Change
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$55	$35	$20
Net gain (loss) from sale of investments	1	(6)	7
Other	(1)	(3)	2

Total	$55	$26	$29

        Income Tax Expense.    We recognized income tax expense of $864 million in 2008 compared to $943 million in 2007. The lower income tax expense in 2008 is primarily attributable to foreign earnings taxed at less than our domestic statutory rates, a partial reversal of a valuation allowance on deferred tax assets of foreign subsidiaries as a result of recent profitability and recognition of tax credits due to state tax legislation.

        Minority interests in net earnings of subsidiaries.    We recognized minority interest in net earnings of subsidiaries of $92 million in 2008 and $11 million in 2007 primarily from Sky Brazil. Minority interest in 2008 increased due to higher net income and $23 million from the partial reversal of a valuation allowance on deferred tax assets at Sky Brazil attributable to the minority interest holder.

THE DIRECTV GROUP, INC.

        Income from discontinued operations, net of taxes.    During 2008, we recorded a net $6 million adjustment as a result of the expiration of the statute of limitations in the federal jurisdiction offset by the write-off of foreign incentive income tax benefits related to previously divested businesses. During 2007, we recorded a $17 million reduction to our unrecognized tax benefits as a result of a settlement of a foreign withholding dispute from a previously divested business.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$17,310	$15,527	$1,783	11.5%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	7,424	6,681	743	11.1%
Subscriber service expenses	1,139	1,137	2	0.2%
Broadcast operations expenses	265	216	49	22.7%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,191	1,901	290	15.3%
Upgrade and retention costs	1,027	958	69	7.2%
General and administrative expenses	873	784	89	11.4%
Depreciation and amortization expense	2,061	1,448	613	42.3%

Total operating costs and expenses	14,980	13,125	1,855	14.1%

Operating profit	$2,330	$2,402	$(72)	(3.0)%

Other data:
Operating profit before depreciation and amortization	$4,391	$3,850	$541	14.1%
Total number of subscribers (000's)(1)	17,621	16,831	790	4.7%
ARPU	$83.90	$79.05	$4.85	6.1%
Average monthly subscriber churn %	1.47%	1.51%	—	(2.6)%
Gross subscriber additions (000's)	3,904	3,847	57	1.5%
Subscriber disconnections (000's)	3,043	2,969	74	2.5%
Net subscriber additions (000's)	861	878	(17)	(1.9)%
Average subscriber acquisition costs—per subscriber (SAC)	$715	$692	$23	3.3%

(1)
As discussed above in "Key Terminology," during 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

        Subscribers.    In 2008, gross subscriber additions increased primarily due to growth in the direct sales and retail distribution channels due in large part to more attractive promotions and higher demand for HD and DVR services, partially offset by the loss of a distribution relationship with BellSouth during the last three quarters of 2008. Average monthly subscriber churn decreased primarily

THE DIRECTV GROUP, INC.

due to increased sales of HD and DVR services as well as from lower involuntary churn associated with the continued effect of stringent credit policies. Net subscriber additions declined slightly from 2007 as the increase in gross additions was offset by higher subscriber disconnections.

        Revenues.    DIRECTV U.S.' revenues increased as a result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees, and an increase in lease fees due to higher average number of receivers per subscriber, partially offset by more competitive customer promotions and slightly lower upfront equipment fees.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition, upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services, as well as increased general and administrative costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in 2008. Subscriber service expenses remained essentially flat with a larger subscriber base in 2008 due to the cost savings from a decline in customer call volume and a lower call handle time. Broadcast operations expense increased in 2008 due primarily to costs to support advanced services, HD enhancements and video-on-demand.

        Subscriber acquisition costs increased due to higher sales, marketing and advertising costs and higher costs associated with the acquisition of higher quality and advanced product customers. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher sales, marketing and advertising costs and higher costs associated with the acquisition of higher quality and advanced product customers, partially offset by lower set-top receiver costs.

        Upgrade and retention costs increased in 2008 due to an increase in the movers program and other marketing programs.

        General and administrative expenses increased in 2008 primarily due to a $25 million one-time gain recognized in the second quarter of 2007 related to hurricane insurance recoveries, a $14 million charge in 2008 for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our home service providers that ceased operations, $24 million in charges associated with the settlement of multiple legal proceedings and an increase in labor and benefit costs.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2008 resulting from the capitalization of set-top receivers under the lease program.

THE DIRECTV GROUP, INC.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$2,383	$1,719	$664	38.6%
Operating profit before depreciation and amortization	690	394	296	75.1%
Operating profit	426	159	267	167.9%
Other data:
ARPU	$55.07	$48.33	$6.74	13.9%
Average monthly subscriber churn %	1.78%	1.38%	—	29.0%
Total number of subscribers (000's)(1)	3,883	3,279	604	18.4%
Gross subscriber additions (000's)	1,393	1,080	313	29.0%
Net subscriber additions (000's)	623	588	35	6.0%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform. Net subscriber additions as well as churn exclude the effect of the migration of approximately 19,000 subscribers from Central America to Sky Mexico in 2008 and approximately 20,000 in 2007.

        The increase in net subscriber additions was due to higher gross subscriber additions mainly in Brazil, Argentina and Venezuela, partially offset by higher churn of 1.78% in the region. The increase in churn was due to two downward subscriber adjustments totaling 78,000 subscribers in Sky Brazil as a result of the inconsistent application of churn policies in previous periods and the completion of the Sky Brazil and DIRECTV Brazil business integration. Excluding these subscriber adjustments in the current year, churn would have been 1.58%, which is higher than the prior year period primarily due to increased competition, higher churn in our prepaid business and a more challenging macroeconomic environment.

        Revenues increased in 2008 primarily due to strong subscriber and ARPU growth. ARPU increased mainly due to favorable exchange rates in Brazil in the first three quarters of 2008, as well as strong ARPU growth in PanAmericana, particularly in Venezuela and Argentina.

        The higher operating profit before depreciation and amortization is primarily due to the gross profit generated from the higher revenues, partially offset by an increase in subscriber acquisition costs mostly due to the 29% increase in gross additions, higher general and administrative expense due primarily to $29 million in currency related transaction fees in Venezuela and increased costs related to foreign currency exchange rate appreciation.

        The higher operating profit was primarily due to the increase in operating profit before depreciation and amortization partially offset by higher depreciation and amortization expense.

Corporate and Other

        Operating loss from Corporate and Other decreased to $61 million in 2008 from $75 million in 2007.

THE DIRECTV GROUP, INC.

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

Revenues by segment:			Change
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$15,527	$13,744	$1,783	13.0%
DIRECTV Latin America	1,719	1,013	706	69.7%
Corporate and Other	—	(2)	2	(100.0)%

Total Revenues	$17,246	$14,755	$2,491	16.9%

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

Operating profit (loss) before depreciation and amortization by segment:
			Change
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

THE DIRECTV GROUP, INC.

        Operating profit.    The following table presents our operating profit (loss) by segment:

Operating profit (loss) by segment:			Change
	2007	2006	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,402	$2,348	$54	2.3%
DIRECTV Latin America	159	79	80	101.3%
Corporate and Other	(75)	(70)	(5)	7.1%

Total operating profit	$2,486	$2,357	$129	5.5%

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

        Income from discontinued operations.    As a result of a favorable tax settlement, which we discuss in Note 19 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, we recorded a $17 million gain in "Income from discontinued operations, net of taxes" in our Consolidated Statements of Operations.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$15,527	$13,744	$1,783	13.0%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,681	5,830	851	14.6%
Subscriber service expenses	1,137	1,057	80	7.6%
Broadcast operations expenses	216	179	37	20.7%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,901	1,844	57	3.1%
Upgrade and retention costs	958	852	106	12.4%
General and administrative expenses	784	761	23	3.0%
Depreciation and amortization expense	1,448	873	575	65.9%

Total operating costs and expenses	13,125	11,396	1,729	15.2%

Operating profit	$2,402	$2,348	$54	2.3%

Other data:
Operating profit before depreciation and amortization	$3,850	$3,221	$629	19.5%
Total number of subscribers (000's)	16,831	15,953	878	5.5%
ARPU	$79.05	$73.74	$5.31	7.2%
Average monthly subscriber churn %	1.51%	1.60%	—	(5.6)%
Gross subscriber additions (000's)	3,847	3,809	38	1.0%
Subscriber disconnections (000's)	2,969	2,989	(20)	(0.7%)
Net subscriber additions (000's)	878	820	58	7.1%
Average subscriber acquisition costs—per subscriber (SAC)	$692	$641	$51	8.0%

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

        Subscriber acquisition costs increased due to higher advertising and direct sales marketing costs as well as higher costs associated with the increase in subscribers taking advanced products in 2007. This increase was partially offset by $159 million of higher costs in 2006 related to set-top receivers being expensed prior to the implementation of the lease program on March 1, 2006, after which most set-top receivers were capitalized as well as lower set-top receiver costs. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher direct sales marketing and advertising costs and higher costs associated with the increase in subscribers taking HD and DVR services, partially offset by lower set-top receiver costs.

        Upgrade and retention costs increased in 2007 due to higher volume of subscribers upgrading to HD and DVR services, partially offset by $115 million of higher costs in 2006 related to set-top receivers being expensed prior to the implementation of the lease program and lower set-top receiver costs.

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

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,719	$1,013	$706	69.7%
Operating profit before depreciation and amortization	394	244	150	61.5%
Operating profit (loss)	159	79	80	101.3%
Other data:
ARPU	$48.33	$41.71	$6.62	15.9%
Average monthly subscriber churn %	1.38%	1.46%	—	(5.5)%
Total number of subscribers (000's) (1)	3,279	2,711	568	21.0%
Gross subscriber additions (000's)	1,080	1,471	(391)	NM*
Net subscriber additions (000's)	588	1,118	(530)	NM
Net subscriber additions (excluding the Sky Brazil acquisition) (000's)	588	249	339	136.1%

*
Percentage not meaningful

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico service. Net subscriber additions as well as churn exclude the effect of the migration of approximately 20,000 subscribers from Central America to Sky Mexico in 2007.

THE DIRECTV GROUP, INC.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. From 2006 to 2008 we experienced significant growth in net cash provided by operating activities and free cash flow. We expect net cash provided by operating activities and free cash flow to continue to grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. Additionally, as of December 31, 2008, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility, which is available until 2011. Borrowings under this facility may be required to fund strategic investment opportunities should they arise.

        At December 31, 2008, our cash and cash equivalents totaled $2.0 billion compared with $1.1 billion at December 31, 2007.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.13 at December 31, 2008 and 0.92 at December 31, 2007. Working capital increased by $747 million to $459 million at December 31, 2008 from working capital deficit of $288 million at December 31, 2007. The increase during the period was mostly due to the increase in our cash and cash equivalent balances resulting from the changes discussed below.

THE DIRECTV GROUP, INC.

Summary Cash Flow Information

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Net cash provided by operating activities	$3,910	$3,645	$3,162
Net cash used in investing activities	(2,388)	(2,822)	(1,536)
Net cash used in financing activities	(600)	(2,239)	(2,828)
Free cash flow:
Net cash provided by operating activities	$3,910	$3,645	$3,162
Less: Cash paid for property, equipment and satellites	(2,229)	(2,692)	(1,976)

Free cash flow	$1,681	$953	$1,186

Cash Flows Provided By Operating Activities

        The increases in net cash provided by operating activities in 2008 and 2007 were primarily due to our higher operating profit before depreciation and amortization, which resulted from the higher gross profit generated from an increase in revenues. These increases were partially offset by an increase in cash paid for income taxes, which was $706 million in 2008, $408 million in 2007 and $30 million in 2006. The increase in cash paid for income taxes resulted mainly from the use of our NOL and tax credit carryforwards during 2007 and 2006.

Cash Flows Used In Investing Activities

        Beginning March 2006, DIRECTV U.S. introduced a set-top receiver lease program under which most set-top receivers provided to new and existing subscribers are capitalized. Prior to this lease program we expensed the cost of these set-top receivers. As a result of this lease program, our capital expenditures for property and equipment increased from 2006 to 2007. During 2008, we experienced a reduction in set-top receiver costs and benefited from the use of refurbished set-top receivers from the DIRECTV U.S. lease program, which resulted in a reduction in capital expenditures for property and equipment from 2007 to 2008.

        Also at DIRECTV U.S. during 2006, 2007 and 2008, we were in the process of constructing three satellites. We have completed and placed two of these satellites into service, which resulted in decreasing satellite capital expenditures over the three year period. We expect to launch the last of these satellites in 2009. Additionally, our capital expenditures for broadcast facilities and equipment to support our HD programming has decreased from 2006 to 2008 as we have largely completed the build out of the infrastructure necessary to launch HD programming both locally and nationally.

        These decreases in capital expenditures for property and equipment have been offset by an increase in capital expenditures in Latin America for set-top receivers provided to subscribers under lease programs. Part of our business strategy in Latin America is to increase advanced product and multi-box penetrations; therefore, our capital expenditures in Latin America are expected to increase.

        Additionally, we paid $204 million in 2008, $348 million in 2007 and $389 million in 2006 for investments in various companies. These transactions are described in Note 6 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Also, in 2007 and 2006, we had cash flows from investing activities resulting from net cash proceeds received from the sale of short-term investments. Our cash spending on investment in companies is discretionary and we may fund strategic investment opportunities should they arise in the future.

THE DIRECTV GROUP, INC.

Cash Flows Used in Financing Activities

        During 2006, 2007 and 2008 our Board of Directors approved, and we completed, the repurchase of a total of $8.2 billion of our common stock as follows: $3,174 million during 2008, $2,025 million during 2007 and $2,977 million during 2006. In January 2009, our Board of Directors authorized an additional $2 billion of share repurchases.

        Additionally, during 2008 we had $2,490 million of net cash proceeds from the issuance of senior notes and borrowings under our senior secured credit facility which were completed in May 2008 as described in Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, and a $160 million capital contribution received in connection with the Liberty Transaction described in Note 19 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Free Cash Flow

        Free cash flow increased in 2008 as compared to 2007 due to an increase in net cash provided by operating activities described above, and the decrease in capital expenditures. The decrease in capital expenditures resulted from lower set-top receiver costs for set-top receivers capitalized under the DIRECTV U.S. lease program and lower capital expenditures for satellite and broadcast facilities and equipment to support HD programming partially offset by increased capital expenditures in Latin America.

        Free cash flow decreased in 2007 compared to 2006 as the increase in net cash provided by operating activities discussed above was more than offset by an increase in capital expenditures for leased set-top receivers. Capital expenditures for leased set-top receivers increased as a result of an increase in the amount of set-top receivers capitalized in 2007 under the DIRECTV U.S. lease program implemented in March 2006.

        During 2009, we expect continued free cash flow growth primarily as a result of the anticipated increase in operating profit before depreciation and amortization.

Debt

        At December 31, 2008, we had $5,833 million in total outstanding borrowings, bearing a weighted average interest rate of 5.7%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility of DIRECTV U.S. as more fully described in Note 8 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

        Our notes payable and senior secured credit facility and other borrowings mature as follows: $108 million in 2009; $308 million in 2010; $108 million in 2011; $20 million in 2012; $2,796 million in 2013; and $2,500 million thereafter. However, these amounts do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, which could result from a computation that we are required to make each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2008 and 2007.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make

THE DIRECTV GROUP, INC.

voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At December 31, 2008, DIRECTV U.S. was in compliance with all such covenants and we expect to continue to be in compliance with all covenants in 2009.

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

Contingencies

        Also, as discussed in Note 19 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, Globo has the right to exchange Sky Brazil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

        In addition, we have approximately $97 million of cash on deposit at our Venezuelan subsidiary that is subject to exchange controls that limit our ability to transfer the cash outside of Venezuela. Venezuelan deposits are denominated in bolivars and translated at the official exchange rate. We are currently required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official rate (Bf 2,150). The approval process has been delayed in recent periods and may be delayed further in the future. If so, our Venezuelan subsidiary may be required to rely on a legal parallel exchange process to settle U.S. dollar obligations or to repatriate cash. If the entire Venezuelan cash balance at December 31, 2008 had been exchanged to U.S. dollars based on the parallel market rates, we would have recorded a charge to operating profit, and a reduction in our cash and cash equivalents of approximately $60 million. In 2008, we recognized a charge to operating profit of approximately $29 million in connection with the exchange of Venezuelan currency to U.S. dollars.

        Several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations", "Off-Balance Sheet Arrangements" and "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our term loans under DIRECTV U.S.' senior secured credit facility. Additionally, DIRECTV U.S.' ability to borrow under the senior secured credit facility is contingent upon DIRECTV U.S. meeting financial and other covenants associated with its facility as more fully described above.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of December 31, 2008, including the future periods in which payments are expected. Additional details regarding these obligations are

THE DIRECTV GROUP, INC.

provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 referenced in the table.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (Note 8) (a)	$7,900	$440	$1,069	$3,373	$3,018
Purchase obligations (Note 19) (b)	3,601	1,308	1,934	336	23
Operating lease obligations (Note 19) (c)	291	51	97	71	72
Capital lease obligations (Note 10)	977	83	157	151	586
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP (Note 19) (d) (e)	229	91	138	—	—

Total	$12,998	$1,973	$3,395	$3,931	$3,699

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2008, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

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

(d)
Other long-term liabilities consist of amounts DIRECTV U.S. owes to the National Rural Telecommunications Cooperative, or NRTC, for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions in 2004, including interest, and satellite contracts.

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $207 million as of December 31, 2008. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2008, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $33 million primarily related to insurance deductibles and foreign tax refunds.

THE DIRECTV GROUP, INC.

CONTINGENCIES

        For a discussion of "Contingencies", see Note 19 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

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

        We assess the recoverability of deferred tax assets at each reporting date and where applicable, record a valuation allowance to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operating activities differs from forecasted amounts, or if we change our estimates of forecasted income from operating activities, we could record additional charges in order to adjust the carrying value of deferred tax assets to their realizable amount. Such charges could be material to our consolidated financial statements.

THE DIRECTV GROUP, INC.

        In addition, the recognition of a tax benefit for tax positions involves dealing with uncertainties in the application of complex tax regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for taxes for uncertain tax positions where assessments have not been received in accordance with Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109," or FIN 48. We believe such tax reserves are adequate in relation to the potential for additional assessments. Once established, we adjust these amounts only when more information is available or when an event occurs necessitating a change to the reserves. Future events such as changes in the facts or law, judicial decisions regarding the application of existing law or a favorable audit outcome will result in changes to the amounts provided.

        Contingent Matters.    Determining when, or if, an accrual should be recorded for a contingent matter, including but not limited to legal and tax issues, and the amount of such accrual, if any, requires a significant amount of management judgment and estimation. We develop our judgments and estimates in consultation with outside counsel based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, we could record a charge in a future period that would be material to our consolidated financial statements.

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers at DIRECTV U.S. over a three year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. Based on the book value of the DIRECTV U.S. set-top receivers capitalized as of December 31, 2008, if we extended the depreciable life of the set-top receivers by one half of a year, it would result in an approximately $250 million reduction in annual depreciation expense.

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

        Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2008, and determined that there was no impairment of goodwill or intangible assets with indefinite lives.

        The goodwill evaluation requires the estimation of the fair value of reporting units where we record goodwill. We determine fair values primarily using estimated cash flows discounted at a rate commensurate with the risk involved, when appropriate. Estimation of future cash flows requires significant judgment about future operating results, and can vary significantly from one evaluation to

THE DIRECTV GROUP, INC.

the next. Risk adjusted discount rates are not fixed and are subject to change over time. As a result, changes in estimated future cash flows and/or changes in discount rates could result in a write-down of goodwill or intangible assets with indefinite lives in a future period which could be material to our consolidated financial statements.

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

Foreign Currency Risk

        We generally conduct our business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of December 31, 2008, we had no significant foreign currency exchange contracts outstanding. The impact of a hypothetical 10% adverse change in exchange rates on the fair values of foreign currency denominated assets and liabilities would be a loss of $42 million, net of taxes, at December 31, 2008.

Interest Rate Risk

        We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $5,831 million at December 31, 2008, excluding the unamortized bond premium, which consisted of DIRECTV U.S.' fixed rate borrowings of $3,410 million and variable rate borrowings of $2,421 million. As of December 31, 2008, a hypothetical one percentage point increase in interest rates related to our outstanding variable rate debt would have increased our annual interest expense by approximately $24 million.

***

THE DIRECTV GROUP, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The DIRECTV Group, Inc.
El Segundo, California

        We have audited the accompanying consolidated balance sheets of The DIRECTV Group, Inc. (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The DIRECTV Group, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109; effective December 31, 2007, the Company adopted the measurement date provision of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 26, 2009

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$19,693	$17,246	$14,755
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	8,298	7,346	6,201
Subscriber service expenses	1,290	1,240	1,111
Broadcast operations expenses	360	323	286
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,429	2,096	1,945
Upgrade and retention costs	1,058	976	870
General and administrative expenses	1,243	1,095	1,069
Gain from disposition of businesses	—	—	(118)
Depreciation and amortization expense	2,320	1,684	1,034

Total operating costs and expenses	16,998	14,760	12,398

Operating profit	2,695	2,486	2,357
Interest income	81	111	146
Interest expense	(360)	(235)	(246)
Other, net	55	26	42

Income from continuing operations before income taxes and minority interests	2,471	2,388	2,299
Income tax expense	(864)	(943)	(866)
Minority interests in net earnings of subsidiaries	(92)	(11)	(13)

Income from continuing operations	1,515	1,434	1,420
Income from discontinued operations, net of taxes	6	17	—

Net income	$1,521	$1,451	$1,420

Basic earnings per common share:
Income from continuing operations	$1.36	$1.20	$1.13
Income from discontinued operations, net of taxes	0.01	0.01	—

Net income	$1.37	$1.21	$1.13

Diluted earnings per common share:
Income from continuing operations	$1.36	$1.20	$1.12
Income from discontinued operations, net of taxes	0.01	0.01	—

Net income	$1.37	$1.21	$1.12

Weighted average number of common shares outstanding (in millions):
Basic	1,110	1,195	1,262
Diluted	1,114	1,202	1,270

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$2,005	$1,083
Accounts receivable, net	1,423	1,535
Inventories	192	193
Deferred income taxes	68	90
Prepaid expenses and other	356	245

Total current assets	4,044	3,146
Satellites, net	2,476	2,026
Property and equipment, net	4,171	3,807
Goodwill	3,753	3,669
Intangible assets, net	1,172	1,577
Investments and other assets	923	838

Total assets	$16,539	$15,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,115	$3,032
Unearned subscriber revenues and deferred credits	362	354
Current portion of long-term debt	108	48

Total current liabilities	3,585	3,434
Long-term debt	5,725	3,347
Deferred income taxes	524	567
Other liabilities and deferred credits	1,749	1,402
Commitments and contingencies
Minority interests redeemable at fair value of $325 million as of December 31, 2008	103	11
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized, 1,024,182,043 shares and 1,148,268,203 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	8,540	9,318
Accumulated deficit	(3,559)	(2,995)
Accumulated other comprehensive loss	(128)	(21)

Total stockholders' equity	4,853	6,302

Total liabilities and stockholders' equity	$16,539	$15,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Comprehensive Income, net of taxes
	(Dollars in Millions, Except Share Data)
Balance at January 1, 2006	1,391,031,989	$10,956	$(3,002)	$(14)	$7,940
Net income			1,420		1,420	$1,420
Stock repurchased and retired	(184,115,524)	(1,452)	(1,525)		(2,977)
Stock options exercised and restricted stock units vested and distributed	19,573,728	257			257
Share-based compensation expense		39			39
Tax benefit from stock option exercises		42			42
Other		(6)			(6)
Minimum pension liability adjustment, net of tax				24	24	24
Adjustment to initially record funded status of defined benefit plans upon adoption of SFAS No. 158, net of tax				(46)	(46)
Foreign currency translation adjustments				2	2	2
Unrealized losses on securities, net of tax				(14)	(14)	(14)

Comprehensive income						$1,432

Balance at December 31, 2006	1,226,490,193	9,836	(3,107)	(48)	6,681
Net Income			1,451		1,451	$1,451
Stock repurchased and retired	(86,173,710)	(692)	(1,333)		(2,025)
Stock options exercised and restricted stock units vested and distributed	7,951,720	118			118
Share-based compensation expense		49			49
Tax benefit from stock option exercises		18			18
Other		(11)			(11)
Adjustment to initially record cumulative effect of adopting FIN 48, net of tax			(5)		(5)
Adjustment to record adoption of measurement date provisions of SFAS No. 158, net of tax			(1)		(1)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax				16	16	16
Foreign currency translation adjustments				(1)	(1)	(1)
Unrealized gains on securities, net of tax				12	12	12

Comprehensive income						$1,478

Balance at December 31, 2007	1,148,268,203	9,318	(2,995)	(21)	6,302
Net Income			1,521		1,521	$1,521
Stock repurchased and retired	(131,476,804)	(1,089)	(2,085)		(3,174)
Stock options exercised and restricted stock units vested and distributed	7,390,644	105			105
Share-based compensation expense		51			51
Tax benefit from stock option exercises		15			15
Capital contribution		160			160
Other		(20)			(20)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax				(87)	(87)	(87)
Unrealized losses on securities, net of tax				(20)	(20)	(20)

Comprehensive income						$1,414

Balance at December 31, 2008	1,024,182,043	$8,540	$(3,559)	$(128)	$4,853

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,521	$1,451	$1,420
Income from discontinued operations, net of taxes	(6)	(17)	—

Income from continuing operations	1,515	1,434	1,420
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,320	1,684	1,034
Amortization of deferred revenues and deferred credits	(104)	(98)	(41)
Gain from disposition of businesses	—	—	(118)
Dividends received	35	—	—
Deferred income taxes	107	439	765
Other	119	45	23
Change in operating assets and liabilities:
Accounts and notes receivable	95	(166)	(283)
Inventories	18	(45)	139
Prepaid expenses and other	(96)	46	(12)
Accounts payable and accrued liabilities	(23)	255	158
Unearned subscriber revenues and deferred credits	8	72	2
Other, net	(84)	(21)	75

Net cash provided by operating activities	3,910	3,645	3,162

Cash Flows From Investing Activities
Cash paid for property and equipment	(2,101)	(2,523)	(1,754)
Cash paid for satellites	(128)	(169)	(222)
Investment in companies, net of cash acquired	(204)	(348)	(389)
Purchase of short-term investments	—	(588)	(2,517)
Sale of short-term investments	—	748	3,029
Proceeds from sale of investments	—	—	182
Proceeds from collection of notes receivable	—	—	142
Other, net	45	58	(7)

Net cash used in investing activities	(2,388)	(2,822)	(1,536)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	2,490	—	—
Debt issuance costs	(19)	—	—
Repayment of long-term debt	(53)	(220)	(8)
Net increase (decrease) in short-term borrowings	—	2	(2)
Repayment of other long-term obligations	(117)	(121)	(100)
Common shares repurchased and retired	(3,174)	(2,025)	(2,977)
Capital contribution	160	—	—
Stock options exercised	105	118	257
Excess tax benefit from share-based compensation	8	7	2

Net cash used in financing activities	(600)	(2,239)	(2,828)

Net increase (decrease) in cash and cash equivalents	922	(1,416)	(1,202)
Cash and cash equivalents at beginning of the year	1,083	2,499	3,701

Cash and cash equivalents at end of the year	$2,005	$1,083	$2,499

Supplemental Cash Flow Information
Cash paid for interest	$334	$230	$243
Cash paid for income taxes	706	408	30

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

        The DIRECTV Group, Inc., which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. Our two business segments, DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location, are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers.

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

Use of Estimates in the Preparation of the Consolidated Financial Statements

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates.

Revenue Recognition

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, our published programming guide, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenues and deferred credits" in the Consolidated Balance Sheets until earned.

Broadcast Programming and Other

        We recognize the costs of television programming distribution rights when we distribute the related programming. We recognize the costs of television programming rights to distribute live sporting events

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Subscriber Acquisition Costs

        Subscriber acquisition costs consist of costs we incur to acquire new subscribers. We include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, telephone communication companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers in subscriber acquisition costs. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel our service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. DIRECTV U.S. implemented a lease program on March 1, 2006, after which most set-top receivers provided to new subscribers are capitalized. We include the amount of our set-top receivers capitalized each period for subscriber acquisition activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for property and equipment." See Note 4 below for additional information.

Upgrade and Retention Costs

        Upgrade and retention costs consist primarily of costs we incur for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, digital video recorder, or DVR, high-definition, or HD, local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. DIRECTV U.S. implemented a lease program on March 1, 2006, after which most set-top receivers provided to existing subscribers under upgrade and retention programs are capitalized. We include the amount of our set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for property and equipment." See Note 4 below for additional information.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        We also have foreign operations where the local currency is their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

during the year. We record the resulting translation adjustment as part of accumulated other comprehensive income (loss), which we refer to as OCI, a separate component of stockholders' equity.

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

        The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2008 and 2007.

Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Share-Based Payment

        We grant restricted stock units and common stock options to our employees and directors.

        We record compensation expense equal to the fair value of stock-based awards at the date approved on a straight-line basis over the requisite service period of up to three years, reduced for estimated forfeitures and adjusted for anticipated payout percentages related to the achievement of performance targets.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising expenses, net of payments received from programming content providers for marketing support, were $301 million in 2008, $261 million in 2007, and $233 million in 2006.

Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $200 each, to a large number of individual residential subscribers throughout the United States and most of Latin America. As applicable, we maintain allowances for anticipated losses.

Accounting Changes

        On January 1, 2008 we adopted Statement of Financial Accounting Standards, or SFAS, No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. Our adoption of SFAS No. 159 did not have any effect on our consolidated financial statements, as we have not elected to report subject instruments at fair value.

        On January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, sets out a framework for measuring fair value under accounting principles generally accepted in the United States of America, or GAAP, and expands disclosures about fair value measurements of assets and liabilities to include disclosure about inputs used in the determination of fair value using the following three categories:

        Level 1: Quoted market prices in active markets for identical assets or liabilities.

        Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

        Level 3: Unobservable inputs that are not corroborated by market data.

        SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. Our adoption of SFAS No. 157 did not have any effect on our consolidated financial statements.

        On January 1, 2008 we adopted Emerging Issues Task Force, or EITF, Issue No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

for an End-Customer to Receive Service from the Service Provider." EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. Our adoption of EITF No. 06-1 did not have any effect on our consolidated financial statements.

        We adopted FIN 48 on January 1, 2007, the cumulative effect of which resulted in a $5 million increase to "Accumulated deficit" in the Consolidated Balance Sheets. As of the date of adoption, our unrecognized tax benefits and accrued interest totaled $204 million, including $166 million of tax positions the recognition of which would affect the annual effective income tax rate. As of the date of adoption, we have accrued $45 million in interest and penalties as part of our liability for unrecognized tax benefits. See Note 9 below for additional information regarding unrecognized tax benefits.

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

New Accounting Standards

        At the March 12, 2008 EITF meeting, the SEC Observer announced revisions to Topic D-98 "Classification and Measurement of Redeemable Securities", which provides SEC registrants guidance on the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revised Topic D-98 requires that redeemable minority interests, such as Globo Comunicacoes e Participacoes S.A.'s, or Globo's, redeemable interest described in Note 19 to the Notes to the Consolidated Financial Statements that are redeemable at the option of the holder should be recorded outside of permanent equity at fair value, and the redeemable minority interests should be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a noncontrolling interest from the application of Topic D-98 are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). We will apply this guidance in our Consolidated Financial Statements beginning January 1, 2009, which will result in us recording the fair value of our redeemable minority interest as of January 1, 2009 with a corresponding adjustment to "Additional paid in capital" in the Consolidated Balance Sheets. Had we adopted this guidance as of December 31, 2008, we would have recorded a $222 million increase to "Minority interest" with a corresponding decrease to "Common stock and additional paid-in-capital" in the Consolidated Balance Sheets.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51.", which establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No. 160 requires an entity to present minority interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the Consolidated Statements of Operations. SFAS No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The adoption of SFAS No. 160 on January 1, 2009, as required, will only affect the presentation of the minority interest in our Consolidated Statements of Operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R will require the acquiring entity to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations, whether partial, full or step acquisitions. Under SFAS No. 141R certain contingent assets and liabilities, as well as contingent consideration, will also be required to be recognized at fair value on the date of acquisition and acquisition related transaction and restructuring costs will be expensed. Additionally, SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of SFAS No. 141R as required, on January 1, 2009, will change the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations and will change the accounting for all business combinations consummated after January 1, 2009.

Note 3: Accounts Receivable, Net

        The following table sets forth the amounts recorded for "Accounts receivable, net" in our Consolidated Balance Sheets as of December 31:

	2008	2007
	(Dollars in Millions)
Subscriber	$918	$925
Trade and other	555	666

Subtotal	1,473	1,591
Less: Allowance for doubtful accounts	(50)	(56)

Accounts receivable, net	$1,423	$1,535

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 4: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets at December 31:

	Estimated Useful Lives (years)	2008	2007
	(Dollars in Millions)
Satellites	10-16	$2,956	$2,163
Satellites under construction	—	292	474

Total		3,248	2,637
Less: Accumulated depreciation		(772)	(611)

Satellites, net		$2,476	$2,026

Land and improvements	9-30	$37	$34
Buildings and leasehold improvements	2-40	342	301
Machinery and equipment	3-23	3,211	2,821
Subscriber leased set-top receivers	3-7	4,853	3,731
Construction in-progress	—	271	365

Total		8,714	7,252
Less: Accumulated depreciation		(4,543)	(3,445)

Property and equipment, net		$4,171	$3,807

        We capitalized interest costs of $18 million in 2008, $51 million in 2007, and $55 million in 2006 as part of the cost of our property and satellites under construction. Depreciation expense was $1,907 million in 2008, $1,264 million in 2007, and $664 million in 2006.

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

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for each of the periods presented:

Capitalized subscriber leased equipment:	Years ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$599	$762	$599
Subscriber leased equipment—upgrade and retention	537	774	473

Total subscriber leased equipment capitalized	$1,136	$1,536	$1,072

Depreciation expense—subscriber leased equipment	$1,100	$645	$147

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 5: Goodwill and Intangible Assets

        The following table sets forth the changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by segment for the years ended December 31, 2008 and 2007:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of January 1, 2007	$3,032	$483	$3,515
Acquisition of Darlene interest in DLA LLC	—	187	187
Sky Brazil purchase price allocation	—	(31)	(31)
Other	—	(2)	(2)

Balance as of December 31, 2007	3,032	637	3,669
Acquisition related to home service provider business	157	—	157
Sky Brazil deferred income tax valuation allowance	—	(73)	(73)

Balance as of December 31, 2008	$3,189	$564	$3,753

        The following table sets forth the components for "Intangible assets, net" in the Consolidated Balance Sheets at:

		December 31, 2008			December 31, 2007
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	208	$171	37	208	$132	76
Subscriber related	5-10	1,697	1,255	442	1,697	942	755
Dealer network	15	130	79	51	130	71	59
Trade name and other	10-20	102	9	93	95	5	90
Distribution rights	7	334	217	117	334	169	165

Total intangible assets		$2,903	$1,731	$1,172	$2,896	$1,319	$1,577

        Amortization expense of intangible assets was $412 million in 2008 and $419 million in 2007 and $369 million in 2006.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $350 million in 2009; $152 million in 2010; $97 million in 2011; $55 million in 2012; $17 million in 2013 and $69 million thereafter.

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2008, 2007, and 2006. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2008, 2007, or 2006.

Note 6: Investments

Equity Method Investments

        We have investments in companies that we account for under the equity method of accounting totaling $667 million as of December 31, 2008 and $551 million as of December 31, 2007.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We paid cash of $96 million in 2008, $13 million in 2007 and $381 million in 2006 to acquire interests in companies we account for under the equity method of accounting. As discussed in Note 17, we acquired a 41% interest in Sky Mexico in 2006. The book value of our investment in Sky Mexico was $537 million at December 31, 2008 and $505 million at December 31, 2007.

        The following table sets forth equity in earnings of our 41% interest in Sky Mexico for the periods presented:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Equity in earnings of Sky Mexico	$63	$41	$18

        We received cash dividends of $35 million in 2008 from companies that we account for under the equity method.

        In January 2006, we completed the sale of our 50% interest in HNS LLC to SkyTerra Communications, Inc. and resolved a working capital adjustment from a prior transaction with SkyTerra in exchange for $110 million in cash, which resulted in our recording a gain of $14 million related to the sale, in addition to equity earnings of HNS LLC of $11 million in "Other, net" in the Consolidated Statements of Operations.

Other Investments

        We had investments in marketable equity securities of $23 million as of December 31, 2008 and $56 million as of December 31, 2007, which were stated at current fair value and classified as available-for-sale.

        Accumulated unrealized gains, net of taxes, included as part of accumulated other comprehensive income were $1 million in 2008, $21 million in 2007 and $9 million in 2006.

Note 7: Accounts Payable and Accrued Liabilities; Other Liabilities and Deferred Credits

        The following represent significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets as of December 31:

	2008	2007
	(Dollars in Millions)
Programming costs	$1,640	$1,506
Accounts payable	433	447
Property and income taxes	161	154
Payroll and employee benefits	165	139
Interest payable	45	26
Other	671	760

Total accounts payable and accrued liabilities	$3,115	$3,032

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following represent significant components of "Other liabilities and deferred credits" in our Consolidated Balance Sheets as of December 31:

	2008	2007
	(Dollars in Millions)
Obligations under capital leases	$542	$43
Other accrued taxes	428	343
Programming costs	251	368
Pension and other postretirement benefits	179	75
Deferred credits	122	213
Other	227	360

Total other liabilities and deferred credits	$1,749	$1,402

Note 8: Debt

        The following table sets forth our outstanding debt:

	Interest Rates at December 31, 2008	December 31,
		2008	2007
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	—
Senior secured credit facility, net of unamortized discount of $9 million as of December 31, 2008	3.165%	2,421	1,483
Unamortized bond premium	—	2	2

Total debt		5,833	3,395
Less: Current portion of long-term debt		(108)	(48)

Long-term debt		$5,725	$3,347

2008 Financing Transactions

        In May 2008, DIRECTV U.S. completed financing transactions that included the issuance of senior notes and an amendment to its existing senior secured credit facility as discussed below. We incurred $20 million of debt issuance costs in connection with these transactions.

        DIRECTV U.S. issued $1,500 million in senior notes due in 2016 in a private placement transaction. The eight-year notes bear interest at 7.625%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually commencing November 15, 2008. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis. On November 11, 2008, we completed an exchange offer in which holders of substantially all of the outstanding principal amount of the senior notes exchanged the original senior notes for registered notes with identical terms, except that the registered notes are registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        Notes Payable.    All of our senior notes were issued by DIRECTV U.S. and have been registered under the Securities Act of 1933, as amended. The 8.375% senior notes, 6.375% senior notes and 7.625% senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' assets. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        The fair value of our 8.375% senior notes was approximately $904 million at December 31, 2008 and approximately $948 million at December 31, 2007. The fair value of our 6.375% senior notes was approximately $911 million at December 31, 2008 and approximately $962 million at December 31, 2007. The fair value of our 7.625% senior notes was approximately $1,451 million at December 31, 2008. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157, on those dates.

        Credit Facility.    At December 31, 2008, DIRECTV U.S.' senior secured credit facility consisted of a $463 million six-year Term Loan A, a $972 million eight-year Term Loan B, a $986 million five-year Term Loan C and a $500 million undrawn six-year revolving credit facility. The Term Loan A, Term Loan B and Term Loan C components of the senior secured credit facility currently bear interest at a rate equal to the London InterBank Offered Rate, or LIBOR, plus 0.75%, 1.50% and 2.25%, respectively. In addition, we pay a commitment fee of 0.175% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and is fully and unconditionally guaranteed, jointly and severally by substantially all of DIRECTV U.S.' material domestic subsidiaries.

        Our notes payable and credit facility mature as follows: $108 million in 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, $2,796 million in 2013 and $2,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2008, 2007, or 2006. The amount of interest accrued related to our outstanding debt was $45 million at December 31, 2008 and $26 million at December 31, 2007.

        Sky Brazil Bank Loan.    As a result of our acquisition of Sky Brazil, we assumed Sky Brazil's $210 million U.S. dollar denominated variable rate bank loan due in August 2007. In January 2007, we paid $210 million to the lending banks, who in turn assigned the loan to a wholly-owned subsidiary of The DIRECTV Group. As a result, this loan is no longer outstanding on a consolidated basis.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness,

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At December 31, 2008, DIRECTV U.S. was in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur. In September 2008, Liberty Media became the majority owner of our outstanding common stock. There was no ratings decline for the senior notes associated with that event, and DIRECTV U.S. was not required either to offer to redeem any of the senior notes pursuant to their respective indentures or to prepay any of the borrowings under the senior secured credit facility.

        Restricted Cash.    Restricted cash of $15 million as of December 31, 2008 and $5 million as of December 31, 2007 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations. Restrictions on the cash will be removed as the letters of credit expire.

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

        Our income tax expense consisted of the following for the years ended December 31:

	2008	2007	2006
	(Dollars in Millions)
Current tax expense:
U.S. federal	$(543)	$(450)	$(20)
Foreign	(128)	(73)	(16)
State and local	(72)	(103)	(32)

Total	(743)	(626)	(68)

Deferred tax (expense) benefit:
U.S. federal	(210)	(285)	(704)
Foreign	97	5	—
State and local	(8)	(37)	(94)

Total	(121)	(317)	(798)

Total income tax expense	$(864)	$(943)	$(866)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        "Income from continuing operations before income taxes and minority interests" included the following components for the years ended December 31:

	2008	2007	2006
	(Dollars in Millions)
U.S. income	$1,981	$2,154	$2,162
Foreign income	490	234	137

Total	$2,471	$2,388	$2,299

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2008	2007	2006
	(Dollars in Millions)
Expected expense at U.S. federal statutory income tax rate	$(865)	$(836)	$(804)
U.S. state and local income tax expense, net of federal benefit	(73)	(91)	(82)
Change in unrecognized tax benefits	(18)	(18)	—
Tax basis differences attributable to divestitures	—	—	25
Minority interests in partnership earnings	26	4	5
Foreign tax (expense) benefit, net of tax deduction	27	(14)	(9)
Change in valuation allowance	12	5	1
Tax credits	32	4	—
Other	(5)	3	(2)

Total income tax expense	$(864)	$(943)	$(866)

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2008		2007
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$278	$67	$300	$132
Prepaid expenses	—	29	—	40
State taxes	31	—	23	—
Depreciation, amortization and asset impairment charges	—	273	—	193
Foreign net operating loss and tax credit carryforwards	643	—	715	—
Programming contract liabilities	162	—	188	—
Unrealized foreign exchange gains or losses	—	59	—	106
Tax basis differences in investments and affiliates	84	705	58	682
Other	6	6	3	6

Subtotal	1,204	1,139	1,287	1,159
Valuation allowance	(511)	—	(605)	—

Total deferred taxes	$693	$1,139	$682	$1,159

        As of December 31, 2008, we had $10 million of long-term deferred tax assets, recorded in "Investments and other assets" in the Consolidated Balance Sheets.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance balances of $511 million at December 31, 2008 and $605 million at December 31, 2007, are primarily attributable to the unused foreign operating losses and unused capital losses, both of which are available for carry forward. For the year ended December 31, 2008, the decrease in the valuation allowance was primarily attributable to the realization of an $87 million deferred tax asset for Brazilian net operating loss carryforwards. The reversal of the valuation allowance was based on management's evaluation that it is more likely than not that Brazilian net operating loss carryforwards which have not been previously realized will be utilized as a result of the recent profitability of the Brazilian operations and its financial projections. $22 million of the valuation allowance reversal was attributable to the minority interest in the Brazilian operations and was reported as a reduction in the foreign income tax expense. Additionally, $65 million of the valuation allowance reversal was reported as a reduction to both future U.S. tax credits and goodwill that was recognized upon our acquisition of Sky Brazil.

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

        As of December 31, 2008, we have approximately $1.7 billion of foreign net operating losses that are primarily attributable to operations in Brazil with varying expiration dates, foreign tax credits of $45 million that expire between 2009 and 2017, and state research tax credits of approximately $40 million that can be carried forward indefinitely.

        No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $269 million in 2008. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in foreign subsidiaries.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(Dollars in Millions)
Gross unrecognized tax benefits at January 1, 2007	$159
Increases in tax positions for prior years	102
Increases in tax positions for the current year	34
Settlements	(4)

Gross unrecognized tax benefits at December 31, 2007	291
Increases in tax positions for prior years	75
Increases in tax positions for the current year	26
Statute expiration	(38)
Settlements	9

Gross unrecognized tax benefits at December 31, 2008	$363

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        As of December 31, 2008, our unrecognized tax benefits totaled $425 million, including accrued interest of $62 million. If our tax positions are ultimately sustained, approximately $207 million of the unrecognized tax benefits would be recognized as a reduction in our annual effective income tax rate.

        We recorded $16 million of interest and penalties in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2008 for unrecognized tax benefits.

        We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal tax purposes, the tax years 2003 through 2008 remain open to examination. The California tax years 1994 through 2008 remain open to examination and the income tax returns in the other state and foreign tax jurisdictions in which we have operations are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

        We anticipate that the examination and court proceedings for certain state taxing jurisdictions will conclude in the next twelve months resulting in an estimated reduction in our unrecognized tax benefits of approximately $35 million, $30 million of which relates to discontinued operations. We do not anticipate that other changes to the total unrecognized tax benefits in the next twelve months will have a significant effect on our consolidated financial statements.

Note 10: Capital Lease Obligations

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth total minimum lease payments under capital leases along with the present value of the net minimum lease payments as of December 31, 2008:

(Dollars in Millions)
2009	$83
2010	80
2011	77
2012	76
2013	75
Thereafter	586

Total minimum lease payments	977
Less: Amount representing interest	393

Present value of net minimum lease payments	$584

        Assets held under capitalized leases are included in Satellites, net and Property and Equipment, net in our Consolidated Balance Sheets. We had the following assets held under capital leases as of December 31:

	2008	2007
	(Dollars in Millions)
Satellites under capital leases	$533	$44
Less: Accumulated amortization	(20)	(24)

Satellites, net under capital leases	$513	$20

Property and equipment under capital leases	$27	$11
Less: Accumulated amortization	(4)	(1)

Property and equipment, net under capital leases	$23	$10

        We paid interest for capital leases of $27 million in 2008, $4 million in 2007 and $2 million in 2006.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(Dollars in Millions)
Change in Net Benefit Obligation
Net benefit obligation at beginning of year	$430	$468	$24	$28
Service cost	16	18	—	—
Interest cost	27	28	1	1
Plan participants' contributions	1	1	—	—
Actuarial loss (gain)	29	(27)	—	(3)
Benefits paid	(51)	(58)	(3)	(2)

Net benefit obligation at end of year	452	430	22	24

Change in Plan Assets
Fair value of plan assets at beginning of year	368	393	—	—
Actual (loss) return on plan assets	(85)	22	—	—
Employer contributions	51	11	3	2
Benefits paid	(51)	(58)	(3)	(2)

Fair value of plan assets at end of year	283	368	—	—

Funded status at end of year	$(169)	$(62)	$(22)	$(24)

Amounts recognized in the consolidated balance sheets consist of:
Investments and other assets	$—	$2	$—	$—
Accounts payable and accrued liabilities	(9)	(10)	(3)	(3)
Other liabilities and deferred credits	(160)	(54)	(19)	(21)
Deferred tax assets	79	26	(1)	(1)
Accumulated other comprehensive loss	129	42	(1)	(1)
Amounts recognized in the accumulated other comprehensive loss consist of:
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$125	$37	$—	$—
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	4	5	(1)	(1)

Total	$129	$42	$(1)	$(1)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We estimate that the following amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2009:

	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
Expense resulting from changes in plan experience and actuarial assumptions	$7	—
Expense (benefit) resulting from changes in plan provisions	1	$(1)

        The accumulated benefit obligation for all pension plans was $415 million as of December 31, 2008 and $396 million as of December 31, 2007.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2008	2007
	(Dollars in Millions)
Accumulated benefit obligation	$415	$49
Fair value of plan assets	283	—

        Information for pension plans with a projected benefit obligation in excess of plan assets at December 31:

	2008	2007
	(Dollars in Millions)
Projected benefit obligation	$452	$64
Fair value of plan assets	283	—

        Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$16	$18	$14	$—	$—	$—
Interest accrued on benefits earned in prior years	27	28	27	1	1	2
Expected return on plan assets	(30)	(33)	(29)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	1	1	1	—	(1)	(1)
Net amount resulting from changes in plan experience and actuarial assumptions	4	6	5	—	—	—

Net periodic benefit cost	$18	$20	$18	$1	$—	$1

Additional information
Increase in minimum liability included in other comprehensive income, net of taxes	$—	$—	$24	$—	$—	$—

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Net periodic pension benefit costs for 2007 includes one month of expense that was recorded as an adjustment to "Accumulated deficit" in the Consolidated Balance Sheets ($1 million after tax) related to the adoption of the measurement date provisions of SFAS No. 158 discussed in Note 2.

Assumptions

        Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Discount rate—Qualified Plans	6.06%	6.22%	5.88%	5.76%
Discount rate—Non-Qualified Plans	6.04%	6.24%	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate—Qualified Plan	6.22%	5.67%	5.78%	5.76%	5.43%	5.46%
Discount rate—Non-Qualified Plans	6.24%	5.69%	5.74%	—	—	—
Expected long-term return on plan assets	8.75%	8.75%	8.75%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

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

        A hypothetical 0.25% decrease in our discount rate would have had the effect of increasing our 2008 pension expense by approximately $1 million and our projected benefit obligation by approximately $12 million. A hypothetical 0.25% decrease in our expected return on plan assets would have had the effect of increasing our 2008 pension expense by approximately $1 million.

        The following table provides assumed health care costs trend rates:

	2008	2007
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2015	2011

        A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in Millions)
Effect on total of service and interest cost components	—	—
Effect on postretirement benefit obligation	$2	$(1)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Plan Assets

        Our target asset allocation for 2008 and actual pension plan weighted average asset allocations at December 31, 2008 and 2007, by asset categories, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2009	2008	2007
Equity securities	40-56%	47%	53%
Debt securities	24-40%	40%	36%
Real estate	0-10%	3%	4%
Other	0-10%	10%	7%

Total		100%	100%

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

        There were no shares of our common stock included in plan assets at December 31, 2008 and 2007.

Cash Flows

  Contributions

        We expect to contribute approximately $22 million to our qualified pension plans and $11 million to our nonqualified pension plans in 2009.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Estimated Future Benefit Payments

        We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid by the plans during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
2009	$43	$3
2010	36	3
2011	31	2
2012	31	2
2013	31	2
2014-2017	179	10

        We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $12 million in 2008, $10 million in 2007 and $8 million in 2006.

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

Note 12: Stockholders' Equity

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation provides for the following capital stock: common stock, par value $0.01 per share, 3,000,000,000 shares authorized; Class B common stock, par value $0.01 per share, 275,000,000 shares authorized; excess stock, par value $0.01 per share, 800,000,000 shares authorized; and preferred stock, par value $0.01 per share, 9,000,000 shares authorized. As of December 31, 2008 and 2007, there were no shares outstanding of the Class B common stock, excess stock or preferred stock.

Share Repurchase Program

        During 2006, 2007 and 2008 our Board of Directors approved multiple authorizations for the repurchase of a total of $8.2 billion of our common stock, including a $3 billion authorization in May 2008 that was completed in December 2008. Subsequent to December 31, 2008, our Board of Directors authorized the repurchase of an additional $2 billion of our common stock. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2008	2007	2006
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$3,174	$2,025	$2,977
Average price per share	24.12	23.48	16.16
Number of shares repurchased and retired	131	86	184

        For the year ended December 31, 2008, we recorded the $3,174 million in repurchases as a decrease of $1,089 million to "Common stock and additional paid in capital" and an increase of $2,085 million to "Accumulated deficit" in the Consolidated Balance Sheets. For the year ended December 31, 2007, we recorded the $2,025 million in repurchases as a decrease of $692 million to "Common stock and additional paid in capital" and an increase of $1,333 million to "Accumulated deficit" in the Consolidated Balance Sheets. For the year ended December 31, 2006, we recorded the $2,977 million in repurchases as a decrease of $1,452 million to "Common stock and additional paid in capital" and an increase of $1,525 million to "Accumulated deficit" in the Consolidated Balance Sheets.

Other Comprehensive Income

        The following represents the components of OCI, net of taxes, for the years ended December 31:

	2008			2007			2006
	Pre-tax Amount	Tax Benefit	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount
	(Dollars in Millions)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(140)	$(53)	$(87)	$26	$10	$16	$—	$—	$—
Minimum pension liability adjustments	—	—	—	—	—	—	38	14	24
Foreign currency translation adjustments	—	—	—	(2)	(1)	(1)	2	—	2
Unrealized holding gains (losses) on securities	(32)	(12)	(20)	19	7	12	(22)	(8)	(14)

        We recorded a $46 million charge to "Accumulated other comprehensive loss" in our Consolidated Balance Sheets as of December 31, 2006 for the initial adoption of SFAS No. 158.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accumulated Other Comprehensive Loss

        The following represent the components of "Accumulated other comprehensive loss" in our Consolidated Balance Sheets as of December 31:

	2008	2007
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(124)	$(37)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4)	(4)
Accumulated unrealized gains on securities, net of taxes	1	21
Accumulated foreign currency translation adjustments	(1)	(1)

Total accumulated other comprehensive loss	$(128)	$(21)

Note 13: Earnings Per Common Share

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

	December 31,
	2008	2007	2006
	(Shares in Millions)
Common stock options excluded	27	34	48

        The following table sets forth comparative information regarding common shares outstanding:

	2008	2007	2006
	(Shares in Millions)
Common shares outstanding at January 1	1,148	1,226	1,391
Decrease for common shares repurchased and retired	(131)	(86)	(184)
Increase for stock options exercised and restricted stock units vested and distributed	7	8	19

Common shares outstanding at December 31	1,024	1,148	1,226

Weighted average number of common shares outstanding	1,110	1,195	1,262

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Year Ended December 31, 2008:
Basic EPS
Income from continuing operations	$1,515	1,110	$1.36
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	4	—

Diluted EPS
Adjusted income from continuing operations	$1,515	1,114	$1.36

Year Ended December 31, 2007:
Basic EPS
Income from continuing operations	$1,434	1,195	$1.20
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted income from continuing operations	$1,434	1,202	$1.20

Year Ended December 31, 2006:
Basic EPS
Income from continuing operations	$1,420	1,262	$1.13
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	8	(0.01)

Diluted EPS
Adjusted income from continuing operations	$1,420	1,270	$1.12

Note 14: Share-Based Payment

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

  Restricted Stock Units

        The Compensation Committee has granted restricted stock units under our stock plans to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our common stock. Final payment can be reduced from the target award amounts based on our company's performance over a three year performance period in comparison with pre-established targets. We determine the fair value of restricted stock units based on the closing stock price of our common shares on the date of grant.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Changes in the status of outstanding restricted stock units were as follows:

	Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	9,416,496	$17.99
Granted	2,692,310	23.19
Vested and Distributed	(3,166,095)	17.00
Forfeited	(1,245,271)	17.78

Nonvested at December 31, 2008	7,697,440	20.25

        The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2007 was $23.69. The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2006 was $13.57.

        The total fair value of restricted stock units vested and distributed was $54 million during the year ended December 31, 2008, $33 million during the year ended December 31, 2007 and $21 million during the year ended December 31, 2006.

  Stock Options

        The Compensation Committee has also granted stock options to acquire our common stock under our stock plans to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair market value of the common stock on the date the options were granted. These nonqualified options generally vest over one to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions.

        Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in millions)
Outstanding at January 1, 2008	48,634,539	$28.69
Granted	—	—
Exercised	(5,506,070)	19.09
Forfeited or expired	(6,061,725)	33.18

Outstanding at December 31, 2008	37,066,744	29.38	2.1	$31

Exercisable at December 31, 2008	36,260,477	$29.54	2.0	$31

        The total intrinsic value of options exercised was $38 million during the year ended December 31, 2008, $59 million during the year ended December 31, 2007 and $115 million during the year ended December 31, 2006, based on the intrinsic value of individual awards on the date of exercise.

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

2007
Estimated fair value per option granted	$8.27
Average exercise price per option granted	22.43
Expected stock volatility	22.5%
Risk-free interest rate	4.65%
Expected option life (in years)	7.0

        There were no stock options granted during the years ended December 31, 2008 and 2006.

        The following table presents amounts recorded related to share-based compensation:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Share-based compensation expense recognized	$51	$49	$39
Tax benefits associated with share-based compensation expense	19	19	15
Actual tax benefits realized for the deduction of share-based compensation expense	43	36	50
Proceeds received from stock options exercised	105	118	257

        As of December 31, 2008, there was $70 million of total unrecognized compensation expense related to unvested restricted stock units and stock options that we expect to recognize as follows: $45 million in 2009 and $25 million in 2010.

Note 15: Other Income and Expenses

        The following table summarizes the components of "Other, net" in our Consolidated Statements of Operations for the years ended December 31:

	2008	2007	2006
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$55	$35	$27
Net gain (loss) from sale of investments	1	(6)	14
Other	(1)	(3)	1

Total other, net	$55	$26	$42

        See Note 6 regarding equity method investments and net gains and losses recorded on the sale of investments.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 16: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

Liberty Media, Liberty Global and Discovery Communications

        As a result of the completion of the Liberty Transaction, beginning February 27, 2008, transactions with Liberty Media Corporation, or Liberty Media, and its affiliates, including its equity method investees, may be considered to be related party transactions as Liberty Media currently owns approximately 54% of our outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of The DIRECTV Group, Inc. and of Liberty Media, has an approximate 23% voting interest in Discovery Communications, Inc., or Discovery Communications, and an approximate 32% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

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

        As discussed below in Note 19, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table summarizes sales and purchase transactions with related parties:

	2008	2007	2006
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$36	$—	$—
Discovery Communications, Liberty Global and affiliates	10	—	—
News Corporation and affiliates	2	24	32
Other	9	—	—

Total	$57	$24	$32

Purchases:
Liberty Media and affiliates	$269	$—	$—
Discovery Communications, Liberty Global and affiliates	186	—	—
News Corporation and affiliates	167	901	783
Other	384	223	49

Total	$1,006	$1,124	$832

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of December 31:

	2008	2007
	(Dollars in Millions)
Accounts receivable	$29	$22
Accounts payable	165	285

        The accounts receivable and accounts payable balances as of December 31, 2008 are primarily related to affiliates of Liberty Media and the accounts receivable and accounts payable balances as of December 31, 2007 are primarily related to affiliates of News Corporation.

        In addition to the transactions described above, in connection with our purchase of News Corporation's interests as part of the Sky Transactions, we made cash payments to News Corporation of $315 million in 2006. We received $127 million in cash from News Corporation in August 2006 for the repayment of a note receivable for the assumption of certain liabilities as part of the Sky Transactions described in Note 17.

Note 17: Acquisitions

Acquisitions

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The December 31, 2008 consolidated financial statements reflect the preliminary allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. Amounts allocated to tangible assets, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of analyses currently in process. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in an increase in goodwill of $142 million during 2008. We are currently evaluating whether the recorded goodwill will be deductible for tax purposes. The purchase price allocation is expected to be completed during the first half of 2009.

        The following table sets forth the preliminary allocation of the purchase price to the 180 Connect net assets acquired on July 8, 2008 (dollars in millions):

Total current assets	$21
Property and equipment	16
Goodwill	142

Total assets acquired	$179

Total current liabilities	$80
Other liabilities	8

Total liabilities assumed	$88

Net assets acquired	$91

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

	Years Ended December 31,
	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$19,693	$17,246
Net income	1,479	1,416
Basic and diluted earnings per common share	1.33	1.18

        Other.    In August 2008, we paid $11 million in cash to purchase certain assets and we assumed certain liabilities of another home service provider for DIRECTV U.S. We accounted for the acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. Amounts allocated to tangible assets, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of analyses currently in process. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill,

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

resulting in an increase in goodwill of $15 million during 2008. We expect the recorded goodwill to be deductible for tax purposes.

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

  Sky Transactions

        During 2006 we completed the last in a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo and Liberty Media International, which we refer to as the Sky Transactions as further described below. The Sky Transactions resulted in the combination of the DTH satellite platforms of DIRECTV and SKY in Latin America into a single platform in each of the major territories in the region.

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

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of The DIRECTV Group and Sky Brazil for the year ended December 31, 2006 as if the acquisition had occurred as of the beginning of 2006, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect our results of operations had Sky Brazil operated as part of us for the period presented, nor are

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

Years Ended December 31, 2006
(Dollars in Millions, Except Per Share Amounts)
Revenues	$15,077
Operating profit	2,375
Income from continuing operations before income taxes and minority interests	2,307
Net income	1,425
Basic earnings per common share	1.13
Diluted earnings per common share	1.12

        Mexico.    In Mexico, also as part of the Sky Transactions, DTVLA's local operating company, DIRECTV Mexico, sold its subscriber list to Sky Mexico and, after completing the transfer of its subscribers to Sky Mexico, ceased providing services in 2005. In 2006, upon completion of the transaction, we recorded a gain of $57 million in "Gain from disposition of businesses" in our Consolidated Statements of Operations when DLA LLC received an equity interest in Sky Mexico resulting from the sale of DIRECTV Mexico's subscriber list and transfer of subscribers to Sky Mexico. Also in February 2006, we acquired News Corporation's and Liberty Media International's equity interests in Sky Mexico for $373 million in cash. On April 27, 2006, we sold a portion of our equity interest to Televisa for $59 million in cash, which reduced our equity interest in Sky Mexico to 41%. We account for our investment in Sky Mexico using the equity method of accounting. See Note 6 for additional information regarding this investment.

        Other.    In 2004, we acquired Sky Multi-Country Partners and related entities for $30 million in cash. As part of this transaction, News Corporation agreed to reimburse us $127 million for the Sky entities' net liabilities we assumed, which we received from News Corporation in August 2006.

Note 18: Segment Reporting

        Our two reportable segments, DIRECTV U.S. and DIRECTV Latin America, acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. Corporate and Other includes the corporate office, eliminations and other entities.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Selected information for our operating segments is reported as follows:

	DIRECTV U. S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in millions)
2008
Revenues	$17,310	$2,383	$—	$19,693

Operating profit (loss)	$2,330	$426	$(61)	$2,695
Add: Depreciation and amortization expense	2,061	264	(5)	2,320

Operating profit (loss) before depreciation and amortization (1)	$4,391	$690	$(66)	$5,015

Segment assets	$12,546	$3,301	$692	$16,539
Capital expenditures	1,765	447	17	2,229
2007
Revenues	$15,527	$1,719	$—	$17,246

Operating profit (loss)	$2,402	$159	$(75)	$2,486
Add: Depreciation and amortization expense	1,448	235	1	1,684

Operating profit (loss) before depreciation and amortization (1)	$3,850	$394	$(74)	$4,170

Segment assets	$12,297	$2,456	$310	$15,063
Capital expenditures	2,326	336	30	2,692
2006
Revenues	$13,744	$1,013	$(2)	$14,755

Operating profit (loss)	$2,348	$79	$(70)	$2,357
Add: Depreciation and amortization expense	873	165	(4)	1,034

Operating profit (loss) before depreciation and amortization (1)	$3,221	$244	$(74)	$3,391

Segment assets	$11,687	$2,001	$1,453	$15,141
Capital expenditures	1,798	178	—	1,976

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Operating profit before depreciation and amortization	$5,015	$4,170	$3,391
Depreciation and amortization expense	(2,320)	(1,684)	(1,034)

Operating profit	2,695	2,486	2,357
Interest income	81	111	146
Interest expense	(360)	(235)	(246)
Other, net	55	26	42

Income from continuing operations before income taxes and minority interests	2,471	2,388	2,299
Income tax expense	(864)	(943)	(866)
Minority interests in net earnings of subsidiaries	(92)	(11)	(13)

Income from continuing operations	1,515	1,434	1,420
Income from discontinued operations, net of taxes	6	17	—

Net income	$1,521	$1,451	$1,420

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table presents revenues earned from subscribers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2008		2007		2006
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
North America
United States	$17,454	$5,728	$15,687	$5,330	$13,907	$4,088

South America and the Caribbean
Brazil	1,290	566	944	251	417	159
Venezuela	428	136	258	99	171	73
Argentina	325	131	211	85	152	78
Other	196	86	146	68	108	55

Total South America and the Caribbean	2,239	919	1,559	503	848	365

Total	$19,693	$6,647	$17,246	$5,833	$14,755	$4,453

Note 19: Commitments and Contingencies

Commitments

        At December 31, 2008, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $291 million, payable as follows: $51 million in 2009, $50 million in 2010, $47 million in 2011, $35 million in 2012, $36 million in 2013 and $72 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expenses under operating leases were $95 million in 2008, $114 million in 2007 and $110 million in 2006.

        At December 31, 2008, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated $3,601 million, payable as follows: $1,308 million in 2009, $1,178 million in 2010, $756 million in 2011, $228 million in 2012, $108 million in 2013 and $23 million thereafter.

        As of December 31, 2008, other long-term obligations totaling $210 million are payable approximately as follows: $80 million in 2009, $83 million in 2010 and $47 million in 2011. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

Contingencies

  Puerto Rico Condition

        In connection with approval by the Federal Communications Commission, or FCC, of the Liberty Transaction, the FCC imposed certain conditions related to attributable interests in two pay television

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

operations: DIRECTV Puerto Rico and Liberty Cablevision of Puerto Rico Ltd. We refer to the FCC's requirements as the "Puerto Rico Condition". Because neither News Corporation nor Liberty Media could satisfy the Puerto Rico Condition, in connection with the close of the transaction a Special Committee of independent directors of our Board of Directors approved an agreement with News Corporation and Liberty Media in which we assumed responsibility for the satisfaction, modification or waiver of the Puerto Rico Condition within the one year period specified by the FCC. As part of this agreement, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

        In order to comply with terms of the FCC order, effective February 25, 2009, we placed the shares of DIRECTV Puerto Rico into a trust and appointed an independent trustee who will oversee the management and operation of DIRECTV Puerto Rico, and will have the authority, subject to certain conditions, to divest ownership of DIRECTV Puerto Rico. We will continue to consolidate the results of DIRECTV Puerto Rico following this transaction.

  Redeemable Minority Interest

        In connection with our acquisition of Sky Brazil in 2006, our partner who holds the remaining 25.9% interest, Globo was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined, by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of December 31, 2008, we estimate that Globo's 25.9% equity interest in Sky Brazil has a fair value of approximately $325 million to $450 million. We determined the range of fair values using significant unobservable inputs, which are Level 3 inputs under SFAS No. 157.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2008. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated financial statements.

        Finisar Corporation.    As previously reported, we were successful in 2008 getting the jury verdict in the Finisar case vacated on appeal. The original verdict found the patent to be valid and willfully infringed, and the jury awarded approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals reversed the verdict of the district court in part, vacated the findings of infringement, and remanded for further proceedings on the remaining issues finding that the district court had applied erroneous interpretations of certain terms of the claims. The Court found a principal independent claim to be anticipated and therefore invalid, and remanded for further proceedings regarding validity of other asserted claims in view of this finding. The Court reversed the verdict of

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

willful infringement, and affirmed the earlier ruling finding several claims to be invalid prior to trial. Following these decisions, our appeal bond was terminated and the escrowed royalties were returned to us. In the remand now pending, initial summary judgment motions on invalidity of additional claims have been submitted. If necessary, there will be further proceedings and a trial of remaining issues, which is presently scheduled for October 2009.

  Income Tax Matters

        In 2008, we recorded a $48 million reduction to our unrecognized tax benefits as a result of the expiration of the statute of limitations in foreign and federal taxing jurisdictions, of which $27 million related to a previously divested business, which we included in "Income from discontinued operations, net of taxes" in the Consolidated Statements of Operations.

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

        While the outcome of these assessments and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material effect on our consolidated financial statements.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2008, the net book value of in-orbit satellites was $2,184 million, of which $1,978 million was uninsured.

  Other

        In July 2008, we amended our agreement with Thomson such that the amount of the rebate we can earn from the purchase of set-top receivers was reduced from $57 million to $42 million and in return, we are no longer required to purchase $4 billion in set-top receivers over the contract term. We continue to be obligated to grant Thomson a portion of all set-top receiver purchases. As of December 31, 2008, included in "Accounts receivable, net" and "Investments and other assets" in the Consolidated Balance Sheets is a receivable for $21 million related to this agreement.

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $33 million at December 31, 2008.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

Note 20: Selected Quarterly Data (Unaudited)

        The following table presents unaudited selected quarterly data for 2008 and 2007:

	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2008 Quarters
Revenues	$4,591	$4,807	$4,981	$5,314
Operating profit	657	801	658	579
Income from continuing operations	371	455	363	326
Income from discontinued operations, net of taxes	—	—	—	6
Net income	371	$455	363	332
Basic and diluted earnings per common share from continuing operations	0.32	0.40	0.33	0.31
2007 Quarters
Revenues	$3,908	$4,135	$4,327	$4,876
Operating profit	563	740	566	617
Income from continuing operations	336	431	319	348
Income from discontinued operations, net of taxes	—	17	—	—
Net income	336	448	319	348
Basic and diluted earnings per common share from continuing operations	0.27	0.36	0.27	0.30

***

THE DIRECTV GROUP, INC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2008.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the

THE DIRECTV GROUP, INC.

Treadway Commission (COSO). Based on their assessment and those criteria, management believes that, as of December 31, 2008, our internal control over financial reporting is effective.

        Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of The DIRECTV Group, Inc.
El Segundo, California

        We have audited the internal control over financial reporting of The DIRECTV Group, Inc. (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—

THE DIRECTV GROUP, INC.

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R).

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 26, 2009

THE DIRECTV GROUP, INC.

ITEM 9B.    OTHER INFORMATION

        None.

***

PART III

ITEMS    10, 11, 12, 13 and 14

        We hereby incorporate by reference information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report from The DIRECTV Group, Inc.'s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

***

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II
	2.	Financial Statement Schedule I—Condensed Financial Information of the Registrant	118
		Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007 and 2006	119
	3.	Exhibits

Exhibit Number	Exhibit Name
*3.1

Amended and Restated Certificate of Incorporation of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated by reference to Exhibit 99.2 to the Form 8-K of Hughes Electronics Corporation filed December 22, 2003)

*3.2

Certificate of Ownership and Merger of The DIRECTV Group, Inc. with and into Hughes Electronics Corporation dated March 16, 2004 (incorporated by reference to Exhibit 3.1 to the Form 8-K of The DIRECTV Group, Inc. filed March 16, 2004)

*3.3

Amended and Restated By-laws of Hughes Electronics Corporation, dated as of December 22, 2003 (incorporated by reference to Exhibit 99.3 to the Form 8-K of Hughes Electronics Corporation filed December 22, 2003)

*4.1	Specimen form of certificate representing common stock of The DIRECTV Group, Inc. (incorporated by reference to Exhibit 4.1 to the Form 10-K of The DIRECTV Group, Inc. filed March 17, 2004)

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name
*4.2

Indenture, dated as of February 28, 2003, by and among DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Hughes Electronics Corporation filed May 8, 2003)

*4.3	Form of 8.375% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Form 10-Q of Hughes Electronics Corporation filed May 8, 2003)
*4.4

Supplemental Indenture dated as of September 30, 2004 by and among DIRECTV Home Services, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Form 10- K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed March 1, 2005)

*4.5

Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to the Form 10-K of The DIRECTV Group, Inc. filed March 1, 2007)

*4.6

Indenture, dated as of June 15, 2005, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co, Inc. filed June 20, 2005)

*4.7	Form of 6 3/8% Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co, Inc. filed June 20, 2005)
*4.8

Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Form 10-K of The DIRECTV Group, Inc. filed March 1, 2007)

*4.9

Indenture, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008)

**4.10	Form of 7 5/8% Senior Notes due 2016
*10.1

Amended and Restated Agreement for the Allocation of United States Income Taxes, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Form S-4 of Hughes Electronics Corporation filed June 5, 2003)

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name
*10.2

DTH Agreement, dated as of October 8, 2004, by and among Grupo Televisa, S.A., The News Corporation Limited, Innova, S. de R.L. de C.V., The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated by reference to Exhibit 10.8 to the Form 8-K of The DIRECTV Group, Inc. filed October 15, 2004)

*10.3

Credit Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, the lenders party to the Credit Agreement, certain subsidiaries of the DIRECTV Holdings LLC, as guarantors, JP Morgan Chase Bank, N.A., as Syndication Agent, Credit Suisse First Boston, Goldman Sachs Credit Partners, L.P. and Citicorp North America, Inc. as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Book Managers (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005)

*10.4

Security Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005)

*10.5

Pledge Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005)

*10.6

Amendment No.1, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, the Guarantors and Lenders signatory thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008)

*10.7

Tranche C Term Loan Joinder Agreement, dated as of May 14, 2008, by and among DIRECTV Holdings LLC and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 of the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008)

*10.8

Letter Agreement dated December 21, 2006 between The DIRECTV Group, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.3 to the Form 8-K of The DIRECTV Group, Inc. filed February 27, 2008)

*10.9

Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of December 22, 2006 between The DIRECTV Group,  Inc. and News Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K of The DIRECTV Group, Inc. filed February 27, 2008)

*10.10

Separation Agreement dated as of February 26, 2008 between The DIRECTV Group, Inc. and News Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed February 27, 2008)

*10.11

Letter Agreement dated May 6, 2008 among The DIRECTV Group, Inc., Liberty Media Corporation, Greenlady Corporation and Greenlady II, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of the The DIRECTV Group, Inc. filed May 6, 2008)

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name
*10.12	Agreement dated May 6, 2008 between The DIRECTV Group, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K of The DIRECTV Group, Inc. filed May 7, 2008)
†† *10.13	Employment Agreement dated as of August 9, 2007 between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.1 to Form 8-K of The DIRECTV Group, Inc. filed August 14, 2007)
†† *10.14

Employment Agreement effective as of January 1, 2007 between The DIRECTV Group, Inc. and Bruce Churchill (incorporated by reference to Exhibit 10.2 to the Form 8-K of The DIRECTV Group, Inc. filed February 12, 2007)

†† *10.15

Employment Agreement effective as of January 1, 2007 between The DIRECTV Group, Inc. and Larry Hunter (incorporated by reference to Exhibit 10.3 of the Form 8-K of The DIRECTV Group, Inc. filed February 12, 2007)

†† *10.16

Employment Agreement effective as of January 1, 2007 between The DIRECTV Group, Inc. and Romulo Pontual (incorporated by reference to Exhibit 10.4 of the Form 8-K of The DIRECTV Group, Inc. filed February 12, 2007)

†† *10.17

Employment Agreement effective October 5, 2007 between The DIRECTV Group, Inc. and Michael Palkovic (incorporated by reference to Exhibit 10.1 to Form 8-K of The DIRECTV Group, Inc. filed November 9, 2007)

†† *10.18

Employment Agreement dated as of October 30, 2008, between Patrick T. Doyle and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed on November 5, 2008)

†† **10.19	The DIRECTV Group, Inc. Executive Deferred Compensation Plan, amended and restated effective as of January 1, 2005
†† *10.20

The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan (incorporated by reference to Annex B to the The DIRECTV Group, Inc.'s Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007)

†† *10.21

The DIRECTV Group, Inc. Amended and Restated Executive Officer Cash Bonus Plan (incorporated by reference to Annex C to the The DIRECTV Group, Inc.'s Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007)

†† *10.22	Terms and Conditions of 2007 Equity program to applicable executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K of The DIRECTV Group, Inc. filed February 12, 2007)
†† *10.23	Terms and conditions of restricted stock unit grants to applicable executive officers (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed February 14, 2008)
†† *10.24	Summary Terms—2008 Bonus (incorporated by reference to Exhibit 10.2 to the Form 8-K of The DIRECTV Group, Inc. filed February 14, 2008)
†† *10.25	Summary Terms 2009 Restricted Stock Unit Grants to applicable executive officers (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed February 25, 2009)

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name
†† *10.26	Summary Terms—2009 Bonus (incorporated by reference to Exhibit 10.2 to the Form 8-K of The DIRECTV Group, Inc. filed February 25, 2009)
†† *10.27

Non-Qualified Stock Option Agreement, dated as of March 16, 2004, between The DIRECTV Group, Inc. and Chase Carey (incorporated by reference to Exhibit 10.40 to the Form 10-K of The DIRECTV Group, Inc. filed March 1, 2005)

†† *10.28

The DIRECTV Group, Inc. Performance Stock Unit Award Agreement dated as of August 13, 2007 between The DIRECTV Group,  Inc. and Chase Carey (incorporated by reference to Exhibit 10.2 to Form 8-K of The DIRECTV Group, Inc. filed August 14, 2007)

†† *10.29

The DIRECTV Group, Inc. Non-Qualified Stock Option Agreement dated as of August 13, 2007 between The DIRECTV Group,  Inc. and Chase Carey (incorporated by reference to Exhibit 10.3 to the Form 8-K of The DIRECTV Group, Inc. filed August 14, 2007)

*14	The DIRECTV Group, Inc. Code of Ethics and Business Conduct, adopted February 6, 2007 (incorporated by reference to Exhibit 14.1 to the Form 8-K of The DIRECTV Group, Inc. filed on February 12, 2007)
**21	Subsidiaries of the Registrant as of December 31, 2008
**23	Consent of Deloitte & Touche LLP
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

THE DIRECTV GROUP, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Operating costs and expenses
General and administrative expenses	$68	$87	$79

Operating loss	(68)	(87)	(79)
Interest income	35	43	61
Interest expense	(3)	(3)	(5)
Equity in net earnings of subsidiaries	2,430	2,434	2,309
Other, net	(15)	(10)	—

Income from continuing operations before income taxes	2,379	2,377	2,286
Income tax expense	(864)	(943)	(866)

Income from continuing operations	1,515	1,434	1,420
Income from discontinued operations, net of taxes	6	17	—

Net income	$1,521	$1,451	$1,420

CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2008	2007
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$536	$74
Accounts and interest receivables from subsidiaries	30	29
Deferred income taxes	15	53
Prepaid expenses and other	110	15

Total current assets	691	171
Investments in subsidiaries	5,031	6,899
Other assets	67	94

Total assets	$5,789	$7,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, and accrued liabilities	$112	$79

Total current liabilities	112	79
Deferred income taxes	424	474
Other liabilities and deferred credits	400	309
Commitments and contingencies
Stockholders' equity	4,853	6,302

Total liabilities and stockholders' equity	$5,789	$7,164

Reference should be made to the Notes to the Condensed Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Cash Flows from Operating Activities
Net cash used in operating activities	$(16)	$(388)	$(256)

Cash Flows from Investing Activities
Purchase of short-term investments	—	(588)	(2,517)
Sale of short-term investments	—	748	3,029
Dividends from, net of investments in, subsidiaries	3,390	1,259	992
Cash paid for property and equipment	(17)	(30)	—
Other, net	6	(5)	13

Net cash provided by investing activities	3,379	1,384	1,517

Cash Flows from Financing Activities
Common shares repurchased and retired	(3,174)	(2,025)	(2,977)
Capital contribution	160	—	—
Stock options exercised	105	118	257
Excess tax benefit from share-based compensation	8	7	2

Net cash used in financing activities	(2,901)	(1,900)	(2,718)

Net increase in cash and cash equivalents	462	(904)	(1,457)
Cash and cash equivalents at beginning of the year	74	978	2,435

Cash and cash equivalents at end of the year	$536	$74	$978

Reference should be made to the Notes to the Condensed Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

        As discussed in Note 8 of the Notes to the Consolidated Financial Statements, the terms of the DIRECTV Holdings LLC credit facility limit DIRECTV Holdings LLC and its respective subsidiaries from transferring funds to us in the form of cash dividends, loans or advances. In the parent company only financial statements, we state our investments in subsidiaries at cost, net of equity in earnings of subsidiaries, since the date of formation/acquisition. As a result, we include our interest in the net assets of DIRECTV Holdings LLC, which total approximately $2.7 billion at December 31, 2008 and $4.7 billion at December 31, 2007 in "Investments in subsidiaries" in the accompanying Condensed Balance Sheets of the parent company. The parent company only financial statements and related notes should be read in conjunction with our consolidated financial statements and notes thereto.

Note 2: Credit Facilities

        See Note 8 of the Notes to the Consolidated Financial Statements.

Note 3: Contingencies

        See Note 19 of the Notes to the Consolidated Financial Statements.

Note 4: Dividends Received

        We received dividends from DIRECTV U.S. in the amounts of $3,400 million in 2008, $1,050 million in 2007 and $300 million in 2006 from available cash and cash equivalents. See Note 6 of the Notes to the Consolidated Financial Statements for other dividends received.

THE DIRECTV GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2008
Allowances Deducted from Assets
Accounts receivable	$(56)	$(210)	$(192)	(a)	$408	(b)	$(50)

For the Year Ended December 31, 2007
Allowances Deducted from Assets
Accounts receivable	$(46)	$(196)	$(160)	(a)	$346	(b)	$(56)

For the Year Ended December 31, 2006
Allowances Deducted from Assets
Accounts receivable	$(56)	$(206)	$(119)	(a)	$335	(b)	$(46)

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
Date: February 26, 2009
	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Executive Vice President and Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of February 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ JOHN MALONE (John Malone)	Chairman of the Board of Directors
/s/ CHASE CAREY (Chase Carey)	Director, President and Chief Executive Officer	}	Principal Executive Officer
/s/ PATRICK T. DOYLE (Patrick T. Doyle)	Executive Vice President and Chief Financial Officer	}	Principal Financial Officer
/s/ JOHN F. MURPHY (John F. Murphy)	Senior Vice President and Controller	}	Principal Accounting Officer
/s/ NEIL R. AUSTRIAN (Neil R. Austrian)	Director
/s/ RALPH F. BOYD, JR. (Ralph F. Boyd, Jr.)	Director
/s/ MARK D. CARLETON (Mark D. Carleton)	Director
/s/ GREG MAFFEI (Greg Maffei)	Director
/s/ NANCY NEWCOMB (Nancy Newcomb)	Director
/s/ CHARLES R. LEE (Charles R. Lee)	Director

THE DIRECTV GROUP, INC.

Signature	Title
/s/ PETER A. LUND (Peter A. Lund)	Director
/s/ HAIM SABAN (Haim Saban)	Director

***