Form 10-Q
period 2009-03-31
DIRECTV GROUP INC
filed 2009-05-08
CIK 944868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 4, 2009, the registrant had 1,007,971,184 shares of common stock outstanding.

THE DIRECTV GROUP, INC.

THE DIRECTV GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,901	$4,591
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,025	1,892
Subscriber service expenses	352	306
Broadcast operations expenses	84	90
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	709	583
Upgrade and retention costs	281	260
General and administrative expenses	360	279
Depreciation and amortization expense	666	524

Total operating costs and expenses	4,477	3,934

Operating profit	424	657
Interest income	10	16
Interest expense	(101)	(63)
Other, net	3	3

Income before income taxes	336	613
Income tax expense	(124)	(230)

Net income	212	383
Less: Net income attributable to noncontrolling interest	(11)	(12)

Net income attributable to The DIRECTV Group, Inc.	$201	$371

Basic and diluted earnings attributable to The DIRECTV Group, Inc. per common share	$0.20	$0.32

Weighted average number of common shares outstanding (in millions)
Basic	1,018	1,148
Diluted	1,021	1,152

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
	(Dollars in Millions, Except Per Share Amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,105	$2,005
Accounts receivable, net of allowances of $58 and $50	1,321	1,423
Inventories	198	192
Deferred income taxes	73	68
Prepaid expenses and other	338	356

Total current assets	4,035	4,044
Satellites, net	2,440	2,476
Property and equipment, net	4,179	4,171
Goodwill	3,760	3,753
Intangible assets, net	1,069	1,172
Investments and other assets	923	923

Total assets	$16,406	$16,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,059	$3,115
Unearned subscriber revenues and deferred credits	383	362
Current portion of long-term debt	120	108

Total current liabilities	3,562	3,585
Long-term debt	5,696	5,725
Deferred income taxes	562	524
Other liabilities and deferred credits	1,743	1,749
Commitments and contingencies
Redeemable noncontrolling interest	325	325
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 1,010,462,884 shares and 1,024,182,043 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	8,225	8,318
Accumulated deficit	(3,578)	(3,559)
Accumulated other comprehensive loss	(129)	(128)

Total stockholders' equity	4,518	4,631

Total liabilities and stockholders' equity	$16,406	$16,539

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$212	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666	524
Amortization of deferred revenues and deferred credits	(18)	(25)
Deferred income taxes	50	58
Other	29	15
Change in other operating assets and liabilities:
Accounts receivable	101	183
Inventories	—	38
Prepaid expenses and other	18	24
Accounts payable and accrued liabilities	(105)	(116)
Unearned subscriber revenue and deferred credits	17	17
Other, net	26	9

Net cash provided by operating activities	996	1,110

Cash Flows From Investing Activities
Cash paid for property and equipment	(522)	(520)
Cash paid for satellites	(17)	(46)
Investment in companies, net of cash acquired	(3)	(13)
Other, net	—	14

Net cash used in investing activities	(542)	(565)

Cash Flows From Financing Activities
Repayment of long-term debt	(18)	(3)
Repayment of other long-term obligations	(28)	(42)
Capital contribution	—	160
Common shares repurchased and retired	(346)	(160)
Stock options exercised	29	35
Excess tax benefit from share-based compensation	9	8

Net cash used in financing activities	(354)	(2)

Net increase in cash and cash equivalents	100	543
Cash and cash equivalents at beginning of the period	2,005	1,083

Cash and cash equivalents at end of the period	$2,105	$1,626

Supplemental Cash Flow Information
Cash paid for interest	$74	$66
Cash paid for income taxes	42	23

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        The DIRECTV Group, Inc., which we sometimes refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America through our DIRECTV U.S. and DIRECTV Latin America, or DTVLA, business units. DIRECTV U.S. is comprised of DIRECTV Holdings LLC and its subsidiaries. DTVLA is comprised of PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC; our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico.

        On February 27, 2008, Liberty Media Corporation, or Liberty Media, and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in us, which we refer to as the Liberty Transaction. Currently, Liberty Media owns approximately 54.4% of our outstanding common stock, however Liberty Media has agreed generally to limit its voting rights to approximately 47.9%. See Note 11 of the Notes to the Consolidated Financial Statements for information regarding proposed transactions which are expected to result in the split-off and distribution to holders of the Liberty Media Entertainment tracking stock of shares in Liberty Entertainment, Inc., or LEI, a newly formed company which will hold certain of Liberty Media's assets, including its interest in us, and subsequent mergers which would result in LEI and the company becoming wholly-owned subsidiaries of a new public company to be named "DIRECTV."

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Changes

        On January 1, 2009 we adopted Statement of Financial Accounting Standards, or SFAS, No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51," which established standards of accounting and reporting of noncontrolling interests in subsidiaries, also known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary due to the loss of control. SFAS No. 160 requires an entity to present certain noncontrolling interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest separately in the consolidated financial statements. SFAS No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. As a result of our adoption of SFAS No. 160, "Net income" in the Consolidated Statements of Operations now includes net income attributable to noncontrolling interest as compared to the previous standard, where net income attributable to the

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

noncontrolling interest was deducted in the determination of net income. Additionally, the Consolidated Statements of Cash Flows are now presented using net income as calculated pursuant to SFAS No. 160.

        On January 1, 2009 we adopted the revisions made by the SEC Observer on March 12, 2008 to Topic D-98 "Classification and Measurement of Redeemable Securities," which provides SEC registrants guidance on the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revised Topic D-98 requires that redeemable noncontrolling interests, such as Globo Comunicacoes e Participacoes S.A.'s, or Globo's, redeemable noncontrolling interest in Sky Brazil described in Note 5 of the Notes to the Consolidated Financial Statements that are redeemable at the option of the holder be recorded outside of permanent equity at fair value, and the redeemable noncontrolling interests be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a redeemable noncontrolling interest from the application of Topic D-98 are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). As a result of the adoption of this standard, we have reported Globo's redeemable noncontrolling interest in Sky Brazil in "Redeemable noncontrolling interest" at fair value in the Consolidated Balance Sheets for each period presented. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

        The following tables present the changes to previously reported amounts in our Consolidated Balance Sheets as a result of the adoption of Topic D-98:

December 31, 2008	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in Millions)
Redeemable noncontrolling interest	$103	$325	$222
Common stock and additional paid in capital	8,540	8,318	(222)
Total stockholders' equity	4,853	4,631	(222)

March 31, 2008	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in Millions)
Redeemable noncontrolling interest	$23	$300	$277
Common stock and additional paid in capital	9,451	9,174	(277)
Total stockholders' equity	6,683	6,406	(277)

December 31, 2007	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in Millions)
Redeemable noncontrolling interest	$11	$300	$289
Common stock and additional paid in capital	9,318	9,029	(289)
Total stockholders' equity	6,302	6,013	(289)

        On January 1, 2009 we adopted SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R requires the acquiring entity to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations,

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

whether partial, full or step acquisitions. Under SFAS No. 141R certain contingent assets and liabilities, as well as contingent consideration, are also required to be recognized at fair value on the date of acquisition and acquisition related transaction and restructuring costs will be expensed. Additionally, SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of SFAS No. 141R as required, on January 1, 2009, changed the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations so that adjustments to these deferred tax asset valuation allowances will no longer be recorded to goodwill but rather adjustments will be recorded in "Income tax expense" in the Consolidated Statements of Operations. Additionally, the adoption of SFAS No. 141R will change the accounting for all business combinations we consummate after January 1, 2009.

Sky Brazil Functional Currency

        Based on cumulatively significant changes in economic facts and circumstances, we have determined that we should consider the local Brazilian currency as the functional currency of Sky Brazil for purposes of financial statement translation beginning in the second quarter of 2009. The change in the functional currency for Sky Brazil to the local currency will result in an adjustment to recorded values for nonmonetary assets and liabilities and related deferred income tax assets and liabilities, with a corresponding adjustment to the "Cumulative translation adjustment", a component of "Accumulated other comprehensive loss" in stockholders' equity in the Consolidated Balance Sheets. In addition, as a result of this change in functional currency, changes in exchange rates will result in gains or losses in the Consolidated Statements of Operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities held by Sky Brazil. We currently estimate a decrease of approximately $150 million to $200 million to previously reported values of non-monetary assets, an increase in our deferred income tax assets of approximately $55 million to $75 million, and an offsetting decrease of approximately $95 million to $125 million to the cumulative translation adjustment account in the second quarter of 2009 related to this change.

Note 3: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill at each of our segments for the three months ended March 31, 2009 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of December 31, 2008	$3,189	$564	$3,753
Acquisitions of home service providers and assets	7	—	7

Balance as of March 31, 2009	$3,196	$564	$3,760

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	March 31, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5 WL Orbital license	5	208	$179	29	208	$171	37
Subscriber related	5-10	1,697	1,333	364	1,697	1,255	442
Dealer network	15	130	81	49	130	79	51
Trade name and other	10-20	102	12	90	102	9	93
Distribution rights	7	334	229	105	334	217	117

Total intangible assets		$2,903	$1,834	$1,069	$2,903	$1,731	$1,172

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Millions)
Amortization expense	$103	$103

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $247 million in the remainder of 2009; $152 million in 2010; $97 million in 2011; $55 million in 2012; $17 million in 2013; and $69 million thereafter.

Note 4: Borrowings

        The following table sets forth our outstanding borrowings:

	Interest Rates at March 31, 2009	March 31, 2009	December 31, 2008
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	1,500
Senior secured credit facility, net of unamortized discount of $8 million as of March 31, 2009 and $9 million as of December 31, 2008	3.208%	2,404	2,421
Unamortized bond premium	—	2	2

Total debt		5,816	5,833
Less: Current portion of long-term debt		(120)	(108)

Long-term debt		$5,696	$5,725

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        All of the senior notes and the senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets.

        All of the senior notes have been registered under the Securities Act of 1933, as amended, are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' subsidiaries. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        The fair value of our 8.375% senior notes was approximately $922 million at March 31, 2009 and approximately $904 million at December 31, 2008. The fair value of our 6.375% senior notes was approximately $943 million at March 31, 2009 and approximately $911 million at December 31, 2008. The fair value of our 7.625% senior notes was approximately $1,473 million at March 31, 2009 and approximately $1,451 million at December 31, 2008. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157 "Fair Value Measurements" or SFAS No. 157, on those dates.

        Our notes payable and senior secured credit facility mature as follows: $90 million in the remainder of 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, $2,796 million in 2013 and $2,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2008. The amount of interest accrued related to our outstanding debt was $70 million at March 31, 2009 and $45 million at December 31, 2008.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At March 31, 2009, DIRECTV U.S. was in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 5: Commitments and Contingencies

Commitments

        At March 31, 2009, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated $7,399 million, payable as follows: $1,023 million in the remainder of 2009, $1,231 million in 2010, $1,249 million in 2011, $1,184 million in 2012, $1,174 million in 2013 and $1,538 million thereafter.

Contingencies

  Puerto Rico Condition

        In connection with approval by the Federal Communications Commission, or FCC, of the Liberty Transaction, the FCC imposed certain conditions related to attributable interests in two pay television operations: DIRECTV Puerto Rico and Liberty Cablevision of Puerto Rico Ltd. We refer to the FCC's requirements as the "Puerto Rico Condition". Because neither News Corporation nor Liberty Media could satisfy the Puerto Rico Condition, in connection with the close of the Liberty Transaction a Special Committee of independent directors of our Board of Directors approved an agreement with News Corporation and Liberty Media in which we assumed responsibility for the satisfaction, modification or waiver of the Puerto Rico Condition within the one year period specified by the FCC. As part of this agreement, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

        In order to comply with terms of the FCC order, effective February 25, 2009, we placed the shares of DIRECTV Puerto Rico into a trust and appointed an independent trustee who will oversee the management and operation of DIRECTV Puerto Rico, and will have the authority, subject to certain conditions, to divest ownership of DIRECTV Puerto Rico. We continue to consolidate the results of DIRECTV Puerto Rico.

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brazil in 2006, our partner, Globo, who holds the remaining 25.9% interest, was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined, by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of March 31, 2009, we estimate that Globo's 25.9% equity interest in Sky Brazil has a fair value of approximately $325 million to $450 million. We determined the range of fair values using significant unobservable inputs, which are Level 3 inputs under SFAS No. 157 and further determined that $325 million was our best estimate of fair value in that range. As a result of our adoption of the revisions to Topic D-98, discussed above in "Accounting Changes", we now account for the redeemable noncontrolling interest at fair value in the Consolidated Balance Sheets.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2009. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus, the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. Following these decisions, our appeal bond was terminated and $37 million in escrowed royalties were returned to us on June 10, 2008. Initial summary judgment motions on invalidity of additional claims were submitted December 1, 2008, followed, if necessary, by further proceedings and a trial of remaining issues, which is presently scheduled for October 2009.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2009, the net book value of in-orbit satellites was $2,131 million of which $1,930 million was uninsured.

Note 6: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Liberty Media, Liberty Global and Discovery Communications

        As a result of the completion of the Liberty Transaction, beginning February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees, may be considered to be related party transactions as Liberty Media currently owns approximately 54.4% of our outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of The DIRECTV Group, Inc. and of Liberty Media, has an approximate 31% voting interest in Discovery Communications, Inc., or Discovery Communications, and an approximate 34% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when News Corporation transferred its 41% interest in our common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates were considered related party transactions and reported through February 27, 2008: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        As discussed above in Note 5, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended March 31,
	2009	2008(1)
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$12	$7
Discovery Communications, Liberty Global and affiliates	3	1
News Corporation and affiliates	—	2
Other	2	2

Total	$17	$12

Purchases:
Liberty Media and affiliates	$87	$27
Discovery Communications, Liberty Global and affiliates	60	18
News Corporation and affiliates	—	167
Other	105	89

Total	$252	$301

(1)
Amounts disclosed represent transactions with News Corporation and affiliates from January 1, 2008 through February 27, 2008 and transactions with Liberty Media, Discovery Communications, Liberty Global and affiliates from February 27, 2008 to March 31, 2008.

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	March 31, 2009	December 31, 2008
	(Dollars in Millions)
Accounts receivable	$21	$29
Accounts payable	177	165

        The accounts receivable and accounts payable balances as of March 31, 2009 and December 31, 2008 are primarily related to affiliates of Liberty Media.

Note 7: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income attributable to The DIRECTV Group, Inc. by the weighted average number of common shares outstanding for the period.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

	Three Months Ended March 31,
	2009	2008
	(Shares in Millions)
Common stock options excluded	27	32

        The following table sets forth comparative information regarding common shares outstanding:

	Three Months Ended March 31,
	2009	2008
	(Shares in Millions)
Common shares outstanding at January 1	1,024	1,148
Decrease for common shares repurchased and retired	(17)	(7)
Increase for stock options exercised and restricted stock units vested and distributed	3	4

Common shares outstanding at March 31	1,010	1,145

Weighted average number of common shares outstanding	1,018	1,148

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended March 31, 2009:
Basic EPS
Net income attributable to The DIRECTV Group, Inc.	$201	1,018	$0.20
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	3	—

Diluted EPS
Adjusted net income attributable to The DIRECTV Group, Inc.	$201	1,021	$0.20

Three Months Ended March 31, 2008:
Basic EPS
Net income attributable to The DIRECTV Group, Inc	$371	1,148	$0.32
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	4	—

Diluted EPS
Adjusted net income attributable to The DIRECTV Group, Inc	$371	1,152	$0.32

Note 8: Stockholders' Equity

Share Repurchase Program

        During 2009 and 2008 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in January 2009, authorizing share repurchases of $2.0 billion. As of March 31, 2009, we had approximately $1.6 billion remaining under this authorization. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Three Months Ended March 31,
	2009	2008
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$361	$170
Average price per share	21.23	24.14
Number of shares repurchased and retired	17	7

        For the three months ended March 31, 2009, we recorded the $361 million in repurchases as a decrease of $141 million to "Common stock and additional paid in capital" and an increase of $220 million to "Accumulated deficit" in the Consolidated Balance Sheets. Of the $361 million in repurchases during the three months ended March 31, 2009, $15 million were paid for in April 2009. Of the $170 million in repurchases during the three months ended March 31, 2008, $10 million were paid for in April 2008.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' equity and redeemable noncontrolling interest for each of the periods presented:

	Stockholders' Equity
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest
	(Dollars in Millions)
Balance at January 1, 2009	1,024,182,043	$8,318	$(3,559)	$(128)	$4,631	$325
Net income			201		201	11
Stock repurchased and retired	(16,997,794)	(141)	(220)		(361)
Stock options exercised and restricted stock units vested and distributed	3,278,635	29			29
Share-based compensation expense		17			17
Tax benefit from stock option exercises		3			3
Adjustment to the fair value of redeemable noncontrolling interest		11			11	(11)
Other		(12)			(12)
Unrealized losses on securities, net of tax				(1)	(1)

Balance at March 31, 2009	1,010,462,884	$8,225	$(3,578)	$(129)	$4,518	$325

	Stockholders' Equity
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest
	(Dollars in Millions)
Balance at January 1, 2008	1,148,268,203	$9,029	$(2,995)	$(21)	$6,013	$300
Net income			371		371	12
Stock repurchased and retired	(7,033,773)	(57)	(113)		(170)
Stock options exercised and restricted stock units vested and distributed	3,789,842	35			35
Share-based compensation expense		10			10
Tax benefit from stock option exercises		5			5
Capital contribution		160			160
Adjustment to the fair value of redeemable noncontrolling interest		12			12	(12)
Other		(20)	(1)		(21)
Unrealized losses on securities, net of tax				(9)	(9)

Balance at March 31, 2008	1,145,024,272	$9,174	$(2,738)	$(30)	$6,406	$300

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Accumulated Other Comprehensive Loss

	As of March 31, 2009	As of December 31, 2008
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(124)	$(124)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4)	(4)
Accumulated unrealized gains on securities, net of taxes	—	1
Accumulated foreign currency translation adjustments	(1)	(1)

Total Accumulated Other Comprehensive Loss	$(129)	$(128)

Other Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Millions)
Net income	$212	$383
Other comprehensive loss:
Unrealized holding losses on securities, net of taxes	(1)	(9)

Comprehensive income	211	374
Comprehensive income attributable to redeemable noncontrolling interest	(11)	(12)

Comprehensive income attributable to The DIRECTV Group, Inc.	$200	$362

Note 9: Acquisitions

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

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The March 31, 2009 consolidated financial statements reflect the preliminary allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

information currently available. The assets acquired included approximately $5 million in cash. Amounts allocated to current liabilities are estimates pending the completion of analyses currently in process. The excess of the purchase price over the estimated fair values of the net assets has been recorded as goodwill. We are currently determining the amount of recorded goodwill that will be deductible for tax purposes. The purchase price allocation is expected to be completed during the second quarter of 2009.

        The following table sets forth the preliminary allocation of the purchase price to the 180 Connect net assets acquired on July 8, 2008 (dollars in millions):

Total current assets	$19
Property and equipment	16
Goodwill	148

Total assets acquired	$183

Total current liabilities	$84
Other liabilities	8

Total liabilities assumed	$92

Net assets acquired	$91

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of The DIRECTV Group and 180 Connect for the three months ended March 31, 2008 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had 180 Connect operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

Three Months Ended March 31,
2008
(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,591
Net income attributable to The DIRECTV Group, Inc.	364
Basic and diluted earnings per common share	0.32

Note 10: Segment Reporting

        Our two business segments, DIRECTV U.S. and DIRECTV Latin America, acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. Corporate and Other includes the corporate office, eliminations and other entities.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended: March 31, 2009
Revenues	$4,303	$598	$—	$4,901

Operating profit (loss)	$397	$41	$(14)	$424
Add: Depreciation and amortization expense	589	78	(1)	666

Operating profit (loss) before depreciation and amortization(1)	$986	$119	$(15)	$1,090

March 31, 2008
Revenues	$4,049	$542	$—	$4,591

Operating profit (loss)	$593	$78	$(14)	$657
Add: Depreciation and amortization expense	464	60	—	524

Operating profit (loss) before depreciation and amortization(1)	$1,057	$138	$(14)	$1,181

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

          The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,090	$1,181
Depreciation and amortization expense	(666)	(524)

Operating profit	424	657
Interest income	10	16
Interest expense	(101)	(63)
Other, net	3	3

Income before income taxes	336	613
Income tax expense	(124)	(230)

Net income	212	383
Less: Net income attributable to noncontrolling interest	(11)	(12)

Net income attributable to The DIRECTV Group, Inc.	$201	$371

  Note 11: Subsequent Event

          In April 2009, Liberty Media filed with the SEC an amended preliminary proxy statement requesting shareholder approval for a redemption proposal which would allow Liberty Media to redeem a portion of the outstanding shares of Liberty Media Entertainment common stock, a tracking stock, using shares of a newly formed wholly owned subsidiary of Liberty Media, Liberty Entertainment, Inc., or LEI. LEI will be comprised of: (i) approximately 54% of the common stock of The DIRECTV Group, (ii) Liberty Sports Holdings, which owns three regional sports networks (RSNs), (iii) a 65% interest in Game Show Network (GSN) which in turn owns 100% of FUN Technologies, ULC, (iv) approximately $30 million in cash, and (v) approximately $2 billion in debt. The redemption proposal is subject to the satisfaction of various conditions including, but not limited to, an effective registration statement, the receipt of a tax ruling and applicable shareholder approvals. Successful implementation of the redemption proposal will result in the split-off of LEI as a separately publicly traded company.

          On May 3, 2009, The DIRECTV Group and Liberty Media and certain subsidiaries of The DIRECTV Group and certain subsidiaries of Liberty Media entered into definitive agreements with respect to the combination of The DIRECTV Group and LEI following its split-off from Liberty Media.

  * * *

THE DIRECTV GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I, Item 1A of our 2008 Form 10-K.

THE DIRECTV GROUP, INC.
SUMMARY DATA
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$4,901	$4,591
Total operating costs and expenses	4,477	3,934

Operating profit	424	657
Interest income	10	16
Interest expense	(101)	(63)
Other, net	3	3

Income before income taxes	336	613
Income tax expense	(124)	(230)

Net income	212	383
Less: Net income attributable to noncontrolling interest	(11)	(12)

Net income attributable to The DIRECTV Group, Inc.	$201	$371

Basic and diluted earnings per common share	$0.20	$0.32
Weighted average number of common shares outstanding (in millions)
Basic	1,018	1,148
Diluted	1,021	1,152

	March 31, 2009	December 31, 2008
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,105	$2,005
Total current assets	4,035	4,044
Total assets	16,406	16,539
Total current liabilities	3,562	3,585
Long-term debt	5,696	5,725
Redeemable noncontrolling interest	325	325
Total stockholders' equity	4,518	4,631

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SUMMARY DATA—(continued)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$424	$657
Add: Depreciation and amortization expense	666	524

Operating profit before depreciation and amortization(1)	$1,090	$1,181

Operating profit before depreciation and amortization margin(1)	22.2%	25.7%
Cash flow information
Net cash provided by operating activities	$996	$1,110
Net cash used in investing activities	(542)	(565)
Net cash used in financing activities	(354)	(2)
Free cash flow(2)
Net cash provided by operating activities	$996	$1,110
Less: Cash paid for property and equipment	(522)	(520)
Less: Cash paid for satellites	(17)	(46)

Free cash flow(2)	$457	$544

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

We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected operating profit before depreciation and amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization expense. Our management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and

THE DIRECTV GROUP, INC.

SUMMARY DATA—(continued)

(Unaudited)

  periodic changes to estimated useful lives.

  Operating profit before depreciation and amortization margin is calculated by dividing operating profit before depreciation and amortization by revenues.

(2)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment" and "Cash paid for satellites" from "Net cash provided by operating activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and our Board of Directors use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures, for share repurchase programs and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with other GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

THE DIRECTV GROUP, INC.

SUMMARY DATA—(concluded)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended: March 31, 2009
Revenues	$4,303	$598	$—	$4,901
% of total revenue	87.8%	12.2%	—	100.0%
Operating profit (loss)	$397	$41	$(14)	$424
Add: Depreciation and amortization expense	589	78	(1)	666

Operating profit (loss) before depreciation and amortization	$986	$119	$(15)	$1,090

Operating profit before depreciation and amortization margin	22.9%	19.9%	N/A	22.2%
Capital expenditures	$435	$103	$1	$539
March 31, 2008
Revenues	$4,049	$542	$—	$4,591
% of total revenue	88.2%	11.8%	—	100.0%
Operating profit (loss)	$593	$78	$(14)	$657
Add: Depreciation and amortization expense	464	60	—	524

Operating profit (loss) before depreciation and amortization	$1,057	$138	$(14)	$1,181

Operating profit before depreciation and amortization margin	26.1%	25.5%	N/A	25.7%
Capital expenditures	$469	$97	$—	$566

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

        DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of March 31, 2009, DIRECTV U.S. had approximately 18.1 million subscribers.

        DIRECTV U.S. currently broadcasts from a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. DIRECTV 12 is under construction and is expected to be ready for launch in the second half of 2009.

        DIRECTV Latin America.    DIRECTV Latin America is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil, and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of March 31, 2009, PanAmericana had approximately 2.3 million subscribers, Sky Brazil had approximately 1.7 million subscribers and Sky Mexico had approximately 1.8 million subscribers.

SIGNIFICANT TRANSACTIONS

Venezuela Exchange Controls

        We are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official rate of 2.15 Venezuelan bolivars per U.S. dollar. Alternatively, a legal parallel exchange process exists, however the rates implied by transactions in the parallel market are significantly higher than the official rate (recently 4 to 6 bolivars per U.S. dollar). The official approval process has been delayed in recent periods and our Venezuelan subsidiary relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances during the first quarter of 2009. As a result, during the first quarter of 2009, we recognized a charge to "General and administrative expense" in the Consolidated Statements of Operations of approximately $72 million in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars in the parallel exchange process. See "Liquidity and Capital Resources" below for additional information.

Financing Transactions

        In May 2008, DIRECTV U.S. issued $1.5 billion in senior notes and amended its senior secured credit facility to include a new $1.0 billion Term Loan C. The senior notes bear interest at a rate of 7.625% and the principal balance is due in May 2016. The Term Loan C currently bears interest at a weighted average rate of 5.25% and was issued at a 1% discount.

Transactions with Liberty Media

        In April 2009, Liberty Media filed with the SEC an amended preliminary proxy statement requesting shareholder approval for a redemption proposal which would allow Liberty Media to redeem a portion of the outstanding shares of Liberty Media Entertainment common stock, a tracking stock,

THE DIRECTV GROUP, INC.

using shares of a newly formed wholly owned subsidiary of Liberty Media, Liberty Entertainment, Inc., or LEI. LEI will be comprised of: (i) approximately 54% of the common stock of The DIRECTV Group, (ii) Liberty Sports Holdings, which owns three regional sports networks (RSNs), (iii) a 65% interest in Game Show Network (GSN) which in turn owns 100% of FUN Technologies, ULC, (iv) approximately $30 million in cash, and (v) approximately $2 billion in debt. The redemption proposal is subject to the satisfaction of various conditions including, but not limited to, an effective registration statement, the receipt of a tax ruling and applicable shareholder approvals. Successful implementation of the redemption proposal will result in the split-off of LEI as a separately publicly traded company.

        On May 3, 2009, The DIRECTV Group and Liberty Media and certain subsidiaries of The DIRECTV Group and certain subsidiaries and affiliates of Liberty Media entered into definitive agreements for and related to the combination of The DIRECTV Group and LEI following its split-off from Liberty Media. For more information regarding this transaction please refer to The DIRECTV Group Form 8-K filed with the SEC on May 4, 2009.

Lease Program

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program implemented in March 2006 for each of the periods presented:

	Three Months Ended March 31,
Capitalized subscriber leased equipment:	2009	2008
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$179	$156
Subscriber leased equipment—upgrade and retention costs	136	161

Total subscriber leased equipment capitalized	$315	$317

Depreciation expense—subscriber leased equipment	$337	$241

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for digital video recorder, or DVR, service, hardware revenues from subscribers who lease or purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

        Broadcast programming and other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service

THE DIRECTV GROUP, INC.

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

        Subscriber acquisition costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their estimated useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        Upgrade and retention costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their estimated useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

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

THE DIRECTV GROUP, INC.

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

EXECUTIVE OUTLOOK UPDATE

        DIRECTV U.S. experienced a significant increase in subscriber additions during the 2009 first quarter, well exceeding our previous outlook. Based on this performance and our outlook for the remainder of the year, DIRECTV U.S. now expects net new subscriber additions to be over one million for 2009. We previously reported in our 2008 Form 10-K that we expected 2009 net new subscriber additions to approximate the 861,000 net new subscriber additions reported for 2008.

        During the first quarter of 2009, DIRECTV U.S. experienced continuing competitive and economic pressures, which led to an increase in the use of discounted offers for new and existing subscribers, as well as decreased demand for premium movie services and pay-per-view, and lower advertising revenues. These changes resulted in lower than expected ARPU during the first quarter of 2009. Due to these factors, we now expect ARPU growth to be 2% to 3% for the year, with higher ARPU growth expected in 2010. We previously reported in our 2008 Form 10-K that we expected ARPU growth of about 4% for 2009.

        The costs of acquiring the higher than anticipated number of new subscribers coupled with lower than expected ARPU growth have decreased our expected basic and diluted earnings per common share for 2009. We now expect basic and diluted earnings per common share to increase by less than 15% during 2009, instead of our previous outlook of at least 15% reported in our 2008 Form 10-K. Basic and diluted earnings per common share will continue to be influenced by the degree to which we experience increased subscriber additions and slower ARPU growth.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended March 31,		Change
Revenues By Segment:	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$4,303	$4,049	$254	6.3%
DIRECTV Latin America	598	542	56	10.3%

Total revenues	$4,901	$4,591	$310	6.8%

        The increase in our total revenues was due to subscriber and ARPU growth at DIRECTV U.S. and subscriber growth at DIRECTV Latin America, partially offset by lower ARPU at DIRECTV Latin America. We discuss the changes for each of our segments in more detail below.

THE DIRECTV GROUP, INC.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Three Months Ended March 31,		Change
Operating profit (loss) before depreciation and amortization:	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$986	$1,057	$(71)	(6.7)%
DIRECTV Latin America	119	138	(19)	(13.8)%
Corporate and Other	(15)	(14)	(1)	7.1%

Total operating profit before depreciation and amortization	$1,090	$1,181	$(91)	(7.7)%

        The decrease in total operating profit before depreciation and amortization was due to higher subscriber acquisition, upgrade and retention and general and administrative expense (including the $72 million charge incurred as a result of Venezuelan exchange controls), partially offset by higher gross profit from the increase in revenues at both DIRECTV U.S. and DIRECTV Latin America. We discuss the changes for each of our segments in more detail below.

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Three Months Ended March 31,		Change
Operating profit (loss):	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$397	$593	$(196)	(33.1)%
DIRECTV Latin America	41	78	(37)	(47.4)%
Corporate and Other	(14)	(14)	—	0.0%

Total operating profit	$424	$657	$(233)	(35.5)%

        The decrease in our operating profit was primarily due to the decrease in operating profit before depreciation and amortization and higher depreciation and amortization expense from the continued capitalization of set-top receivers under the DIRECTV U.S. lease program. We discuss the changes for each of our segments in more detail below.

        Interest income.    The decrease in interest income to $10 million in the first quarter of 2009 from $16 million in the first quarter of 2008 was due to lower interest rates in 2009.

        Interest expense.    The increase in interest expense from $63 million in the first quarter of 2008 to $101 million in the first quarter of 2009 was due to an increase in the average debt balance.

        Income Tax Expense.    We recognized income tax expense of $124 million for the first quarter of 2009 compared to income tax expense of $230 million for the first quarter of 2008. The decrease in income tax expense is primarily attributable to the decrease in income before income taxes and the recognition of a state income tax benefit associated with recently enacted legislation.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of March 31,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$4,303	$4,049	$254	6.3%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,808	1,683	125	7.4%
Subscriber service expenses	301	274	27	9.9%
Broadcast operations expenses	69	61	8	13.1%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	653	530	123	23.2%
Upgrade and retention costs	274	255	19	7.5%
General and administrative expenses	212	189	23	12.2%
Depreciation and amortization expense	589	464	125	26.9%

Total operating costs and expenses	3,906	3,456	450	13.0%

Operating profit	$397	$593	$(196)	(33.1)%

Other Data:
Operating profit before depreciation and amortization	$986	$1,057	$(71)	(6.7)%
Total number of subscribers (000's)(1)	18,081	17,035	1,046	6.1%
ARPU	$80.35	$79.70	$0.65	0.8%
Average monthly subscriber churn %	1.33%	1.36%	—	(2.2)%
Gross subscriber additions (000's)	1,175	964	211	21.9%
Subscriber disconnections (000's)	715	689	26	3.8%
Net subscriber additions (000's)	460	275	185	67.3%
Average subscriber acquisition costs—per subscriber (SAC)	$708	$712	$(4)	(0.6)%

(1)
As discussed above in "Key Terminology," during the first quarter of 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

        Subscribers.    In the first quarter of 2009, gross subscriber additions increased compared to the first quarter of 2008 primarily due to growth in our direct sales, telco and retail distribution channels due in large part to more competitive customer promotions and higher demand for HD and DVR services. The decrease in average monthly subscriber churn was primarily due to increased sales of HD and DVR services as well as from lower involuntary churn associated with the continued effect of stringent credit policies. Net subscriber additions increased due to higher gross subscriber additions, partially offset by a slight increase in the number of subscriber disconnections.

THE DIRECTV GROUP, INC.

        Revenues.    DIRECTV U.S.' revenues increased as a result of a larger subscriber base and slightly higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages as well as higher HD and DVR service fees, mostly offset by more competitive promotions for both new and existing customers, as well as lower pay-per-view, premium movie channel and advertising revenues.

        Operating profit before depreciation and amortization.    The decrease in operating profit before depreciation and amortization was primarily due to higher subscriber acquisition, upgrade and retention and general and administrative expense, partially offset by higher gross profit from the increase in revenues.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in the first quarter of 2009 as compared to the first quarter of 2008. Subscriber service expenses increased primarily due to the larger subscriber base and increased call times in our customer call centers.

        Subscriber acquisition costs increased primarily due to an increase in the number of gross subscriber additions and the continuing increase in demand for advanced services. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased due to lower national advertising costs per subscriber, partially offset by increased installation and hardware costs due to an increase in subscribers taking advanced services.

        Upgrade and retention costs increased in the first quarter of 2009 due to increased use of the movers program, increased marketing and an increase in upgrades to advanced services.

        General and administrative expenses increased in the first quarter of 2009 primarily due to an increase in labor and benefit costs and rent and other expenses associated with acquisitions of home service providers.

        Operating profit.    The decrease in operating profit was primarily due to lower operating profit before depreciation and amortization and higher depreciation and amortization expense in the first quarter of 2009 resulting from the capitalization of set-top receivers under the lease program.

THE DIRECTV GROUP, INC.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of March 31,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$598	$542	$56	10.3%
Operating profit before depreciation and amortization	119	138	(19)	(13.8)%
Operating profit	41	78	(37)	(47.4)%
Other data:
ARPU	$50.43	$53.52	$(3.09)	(5.8)%
Average monthly subscriber churn %	1.86%	1.57%	—	18.5%
Total number of subscribers (000's)(1)	4,028	3,475	553	15.9%
Gross subscriber additions (000's)	368	359	9	2.5%
Net subscriber additions (000's)	148	200	(52)	(26.0)%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform. Net subscriber additions as well as churn exclude the effect of the migration of approximately 3,000 subscribers from Central America to Sky Mexico in the first quarter of 2009 and 4,000 subscribers in the first quarter of 2008.

        The decrease in net subscriber additions is primarily due to higher churn across the region of 1.86%, partially offset by higher gross subscriber additions. The increase in churn across the region was mostly due to higher churn related to growth of our prepaid business in Venezuela and Brazil as well as increased economic and competitive pressures across the region.

        Revenues increased primarily due to subscriber growth mostly in Brazil, Venezuela and Argentina, price increases and increased premium programming penetration; partially offset by unfavorable foreign currency exchange rate changes in Brazil. ARPU decreased mainly due to unfavorable exchange rate changes in Brazil.

        The lower operating profit before depreciation and amortization resulted from increased general and administrative expense primarily due to a $72 million charge recorded in connection with the exchange of Venezuelan currency into U.S. dollars, partially offset by the increased gross profit generated from higher revenues.

        The lower operating profit was primarily due to the decrease in operating profit before depreciation and amortization and higher depreciation amortization expense.

Corporate and Other

        Operating loss from Corporate and Other was $14 million in the first quarter of 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2009, our cash and cash equivalents totaled $2.1 billion compared with $2.0 billion at December 31, 2008. The $100 million increase resulted primarily from $1.0 billion of cash provided by operating activities, partially offset by $539 million of cash paid for the acquisition of satellites, property and equipment and $346 billion in cash used for the repurchase of shares.

THE DIRECTV GROUP, INC.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.13 at March 31, 2009 and December 31, 2008.

        As of March 31, 2009, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility, which is available until 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        During 2009 and 2008 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in January 2009 authorizing share repurchases of $2.0 billion. As of March 31, 2009, we had approximately $1.6 billion remaining under this authorization. During the three months ended March 31, 2009, we repurchased and retired 17 million shares for $361 million, at an average price of $21.23. We may make purchases under this program in the open market, through negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. Additional borrowings, which may include borrowings under the $500 million DIRECTV U.S. revolving credit facility, may be required to fund strategic investment opportunities should they arise.

Borrowings

        At March 31, 2009, we had $5,816 million in total outstanding borrowings, bearing a weighted average interest rate of 5.7%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 8 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2008 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $90 million in the remainder of 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, $2,796 million in 2013 and $2,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2008.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At March 31, 2009, DIRECTV U.S. was in compliance with all such covenants.

THE DIRECTV GROUP, INC.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2008 Form 10-K for discussion of Moody's Investors Service and Standard & Poor's Rating Service ratings range.

        Currently, The DIRECTV Group has the following security rating:

	Corporate	Outlook
Standard & Poor's	BB	Stable

        Currently, DIRECTV U.S. has the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BB	BB	Stable
Moody's	Baa3	Ba3	Ba2	Stable

Contingencies

        As discussed in Note 5 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brazil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

        We currently utilize the official exchange rate of 2.15 bolivars per U.S. dollar to translate the financial statements of our Venezuelan subsidiary. This rate has been fixed despite significant inflation in Venezuela in recent periods. We are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official rate, or alternatively, a legal parallel exchange process exists, however the rates implied by transactions in the parallel market are significantly higher than the official rate (recently 4 to 6 bolivars per U.S. dollar). The official approval process has been delayed in recent periods and our Venezuelan subsidiary relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances during the first quarter of 2009. As a result, during the first quarter of 2009, we recognized a charge to "General and administrative expense" in the Consolidated Statements of Operations of approximately $72 million in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars in the parallel exchange process. We currently expect to continue to repatriate cash generated in Venezuela in excess of local operating requirements, and to the extent we are unable to obtain timely approval to exchange bolivars at the official rate, we may use the legal parallel exchange process and we expect to incur additional charges in the future. Alternatively, if the Venezuelan government were to devalue the bolivar, we would realize a reduction in operating profits resulting from translation of financial results utilizing a higher exchange rate. Using the official exchange rate, our Venezuelan subsidiary had Venezuelan bolivar denominated liabilities of $7 million in excess of Venezuelan bolivar denominated assets, including cash of $33 million as of March 31, 2009.

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

THE DIRECTV GROUP, INC.

facility is contingent upon DIRECTV U.S. meeting financial and other covenants associated with its facility as more fully described above.

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings for the development of our businesses or other corporate purposes, which may include share repurchases.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of March 31, 2009, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2008.

	Payments Due By Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 4)(a)	$7,827	$365	$1,071	$3,373	$3,018
Purchase obligations (Note 5)(b)	7,399	1,023	2,480	2,358	1,538
Operating lease obligations(c)	279	38	95	73	73
Capital lease obligations	955	63	156	151	585
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)(e)	207	68	139	—	—

Total	$16,667	$1,557	$3,941	$5,955	$5,214

(a)
Long-term debt obligations include interest calculated based on the rates in effect at March 31, 2009, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

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

THE DIRECTV GROUP, INC.

  NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions we consummated in 2004, and satellite contracts.

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $215 million as of March 31, 2009. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 5 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes," see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

* * *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended March 31, 2009. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

* * *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

THE DIRECTV GROUP, INC.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2009 or subsequent thereto, but before the filing of this report, are summarized below:

        None.

        (b)   No previously reported legal proceedings were terminated during the first quarter ended March 31, 2009.

ITEM 1A. RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Share Repurchase Program

        In January 2009, our Board of Directors approved a $2 billion repurchase program of our common stock. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, subject to market conditions. The program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        A summary of the repurchase activity for the three months ended March 31, 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
January 1—31, 2009	4	$21.51	4	$1,923
February 1—28, 2009	6	21.66	6	1,791
March 1—31, 2009	7	20.74	7	1,639

Total	17	21.23	17	1,639

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**
Filed herewith.

* * *

THE DIRECTV GROUP, INC.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: May 7, 2009	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Executive Vice President and Chief Financial Officer)