Form 10-Q
period 2009-06-30
DIRECTV GROUP INC
filed 2009-08-07
CIK 944868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

        As of August 3, 2009, the registrant had 977,283,699 shares of common stock outstanding.

THE DIRECTV GROUP, INC.

THE DIRECTV GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$5,218	$4,807	$10,119	$9,398
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,108	1,930	4,133	3,822
Subscriber service expenses	368	307	720	613
Broadcast operations expenses	83	89	167	179
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	668	573	1,377	1,156
Upgrade and retention costs	261	217	542	477
General and administrative expenses	349	333	709	612
Depreciation and amortization expense	679	557	1,345	1,081

Total operating costs and expenses	4,516	4,006	8,993	7,940

Operating profit	702	801	1,126	1,458
Interest income	6	21	16	37
Interest expense	(102)	(82)	(203)	(145)
Other, net	54	15	57	18

Income before income taxes	660	755	996	1,368
Income tax expense	(242)	(287)	(366)	(517)

Net income	418	468	630	851
Less: Net income attributable to noncontrolling interest	(11)	(13)	(22)	(25)

Net income attributable to The DIRECTV Group, Inc.	$407	$455	$608	$826

Basic and diluted earnings attributable to The DIRECTV Group, Inc. per common share	$0.40	$0.40	$0.60	$0.72

Weighted average number of common shares outstanding (in millions)
Basic	1,006	1,140	1,012	1,144
Diluted	1,009	1,146	1,015	1,149

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
	(Dollars in Millions, Except Per Share Amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,272	$2,005
Accounts receivable, net of allowances of $77 and $50	1,377	1,423
Inventories	222	192
Deferred income taxes	83	68
Prepaid expenses and other	328	356

Total current assets	4,282	4,044
Satellites, net	2,388	2,476
Property and equipment, net	4,117	4,171
Goodwill	3,774	3,753
Intangible assets, net	1,014	1,172
Investments and other assets	836	923

Total assets	$16,411	$16,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,093	$3,115
Unearned subscriber revenues and deferred credits	393	362
Current portion of long-term debt	183	108

Total current liabilities	3,669	3,585
Long-term debt	5,604	5,725
Deferred income taxes	543	524
Other liabilities and deferred credits	1,701	1,749
Commitments and contingencies
Redeemable noncontrolling interest	325	325
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 995,551,796 shares and 1,024,182,043 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	8,100	8,318
Accumulated deficit	(3,408)	(3,559)
Accumulated other comprehensive loss	(123)	(128)

Total stockholders' equity	4,569	4,631

Total liabilities and stockholders' equity	$16,411	$16,539

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$630	$851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,345	1,081
Amortization of deferred revenues and deferred credits	(28)	(50)
Share-based compensation expense	25	23
Dividends received	69	35
Foreign currency transaction gains	(49)	—
Deferred income taxes	69	124
Other	5	(2)
Change in other operating assets and liabilities:
Accounts receivable, net	78	185
Inventories	(23)	(9)
Prepaid expenses and other	32	(27)
Accounts payable and accrued liabilities	(149)	(353)
Unearned subscriber revenue and deferred credits	27	36
Other, net	9	59

Net cash provided by operating activities	2,040	1,953

Cash Flows From Investing Activities
Cash paid for property and equipment	(1,002)	(959)
Cash paid for satellites	(31)	(77)
Investment in companies	(12)	(104)
Other, net	10	36

Net cash used in investing activities	(1,035)	(1,104)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	—	2,490
Debt issuance costs	—	(19)
Repayment of long-term debt	(48)	(18)
Repayment of other long-term obligations	(58)	(62)
Capital contribution	—	160
Common shares repurchased and retired	(670)	(736)
Stock options exercised	33	82
Excess tax benefit from share-based compensation	5	8

Net cash (used in) provided by financing activities	(738)	1,905

Net increase in cash and cash equivalents	267	2,754
Cash and cash equivalents at beginning of the period	2,005	1,083

Cash and cash equivalents at end of the period	$2,272	$3,837

Supplemental Cash Flow Information
Cash paid for interest	$201	$124
Cash paid for income taxes	156	331

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        The DIRECTV Group, Inc., which we sometimes refer to as The DIRECTV Group, company, we or us, is a leading provider of digital television entertainment in the United States and Latin America through our DIRECTV U.S. and DIRECTV Latin America, or DTVLA, business units. DIRECTV U.S. is comprised of DIRECTV Holdings LLC and its subsidiaries. DTVLA is comprised of PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC; our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico.

        On February 27, 2008, Liberty Media Corporation, or Liberty Media and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in us. Currently, Liberty Media owns approximately 56% of our outstanding common stock, however Liberty Media has agreed generally to limit its voting rights to approximately 47.9%.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 8, 2009 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Liberty Entertainment Inc. Merger Transaction

        On May 3, 2009, The DIRECTV Group, Liberty Media, Liberty Entertainment, Inc., or LEI and certain subsidiaries of The DIRECTV Group entered into an agreement and plan of merger, which we refer to as the "merger agreement", which, if consummated, will result in the creation of a new public holding company named "DIRECTV" which we refer to as "Holdings", that will own The DIRECTV Group and LEI. Holdings will be owned by the holders of The DIRECTV Group common stock and the holders of LEI common stock immediately prior to the mergers contemplated by the merger agreement.

        As a necessary step to the mergers contemplated by the merger agreement, Liberty Media is planning to execute a split-off transaction that would result in the redemption of 90% of the outstanding shares of both series of its Liberty Entertainment common stock in exchange for all of the outstanding shares of two series of common stock of LEI. LEI will hold Liberty Media's entire interest in The DIRECTV Group (currently approximately 56%), 100% of Liberty Sports Holdings LLC, 65% of Game Show Network, LLC and approximately $30 million in cash and cash equivalents, together with approximately $2 billion of indebtedness and a related equity collar. The split-off transaction is conditioned on the approval of the holders of Liberty's Liberty Entertainment common stock.

        The merger agreement provides for two mergers that would result in The DIRECTV Group and LEI becoming wholly owned subsidiaries of Holdings. In the DIRECTV merger, The DIRECTV Group common stockholders (other than direct or indirect subsidiaries of LEI) will receive one share

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

of Holdings Class A common stock for each share of common stock of The DIRECTV Group that they own. In the LEI merger, holders of outstanding shares of LEI Series A common stock and LEI Series B common stock (other than LEI or Holdings) will receive a number of shares of Holdings Class A common stock equal to the LEI exchange ratio for each share of LEI common stock that they own. The LEI exchange ratio is a fixed exchange ratio equal to 1.11111 shares of Holdings common stock for each share of LEI common stock, subject to certain adjustments as provided in the merger agreement.

        After completion of the split-off, John C. Malone (the Chairman of The DIRECTV Group and Liberty Media), his wife and certain trusts for the benefit of their children, collectively the "Malones", will own approximately 92% of the LEI Series B common stock. Immediately prior to the mergers, the Malones, pursuant to a voting and right of first refusal agreement, will exchange each of their shares of LEI Series B common stock for a number of shares of Holdings Class B common stock equal to the number of shares of LEI Series B common stock multiplied by the LEI exchange ratio. Holdings Class B common stock will have fifteen votes per share and certain limited consent rights and will not be publicly traded, and Holdings Class A common stock will have one vote per share and is expected to be listed on the NASDAQ National Market System. Upon completion of the mergers, the Malones will be the only holders of Holdings Class B common stock.

        Holders of certain equity awards of LEI, including stock options and stock appreciation rights, or SARs, will receive equity awards of Class A common stock of Holdings based on the LEI exchange ratio.

        The mergers will be accounted for using the acquisition method of accounting pursuant to Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), "Business Combinations", or SFAS No. 141R. The DIRECTV Group will be treated as the acquiring corporation for accounting and financial reporting purposes, accordingly it is anticipated that the historical financial statements of The DIRECTV Group will become the historical financial statements of Holdings. Under SFAS No. 141R, the acquisition date fair value of consideration paid by The DIRECTV Group for LEI (excluding its investment in The DIRECTV Group), will be allocated to LEI's other tangible and intangible assets acquired and liabilities assumed based on their estimated acquisition date fair values, with any excess being treated as goodwill. The assets, liabilities and results of operations of LEI will be consolidated into the assets, liabilities and results of operations of Holdings as of the acquisition date, the closing date of the mergers.

        Costs incurred to complete the transaction, including legal, accounting, financial printing and investment banking fees, will be expensed as incurred pursuant to SFAS 141R. The exchange rate of LEI common stock to The DIRECTV Group common stock was determined in a manner such that LEI stockholders as a group will receive a premium in the form of a larger economic interest in DIRECTV than would have been otherwise determined based on the relative fair values of The DIRECTV Group and LEI. This premium, calculated as the fair value of the economic interest to be distributed to LEI stockholders in excess of the fair value of the assets and liabilities of LEI, will be expensed as a disproportionate distribution upon completion of the mergers. In addition, as part of the mergers, Holdings will grant common stock options and SARs to replace the stock based awards of LEI. Pursuant to SFAS No. 141R, any incremental fair value of the replacement awards over the fair value of the replaced LEI awards must also be expensed. Had the merger been completed on June 30, 2009, we estimate that Holdings would have recorded an expense of approximately $275 million on that date for the costs of the transaction, the premium to LEI stockholders, and the incremental fair value

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

of the stock based awards. However, we anticipate the actual amounts to be recorded will change as they will be determined based on acquisition date fair values.

        Since many of the LEI replacement stock based awards are held by individuals who will remain employees of Liberty Media and not become employees of Holdings, they will be reported as a liability at fair value by Holdings in accordance with accounting standards for non-employee awards. Also, Holdings will continue to account for derivative financial instruments of the equity collar acquired as a result of the mergers as a net asset or liability at fair value. Adjustments to the fair values of the stock based awards and the equity collar each reporting period will be recorded in non-operating earnings in the consolidated statements of operations of Holdings.

        The financial and other information regarding The DIRECTV Group contained in this Quarterly Report on Form 10-Q does not give effect to or make any adjustment for these transactions.

        For additional information regarding the proposed merger transactions, refer to Amendment No. 1 to Holdings' Registration Statement on Form S-4 filed with the SEC on July 30, 2009, which has not been declared effective.

Note 3: Accounting Changes

        On January 1, 2009 we adopted Statement of Financial Accounting Standards, or SFAS, No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51," which established standards of accounting and reporting of noncontrolling interests in subsidiaries, also known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary due to the loss of control. SFAS No. 160 requires an entity to present certain noncontrolling interests as a component of equity and to present net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest separately in the consolidated financial statements. SFAS No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. As a result of our adoption of SFAS No. 160, "Net income" in the Consolidated Statements of Operations now includes net income attributable to noncontrolling interest as compared to the previous standard, where net income attributable to the noncontrolling interest was deducted in the determination of net income. Additionally, the Consolidated Statements of Cash Flows are now presented using net income as calculated pursuant to SFAS No. 160.

        On January 1, 2009 we adopted the revisions made by the SEC Observer on March 12, 2008 to Topic D-98 "Classification and Measurement of Redeemable Securities," which provides SEC registrants guidance on the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revised Emerging Issues Task Force, or EITF, Topic D-98 requires that redeemable noncontrolling interests, such as Globo Comunicacoes e Participacoes S.A.'s, or Globo's, redeemable noncontrolling interest in Sky Brazil described in Note 6 of the Notes to the Consolidated Financial Statements that are redeemable at the option of the holder be recorded outside of permanent equity at fair value, and the redeemable noncontrolling interests be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a redeemable noncontrolling interest from the application of Topic D-98 are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). As a result of the adoption of this standard, we have reported Globo's redeemable noncontrolling interest in Sky Brazil in "Redeemable noncontrolling interest" at fair value

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

in the Consolidated Balance for each period presented. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

        The following tables present the changes to previously reported amounts in our Consolidated Balance Sheets as a result of the adoption of Topic D-98:

December 31, 2008	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in Millions)
Redeemable noncontrolling interest	$103	$325	$222
Common stock and additional paid in capital	8,540	8,318	(222)
Total stockholders' equity	4,853	4,631	(222)
June 30, 2008	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in Millions)
Redeemable noncontrolling interest	$36	$300	$264
Common stock and additional paid in capital	9,329	9,065	(264)
Total stockholders' equity	6,578	6,314	(264)
December 31, 2007	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in Millions)
Redeemable noncontrolling interest	$11	$300	$289
Common stock and additional paid in capital	9,318	9,029	(289)
Total stockholders' equity	6,302	6,013	(289)

        On January 1, 2009 we adopted SFAS No. 141R. SFAS No. 141R requires the acquiring entity to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations, whether partial, full or step acquisitions. Under SFAS No. 141R certain contingent assets and liabilities, as well as contingent consideration, are also required to be recognized at fair value on the date of acquisition and acquisition related transaction and restructuring costs will be expensed. Additionally, SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of SFAS No. 141R as required, on January 1, 2009, changed the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations so that adjustments to these deferred tax asset valuation allowances will no longer be recorded to goodwill but rather adjustments will be recorded in "Income tax expense" in the Consolidated Statements of Operations. Additionally, the adoption of SFAS No. 141R will change the accounting for all business combinations we consummate after January 1, 2009.

Sky Brazil Functional Currency

        Based on cumulatively significant changes in economic facts and circumstances, we have determined that the local Brazilian currency should be the functional currency of Sky Brazil for purposes of financial statement translation beginning in the second quarter of 2009. As a result of this

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

change in functional currency, on April 1, 2009 we recorded a $165 million decrease to previously reported values for nonmonetary assets and a $53 million increase in our related deferred income tax assets and liabilities, and an offsetting $112 million decrease to the "Cumulative translation adjustment", a component of "Accumulated other comprehensive loss" in stockholders' equity in the Consolidated Balance Sheets. In addition, as a result of this change in functional currency, changes in exchange rates will result in gains or losses, which will be recorded in "Other, net" in the Consolidated Statements of Operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities, such as cash deposits, notes payable and capital lease obligations held by Sky Brazil. During the second quarter of 2009, we recorded a net foreign currency transaction gain of $38 million in "Other, net" in the Consolidated Statements of Operations related to U.S. dollar denominated monetary assets and liabilities held by Sky Brazil.

Note 4: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill at each of our segments for the six months ended June 30, 2009 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of December 31, 2008	$3,189	$564	$3,753
Sky Brazil foreign currency translation adjustment	—	42	42
Purchase or acquisition accounting adjustments:
New acquisitions	4	—	4
Adjustments to prior acquisitions	(25)	—	(25)

Balance as of June 30, 2009	$3,168	$606	$3,774

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		June 30, 2009			December 31, 2008
	Estimated Useful Lives (years)
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5 WL Orbital license	5	208	$189	19	208	$171	37
Subscriber related	5-10	1,744	1,413	331	1,697	1,255	442
Dealer network	15	130	84	46	130	79	51
Trade name and other	10-20	105	13	92	102	9	93
Distribution rights	7	334	240	94	334	217	117

Total intangible assets		$2,953	$1,939	$1,014	$2,903	$1,731	$1,172

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Millions)
Amortization expense	$104	$103	$207	$206

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $147 million in the remainder of 2009; $163 million in 2010; $107 million in 2011; $63 million in 2012; $22 million in 2013; and $80 million thereafter.

Note 5: Borrowings

        The following table sets forth our outstanding borrowings:

	Interest Rates at June 30, 2009	June 30, 2009	December 31, 2008
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	1,500
Senior secured credit facility, net of unamortized discount of $8 million as of June 30, 2009 and $9 million as of December 31, 2008	3.106%	2,375	2,421
Unamortized bond premium	—	2	2

Total debt		5,787	5,833
Less: Current portion of long-term debt		(183)	(108)

Long-term debt		$5,604	$5,725

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

        The fair value of our 8.375% senior notes was approximately $915 million at June 30, 2009 and approximately $904 million at December 31, 2008. The fair value of our 6.375% senior notes was approximately $924 million at June 30, 2009 and approximately $911 million at December 31, 2008. The fair value of our 7.625% senior notes was approximately $1,466 million at June 30, 2009 and approximately $1,451 million at December 31, 2008. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157 "Fair Value Measurements" or SFAS No. 157, on those dates.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Our notes payable and senior secured credit facility mature as follows: $61 million in the remainder of 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, $2,796 million in 2013 and $2,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2008. The amount of interest accrued related to our outstanding debt was $44 million at June 30, 2009 and $45 million at December 31, 2008.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At June 30, 2009, DIRECTV U.S. was in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 6: Commitments and Contingencies

Commitments

        At June 30, 2009, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated $9,004 million, payable as follows: $906 million in the remainder of 2009, $1,593 million in 2010, $1,613 million in 2011, $1,746 million in 2012, $1,403 million in 2013 and $1,743 million thereafter.

Contingencies

  Puerto Rico Condition

        In connection with approval by the Federal Communications Commission, or FCC, of the Liberty Media acquisition of News Corporation's ownership interest in us, the FCC imposed certain conditions related to attributable interests in two pay television operations: DIRECTV Puerto Rico and Liberty Cablevision of Puerto Rico Ltd. We refer to the FCC's requirements as the "Puerto Rico Condition". Because neither News Corporation nor Liberty Media could satisfy the Puerto Rico Condition, in connection with the close of that transaction, a special committee of independent directors of our Board of Directors approved an agreement with News Corporation and Liberty Media in which we assumed responsibility for the satisfaction, modification or waiver of the Puerto Rico Condition within the one year period specified by the FCC. As part of this agreement, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

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

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brazil in 2006, our partner, Globo, who holds the remaining 25.9% interest, was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined, by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of June 30, 2009, we estimate that Globo's 25.9% equity interest in Sky Brazil has a fair value of approximately $325 million to $450 million. We determined the range of fair values using significant unobservable inputs, which are Level 3 inputs under SFAS No. 157 and further determined that $325 million was our best estimate of fair value in that range. As a result of our adoption of the revisions to Topic D-98, discussed above in "Accounting Changes", we now account for the redeemable noncontrolling interest at fair value in the Consolidated Balance Sheets.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2009. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and awards of approximately $117 million in damages and pre-judgment interest. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. On remand, we sought and obtained summary judgment on invalidity of all remaining claims, and the case against DIRECTV was dismissed on May 19, 2009. Finisar has filed a Notice of Appeal, and a briefing schedule for the new appeal has been set.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2009, the net book value of in-orbit satellites was $2,065 million, all of which was uninsured.

Subsequent Events Review

        We have evaluated subsequent events through issuance of these financial statements on August 6, 2009.

Note 7: Related-Party Transactions

        As discussed in more detail above in Note 2 of the Notes to the Consolidated Financial Statements, in May 2009, The DIRECTV Group, Liberty Media, LEI and certain subsidiaries of The DIRECTV Group entered into an agreement and plan of merger, as amended in July 2009. In addition, in the ordinary course of our operations, we enter into transactions with related parties as discussed below.

Liberty Media, Liberty Global and Discovery Communications

        As a result of Liberty Media's acquisition of an ownership interest in The DIRECTV Group, beginning February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees, may be considered to be related party transactions as Liberty Media currently owns approximately 56% of our outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of The DIRECTV Group and of Liberty Media, has an approximate 31.3% voting interest in Discovery Communications, Inc., or Discovery Communications, and an approximate 38.8% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008(1)
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$13	$10	$25	$12
Discovery Communications, Liberty Global and affiliates	1	3	4	4
News Corporation and affiliates	—	—	—	2
Other	3	2	5	4

Total	$17	$15	$34	$22

Purchases:
Liberty Media and affiliates	$88	$76	$175	$103
Discovery Communications, Liberty Global and affiliates	63	56	123	74
News Corporation and affiliates	—	—	—	167
Other	130	104	235	193

Total	$281	$236	$533	$537

(1)
Amounts disclosed represent transactions with News Corporation and affiliates from January 1, 2008 through February 27, 2008 and transactions with Liberty Media, Discovery Communications, Liberty Global and affiliates from February 27, 2008 to June 30, 2008.

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2009	December 31, 2008
	(Dollars in Millions)
Accounts receivable	$43	$29
Accounts payable	185	165

        The accounts receivable and accounts payable balances as of June 30, 2009 and December 31, 2008 are primarily related to affiliates of Liberty Media.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Shares in Millions)
Common stock options excluded	23	31	24	31

        The following table sets forth comparative information regarding common shares outstanding:

	Six Months Ended June 30,
	2009	2008
	(Shares in Millions)
Common shares outstanding at January 1	1,024	1,148
Decrease for common shares repurchased and retired	(32)	(30)
Increase for stock options exercised and restricted stock units vested and distributed	4	7

Common shares outstanding at June 30	996	1,125

Weighted average number of common shares outstanding	1,012	1,144

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended June 30, 2009:
Basic EPS
Net income attributable to The DIRECTV Group, Inc.	$407	1,006	$0.40
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	3	—

Diluted EPS
Adjusted net income attributable to The DIRECTV Group, Inc.	$407	1,009	$0.40

Three Months Ended June 30, 2008:
Basic EPS
Net income attributable to The DIRECTV Group, Inc	$455	1,140	$0.40
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6	—

Diluted EPS
Adjusted net income attributable to The DIRECTV Group, Inc	$455	1,146	$0.40

Six Months Ended June 30, 2009:
Basic EPS
Net income attributable to The DIRECTV Group, Inc	$608	1,012	$0.60
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	3	—

Diluted EPS
Adjusted net income attributable to The DIRECTV Group, Inc	$608	1,015	$0.60

Six Months Ended June 30, 2008:
Basic EPS
Net income attributable to The DIRECTV Group, Inc	$826	1,144	$0.72
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5	—

Diluted EPS
Adjusted net income attributable to The DIRECTV Group, Inc	$826	1,149	$0.72

Note 9: Stockholders' Equity

Share Repurchase Program

        During 2009 and 2008 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in January 2009, authorizing share repurchases of $2.0 billion. As of June 30, 2009, we had approximately $1.3 billion remaining under this authorization. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Six Months Ended June 30,
	2009	2008
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$724	$796
Average price per share	22.46	26.52
Number of shares repurchased and retired	32	30

        For the six months ended June 30, 2009, we recorded the $724 million in repurchases as a decrease of $267 million to "Common stock and additional paid in capital" and an increase of $457 million to "Accumulated deficit" in the Consolidated Balance Sheets. Of the $724 million in repurchases during the six months ended June 30, 2009, $54 million were paid for in July 2009. Of the $796 million in repurchases during the six months ended June 30, 2008, $60 million were paid for in July 2008.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' equity and redeemable noncontrolling interest for each of the periods presented:

	Stockholders' Equity
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2009	1,024,182,043	$8,318	$(3,559)	$(128)	$4,631	$325
Net income			608		608	22	$630
Stock repurchased and retired	(32,350,087)	(267)	(457)		(724)
Stock options exercised and restricted stock units vested and distributed	3,719,840	33			33
Share-based compensation expense		25			25
Tax benefit from stock option exercises		5			5
Adjustment to the fair value of redeemable noncontrolling interest		2			2	(2)
Other		(16)			(16)
Foreign currency translation adjustment				1	1	(20)
Unrealized gain on securities, net of tax				4	4

Balance at June 30, 2009	995,551,796	$8,100	$(3,408)	$(123)	$4,569	$325

	Stockholders' Equity
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2008	1,148,268,203	$9,029	$(2,995)	$(21)	$6,013	$300
Net income			826		826	25	$851
Stock repurchased and retired	(29,986,918)	(247)	(549)		(796)
Stock options exercised and restricted stock units vested and distributed	6,242,514	82			82
Share-based compensation expense		23			23
Tax benefit from stock option exercises		12			12
Capital contribution		160			160
Adjustment to the fair value of redeemable noncontrolling interest		25			25	(25)
Other		(19)			(19)
Unrealized losses on securities, net of tax				(12)	(12)

Balance at June 30, 2008	1,124,523,799	$9,065	$(2,718)	$(33)	$6,314	$300

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Accumulated Other Comprehensive Loss

	As of June 30, 2009	As of December 31, 2008
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(124)	$(124)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4)	(4)
Accumulated unrealized gains on securities, net of taxes	5	1
Accumulated foreign currency translation adjustments	—	(1)

Total Accumulated Other Comprehensive Loss	$(123)	$(128)

Other Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Millions)
Net income	$418	$468	$630	$851
Other comprehensive income (loss):
Foreign currency translation adjustments:
Cumulative effect of change in functional currency at Sky Brazil	(112)	—	(112)	—
Foreign currency translation activity during the period	93	—	93	—
Unrealized gains (losses) on securities, net of taxes	5	(3)	4	(12)

Comprehensive income	404	465	615	839
Comprehensive income attributable to redeemable noncontrolling interest	9	(13)	(2)	(25)

Comprehensive income attributable to The DIRECTV Group, Inc.	$413	$452	$613	$814

Note 10: Acquisitions

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

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The June 30, 2009 consolidated financial statements reflect the preliminary allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. The excess of the purchase price over the estimated fair values of the net assets has been recorded as goodwill. We are currently determining how much of the recorded goodwill will be deductible for tax purposes.

        The following table sets forth the preliminary allocation of the purchase price to the 180 Connect net assets acquired on July 8, 2008 (dollars in millions):

Total current assets	$19
Property and equipment	16
Goodwill	118
Investments and other assets	30

Total assets acquired	$183

Total current liabilities	$84
Other liabilities	8

Total liabilities assumed	$92

Net assets acquired	$91

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of The DIRECTV Group and 180 Connect for the three and six months ended June 30, 2008 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had 180 Connect operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Three Months Ended June 30,	Six Month Ended June 30,
	2008	2008
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,807	$9,398
Net income attributable to The DIRECTV Group, Inc.	420	785
Basic earnings per common share attributable to The DIRECTV Group, Inc.	0.37	0.69
Diluted earnings per common share attributable to The DIRECTV Group, Inc.	0.37	0.68

Note 11: Segment Reporting

        Our two business segments, DIRECTV U.S. and DIRECTV Latin America, acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. Corporate and Other includes the corporate office, eliminations and other entities.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2009
Revenues	$4,539	$680	$(1)	$5,218

Operating profit (loss)	$652	$73	$(23)	$702
Add: Depreciation and amortization expense	593	87	(1)	679

Operating profit (loss) before depreciation and amortization(1)	$1,245	$160	$(24)	$1,381

June 30, 2008
Revenues	$4,196	$611	$—	$4,807

Operating profit (loss)	$717	$102	$(18)	$801
Add: Depreciation and amortization expense	501	59	(3)	557

Operating profit (loss) before depreciation and amortization(1)	$1,218	$161	$(21)	$1,358

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Six Months Ended:
June 30, 2009
Revenues	$8,842	$1,278	$(1)	$10,119

Operating profit (loss)	$1,049	$114	$(37)	$1,126
Add: Depreciation and amortization expense	1,182	165	(2)	1,345

Operating profit (loss) before depreciation and amortization(1)	$2,231	$279	$(39)	$2,471

June 30, 2008
Revenues	$8,245	$1,153	$—	$9,398

Operating profit (loss)	$1,310	$180	$(32)	$1,458
Add: Depreciation and amortization expense	965	119	(3)	1,081

Operating profit (loss) before depreciation and amortization(1)	$2,275	$299	$(35)	$2,539

(1)
Operating profit (loss) before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit (loss)." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,381	$1,358	$2,471	$2,539
Depreciation and amortization	679	557	1,345	1,081

Operating profit	702	801	1,126	1,458
Interest income	6	21	16	37
Interest expense	(102)	(82)	(203)	(145)
Other, net	54	15	57	18

Income before income taxes	660	755	996	1,368
Income tax expense	(242)	(287)	(366)	(517)

Net income	418	468	630	851
Less: Net income attributable to noncontrolling interest	(11)	(13)	(22)	(25)

Net income attributable to The DIRECTV Group, Inc.	$407	$455	$608	$826

* * *

THE DIRECTV GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, our Quarterly Report on Form 10-Q for the quarter ending March 31, 2009 filed with the SEC on May 8, 2009 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward- looking statement. We discuss these risks and uncertainties in detail in Part I, Item 1A of our 2008 Form 10-K.

THE DIRECTV GROUP, INC.

SUMMARY DATA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$5,218	$4,807	$10,119	$9,398
Total operating costs and expenses	4,516	4,006	8,993	7,940

Operating profit	702	801	1,126	1,458
Interest income	6	21	16	37
Interest expense	(102)	(82)	(203)	(145)
Other, net	54	15	57	18

Income before income taxes	660	755	996	1,368
Income tax expense	(242)	(287)	(366)	(517)

Net income	418	468	630	851
Less: Net income attributable to noncontrolling interest	(11)	(13)	(22)	(25)

Net income attributable to The DIRECTV Group, Inc.	$407	$455	$608	$826

Basic and diluted earnings per common share	$0.40	$0.40	$0.60	$0.72
Weighted average number of common shares outstanding (in millions)
Basic	1,006	1,140	1,012	1,144
Diluted	1,009	1,146	1,015	1,149

	June 30, 2009	December 31, 2008
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,272	$2,005
Total current assets	4,282	4,044
Total assets	16,411	16,539
Total current liabilities	3,669	3,585
Long-term debt	5,604	5,725
Redeemable noncontrolling interest	325	325
Total stockholders' equity	4,569	4,631

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SUMMARY DATA—(continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$702	$801	$1,126	$1,458
Add: Depreciation and amortization expense	679	557	1,345	1,081

Operating profit before depreciation and amortization	$1,381	$1,358	$2,471	$2,539

Operating profit before depreciation and amortization margin(1)	26.5%	28.3%	24.4%	27.0%
Cash flow information
Net cash provided by operating activities	$1,044	$843	$2,040	$1,953
Net cash used in investing activities	(493)	(539)	(1,035)	(1,104)
Net cash (used in) provided by financing activities	(384)	1,907	(738)	1,905
Free cash flow(2)
Net cash provided by operating activities	$1,044	$843	$2,040	$1,953
Less: Cash paid for property and equipment	(480)	(439)	(1,002)	(959)
Less: Cash paid for satellites	(14)	(31)	(31)	(77)

Free cash flow	$550	$373	$1,007	$917

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

THE DIRECTV GROUP, INC.

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2009
Revenues	$4,539	$680	$(1)	$5,218
% of total revenue	87.0%	13.0%	—	100.0%
Operating profit (loss)	$652	$73	$(23)	$702
Add: Depreciation and amortization expense	593	87	(1)	679

Operating profit (loss) before depreciation and amortization	$1,245	$160	$(24)	$1,381

Operating profit before depreciation and amortization margin	27.4%	23.5%	N/A	26.5%
Capital expenditures	$350	$144	$—	$494
June 30, 2008
Revenues	$4,196	$611	$—	$4,807
% of total revenue	87.3%	12.7%	—	100.0%
Operating profit (loss)	$717	$102	$(18)	$801
Add: Depreciation and amortization expense	501	59	(3)	557

Operating profit (loss) before depreciation and amortization	$1,218	$161	$(21)	$1,358

Operating profit before depreciation and amortization margin	29.0%	26.4%	N/A	28.3%
Capital expenditures	$353	$115	$2	$470

THE DIRECTV GROUP, INC.

SUMMARY DATA—(concluded)

(Unaudited)

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Six Months Ended:
June 30, 2009
Revenues	$8,842	$1,278	$(1)	$10,119
% of total revenue	87.4%	12.6%	—	100.0%
Operating profit (loss)	$1,049	$114	$(37)	$1,126
Add: Depreciation and amortization expense	1,182	165	(2)	1,345

Operating profit (loss) before depreciation and amortization	$2,231	$279	$(39)	$2,471

Operating profit before depreciation and amortization margin	25.2%	21.8%	N/A	24.4%
Capital expenditures	$785	$247	$1	$1,033
June 30, 2008
Revenues	$8,245	$1,153	$—	$9,398
% of total revenue	87.7%	12.3%	—	100.0%
Operating profit (loss)	$1,310	$180	$(32)	$1,458
Add: Depreciation and amortization expense	965	119	(3)	1,081

Operating profit (loss) before depreciation and amortization	$2,275	$299	$(35)	$2,539

Operating profit before depreciation and amortization margin	27.6%	25.9%	N/A	27.0%
Capital expenditures	$822	$212	$2	$1,036

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

        DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of June 30, 2009, DIRECTV U.S. had approximately 18.3 million subscribers.

        DIRECTV U.S. currently broadcasts from a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. DIRECTV 12 is under construction and is expected to be ready for launch in the second half of 2009.

        DIRECTV Latin America.    DIRECTV Latin America is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil, and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of June 30, 2009, PanAmericana had approximately 2.4 million subscribers, Sky Brazil had approximately 1.7 million subscribers and Sky Mexico had approximately 1.8 million subscribers.

SIGNIFICANT TRANSACTIONS

Venezuela Exchange Controls

        We are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official rate of 2.15 Venezuelan bolivars per U.S. dollar. Alternatively, a legal parallel exchange process exists, however the rates implied by transactions in the parallel market are significantly higher than the official rate (recently 5 to 7 bolivars per U.S. dollar). The official approval process has been delayed in recent periods and our Venezuelan subsidiary has relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances during 2009. As a result, we recognized a $48 million charge for the three months ended June 30, 2009 and a $120 million charge for the six months ended June 30, 2009 to "General and administrative expense" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars in the parallel exchange process. See "Liquidity and Capital Resources" below for additional information.

Sky Brazil Functional Currency

        Based on cumulatively significant changes in economic facts and circumstances, we have determined that the local Brazilian currency should be the functional currency of Sky Brazil for purposes of financial statement translation beginning in the second quarter of 2009. As a result of this change in functional currency, changes in exchange rates will result in gains or losses, which will be recorded in "Other, net" in the Consolidated Statements of Operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities, such as cash deposits, notes payable and capital lease obligations held by Sky Brazil. During the second quarter of 2009, we recorded a net foreign currency transaction gain of $38 million in "Other, net" in the Consolidated Statements of Operations related to U.S. dollar denominated monetary assets and liabilities held by Sky Brazil.

THE DIRECTV GROUP, INC.

Liberty Entertainment Inc. Merger Transaction

        On May 3, 2009, The DIRECTV Group, Liberty Media Corporation, or Liberty Media, Liberty Entertainment, Inc., or LEI and certain subsidiaries of The DIRECTV Group entered into an agreement and plan of merger, which we refer to as the "merger agreement", which, if consummated, will result in the creation of a new public holding company named "DIRECTV" which we refer to as "Holdings", that will own The DIRECTV Group and LEI. Holdings will be owned by the holders of The DIRECTV Group common stock and the holders of LEI common stock immediately prior to the mergers contemplated by the merger agreement.

        As a necessary step to the mergers contemplated by the merger agreement, Liberty Media is planning to execute a split-off transaction that would result in the redemption of 90% of the outstanding shares of both series of its Liberty Entertainment common stock in exchange for all of the outstanding shares of two series of common stock of LEI. LEI will hold Liberty Media's entire interest in The DIRECTV Group (currently approximately 56%), 100% of Liberty Sports Holdings LLC, 65% of Game Show Network, LLC and approximately $30 million in cash and cash equivalents, together with approximately $2 billion of indebtedness and a related equity collar. The split-off transaction is conditioned on the approval of the holders of Liberty's Liberty Entertainment common stock.

        Costs incurred to complete the transaction, including legal, accounting, financial printing and investment banking fees, will be expensed as incurred pursuant to Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), "Business Combinations", or SFAS No. 141R. The exchange rate of LEI common stock to The DIRECTV Group common stock was determined in a manner such that LEI stockholders as a group will receive a premium in the form of a larger economic interest in DIRECTV than would have been otherwise determined based on the relative fair values of The DIRECTV Group and LEI. This premium, calculated as the fair value of the economic interest to be distributed to LEI stockholders in excess of the fair value of the assets and liabilities of LEI, will be expensed as a disproportionate distribution upon completion of the mergers. In addition, as part of the mergers, Holdings will grant common stock options and stock appreciation rights to replace the stock based awards of LEI. Pursuant to SFAS No. 141R, any incremental fair value of the replacement awards over the fair value of the replaced LEI awards must also be expensed. Had the merger been completed on June 30, 2009, we estimate that Holdings would have recorded an expense of approximately $275 million on that date for the costs of the transaction, the premium to LEI stockholders, and the incremental fair value of the stock based awards. However, we anticipate the actual amounts to be recorded will change as they will be determined based on acquisition date fair values.

        For additional information regarding the proposed merger transactions, see Note 2 of the Notes to the Consolidated Financial Statements above and refer to Amendment No. 1 to Holdings' Registration Statement on Form S-4 filed with the SEC on July 30, 2009, which has not been declared effective.

THE DIRECTV GROUP, INC.

Lease Program

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program implemented in March 2006 for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Capitalized subscriber leased equipment:	2009	2008	2009	2008
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$130	$125	$309	$281
Subscriber leased equipment—upgrade and retention	90	84	226	245

Total subscriber leased equipment capitalized	$220	$209	$535	$526

Depreciation expense—subscriber leased equipment	$340	$261	$677	$502

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

EXECUTIVE OUTLOOK UPDATE

        During the first half of 2009, DIRECTV U.S. continued to experience competitive and economic pressures, which led to a greater than expected decline in demand for premium and pay-per-view services. Due to these factors, we now expect ARPU growth to be 1% to 2% for the year. We previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, that we expected ARPU growth of about 2% to 3% for 2009.

        During the first half of 2009, the costs of acquiring a higher than anticipated number of new subscribers coupled with lower than expected ARPU growth and higher than anticipated charges associated with repatriating cash from Venezuela have decreased our expected basic and diluted

THE DIRECTV GROUP, INC.

earnings per common share for 2009. In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, we reported that we expected basic and diluted earnings per common share to increase by less than 15% during 2009. We now expect earnings per share to have a modest increase over our 2008 basic and diluted earnings per common share. Earnings per share will continue to be influenced by the degree to which we experience increased subscriber additions, slower ARPU growth and additional charges resulting from the repatriation of cash from Venezuela.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended June 30,		Change
Revenues By Segment:	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$4,539	$4,196	$343	8.2%
DIRECTV Latin America	680	611	69	11.3%
Corporate and Other	(1)	—	(1)	N/A

Total revenues	$5,218	$4,807	$411	8.6%

        The increase in our total revenues was primarily due to subscriber growth at DIRECTV U.S. and DIRECTV Latin America, and ARPU growth at DIRECTV U.S. We discuss the changes for each of our segments in more detail below.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Three Months Ended June 30,		Change
Operating profit (loss) before depreciation and amortization:	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,245	$1,218	$27	2.2%
DIRECTV Latin America	160	161	(1)	(0.6)%
Corporate and Other	(24)	(21)	(3)	14.3%

Total operating profit before depreciation and amortization	$1,381	$1,358	$23	1.7%

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, partially offset by higher subscriber acquisition costs and upgrade and retention costs at DIRECTV U.S. and higher general and administrative costs at DIRECTV Latin America due to currency-related transaction charges in Venezuela. We discuss the changes for each of our segments in more detail below.

THE DIRECTV GROUP, INC.

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Three Months Ended June 30,		Change
Operating profit (loss):	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$652	$717	$(65)	(9.1)%
DIRECTV Latin America	73	102	(29)	(28.4)%
Corporate and Other	(23)	(18)	(5)	27.8%

Total operating profit	$702	$801	$(99)	(12.4)%

        The decrease in our operating profit was primarily due the higher depreciation and amortization expense due to the DIRECTV U.S. and DIRECTV Latin America lease programs in addition to the changes in operating profit before depreciation and amortization discussed above. We discuss the changes for each of our segments in more detail below.

        Interest income.    The decrease in interest income to $6 million in the second quarter of 2009 from $21 million in the second quarter of 2008 was due to lower average cash balances and lower interest rates in 2009.

        Interest expense.    The increase in interest expense to $102 million in the second quarter of 2009 from $82 million in the second quarter of 2008 was due to an increase in the average debt balance, partially offset by a decrease in interest rates.

        Other, net.    The increase in other, net to $54 million in the second quarter of 2009 from $15 million in the second quarter of 2008 was due to a $38 million foreign currency transaction gain related to net U.S. dollar denominated liabilities held by Sky Brazil.

        Income Tax Expense.    We recognized income tax expense of $242 million for the second quarter of 2009 compared to income tax expense of $287 million for the second quarter of 2008. The decrease in income tax expense is primarily attributable to the decrease in income before income taxes.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of June 30,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$4,539	$4,196	$343	8.2%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense Broadcast programming and other	1,862	1,692	170	10.0%
Subscriber service expenses	307	269	38	14.1%
Broadcast operations expenses	67	65	2	3.1%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	597	507	90	17.8%
Upgrade and retention costs	245	209	36	17.2%
General and administrative expenses	216	236	(20)	(8.5)%
Depreciation and amortization expense	593	501	92	18.4%

Total operating costs and expenses	3,887	3,479	408	11.7%

Operating Profit	$652	$717	$(65)	(9.1)%

Other Data:
Operating profit before depreciation & amortization	$1,245	$1,218	$27	2.2%
Total number of subscribers (000's)	18,305	17,164	1,141	6.6%
ARPU	$83.16	$81.80	$1.36	1.7%
Average monthly subscriber churn %	1.51%	1.49%	—	1.3%
Gross subscriber additions (000's)	1,048	894	154	17.2%
Subscriber disconnections (000's)	824	765	59	7.7%
Net subscriber additions (000's)	224	129	95	73.6%
Average subscriber acquisition costs—per subscriber (SAC)	$694	$707	$(13)	(1.8)%

        Subscribers.    In the second quarter of 2009, gross subscriber additions increased compared to the second quarter of 2008 primarily due to the growth in our telecommunications companies, or telco, channel due in large part to the AT&T distribution agreement. The increase in churn was principally due to more aggressive competitor promotions, partly offset by an increase in the number of subscribers with advanced services as well as the effect of more stringent credit policies. Net subscriber additions increased due to the increase in gross subscriber additions, partially offset by a higher number of subscriber disconnections.

        Revenues.    DIRECTV U.S.' revenues increased as of result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, and higher HD and DVR service fees, partially offset by more competitive promotions for both new and existing customers and decreased purchases of our premium packages.

THE DIRECTV GROUP, INC.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues and lower general and administrative costs, partially offset by higher subscriber acquisition and upgrade and retention costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in the second quarter of 2009 as compared to the second quarter of 2008. Subscriber service expenses increased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to the higher number of subscribers and costs associated with service quality improvement initiatives.

        Subscriber acquisition costs increased due to the higher gross additions and higher marketing costs. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased due to lower set-top receiver costs and decreased national and direct sales advertising costs per subscriber addition, partially offset by higher dealer commissions.

        Upgrade and retention costs increased in the second quarter of 2009 due to increases in upgrades to advanced services and increased use of the movers program.

        General and administrative expenses decreased in the second quarter of 2009 primarily due to a $14 million one time charge in the second quarter of 2008 for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our Home Service Providers that ceased operations and lower stock based compensation expense as a result of the resignation of our Chief Executive Officer in the second quarter of 2009.

        Operating profit.    The decrease in operating profit was primarily due to higher operating profit before depreciation and amortization, more than offset by higher depreciation and amortization expense in the second quarter of 2009 resulting from the capitalization of set-top receivers under the lease program.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of June 30,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$680	$611	$69	11.3%
Operating Profit Before Depreciation & Amortization	160	161	(1)	(0.6)%
Operating Profit	73	102	(29)	(28.4)%
Other Data:
ARPU	$55.28	$57.07	$(1.79)	(3.1)%
Average monthly subscriber churn %	1.91%	1.81%	—	5.5%
Total number of subscribers (000's)(1)	4,162	3,659	503	13.7%
Gross subscriber additions (000's)	362	378	(16)	(4.2)%
Net subscriber additions (000's)	128	184	(56)	(30.4)%

(1)
DIRECTV Latin America subscriber data excludes subscribers of the Sky Mexico platform. Net subscriber additions as well as churn exclude the effect of the migration of approximately 6,000 subscribers from a local pay television service provider to Sky Brazil in the second quarter of 2009.

THE DIRECTV GROUP, INC.

        The decrease in net subscriber additions was due to lower gross subscriber additions mainly in Brazil as a result of stricter credit policies implemented in the second half of 2008, coupled with higher churn of 1.91% in the region. The increase in churn was primarily due to the impact from continued growth in DTVLA's pre-paid business.

        Revenues increased primarily due to subscriber growth in Brazil, Argentina and Venezuela. ARPU decreased mainly due to unfavorable exchange rates in the region, primarily in Brazil.

        Operating profit before depreciation and amortization remained flat period to period because the gross profit generated from the higher revenues was offset by an increase in general and administrative expenses due to $48 million charge in connection with the exchange of Venezuelan currency to U.S. dollars.

        The lower operating profit was due to an increase in depreciation and amortization expense, which was primarily due to the capitalization of set-top receivers under lease programs.

Corporate and Other

        Operating loss from Corporate and Other increased to $23 million in the second quarter of 2009 from $18 million in the second quarter of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Six Months Ended June 30,		Change
Revenues By Segment:	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$8,842	$8,245	$597	7.2%
DIRECTV Latin America	1,278	1,153	125	10.8%
Corporate and Other	(1)	—	(1)	N/A

Total revenues	$10,119	$9,398	$721	7.7%

        The increase in our total revenues was primarily due to subscriber growth at DIRECTV U.S. and DIRECTV Latin America and higher ARPU at DIRECTV U.S. We discuss the changes for each of our segments in more detail below.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Six Months Ended June 30,		Change
Operating profit (loss) before depreciation and amortization:	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,231	$2,275	$(44)	(1.9)%
DIRECTV Latin America	279	299	(20)	(6.7)%
Corporate and Other	(39)	(35)	(4)	11.4%

Total operating profit before depreciation and amortization	$2,471	$2,539	$(68)	(2.7)%

THE DIRECTV GROUP, INC.

        The decrease in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, that was more than offset by higher subscriber acquisition and upgrade and retention in DIRECTV U.S. and general and administrative costs in DIRECTV Latin America due to currency-related transaction charges in Venezuela.

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Six Months Ended June 30,		Change
Operating profit (loss):	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,049	$1,310	$(261)	(19.9)%
DIRECTV Latin America	114	180	(66)	(36.7)%
Corporate and Other	(37)	(32)	(5)	15.6%

Total operating profit	$1,126	$1,458	$(332)	(22.8)%

        The decrease in our operating profit was primarily due to the decrease in operating profit before depreciation and amortization, coupled with higher depreciation and amortization expense due to the DIRECTV U.S. and DIRECTV Latin America lease programs. We discuss the changes for each of our segments in more detail below.

        Interest income.    The decrease in interest income to $16 million in the first half of 2009 from $37 million in the first half of 2008 was due to lower interest rates and lower average cash balances in 2009.

        Interest expense.    The increase in interest expense to $203 million in the first half of 2009 from $145 million in the first half of 2008 was due to an increase in the average debt balance.

        Other, net.    The increase in other, net to $57 million in the first half of 2009 from $18 million in the first half of 2008 was due to a $38 million foreign currency transaction gain related to net U.S. dollar denominated liabilities held by Sky Brazil.

        Income Tax Expense.    We recognized income tax expense of $366 million for the first half of 2009 compared to income tax expense of $517 million for the first half of 2008. The decrease in income tax expense is primarily attributable to the decrease in income before income taxes.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Six Months Ended and As of June 30,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$8,842	$8,245	$597	7.2%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,670	3,375	295	8.7%
Subscriber service expenses	608	543	65	12.0%
Broadcast operations expenses	136	126	10	7.9%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,250	1,037	213	20.5%
Upgrade and retention costs	519	464	55	11.9%
General and administrative expenses	428	425	3	0.7%
Depreciation and amortization expense	1,182	965	217	22.5%

Total operating costs and expenses	7,793	6,935	858	12.4%

Operating Profit	$1,049	$1,310	$(261)	(19.9)%

Other Data:
Operating profit before depreciation & amortization	$2,231	$2,275	$(44)	(1.9)%
Total number of subscribers (000's)(1)	18,305	17,164	1,141	6.6%
ARPU	$81.86	$80.79	$1.07	1.3%
Average monthly subscriber churn %	1.42%	1.42%	—	—
Gross subscriber additions (000's)	2,223	1,858	365	19.6%
Subscriber disconnections (000's)	1,539	1,454	85	5.8%
Net subscriber additions (000's)	684	404	280	69.3%
Average subscriber acquisition costs—per subscriber (SAC)	$701	$709	$(8)	(1.1)%

(1)
As discussed above in "Key Terminology," during the first half of 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

        Subscribers.    Gross subscriber additions increased in 2009 due to higher demand for HD and DVR services and increased sales in our direct sales and telco channels primarily due to the AT&T/DIRECTV bundle, which commenced in February 2009. Net subscriber additions increased due to the higher gross subscriber additions, partially offset by a higher number of subscriber disconnections.

        Revenues.    DIRECTV U.S.' revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees, and an increase in lease fees due to higher average number of receivers per subscriber, partially offset by more competitive promotions for both new and existing customers and lower purchases of our premium packages and pay-per-view.

THE DIRECTV GROUP, INC.

        Operating profit before depreciation and amortization.    The decrease in operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, which was more than offset by higher subscriber acquisition costs from the increased number of gross subscriber additions and higher upgrade and retention costs from the increased number of existing customers adding HD and DVR services and using the movers program.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in 2009. Subscriber service expenses increased in 2009 primarily due to the increased number of subscribers and costs associated with service quality improvement initiatives.

        Subscriber acquisition costs increased due to the increase in the number of gross subscriber additions and higher advertising and marketing costs. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased due to lower set-top receiver costs and lower national and direct sales advertising costs per subscriber addition.

        Upgrade and retention costs increased in 2009 due to an increase in upgrades to advanced services, increased use of the movers program and higher marketing costs.

        General and administrative expenses remained relatively flat in 2009 primarily due to increases in labor and benefit expense, mostly offset by a $14 million charge in 2008 for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our Home Service Providers that ceased operations.

        Operating profit.    The decrease in operating profit was primarily due to lower operating profit before depreciation and amortization, coupled with higher depreciation and amortization expense in 2009 resulting from the capitalization of set-top receivers under the lease program.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Six Months Ended and As of June 30,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,278	$1,153	$125	10.8%
Operating Profit Before Depreciation & Amortization	279	299	(20)	(6.7)%
Operating Profit	114	180	(66)	(36.7)%
Other Data:
ARPU	$52.91	$55.36	$(2.45)	(4.4)%
Average monthly subscriber churn %	1.88%	1.69%	—	11.2%
Total number of subscribers (000's)(1)	4,162	3,659	503	13.7%
Gross subscriber additions (000's)	730	737	(7)	(0.9)%
Net subscriber additions (000's)	276	384	(108)	(28.1)%

(1)
DIRECTV Latin America subscriber data excludes subscribers of the Sky Mexico platform. We migrated approximately 3,000 subscribers from DIRECTV Latin America to Sky Mexico during the first half of 2009 and migrated approximately 4,000 subscribers from DIRECTV Latin America to Sky Mexico during the first half of 2008. Additionally, we migrated approximately 6,000

THE DIRECTV GROUP, INC.

  subscribers from a local pay television service provider in Latin America to Sky Brazil during the first half of 2009. Net subscriber additions as well as churn exclude the effect these migrations.

        The decrease in net subscriber additions was primarily due to higher churn of 1.88% in the region. The increase in churn was primarily due to the impact from continued growth of DTVLA's pre-paid business.

        Revenues increased primarily due to subscriber growth in Brazil, Venezuela and Argentina, partially offset by decreased ARPU. ARPU decreased mainly due to unfavorable exchange rates in the region, primarily in Brazil.

        The lower operating profit before depreciation and amortization is primarily due to higher general and administrative expenses primarily due to a $120 million charge in connection with the exchange of Venezuela currency to U.S. dollars, partially offset by the increased gross profit generated from the higher revenues.

        The lower operating profit was primarily due to the decrease in operating profit before depreciation and amortization, coupled with increased depreciation and amortization, which was primarily due to the capitalization of set-top receivers under lease programs.

Corporate and Other

        Operating loss from Corporate and Other increased to $37 million in 2009 from $32 million in 2008.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2009, our cash and cash equivalents totaled $2.3 billion compared with $2.0 billion at December 31, 2008. The $267 million increase resulted primarily from $2.0 billion of cash provided by operating activities, partially offset by $1.0 million of cash paid for the acquisition of satellites, property and equipment and $670 billion in cash used for the repurchase of shares.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.17 at June 30, 2009 and 1.13 December 31, 2008. The increase in our current ratio during the six months ended June 30, 2009 was primarily due to the change in our cash and cash equivalents discussed above.

        As of June 30, 2009, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility, which is available until 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        During 2009 and 2008 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in January 2009 authorizing share repurchases of $2.0 billion. As of June 30, 2009, we had approximately $1.3 billion remaining under this authorization. During the six months ended June 30, 2009, we repurchased and retired 32 million shares for $724 million, at an average price of $22.46. Additionally, in July 2009 we repurchased and retired 18 million shares for $437 million, at an average price of $24.45. We may make purchases under this program in the open market, through negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Once we mail our definitive proxy to our shareholders related to the proposed merger transactions described under "Liberty Entertainment Inc. Merger Transaction" above, we will suspend share

THE DIRECTV GROUP, INC.

repurchases at least until the vote at the stockholder meeting takes place. A decision to recommence repurchases will depend on the circumstances at that time, including whether we have obtained requested private letter tax rulings.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. Additional borrowings, which may include borrowings under the $500 million DIRECTV U.S. revolving credit facility, may be required to fund strategic investment opportunities should they arise.

        As discussed above in Note 2 of the Notes to the Consolidated Financial Statements, as a part of the Liberty Entertainment merger transaction, Holdings would assume approximately $2 billion of indebtedness with a related equity collar, which is payable at various dates through 2012. Depending on facts and circumstances at the time of the closing of the Liberty Entertainment merger transaction, Holdings may be required or may choose to repay the debt in full and settle the equity collar from available cash on hand, cash provided by operations or new borrowings.

Borrowings

        At June 30, 2009, we had $5,787 million in total outstanding borrowings, bearing a weighted average interest rate of 5.7%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 8 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2008 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $61 million in the remainder of 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, $2,796 million in 2013 and $2,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2008.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At June 30, 2009, DIRECTV U.S. was in compliance with all such covenants.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2008 Form 10-K for discussion of Moody's Investors Service and Standard & Poor's Rating Service ratings range.

        Currently, The DIRECTV Group has the following security rating:

	Corporate	Outlook
Standard & Poor's	BB	Stable

THE DIRECTV GROUP, INC.

        Currently, DIRECTV U.S. has the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BB	BB	Stable
Moody's	Baa2	Ba2	Ba1	Stable

Contingencies

        As discussed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brazil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

        We currently utilize the official exchange rate of 2.15 bolivars per U.S. dollar to translate the financial statements of our Venezuelan subsidiary. This rate has been fixed despite significant inflation in Venezuela in recent periods. We are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official rate, or alternatively, a legal parallel exchange process exists, however the rates implied by transactions in the parallel market are significantly higher than the official rate (recently 5 to 7 bolivars per U.S. dollar). The official approval process has been delayed in recent periods and our Venezuelan subsidiary has relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances during 2009. As a result we recognized a $48 million charge during the second quarter of 2009 and a $120 million charge during the six months ended June 30, 2009 to "General and administrative expense" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars in the parallel exchange process. We currently expect to continue to repatriate cash generated in Venezuela in excess of local operating requirements, and to the extent we are unable to obtain timely approval to exchange bolivars at the official rate, we may use the legal parallel exchange process and we expect to incur additional charges in the future. Alternatively, if the Venezuelan government were to devalue the bolivar, we would realize a reduction in operating profits resulting from translation of financial results utilizing a higher exchange rate. Using the official exchange rate, our Venezuelan subsidiary had Venezuelan bolivar denominated liabilities of $5 million in excess of Venezuelan bolivar denominated assets, including cash of $39 million as of June 30, 2009.

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

THE DIRECTV GROUP, INC.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of June 30, 2009, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2008.

	Payments Due By Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$7,680	$224	$1,066	$3,372	$3,018
Purchase obligations (Note 6)(b)	9,004	906	3,206	3,149	1,743
Operating lease obligations(c)	282	29	103	75	75
Capital lease obligations	955	44	168	159	584
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)(e)	184	44	140	—	—

Total	$18,105	$1,247	$4,683	$6,755	$5,420

(a)
Long-term debt obligations include interest calculated based on the rates in effect at June 30, 2009, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

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

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $213 million as of June 30, 2009. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

THE DIRECTV GROUP, INC.

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

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes," see Part I, Item 1, Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

* * *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended June 30, 2009. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

* * *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

THE DIRECTV GROUP, INC.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended June 30, 2009 or subsequent thereto, but before the filing of this report, are summarized below:

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

        Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and awards of approximately $117 million in damages and pre-judgment interest. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. On remand, we sought and obtained summary judgment on invalidity of all remaining claims, and the case against DIRECTV was dismissed on May 19, 2009. Finisar has filed a Notice of Appeal, and a briefing schedule for the new appeal has been set.

        Legal Proceedings Regarding the Merger.    There are multiple purported class action complaints pending against The DIRECTV Group,  Inc., Liberty Entertainment, Inc., Liberty Media Corporation and the DIRECTV board of directors in the Delaware Court of Chancery and the California State Court. Four stockholder class action complaints were brought in Delaware Chancery Court from May 12, 2009 to May 19, 2009, all of which were subsequently consolidated on May 22, 2009 (the "Delaware Action"). One stockholder class action complaint was brought in California State Court on May 29, 2009 (the "California Action"). The Delaware and California Actions are purported class actions on behalf of the public stockholders of DIRECTV. The consolidated Delaware complaint and the California complaint allege, among other things, that the members of the DIRECTV board of directors breached their fiduciary duties in approving the merger agreement. DIRECTV, the DIRECTV board of directors and the Liberty entities intend to defend vigorously against these allegations, but if the stockholder plaintiffs were to prevail in these actions, the consummation of the mergers could be delayed or prevented and/or monetary damages could become payable by the defendants.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previously reported legal proceedings were terminated during the first quarter ended June 30, 2009.

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

        A summary of the repurchase activity for the three months ended June 30, 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
April 1—30, 2009	3	$24.37	3	$1,577
May 1—31, 2009	3	23.89	3	1,502
June 1—30, 2009	9	23.66	9	1,276

Total	15	23.83	15	1,276

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our annual meeting of stockholders held on June 2, 2009, the following matters were submitted to a vote of the stockholders of The DIRECTV Group, Inc.:

The DIRECTV Group, Inc.
Final Voting Results

  Item No. 1

        The election of Chase Carey, Mark D. Carleton, Peter A. Lund, and Haim Saban as directors. Messrs. Carey, Carleton, Lund and Saban were standing for election for three year terms expiring on the date of the annual meeting of the company in 2012. The final voting results were:

Chase Carey	For	916,380,063
	Against	10,442,824
Mark D. Carleton	For	892,568,332
	Against	34,254,555
Peter A. Lund	For	908,335,850
	Against	18,487,037
Haim Saban	For	923,659,208
	Against	3,163,649

THE DIRECTV GROUP, INC.

  Item No. 2

        Ratification of the appointment of Deloitte & Touche LLP as independent registered public accountants for us for the fiscal year ending December 31, 2009. The final voting results were:

For	910,345,460
Against	16,294,999
Abstain	182,428
No Vote	—

  Item No. 3

        Stockholders proposed the adoption of principles of health care reform based upon principles reported by the Institute of Medicine. The Board of Directors recommended a vote against this item. The final voting results were:

For	13,235,735
Against	732,034,835
Abstain	146,546,096
No Vote	—

  Item No. 4

        Stockholders proposed the adoption of declassification of the Board of Directors for the purpose of establishing annual elections of directors. The Board of Directors recommended a vote against this item. The final voting results were:

For	332,933,121
Against	558,316,648
Abstain	566,896
No Vote	—

        Matters No. 1 and 2 voted on at the annual meeting were approved. Matters No. 3 and 4 voted on at the annual meeting were defeated. In addition to the directors elected at the annual meeting, Neil R. Austrian, Charles R. Lee, Greg Maffei, John Malone and Nancy S. Newcomb continue to serve as directors.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*2.1	Agreement and Plan of Merger, dated as of May 3, 2009, by and among Liberty Media Corporation, Liberty Entertainment, Inc., The DIRECTV Group, Inc., DIRECTV, DTVG One, Inc. and DTVG Two, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of The DIRECTV Group Inc. filed on May 4, 2009).
*2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated July 29, 2009 by and among Liberty Media Corporation, Liberty Entertainment, Inc., The DIRECTV Group, Inc., DIRECTV, DTVG One, Inc. and DTVG Two, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of The DIRECTV Group, Inc. filed on July 30, 2009).

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name
*4.1	Credit Agreement, dated as of May 3, 2009, between Greenlady Corp. and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.4 of the Form 8-K of The DIRECTV Group Inc. filed on May 4, 2009).
*10.1	Voting, Standstill, Non-Competition and Non-Solicitation Agreement, dated as of May 3, 2009, by and among Liberty Media Corporation, DIRECTV, The DIRECTV Group, Inc., Liberty Entertainment, Inc., Greenlady Corporation, and Greenlady II, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K of The DIRECTV Group Inc. filed on May 4, 2009).
*10.2	Voting and Right of First Refusal Agreement, dated as of May 3, 2009, by and among Liberty Entertainment, Inc., The DIRECTV Group, Inc., DIRECTV, Dr. John C. Malone, Mrs. Leslie Malone, The Tracy L. Neal Trust A and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.3 of the Form 8-K of The DIRECTV Group Inc. filed on May 4, 2009).
*10.3	Amendment No. 1, dated as of July 29, 2009, to the Voting and Right of First Refusal Agreement, dated as of May 3, 2009, by and among Liberty Entertainment, Inc., The DIRECTV Group, Inc., DIRECTV, Dr. John C. Malone, Mrs. Leslie Malone, The Tracy L. Neal Trust A and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.2 of the Form 8-K of The DIRECTV Group, Inc. filed on July 30, 2009).
**††10.4	Employment Contract of Bruce Churchill
**††10.5	Employment Contract of Patrick T. Doyle
**††10.6	Employment Contract of Larry Hunter
**††10.7	Employment Contract of Romulo Pontual
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
** 101.INS	XBRL Instance Document
** 101.SCH	XBRL Taxonomy Extension Schema Document
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Incorporated by reference.

**
Filed herewith.

††
Management contract or compensatory plan or arrangement.

* * *

THE DIRECTV GROUP, INC.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: August 6, 2009	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Executive Vice President and Chief Financial Officer)