Form 10-Q
period 2009-09-30
DIRECTV GROUP INC
filed 2009-11-06
CIK 944868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

        As of November 2, 2009, the registrant had 956,857,067 shares of common stock outstanding.

THE DIRECTV GROUP, INC.

THE DIRECTV GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$5,465	$4,981	$15,584	$14,379
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,271	2,072	6,404	5,894
Subscriber service expenses	406	339	1,126	952
Broadcast operations expenses	87	97	254	276
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	699	624	2,076	1,780
Upgrade and retention costs	277	268	819	745
General and administrative expenses	377	329	1,086	941
Depreciation and amortization expense	663	594	2,008	1,675

Total operating costs and expenses	4,780	4,323	13,773	12,263

Operating profit	685	658	1,811	2,116
Interest income	9	27	25	64
Interest expense	(101)	(103)	(304)	(248)
Other, net	10	11	67	29

Income before income taxes	603	593	1,599	1,961
Income tax expense	(219)	(195)	(585)	(712)

Net income	384	398	1,014	1,249
Less: Net income attributable to noncontrolling interest	(18)	(35)	(40)	(60)

Net income attributable to The DIRECTV Group, Inc.	$366	$363	$974	$1,189

Basic earnings attributable to The DIRECTV Group, Inc. per common share	$0.38	$0.33	$0.97	$1.05

Diluted earnings attributable to The DIRECTV Group, Inc. per common share	$0.37	$0.33	$0.97	$1.05

Weighted average number of common shares outstanding (in millions)
Basic	973	1,106	999	1,131
Diluted	977	1,111	1,003	1,136

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
	(Dollars in Millions, Except Per Share Amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,293	$2,005
Accounts receivable, net of allowances of $72 and $50	1,458	1,423
Inventories	234	192
Deferred income taxes	48	68
Prepaid expenses and other	443	356

Total current assets	5,476	4,044
Satellites, net	2,364	2,476
Property and equipment, net	4,153	4,171
Goodwill	3,811	3,753
Intangible assets, net	952	1,172
Investments and other assets	871	923

Total assets	$17,627	$16,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,171	$3,115
Unearned subscriber revenues and deferred credits	526	362
Current portion of long-term debt	572	108

Total current liabilities	4,269	3,585
Long-term debt	6,591	5,725
Deferred income taxes	723	524
Other liabilities and deferred credits	1,625	1,749
Commitments and contingencies
Redeemable noncontrolling interest	325	325
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized; 958,101,752 shares and 1,024,182,043 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	7,834	8,318
Accumulated deficit	(3,665)	(3,559)
Accumulated other comprehensive loss	(75)	(128)

Total stockholders' equity	4,094	4,631

Total liabilities and stockholders' equity	$17,627	$16,539

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,014	$1,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,008	1,675
Amortization of deferred revenues and deferred credits	(38)	(75)
Share-based compensation expense	39	37
Dividends received	69	35
Net foreign currency transaction gain	(57)	—
Deferred income taxes	311	101
Other	2	(6)
Change in other operating assets and liabilities:
Accounts receivable, net	30	137
Inventories	(34)	(37)
Prepaid expenses and other	(61)	(70)
Accounts payable and accrued liabilities	(174)	(412)
Unearned subscriber revenue and deferred credits	147	136
Other, net	(58)	51

Net cash provided by operating activities	3,198	2,821

Cash Flows From Investing Activities
Cash paid for property and equipment	(1,508)	(1,480)
Cash paid for satellites	(40)	(92)
Investment in companies, net of cash acquired	(30)	(203)
Other, net	11	37

Net cash used in investing activities	(1,567)	(1,738)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	1,990	2,490
Debt issuance costs	(12)	(19)
Repayment of long-term debt	(661)	(35)
Repayment of other long-term obligations	(85)	(92)
Capital contribution	—	160
Common shares repurchased and retired	(1,613)	(1,790)
Stock options exercised	33	100
Excess tax benefit from share-based compensation	5	8

Net cash (used in) provided by financing activities	(343)	822

Net increase in cash and cash equivalents	1,288	1,905
Cash and cash equivalents at beginning of the period	2,005	1,083

Cash and cash equivalents at end of the period	$3,293	$2,988

Supplemental Cash Flow Information
Cash paid for interest	$274	$201
Cash paid for income taxes	311	568

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

        On February 27, 2008, Liberty Media Corporation, or Liberty Media and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in us. Currently, Liberty Media owns approximately 57% of our outstanding common stock, however Liberty Media has agreed generally to limit its voting rights to approximately 47.9%.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 8, 2009 and for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Liberty Entertainment Inc. Merger Transaction

        On May 3, 2009, The DIRECTV Group, Liberty Media, Liberty Entertainment, Inc., or LEI, and certain subsidiaries of The DIRECTV Group entered into an agreement and plan of merger, which we refer to as the "merger agreement", which, if consummated, will result in the creation of a new public holding company named "DIRECTV" which we refer to as "Holdings", that will own The DIRECTV Group and LEI. Holdings will be owned by the holders of The DIRECTV Group common stock and the holders of LEI common stock immediately prior to the mergers contemplated by the merger agreement.

        As a necessary step to the mergers contemplated by the merger agreement, Liberty Media is planning to execute a split-off transaction that would result in the redemption of 90% of the outstanding shares of both series of its Liberty Entertainment common stock in exchange for all of the outstanding shares of two series of common stock of LEI. LEI will hold Liberty Media's entire interest in The DIRECTV Group (currently approximately 57%), 100% of Liberty Sports Holdings LLC, 65% of Game Show Network, LLC and approximately $80 million in cash and cash equivalents, together with approximately $2 billion of indebtedness and a related equity collar. The split-off transaction is conditioned on the approval of the holders of Liberty's Liberty Entertainment common stock.

        The merger agreement provides for two mergers that would result in The DIRECTV Group and LEI becoming wholly owned subsidiaries of Holdings. In the DIRECTV merger, The DIRECTV

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Group common stockholders (other than direct or indirect subsidiaries of LEI) will receive one share of Holdings Class A common stock for each share of common stock of The DIRECTV Group that they own. In the LEI merger, holders of outstanding shares of LEI Series A common stock and LEI Series B common stock (other than LEI or Holdings) will receive a number of shares of Holdings Class A common stock equal to the LEI exchange ratio for each share of LEI common stock that they own. The LEI exchange ratio is a fixed exchange ratio equal to 1.11111 shares of Holdings common stock for each share of LEI common stock, subject to certain adjustments as provided in the merger agreement.

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

        The mergers will be accounted for using the acquisition method of accounting pursuant to the accounting standards for business combinations. The DIRECTV Group will be treated as the acquiring corporation for accounting and financial reporting purposes, accordingly it is anticipated that the historical financial statements of The DIRECTV Group will become the historical financial statements of Holdings. Under the business combination accounting standards, the acquisition date fair value of consideration paid by The DIRECTV Group for LEI (excluding its investment in The DIRECTV Group) will be allocated to LEI's other tangible and intangible assets acquired and liabilities assumed based on their estimated acquisition date fair values, with any excess being treated as goodwill. The assets, liabilities and results of operations of LEI will be consolidated into the assets, liabilities and results of operations of Holdings as of the acquisition date, the closing date of the mergers.

        Costs incurred to complete the transaction, including legal, accounting, financial printing and investment banking fees, will be expensed as incurred. The exchange ratio of LEI common stock to The DIRECTV Group common stock was determined in a manner such that LEI stockholders as a group will receive a premium in the form of a larger economic interest in Holdings than would have been otherwise determined based on the relative fair values of The DIRECTV Group and LEI. This premium, calculated as the fair value of the economic interest to be distributed to LEI stockholders in excess of the fair value of the assets and liabilities of LEI, will be expensed as a disproportionate distribution upon completion of the mergers. In addition, as part of the mergers, Holdings will grant common stock options and SARs to replace the stock based awards of LEI. Pursuant to business combination accounting standards, any incremental fair value of the replacement awards over the fair value of the replaced LEI awards must also be expensed. Had the merger been completed on September 30, 2009, we estimate that Holdings would have recorded an expense of approximately $289 million on that date for the costs of the transaction, the premium to LEI stockholders, and the

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

incremental fair value of the stock based awards. However, we anticipate the actual amounts to be recorded will change as they will be determined based on acquisition date fair values.

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

        For additional information regarding the proposed merger transactions, refer to Amendment No. 5 to Holdings' Registration Statement on Form S-4 filed with the SEC on October 20, 2009, which has been declared effective. Assuming the receipt of the requisite stockholder approvals and satisfaction of all other conditions, the proposed transactions are expected to close after the meetings of the respective stockholders of Liberty Media and The DIRECTV Group to be held on November 19, 2009.

Note 3: Accounting Changes and New Accounting Standards

  Accounting Changes

        On January 1, 2009 we adopted new accounting standards for the accounting and reporting of noncontrolling interests in subsidiaries, also known as minority interests, in consolidated financial statements. The new standards also provide guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary due to the loss of control. Reporting entities must now present certain noncontrolling interests as a component of equity and present net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest separately in the consolidated financial statements. These new standards are required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. As a result of our adoption of these standards, "Net income" in the Consolidated Statements of Operations now includes net income attributable to noncontrolling interest as compared to the previous presentation, where net income attributable to the noncontrolling interest was deducted in the determination of net income. Additionally, the Consolidated Statements of Cash Flows are now presented using net income as calculated pursuant to the new accounting requirements.

        On January 1, 2009 we adopted the revisions made by the SEC to accounting standards regarding the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revisions to the accounting guidance require that redeemable noncontrolling interests, such as Globo Comunicacoes e Participacoes S.A.'s, or Globo's, redeemable noncontrolling interest in Sky Brazil described in Note 6 of the Notes to the Consolidated Financial Statements that are redeemable at the option of the holder be recorded outside of permanent equity at fair value, and the redeemable noncontrolling interests be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a redeemable noncontrolling interest are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). As a result of the adoption of this

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

accounting requirement, we have reported Globo's redeemable noncontrolling interest in Sky Brazil in "Redeemable noncontrolling interest" at fair value in the Consolidated Balance for each period presented. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

        The following tables present the changes to previously reported amounts in our Consolidated Balance Sheets as a result of the adoption of the revised guidance:

December 31, 2008	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in Millions)
Redeemable noncontrolling interest	$103	$325	$222
Common stock and additional paid in capital	8,540	8,318	(222)
Total stockholders' equity	4,853	4,631	(222)

September 30, 2008	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in Millions)
Redeemable noncontrolling interest	$71	$300	$229
Common stock and additional paid in capital	9,038	8,809	(229)
Total stockholders' equity	5,925	5,696	(229)

December 31, 2007	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in Millions)
Redeemable noncontrolling interest	$11	$300	$289
Common stock and additional paid in capital	9,318	9,029	(289)
Total stockholders' equity	6,302	6,013	(289)

        On January 1, 2009 we adopted a new business combination accounting standard that requires the acquiring entity in a business combination to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations, whether partial, full or step acquisitions. Under the new standard, certain contingent assets and liabilities, as well as contingent consideration, are also required to be recognized at fair value on the date of acquisition and acquisition-related transaction and restructuring costs will be expensed. Additionally, disclosures are required describing the nature and financial effect of the business combination and the standard also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of the new accounting requirements as required, on January 1, 2009, changed the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations so that adjustments to these deferred tax asset valuation allowances will no longer be recorded to goodwill but rather adjustments will be recorded in "Income tax expense" in the Consolidated Statements of Operations. Additionally, the adoption of the new accounting guidance changed the accounting for all business combinations we consummate after January 1, 2009.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

  Sky Brazil Functional Currency

        Based on cumulatively significant changes in economic facts and circumstances, we have determined that the local Brazilian currency should be the functional currency of Sky Brazil for purposes of financial statement translation beginning in the second quarter of 2009. As a result of this change in functional currency, on April 1, 2009 we recorded a $165 million decrease to previously reported values for nonmonetary assets and a $53 million increase in our related deferred income tax assets and liabilities, and an offsetting $112 million decrease to the "Cumulative translation adjustment", a component of "Accumulated other comprehensive loss" in stockholders' equity in the Consolidated Balance Sheets. In addition, as a result of this change in functional currency, changes in exchange rates will result in gains or losses, which will be recorded in "Other, net" in the Consolidated Statements of Operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities, such as cash deposits, notes payable and capital lease obligations held by Sky Brazil. During the third quarter of 2009, we recorded a net foreign currency transaction gain of $19 million in "Other, net" in the Consolidated Statements of Operations related to U.S. dollar denominated monetary assets and liabilities held by Sky Brazil. During the nine months ended September 30, 2009, we recorded a net foreign currency transaction gain of $57 million in "Other, net" in the Consolidated Statements of Operations related to U.S. dollar denominated monetary assets and liabilities held by Sky Brazil.

  New Accounting Standards

        In June 2009, the Financial Accounting Standards Board, or FASB, issued revisions to consolidation accounting standards for variable interest entities, or VIEs. The new standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. Instead, the new approach is qualitative and focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's performance and (1) the obligation to absorb the losses of an entity or (2) the right to receive benefits from the entity. As a result of the changed requirements, it is possible that an entity's previous assessment of a VIE will change, and the standard now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Disclosure requirements under the new standard have been enhanced, and now include disclosure of the method the entity used to determine whether they are the primary beneficiary of the VIE. We do not expect the adoption of these changes to have an effect on our consolidated results of operations and financial position, when adopted, as required, on January 1, 2010.

        In September 2009, the FASB approved a revised standard for revenue arrangements with multiple deliverables. Under the revised standard, the criteria for determining whether a deliverable should be considered a separate unit of accounting has changed to remove a limitation for separation to only items with objective and reliable evidence of fair value. Instead, the revised standard allows entities to use the "best estimate of selling price" in addition to third-party evidence or actual selling prices for determining the fair value of a deliverable. The standard also includes additional disclosure requirements for revenue arrangements for multiple deliverables. We currently do not expect the adoption of the revised standard to have an effect on our consolidated results of operations and financial position, when adopted, as required, on January 1, 2011.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 4: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill at each of our segments for the nine months ended September 30, 2009 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of December 31, 2008	$3,189	$564	$3,753
Sky Brazil foreign currency translation adjustment	—	80	80
Purchase or acquisition accounting adjustments:
New acquisitions	24	—	24
Finalization of prior acquisitions	(46)	—	(46)

Balance as of September 30, 2009	$3,167	$644	$3,811

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	September 30, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5 WL Orbital license	5	208	$198	10	208	$171	37
Subscriber related	5-10	1,763	1,474	289	1,697	1,255	442
Dealer network	15	130	86	44	130	79	51
Trade name and other	10-20	109	13	96	102	9	93
Distribution rights	7	334	253	81	334	217	117

Total intangible assets		$2,976	$2,024	$952	$2,903	$1,731	$1,172

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Millions)
Amortization expense	$86	$103	$293	$309

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $59 million in the remainder of 2009; $170 million in 2010; $114 million in 2011; $68 million in 2012; $23 million in 2013; and $86 million thereafter.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 5: Borrowings

        The following table sets forth our outstanding borrowings:

	Interest Rates at September 30, 2009	September 30, 2009	December 31, 2008
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$327	$910
4.750% senior notes due in 2014, net of unamortized discount of $3 million as of September 30, 2009	4.750%	997	—
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	1,500
5.875% senior notes due in 2019, net of unamortized discount of $7 million as of September 30, 2009	5.875%	993	—
Senior secured credit facility, net of unamortized discount of $7 million as of September 30, 2009 and $9 million as of December 31, 2008	3.090%	2,344	2,421
Unamortized bond premium	—	2	2

Total debt		7,163	5,833
Less: Current portion of long-term debt		(572)	(108)

Long-term debt		$6,591	$5,725

        All of the senior notes and the senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets.

        The 8.375% senior notes, 6.375% senior notes and the 7.625% senior notes have been registered under the Securities Act of 1933, as amended, are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' subsidiaries. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

  2009 Financing Transactions

        On September 22, 2009, DIRECTV U.S. issued $1,000 million in five-year 4.750% senior notes due in 2014 at a 0.3% discount resulting in $997 million of proceeds and $1,000 million in 10 year 5.875% senior notes due in 2019 at a 0.7% discount resulting in $993 million of proceeds in private placement transactions. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing April 1, 2010. We incurred $14 million of debt issuance costs in connection with these transactions. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, DIRECTV U.S. has agreed to use its reasonable best efforts to cause to become effective a registration statement, whereby all holders of the original notes can elect to exchange their existing notes for registered notes with identical terms, except that the registered notes will be registered under the Securities Act of 1933, as amended and will not bear the legends restricting their transfer. We expect to complete the registration process of these senior notes within several months.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        On September 22, 2009, DIRECTV U.S. purchased, pursuant to a tender offer, $583 million of its then outstanding $910 million 8.375% senior notes at a price of 103.125% plus accrued and unpaid interest, for a total of $603 million. On September 23, 2009, DIRECTV U.S. exercised its right to redeem the remaining $327 million of the 8.375% senior notes at a price of 102.792% plus accrued and unpaid interest. DIRECTV U.S. redeemed the remaining 8.375% senior notes on October 23, 2009 for a total of $339 million.

        The partial redemption of our 8.375% senior notes resulted in a third quarter of 2009 pre-tax charge of $23 million, $14 million after tax, of which $18 million resulted from the premium paid for redemption of our 8.375% senior notes and $5 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        The following table sets forth the approximate fair value of our senior notes as of:

	September 30, 2009	December 31, 2008
	(Dollars in Millions)
8.375% senior notes due in 2013	$337	$904
4.750% senior notes due in 2014	1,003	—
6.375% senior notes due in 2015	1,016	911
7.625% senior notes due in 2016	1,608	1,451
5.875% senior notes due in 2019	997	—

        We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under the accounting guidance for measuring fair value, on those dates.

        Our notes payable and senior secured credit facility mature as follows: $356 million in the remainder of 2009 (including the $327 million of principal remaining on the 8.375% senior notes redeemed in October 2009), $308 million in 2010, $108 million in 2011, $20 million in 2012, $1,886 million in 2013 and $4,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2008 and do not currently expect to be required to make a prepayment for the year ending December 31, 2009. The amount of interest accrued related to our outstanding debt was $71 million at September 30, 2009 and $45 million at December 31, 2008.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At September 30, 2009, DIRECTV U.S. was in compliance with all such covenants. The senior notes and senior secured credit

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 6: Commitments and Contingencies

Commitments

        At September 30, 2009, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated $8,541 million, payable as follows: $457 million in the remainder of 2009, $1,606 million in 2010, $1,625 million in 2011, $1,751 million in 2012, $1,357 million in 2013 and $1,745 million thereafter.

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

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brazil in 2006, our partner, Globo, who holds the remaining 25.9% interest, was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined, by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of September 30, 2009, we estimate that Globo's 25.9% equity interest in Sky Brazil has a fair value of approximately $325 million to $450 million. We determined the range of fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value and further determined that $325 million was our best estimate of fair value in that range. As a result of our adoption of new accounting standards for the accounting and reporting of noncontrolling interest in subsidiaries, discussed above in "Accounting Changes and New Accounting

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Standards", we now account for the redeemable noncontrolling interest at fair value in the Consolidated Balance Sheets.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2009. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and awards of approximately $117 million in damages and pre-judgment interest. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. On remand, we sought and obtained summary judgment of invalidity of all remaining claims, and the case against DIRECTV was dismissed on May 19, 2009. Finisar has filed a Notice of Appeal, and a briefing schedule for the new appeal has been set.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2009, the net book value of in-orbit satellites was $2,032 million, all of which was uninsured.

Subsequent Events Review

        We have evaluated subsequent events through issuance of these financial statements on November 5, 2009.

Note 7: Related-Party Transactions

        As discussed in more detail above in Note 2 of the Notes to the Consolidated Financial Statements, in May 2009, The DIRECTV Group, Liberty Media, LEI and certain subsidiaries of The DIRECTV Group entered into an agreement and plan of merger, as amended in July and October 2009. In addition, in the ordinary course of our operations, we enter into transactions with related parties as discussed below.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Liberty Media, Liberty Global and Discovery Communications

        As a result of Liberty Media's acquisition of an ownership interest in The DIRECTV Group, beginning February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees, may be considered to be related party transactions as Liberty Media currently owns approximately 57% of our outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of The DIRECTV Group and of Liberty Media, has, as reported in their respective public filings, an approximate 31% voting interest in Discovery Communications, Inc., or Discovery Communications, and an approximate 40% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

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

        The majority of payments under contractual arrangements with related parties are pursuant to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008(1)	2009	2008(1)
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$13	$8	$38	$20
Discovery Communications, Liberty Global and affiliates	3	—	7	4
News Corporation and affiliates	—	—	—	2
Other	3	2	8	6

Total	$19	$10	$53	$32

Purchases:
Liberty Media and affiliates	$94	$81	$269	$184
Discovery Communications, Liberty Global and affiliates	65	55	188	129
News Corporation and affiliates	—	—	—	167
Other	121	105	356	298

Total	$280	$241	$813	$778

(1)
Amounts disclosed represent transactions with News Corporation and affiliates from January 1, 2008 through February 27, 2008 and transactions with Liberty Media, Discovery Communications, Liberty Global and affiliates from February 27, 2008 to September 30, 2008.

The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	September 30, 2009	December 31, 2008
	(Dollars in Millions)
Accounts receivable	$23	$29
Accounts payable	194	165

        The accounts receivable and accounts payable balances as of September 30, 2009 and December 31, 2008 are primarily related to affiliates of Liberty Media.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Shares in Millions)
Common stock options excluded	21	30	21	30

        The following table sets forth comparative information regarding common shares outstanding:

	Nine Months Ended September 30,
	2009	2008
	(Shares in Millions)
Common shares outstanding at January 1	1,024	1,148
Decrease for common shares repurchased and retired	(70)	(69)
Increase for stock options exercised and restricted stock units vested and distributed	4	7

Common shares outstanding at September 30	958	1,086

Weighted average number of common shares outstanding	999	1,131

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended September 30, 2009:
Basic EPS
Net income attributable to The DIRECTV Group, Inc.	$366	973	$0.38
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to The DIRECTV Group, Inc.	$366	977	$0.37

Three Months Ended September 30, 2008:
Basic EPS
Net income attributable to The DIRECTV Group, Inc	$363	1,106	$0.33
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5	—

Diluted EPS
Adjusted net income attributable to The DIRECTV Group, Inc	$363	1,111	$0.33

Nine Months Ended September 30, 2009:
Basic EPS
Net income attributable to The DIRECTV Group, Inc	$974	999	$0.97
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	4	—

Diluted EPS
Adjusted net income attributable to The DIRECTV Group, Inc	$974	1,003	$0.97

Nine Months Ended September 30, 2008:
Basic EPS
Net income attributable to The DIRECTV Group, Inc	$1,189	1,131	$1.05
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5	—

Diluted EPS
Adjusted net income attributable to The DIRECTV Group, Inc	$1,189	1,136	$1.05

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 9: Stockholders' Equity

Share Repurchase Program

        During 2009 and 2008 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in January 2009, authorizing share repurchases of $2.0 billion. As of September 30, 2009, we had approximately $339 million remaining under this authorization. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Nine Months Ended September 30,
	2009	2008
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$1,661	$1,838
Average price per share	23.73	26.56
Number of shares repurchased and retired	70	69

        For the nine months ended September 30, 2009, we recorded the $1,661 million in repurchases as a decrease of $581 million to "Common stock and additional paid in capital" and an increase of $1,080 million to "Accumulated deficit" in the Consolidated Balance Sheets. Of the $1,661 million in repurchases during the nine months ended September 30, 2009, $48 million were paid for in October 2009. Of the $1,838 million in repurchases during the nine months ended September 30, 2008, $48 million were paid for in October 2008.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' equity and redeemable noncontrolling interest for each of the periods presented:

	Stockholders' Equity
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2009	1,024,182,043	$8,318	$(3,559)	$(128)	$4,631	$325
Net income			974		974	40	$1,014
Stock repurchased and retired	(69,942,534)	(581)	(1,080)		(1,661)
Stock options exercised and restricted stock units vested and distributed	3,862,243	33			33
Share-based compensation expense		39			39
Tax benefit from stock option exercises		5			5
Adjustment to the fair value of redeemable noncontrolling interest		34			34	(34)
Other		(14)			(14)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes				(3)	(3)
Foreign currency translation adjustment				53	53	(6)
Unrealized gain on securities, net of tax				3	3

Balance at September 30, 2009	958,101,752	$7,834	$(3,665)	$(75)	$4,094	$325

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Stockholders' Equity
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2008	1,148,268,203	$9,029	$(2,995)	$(21)	$6,013	$300
Net income			1,189		1,189	60	$1,249
Stock repurchased and retired	(69,154,180)	(572)	(1,266)		(1,838)
Stock options exercised and restricted stock units vested and distributed	7,105,001	100			100
Share-based compensation expense		37			37
Tax benefit from stock option exercises		14			14
Capital contribution		160			160
Adjustment to the fair value of redeemable noncontrolling interest		60			60	(60)
Other		(19)			(19)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes				(6)	(6)
Unrealized losses on securities, net of tax				(14)	(14)

Balance at September 30, 2008	1,086,219,024	$8,809	$(3,072)	$(41)	$5,696	$300

Accumulated Other Comprehensive Loss

	As of September 30, 2009	As of December 31, 2008
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(127)	$(124)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4)	(4)
Accumulated unrealized gains on securities, net of taxes	4	1
Accumulated foreign currency translation adjustments	52	(1)

Total Accumulated Other Comprehensive Loss	$(75)	$(128)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Millions)
Net income	$384	$398	$1,014	$1,249
Other comprehensive income (loss):
Adjustments to unamortized defined benefit plan amounts, net of taxes	(3)	(6)	(3)	(6)
Foreign currency translation adjustments:
Cumulative effect of change in functional currency at Sky Brazil	—	—	(112)	—
Foreign currency translation activity during the period	72	—	165	—
Unrealized gains (losses) on securities, net of taxes	(1)	(2)	3	(14)

Comprehensive income	452	390	1,067	1,229
Comprehensive income attributable to redeemable noncontrolling interest	(32)	(35)	(34)	(60)

Comprehensive income attributable to The DIRECTV Group, Inc.	$420	$355	$1,033	$1,169

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

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The September 30, 2009 consolidated financial statements reflect the final allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. The excess of the purchase price over the estimated fair values of the net assets has been recorded as goodwill. We currently expect that $28 million of the recorded goodwill will be deductible for tax purposes.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth the final allocation of the purchase price to the 180 Connect net assets acquired on July 8, 2008 (dollars in millions):

Total current assets	$18
Property and equipment	16
Goodwill	97
Investments and other assets	51

Total assets acquired	$182

Total current liabilities	$83
Other liabilities	8

Total liabilities assumed	$91

Net assets acquired	$91

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of The DIRECTV Group and 180 Connect for the three and nine months ended September 30, 2008 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had 180 Connect operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Three Months Ended September 30,	Nine Month Ended September 30,
	2008	2008
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,981	$14,379
Net income attributable to The DIRECTV Group, Inc.	363	1,147
Basic earnings per common share attributable to The DIRECTV Group, Inc.	0.33	1.01
Diluted earnings per common share attributable to The DIRECTV Group, Inc.	0.33	1.01

Note 11: Segment Reporting

        Our two business segments, DIRECTV U.S. and DIRECTV Latin America, acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. Corporate and Other includes the corporate office, eliminations and other entities.

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended:
September 30, 2009
Revenues	$4,703	$761	$1	$5,465

Operating profit (loss)	$611	$103	$(29)	$685
Add: Depreciation and amortization expense	568	96	(1)	663

Operating profit (loss) before depreciation and amortization(1)	$1,179	$199	$(30)	$1,348

September 30, 2008
Revenues	$4,324	$658	$(1)	$4,981

Operating profit (loss)	$532	$142	$(16)	$658
Add: Depreciation and amortization expense	528	66	—	594

Operating profit (loss) before depreciation and amortization(1)	$1,060	$208	$(16)	$1,252

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Nine Months Ended:
September 30, 2009
Revenues	$13,545	$2,039	$—	$15,584

Operating profit (loss)	$1,660	$217	$(66)	$1,811
Add: Depreciation and amortization expense	1,750	261	(3)	2,008

Operating profit (loss) before depreciation and amortization(1)	$3,410	$478	$(69)	$3,819

September 30, 2008
Revenues	$12,569	$1,811	$(1)	$14,379

Operating profit (loss)	$1,842	$322	$(48)	$2,116
Add: Depreciation and amortization expense	1,493	185	(3)	1,675

Operating profit (loss) before depreciation and amortization(1)	$3,335	$507	$(51)	$3,791

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,348	$1,252	$3,819	$3,791
Depreciation and amortization	663	594	2,008	1,675

Operating profit	685	658	1,811	2,116
Interest income	9	27	25	64
Interest expense	(101)	(103)	(304)	(248)
Other, net	10	11	67	29

Income before income taxes	603	593	1,599	1,961
Income tax expense	(219)	(195)	(585)	(712)

Net income	384	398	1,014	1,249
Less: Net income attributable to noncontrolling interest	(18)	(35)	(40)	(60)

Net income attributable to The DIRECTV Group, Inc.	$366	$363	$974	$1,189

*  *  *

THE DIRECTV GROUP, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 8, 2009 and for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

THE DIRECTV GROUP, INC.

SUMMARY DATA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$5,465	$4,981	$15,584	$14,379
Total operating costs and expenses	4,780	4,323	13,773	12,263

Operating profit	685	658	1,811	2,116
Interest income	9	27	25	64
Interest expense	(101)	(103)	(304)	(248)
Other, net	10	11	67	29

Income before income taxes	603	593	1,599	1,961
Income tax expense	(219)	(195)	(585)	(712)

Net income	384	398	1,014	1,249
Less: Net income attributable to noncontrolling interest	(18)	(35)	(40)	(60)

Net income attributable to The DIRECTV Group, Inc.	$366	$363	$974	$1,189

Basic earnings attributable to The DIRECTV Group, Inc. per common share	$0.38	$0.33	$0.97	$1.05
Diluted earnings attributable to The DIRECTV Group, Inc. per common share	0.37	0.33	0.97	1.05
Weighted average number of common shares outstanding (in millions)
Basic	973	1,106	999	1,131
Diluted	977	1,111	1,003	1,136

	September 30, 2009	December 31, 2008
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,293	$2,005
Total current assets	5,476	4,044
Total assets	17,627	16,539
Total current liabilities	4,269	3,585
Long-term debt	6,591	5,725
Redeemable noncontrolling interest	325	325
Total stockholders' equity	4,094	4,631

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SUMMARY DATA—(continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$685	$658	$1,811	$2,116
Add: Depreciation and amortization expense	663	594	2,008	1,675

Operating profit before depreciation and amortization	$1,348	$1,252	$3,819	$3,791

Operating profit before depreciation and amortization margin(1)	24.7%	25.1%	24.5%	26.4%
Cash flow information
Net cash provided by operating activities	$1,158	$868	$3,198	$2,821
Net cash used in investing activities	(532)	(634)	(1,567)	(1,738)
Net cash (used in) provided by financing activities	395	(1,083)	(343)	822
Free cash flow(2)
Net cash provided by operating activities	$1,158	$868	$3,198	$2,821
Less: Cash paid for property and equipment	(506)	(521)	(1,508)	(1,480)
Less: Cash paid for satellites	(9)	(15)	(40)	(92)

Free cash flow	$643	$332	$1,650	$1,249

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

THE DIRECTV GROUP, INC.

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Three Months Ended:
September 30, 2009
Revenues	$4,703	$761	$1	$5,465
% of total revenue	86.1%	13.9%	—	100.0%
Operating profit (loss)	$611	$103	$(29)	$685
Add: Depreciation and amortization expense	568	96	(1)	663

Operating profit (loss) before depreciation and amortization	$1,179	$199	$(30)	$1,348

Operating profit before depreciation and amortization margin	25.1%	26.1%	N/A	24.7%
Capital expenditures	$357	$158	$—	$515
September 30, 2008
Revenues	$4,324	$658	$(1)	$4,981
% of total revenue	86.8%	13.2%	—	100.0%
Operating profit (loss)	$532	$142	$(16)	$658
Add: Depreciation and amortization expense	528	66	—	594

Operating profit (loss) before depreciation and amortization	$1,060	$208	$(16)	$1,252

Operating profit before depreciation and amortization margin	24.5%	31.6%	N/A	25.1%
Capital expenditures	$418	$110	$8	$536

THE DIRECTV GROUP, INC.

SUMMARY DATA—(concluded)

(Unaudited)

	DIRECTV U.S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in Millions)
Nine Months Ended:
September 30, 2009
Revenues	$13,545	$2,039	$—	$15,584
% of total revenue	86.9%	13.1%	—	100.0%
Operating profit (loss)	$1,660	$217	$(66)	$1,811
Add: Depreciation and amortization expense	1,750	261	(3)	2,008

Operating profit (loss) before depreciation and amortization	$3,410	$478	$(69)	$3,819

Operating profit before depreciation and amortization margin	25.2%	23.4%	N/A	24.5%
Capital expenditures	$1,142	$405	$1	$1,548
September 30, 2008
Revenues	$12,569	$1,811	$(1)	$14,379
% of total revenue	87.4%	12.6%	—	100.0%
Operating profit (loss)	$1,842	$322	$(48)	$2,116
Add: Depreciation and amortization expense	1,493	185	(3)	1,675

Operating profit (loss) before depreciation and amortization	$3,335	$507	$(51)	$3,791

Operating profit before depreciation and amortization margin	26.5%	28.0%	N/A	26.4%
Capital expenditures	$1,240	$322	$10	$1,572

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

        DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of September 30, 2009, DIRECTV U.S. had approximately 18.4 million subscribers.

        DIRECTV U.S. currently broadcasts from a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. DIRECTV 12 is under construction and is expected to be ready for launch in the fourth quarter of 2009.

        DIRECTV Latin America.    DIRECTV Latin America is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC, our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil, and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of September 30, 2009, PanAmericana had approximately 2.5 million subscribers, Sky Brazil had approximately 1.8 million subscribers and Sky Mexico had approximately 1.8 million subscribers.

SIGNIFICANT TRANSACTIONS

Financing Transactions

        In September 2009, DIRECTV U.S. issued $1 billion in five year 4.750% senior notes due in 2014 at a 0.3% discount resulting in $997 million of proceeds. DIRECTV U.S. also issued $1 billion in 10 year 5.875% senior notes due in 2019 at a 0.7% discount resulting in $993 million of proceeds.

        On September 22, 2009, DIRECTV U.S. purchased, pursuant to a tender offer, $583 million of its then outstanding $910 million 8.375% senior notes at a price of 103.125% plus accrued and unpaid interest, for a total of $603 million. On September 23, 2009, DIRECTV U.S. exercised its right to redeem the remaining $327 million of the 8.375% senior notes at a price of 102.792% plus accrued and unpaid interest. DIRECTV U.S. redeemed the remaining 8.375% senior notes on October 23, 2009 for a total of $339 million.

        The purchase of a portion of our 8.375% senior notes resulted in a third quarter of 2009 pre-tax charge of $23 million, $14 million after tax, of which $18 million resulted from the premium paid for redemption of our 8.375% senior notes and $5 million resulted from the write-off of deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations. As a result of the redemption of the remaining 8.375% senior notes, we will record a pre-tax charge of $11 million in the fourth quarter of 2009.

Venezuela Exchange Controls

        We are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official rate of 2.15 Venezuelan bolivars per U.S. dollar. Alternatively, a legal parallel exchange process exists, however the rates implied by transactions in the parallel market are significantly higher than the official rate (recently 5 to 6 bolivars per U.S. dollar). The official approval

THE DIRECTV GROUP, INC.

process has been delayed in recent periods and our Venezuelan subsidiary has relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances during 2009. As a result, we recognized a $48 million charge for the three months ended September 30, 2009 and a $168 million charge for the nine months ended September 30, 2009 to "General and administrative expense" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars in the parallel exchange process. See "Liquidity and Capital Resources" below for additional information.

Sky Brazil Functional Currency

        Based on cumulatively significant changes in economic facts and circumstances, we have determined that the local Brazilian currency should be the functional currency of Sky Brazil for purposes of financial statement translation beginning in the second quarter of 2009. As a result of this change in functional currency, changes in exchange rates will result in gain or loss, which will be recorded in "Other, net" in the Consolidated Statements of Operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities, such as cash deposits, notes payable and capital lease obligations held by Sky Brazil. During the third quarter of 2009, we recorded a net foreign currency transaction gain of $19 million in "Other, net" in the Consolidated Statements of Operations related to U.S. dollar denominated monetary assets and liabilities held by Sky Brazil. During the nine months September 30, 2009, we recorded a net foreign currency transaction gain of $57 million in "Other, net" in the Consolidated Statements of Operations related to U.S. dollar denominated monetary assets and liabilities held by Sky Brazil.

Liberty Entertainment Inc. Merger Transaction

        On May 3, 2009, The DIRECTV Group, Liberty Media, Liberty Entertainment, Inc., or LEI, and certain subsidiaries of The DIRECTV Group entered into an agreement and plan of merger, which we refer to as the "merger agreement", which, if consummated, will result in the creation of a new public holding company named "DIRECTV" which we refer to as "Holdings", that will own The DIRECTV Group and LEI. Holdings will be owned by the holders of The DIRECTV Group common stock and the holders of LEI common stock immediately prior to the mergers contemplated by the merger agreement.

        As a necessary step to the mergers contemplated by the merger agreement, Liberty Media is planning to execute a split-off transaction that would result in the redemption of 90% of the outstanding shares of both series of its Liberty Entertainment common stock in exchange for all of the outstanding shares of two series of common stock of LEI. LEI will hold Liberty Media's entire interest in The DIRECTV Group (currently approximately 57%), 100% of Liberty Sports Holdings LLC, 65% of Game Show Network, LLC and approximately $80 million in cash and cash equivalents, together with approximately $2 billion of indebtedness and a related equity collar. The split-off transaction is conditioned on the approval of the holders of Liberty's Liberty Entertainment common stock.

        Costs incurred to complete the transaction, including legal, accounting, financial printing and investment banking fees, will be expensed as incurred. The exchange ratio of LEI common stock to The DIRECTV Group common stock was determined in a manner such that LEI stockholders as a group will receive a premium in the form of a larger economic interest in Holdings than would have been otherwise determined based on the relative fair values of The DIRECTV Group and LEI. This premium, calculated as the fair value of the economic interest to be distributed to LEI stockholders in excess of the fair value of the assets and liabilities of LEI, will be expensed as a disproportionate distribution upon completion of the mergers. In addition, as part of the mergers, Holdings will grant common stock options and SARs to replace the stock based awards of LEI. Pursuant to business

THE DIRECTV GROUP, INC.

combination accounting standards, any incremental fair value of the replacement awards over the fair value of the replaced LEI awards must also be expensed. Had the merger been completed on September 30, 2009, we estimate that Holdings would have recorded an expense of approximately $289 million on that date for the costs of the transaction, the premium to LEI stockholders, and the incremental fair value of the stock based awards. However, we anticipate the actual amounts to be recorded will change as they will be determined based on acquisition date fair values.

        For additional information regarding the proposed merger transactions, refer to Amendment No. 5 to Holdings' Registration Statement on Form S-4 filed with the SEC on October 20, 2009, which has been declared effective. Assuming the receipt of the requisite stockholder approvals and satisfaction of all other conditions, the proposed transactions are expected to close after the meetings of the respective stockholders of Liberty Media and The DIRECTV Group to be held on November 19, 2009.

Lease Program

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program implemented in March 2006 for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capitalized subscriber leased equipment:	2009	2008	2009	2008
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$136	$151	$445	$432
Subscriber leased equipment—upgrade and retention	95	128	321	373

Total subscriber leased equipment capitalized	$231	$279	$766	$805

Depreciation expense—subscriber leased equipment	$335	$287	$1,012	$789

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

THE DIRECTV GROUP, INC.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended September 30,		Change
Revenues By Segment:	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$4,703	$4,324	$379	8.8%
DIRECTV Latin America	761	658	103	15.7%
Corporate and Other	1	(1)	2	(200.0)%

Total revenues	$5,465	$4,981	$484	9.7%

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

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Three Months Ended September 30,		Change
Operating profit (loss) before depreciation and amortization:	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,179	$1,060	$119	11.2%
DIRECTV Latin America	199	208	(9)	(4.3)%
Corporate and Other	(30)	(16)	(14)	87.5%

Total operating profit before depreciation and amortization	$1,348	$1,252	$96	7.7%

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, partially offset by higher subscriber acquisition costs at both DIRECTV U.S. and DIRECTV Latin America, coupled with higher general and administrative costs at DIRECTV Latin America due to currency-related transaction charges in Venezuela. We discuss the changes for each of our segments in more detail below.

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Three Months Ended September 30,		Change
Operating profit (loss):	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$611	$532	$79	14.8%
DIRECTV Latin America	103	142	(39)	(27.5)%
Corporate and Other	(29)	(16)	(13)	81.3%

Total operating profit	$685	$658	$27	4.1%

THE DIRECTV GROUP, INC.

        The increase in our operating profit was primarily due to the changes in operating profit before depreciation and amortization discussed above, partially offset by the higher depreciation and amortization expense due to the DIRECTV U.S. and DIRECTV Latin America lease programs. We discuss the changes for each of our segments in more detail below.

        Interest income.    The decrease in interest income to $9 million in the third quarter of 2009 from $27 million in the third quarter of 2008 was due to lower average cash balances and lower interest rates in 2009.

        Interest expense.    The decrease in interest expense to $101 million in the third quarter of 2009 from $103 million in the third quarter of 2008 was due to a decrease in interest rates, partially offset by an increase in the average debt balance.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended September 30,		Change
Other, net:	2009	2008	$	%
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries.	$14	$11	$3	27.3%
Loss on early extinguishment of debt	(23)	—	(23)	N/A
Net foreign currency transaction gain	19	—	19	N/A

Total	$10	$11	(1)	(9.1)%

        In the third quarter of 2009, Other, net remained essentially unchanged from the third quarter of 2008 due to the loss on the early extinguishment of a portion of our a 8.375% senior notes, which was offset by a foreign currency transaction gain related to net U.S. dollar denominated liabilities held by Sky Brazil and an increase in equity in earnings of unconsolidated subsidiaries.

        Income Tax Expense.    We recognized income tax expense of $219 million for the third quarter of 2009 compared to income tax expense of $195 million for the third quarter of 2008. The increase in income tax expense is primarily attributable to a $19 million tax benefit recognized in the third quarter of 2008 relating to the partial reversal of a valuation allowance on the deferred tax assets of Sky Brazil.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of September 30,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$4,703	$4,324	$379	8.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,998	1,841	157	8.5%
Subscriber service expenses	338	296	42	14.2%
Broadcast operations expenses	70	71	(1)	(1.4)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	621	565	56	9.9%
Upgrade and retention costs	266	260	6	2.3%
General and administrative expenses	231	231	—	—
Depreciation and amortization expense	568	528	40	7.6%

Total operating costs and expenses	4,092	3,792	300	7.9%

Operating Profit	$611	$532	$79	14.8%

Other Data:
Operating profit before depreciation & amortization	$1,179	$1,060	$119	11.2%
Total number of subscribers (000's)	18,441	17,320	1,121	6.5%
ARPU	$85.32	$83.59	$1.73	2.1%
Average monthly subscriber churn %	1.72%	1.64%	—	4.9%
Gross subscriber additions (000's)	1,086	1,002	84	8.4%
Subscriber disconnections (000's)	950	846	104	12.3%
Net subscriber additions (000's)	136	156	(20)	(12.8)%
Average subscriber acquisition costs—per subscriber (SAC)	$697	$715	$(18)	(2.5)%

        Subscribers.    In the third quarter of 2009, gross subscriber additions increased compared to the third quarter of 2008 primarily due to the growth in our telecommunications companies, or telco, channel due to the AT&T distribution agreement as well as higher demand for HD and DVR services. Net subscriber additions decreased as the higher gross additions were more than offset by a higher number of disconnections due to a higher average monthly subscriber churn rate on the larger subscriber base. The increase in churn was principally due to stricter upgrade and retention policies for existing customers as well as more aggressive competitor promotions.

        Revenues.    DIRECTV U.S.' revenues increased as of result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, and higher HD and DVR service fees, partially offset by more competitive promotions for both new and existing customers, decreased sports programming revenue due to one less week of NFL

THE DIRECTV GROUP, INC.

Sunday Ticket revenue, decreased penetration of our premium packages, and the expiration of a satellite lease.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in the third quarter of 2009, partially offset by decreased NFL programming costs due to one less week of programming. Subscriber service expenses increased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to the higher number of subscribers and costs associated with service quality improvement initiatives.

        Subscriber acquisition costs increased due to the higher gross additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased due to an increase in the use of refurbished set-top boxes and lower set-top receiver costs.

        Upgrade and retention costs increased in the third quarter of 2009 due to the larger subscriber base, partially offset by a decrease in installation costs.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from the capitalization of set-top receivers under the lease program.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of September 30,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$761	$658	$103	15.7%
Operating Profit Before Depreciation & Amortization	199	208	(9)	(4.3)%
Operating Profit	103	142	(39)	(27.5)%
Other Data:
ARPU	$59.80	$59.32	$0.48	0.8%
Average monthly subscriber churn %(1)	1.75%	2.13%	—	(17.8)%
Total number of subscribers (000's)(2)	4,330	3,734	596	16.0%
Gross subscriber additions (000's)	385	315	70	22.2%
Net subscriber additions (000's)	162	79	83	105.1%

(1)
In the third quarter of 2008 DIRECTV Latin America had a 57,000 subscriber adjustment at Sky Brazil as a result of inconsistent application of our churn policies in previous periods.

(2)
DIRECTV Latin America subscriber data excludes subscribers of the Sky Mexico platform. Net subscriber additions as well as churn exclude the effect of the migration of approximately 6,000 subscribers from a local pay television service provider to Sky Brazil in the third quarter of 2009. Additionally, we migrated approximately 4,000 subscribers from DIRECTV Latin America to Sky Mexico during the third quarter of 2008.

THE DIRECTV GROUP, INC.

        The increase in net subscriber additions was due to higher gross subscriber additions principally due to strong subscriber demand across the region, led by Brazil, as well as increased demand for HD and DVR services in the region. Average monthly churn declined in the quarter primarily due to a 57,000 downward subscriber adjustment in the third quarter of 2008. Excluding the adjustments, churn increased 16 basis points compared to last year primarily due to the impact from continued growth in DIRECTV Latin America's pre-paid subscribers.

        Revenues increased primarily due to subscriber growth in Brazil, Argentina and Venezuela. ARPU increased primarily due to price increases and higher fees for HD and DVR services that were mostly offset by unfavorable exchange rates in the region, mainly in Brazil and Argentina.

        The lower operating profit before depreciation and amortization was primarily due to higher general and administrative expenses due to $48 million in charges in connection with the exchange of Venezuela currency to U.S. dollar in the third quarter of 2009 compared with $17 million in the third quarter of 2008, as well as a higher number of gross subscriber additions and higher subscriber services costs associated with a larger subscriber base. These decreases were partially offset by the increases in gross profit from higher revenues in the quarter.

        The lower operating profit was due to an increase in depreciation and amortization expense, which was primarily due to higher capitalization of set-top receivers under lease programs.

Corporate and Other

        Operating loss from Corporate and Other increased to $29 million in the third quarter of 2009 from $16 million in the third quarter of 2008. The increase was primarily due to higher professional service fees.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Consolidated Results of Operations

        Revenues.    The following table presents our revenues by segment:

	Nine Months Ended September 30,		Change
Revenues By Segment:	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$13,545	$12,569	$976	7.8%
DIRECTV Latin America	2,039	1,811	228	12.6%
Corporate and Other	—	(1)	1	(100.0)%

Total revenues	$15,584	$14,379	$1,205	8.4%

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

THE DIRECTV GROUP, INC.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Nine Months Ended September 30,		Change
Operating profit (loss) before depreciation and amortization:	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,410	$3,335	$75	2.2%
DIRECTV Latin America	478	507	(29)	(5.7)%
Corporate and Other	(69)	(51)	(18)	35.3%

Total operating profit before depreciation and amortization	$3,819	$3,791	$28	0.7%

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, mostly offset by higher subscriber acquisition and upgrade and retention costs in DIRECTV U.S. and DIRECTV Latin America and higher general and administrative costs in DIRECTV Latin America due to currency-related transaction charges in Venezuela.

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Nine Months Ended September 30,		Change
Operating profit (loss):	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,660	$1,842	$(182)	(9.9)%
DIRECTV Latin America	217	322	(105)	(32.6)%
Corporate and Other	(66)	(48)	(18)	37.5%

Total operating profit	$1,811	$2,116	$(305)	(14.4)%

        The decrease in our operating profit was primarily due to the increase in depreciation and amortization expense due to the DIRECTV U.S. and DIRECTV Latin America lease programs. We discuss the changes for each of our segments in more detail below.

        Interest income.    The decrease in interest income to $25 million for the nine months ended September 30, 2009 from $64 million for the nine months ended September 30, 2008 was due to lower interest rates, partially offset by a higher average cash balance.

        Interest expense.    The increase in interest expense to $304 million for the nine months ended September 30, 2009 from $248 million for the nine months ended September 30, 2008 was due to an increase in the average debt balance, partially offset by decreased interest rates.

THE DIRECTV GROUP, INC.

        Other, net.    The significant components of "Other, net" were as follows:

	Nine Months Ended September 30,		Change
Other, net	2009	2008	$	%
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries.	$33	$32	$1	3.1%
Loss on early extinguishment of debt	(23)	—	(23)	N/A
Net foreign currency transaction gain	57	—	57	N/A
Other	—	(3)	3	(100.0)%

Total	$67	$29	$38	131.0%

        The increase in other, net to was due to a foreign currency transaction gain related to net U.S. dollar denominated liabilities held by Sky Brazil, partially offset by expenses related to the early extinguishment of a portion of our 8.375% senior notes.

        Income Tax Expense.    We recognized income tax expense of $585 million for the nine months ended September 30, 2009 compared to income tax expense of $712 million for the nine months ended September 30, 2008. The decrease in income tax expense is primarily attributable to the decrease in income before income taxes.

THE DIRECTV GROUP, INC.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Nine Months Ended and As of September 30,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$13,545	$12,569	$976	7.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense Broadcast programming and other	5,668	5,216	452	8.7%
Subscriber service expenses	946	839	107	12.8%
Broadcast operations expenses	206	197	9	4.6%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,871	1,602	269	16.8%
Upgrade and retention costs	785	724	61	8.4%
General and administrative expenses	659	656	3	0.5%
Depreciation and amortization expense	1,750	1,493	257	17.2%

Total operating costs and expenses	11,885	10,727	1,158	10.8%

Operating Profit	$1,660	$1,842	$(182)	(9.9)%

Other Data:
Operating profit before depreciation & amortization	$3,410	$3,335	$75	2.2%
Total number of subscribers (000's)(1)	18,441	17,320	1,121	6.5%
ARPU	$83.09	$81.73	$1.36	1.7%
Average monthly subscriber churn %	1.53%	1.50%	—	2.0%
Gross subscriber additions (000's)	3,309	2,860	449	15.7%
Subscriber disconnections (000's)	2,489	2,300	189	8.2%
Net subscriber additions (000's)	820	560	260	46.4%
Average subscriber acquisition costs—per subscriber (SAC)	$700	$711	$(11)	(1.5)%

(1)
As discussed above in "Key Terminology," during 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

        Subscribers.    Gross subscriber additions increased in 2009 due to higher demand for HD and DVR services and increased sales in our direct sales channel and increased sales in our Telco channels primarily due to the AT&T/DIRECTV bundled offer, which commenced in February 2009. Net subscriber additions increased due to the higher gross subscriber additions, partially offset by the higher number of disconnections due to a higher average monthly subscriber churn rate on the larger subscriber base. The increase in churn was principally due to stricter upgrade and retention policies for existing customers as well as more aggressive competitor promotions.

THE DIRECTV GROUP, INC.

        Revenues.    DIRECTV U.S.' revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees, partially offset by more competitive promotions for both new and existing customers, lower penetration of our premium packages, one less week of NFL Sunday Ticket revenue and the expiration of a satellite lease.

        Operating profit before depreciation and amortization.    The increase in operating profit before depreciation and amortization was primarily due to the increase gross profit generated from the higher revenues, which was partially offset by higher subscriber acquisition costs from the increased number of gross subscriber additions and higher upgrade and retention costs from the increased number of existing customers adding HD and DVR services, using the movers program and increased upgrade and retention marketing costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in 2009, coupled with increased costs related to an increased number of subscribers utilizing the protection plan, partially offset by decreased sports programming costs from one fewer week of NFL programming. Subscriber service expenses increased in 2009 primarily due to the increased number of subscribers and costs associated with service quality improvement initiatives.

        Subscriber acquisition costs increased primarily due to the increase in the number of gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased due to increased use of refurbished set-top boxes, lower set-top receiver costs and lower national and direct sales advertising costs per subscriber added.

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

        Operating profit.    The decrease in operating profit was primarily due to higher operating profit before depreciation and amortization, more than offset by higher depreciation and amortization expense in 2009 resulting from the capitalization of set-top receivers under the lease program.

THE DIRECTV GROUP, INC.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Nine Months Ended and As of September 30,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$2,039	$1,811	$228	12.6%
Operating Profit Before Depreciation & Amortization	478	507	(29)	(5.7)%
Operating Profit	217	322	(105)	(32.6)%
Other Data:
ARPU	$55.25	$56.88	$(1.63)	(2.9)%
Average monthly subscriber churn %(1)	1.84%	1.85%	—	(0.5)%
Total number of subscribers (000's)(2)	4,330	3,734	596	16.0%
Gross subscriber additions (000's)	1,115	1,052	63	6.0%
Net subscriber additions (000's)	438	463	(25)	(5.4)%

(1)
In the nine months ended September 30, 2008 DIRECTV Latin America had a 57,000 subscriber adjustment at Sky Brazil as a result of inconsistent application of our churn policies in previous periods and a 21,000 subscriber adjustment in Brazil identified as part of the completion of the integration of Sky Brazil and the DIRECTV Brazil businesses.

(2)
DIRECTV Latin America subscriber data excludes subscribers of the Sky Mexico platform. We migrated approximately 3,000 subscribers from DIRECTV Latin America to Sky Mexico during the first nine months of 2009 and migrated approximately 8,000 subscribers from DIRECTV Latin America to Sky Mexico during the first nine months of 2008. Additionally, we migrated approximately 12,000 subscribers from a local pay television service provider in Latin America to Sky Brazil during the first nine months of 2009. Net subscriber additions as well as churn exclude the effect of these migrations.

        The decrease in net subscriber additions is primarily associated with increased churn in Argentina and Venezuela, partially offset by increased gross additions.

        Revenues increased primarily due to subscriber growth in Brazil, Venezuela and Argentina, partially offset by decreased ARPU in Brazil and Argentina. ARPU decreased primarily due to unfavorable exchange rates, partially offset by price increases in the region, primarily in Venezuela and higher fees for HD and DVR services.

        Operating profit before depreciation and amortization decreased primarily due to higher general and administrative expenses due to the charges associated with the exchange of Venezuelan currency to U.S. dollars of $168 million in 2009 compared with $26 million in 2008, as well as a higher number of gross subscriber additions and higher subscriber services costs associated with a larger subscriber base. The decreases were partially offset by the increase gross profit from the higher revenues in the period.

        The lower operating profit was primarily due to the decrease in operating profit before depreciation and amortization and increased depreciation and amortization, due primarily to the capitalization of set-top receivers under lease programs.

THE DIRECTV GROUP, INC.

Corporate and Other

        Operating loss from Corporate and Other increased to $66 million in 2009 from $48 million in 2008. The increase was primarily due to increased professional service fees.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2009, our cash and cash equivalents totaled $3.3 billion compared with $2.0 billion at December 31, 2008. The $1.3 billion increase resulted primarily from $3.2 billion of cash provided by operating activities and approximately $2.0 billion of cash proceeds from the issuance of senior notes, partially offset by $1.5 billion of cash paid for the acquisition of satellites, property and equipment, $1.6 billion in cash used for the repurchase of shares and $661 million of cash used to repay long-term debt.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.28 at September 30, 2009 and 1.13 December 31, 2008. The increase in our current ratio during the nine months ended September 30, 2009 was primarily due to the change in our cash and cash equivalents discussed above.

        As of September 30, 2009, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility, which is available until 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        During 2009 and 2008, our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in January 2009 authorizing share repurchases of $2.0 billion. As of September 30, 2009, we had approximately $339 million remaining under this authorization. During the nine months ended September 30, 2009, we repurchased and retired 70 million shares for $1.7 billion, at an average price of $23.73. Additionally, in October 2009 we repurchased and retired 1 million shares for $35 million, at an average price of $27.08, prior to the date our registration statement was declared effective by the SEC. We are not permitted to purchase any additional shares prior to the completion of the merger. We may make purchases under this program in the open market, through negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations.

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

THE DIRECTV GROUP, INC.

Borrowings

        At September 30, 2009, we had $7,163 million in total outstanding borrowings, bearing a weighted average interest rate of 5.4%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 8 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2008 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $356 million in the remainder of 2009 (including the $327 million of principal remaining on the 8.375% senior notes redeemed in October 2009), $308 million in 2010, $108 million in 2011, $20 million in 2012, $1,886 million in 2013 and $4,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2008 and do not currently expect to be required to make a prepayment for the year ending December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At September 30, 2009, DIRECTV U.S. was in compliance with all such covenants.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2008 Form 10-K for discussion of Moody's Investors Service and Standard & Poor's Rating Service ratings range.

        Currently, The DIRECTV Group has the following security rating:

	Corporate	Outlook
Standard & Poor's	BBB-	Stable

        Currently, DIRECTV U.S. has the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BBB-	BBB-	Stable
Moody's	Baa2	Ba2	Ba1	Stable
Fitch	BBB	BBB-	BBB-	Stable

THE DIRECTV GROUP, INC.

Contingencies

        As discussed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brazil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

        We currently utilize the official exchange rate of 2.15 bolivars per U.S. dollar to translate the financial statements of our Venezuelan subsidiary. This rate has been fixed despite significant inflation in Venezuela in recent periods. We are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official rate, or alternatively, a legal parallel exchange process exists, however the rates implied by transactions in the parallel market are significantly higher than the official rate (recently 5 to 7 bolivars per U.S. dollar). The official approval process has been delayed in recent periods and our Venezuelan subsidiary has relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances during 2009. As a result we recognized a $48 million charge during the third quarter of 2009 and a $168 million charge during the nine months ended September 30, 2009 to "General and administrative expense" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars in the parallel exchange process. We currently expect to continue to repatriate cash generated in Venezuela in excess of local operating requirements, and to the extent we are unable to obtain timely approval to exchange bolivars at the official rate, we may use the legal parallel exchange process and we expect to incur additional charges in the future. Alternatively, if the Venezuelan government were to devalue the bolivar, we may realize a reduction in operating profits resulting from translation of financial results utilizing a higher exchange rate. Using the official exchange rate, our Venezuelan subsidiary had Venezuelan bolivar denominated liabilities of $12 million in excess of Venezuelan bolivar denominated assets, including cash of $44 million as of September 30, 2009.

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

THE DIRECTV GROUP, INC.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of September 30, 2009, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2008.

	Payments Due By Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$9,584	$467	$1,138	$2,560	$5,419
Purchase obligations (Note 6)(b)	8,541	457	3,231	3,108	1,745
Operating lease obligations(c)	379	13	115	88	163
Capital lease obligations	951	23	178	166	584
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)(e)	162	22	140	—	—

Total	$19,617	$982	$4,802	$5,922	$7,911

(a)
Long-term debt obligations include interest calculated based on the rates in effect at September 30, 2009, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

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

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $216 million as of September 30, 2009. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

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

*  *  *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended September 30, 2009. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

*  *  *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*  *  *

THE DIRECTV GROUP, INC.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2009 or subsequent thereto, but before the filing of this report, are summarized below:

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

        Legal Proceedings Regarding the Merger.    There are multiple purported class action complaints pending against DIRECTV, Liberty and the DIRECTV board of directors in the Delaware Court of Chancery and California State Court. Four stockholder class action complaints were brought in Delaware Chancery Court from May 12, 2009 to May 19, 2009, all of which were subsequently consolidated on May 22, 2009 (the "Delaware Action"). One stockholder class action complaint was brought in California State Court on May 29, 2009 (the "California Action"). The Delaware and California Actions are purported class actions on behalf of the public stockholders of DIRECTV. The consolidated Delaware complaint and the California complaint allege, among other things, that the members of the DIRECTV board of directors breached their fiduciary duties in approving the merger agreement. In September 2009, the California Action was stayed pending conclusion of the consolidated Delaware Action.

        On October 16, 2009, all of the parties to the Delaware action entered into a Stipulation and Agreement of Compromise, Settlement and Release.

        On October 19, 2009, the Delaware Chancery Court granted preliminary approval of the settlement of the Delaware Action. The Delaware Chancery Court also scheduled a hearing on November 25, 2009 for final approval of the settlement, at which time the Delaware Chancery Court will hear any objections to the settlement. The terms of the settlement and the procedure for filing a stockholder objection to the settlement are set forth in the Stipulation and the Notice of Settlement filed as Exhibits 99.1 and 99.2, respectively to The DIRECTV Group's Current Report on Form 8-K filed on October 20, 2009.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previously reported legal proceedings were terminated during the third quarter ended September 30, 2009.

ITEM 1A. RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed.

THE DIRECTV GROUP, INC.

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

        A summary of the repurchase activity for the three months ended September 30, 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
July 1—31, 2009	18	$24.45	18	$838
August 1—31, 2009	13	24.76	13	509
September 1—30, 2009	7	25.98	7	339

Total	38	24.82	38	339

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
*2.1	Amendment No. 1 to the Agreement and Plan of Merger, dated July 29, 2009 by and among Liberty Media Corporation, Liberty Entertainment, Inc., The DIRECTV Group, Inc., DIRECTV, DTVG One, Inc. and DTVG Two, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of The DIRECTV Group, Inc. filed on July 30, 2009).
*2.2	Amendment No. 2, dated as of October 2, 2009, to the Agreement and Plan of Merger, dated as of May 3, 2009, by and among Liberty Media Corporation, Liberty Entertainment, Inc., The DIRECTV Group, Inc., DIRECTV, DTVG One, Inc. and DTVG Two, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of The DIRECTV Group, Inc. filed on October 2, 2009).
*10.1	Amendment No. 1, dated as of July 29, 2009, to the Voting and Right of First Refusal Agreement, dated as of May 3, 2009, by and among Liberty Entertainment, Inc., The DIRECTV Group, Inc., DIRECTV, Dr. John C. Malone, Mrs. Leslie Malone, The Tracy L. Neal Trust A and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.2 of the Form 8-K of The DIRECTV Group, Inc. filed on July 30, 2009).
*10.2	Amendment No. 2, dated as of October 2, 2009, to the Voting and Right of First Refusal Agreement, dated as of May 3, 2009, by and among Liberty Entertainment, Inc., The DIRECTV Group, Inc., DIRECTV, Dr. John C. Malone, Mrs. Leslie Malone, The Tracy L. Neal Trust A and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.2 of the Form 8-K of The DIRECTV Group, Inc. filed on October 2, 2009).

THE DIRECTV GROUP, INC.

Exhibit Number	Exhibit Name
*10.3	Indenture, dated as of September 22, 2009, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings, LLC filed on September 25, 2009).
*10.4	Registration Rights Agreement dated as of September 22, 2009, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV Holdings LLC filed on September 25, 2009).
*††10.5	Interim Chief Executive Officer Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings LLC filed on August 10, 2009).
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*** 101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Incorporated by reference.

**
Furnished, not filed.

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

††
Management contract or compensatory plan or arrangement.

* * *

THE DIRECTV GROUP, INC.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIRECTV GROUP, INC. (Registrant)
Date: November 5, 2009	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Executive Vice President and Chief Financial Officer)